Form 10-Q
period 1998-09-30
TERAYON COMMUNICATION SYSTEMS
filed 1998-11-12
CIK 1052303

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-Q

                                --------------

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM _______________ TO _______________ .


                       COMMISSION FILE NUMBER: 000-24647

                                --------------

                      TERAYON COMMUNICATION SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                               77-0328533
       (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


                             2952 BUNKER HILL LANE
                         SANTA CLARA, CALIFORNIA 95054
                                 (408) 727-4400
(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF THE
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  [_] Yes     [X] No

  The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 16,405,571 at November 6, 1998

================================================================================

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to: statements related to industry trends and future growth in the markets for cable modem systems; Terayon Communication Systems, Inc.'s (the "Company's") strategies for reducing the cost of its products; the Company's product development efforts; the effect of GAAP accounting pronouncements on the Company's recognition of revenues; the Company's future research and development; business trends; and, future quarter profitability. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The business risks on pages 15 through 17, among other things, should be considered in evaluating the Company's prospects and future financial performance.

                      TERAYON COMMUNICATION SYSTEMS, INC.

                                     INDEX

                                                                           PAGE

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -- September 30, 1998
          and December 31, 1997.......................................        4

        Condensed Consolidated Statements of Operations -- Three and
          Nine Months Ended September 30, 1998 and 1997...............        5

        Condensed Consolidated Statements of Cash Flows -- Nine Months
          Ended September 30, 1998 and 1997...........................        6

        Notes to Condensed Consolidated Financial Statements..........        7


Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................       11


PART II: OTHER INFORMATION

Item 1. Legal Proceedings.............................................       17

Item 2. Changes in Securities and Use of Proceeds.....................       17

Item 3. Defaults Upon Senior Securities...............................       18

Item 4. Submission of Matters to a Vote of Security Holders...........       18

Item 5. Other Information.............................................       18

Item 6. Exhibits and Reports on Form 8-K..............................       18

        Signature.....................................................       18

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL  STATEMENTS

                      TERAYON COMMUNICATION SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         September 30,     December 31,
                                                                                             1998             1997
                                                                                           ---------        ---------
                                                                                                  (Unaudited)
                                ASSETS
     Current assets
              Cash and cash equivalents                                                      $29,636           $1,569
              Short-term investements                                                          2,948              418
              Accounts receivable, less allowance for doubtful
                   accounts of $464 in 1998 and $20 in 1997                                    1,629              574
              Accounts receivable from related parties                                         3,057              362
              Inventory                                                                        5,833            1,322
              Prepaid expenses                                                                 1,052              409
              Other current assets                                                               798              281
                                                                                           ---------        ---------
     Total current assets                                                                     44,953            4,935
                                                                                           ---------        ---------
     Property and equipment, net                                                               3,349            3,615
     Other assets                                                                                228              228
                                                                                           ---------        ---------
     Total assets                                                                            $48,530           $8,778
                                                                                           =========        =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
                  (NET CAPITAL DEFICIENCY)

     Current liabilities
              Accounts payable                                                                $9,875           $2,232
              Accrued payroll and related expenses                                             1,717            1,052
              Other accrued liabilities                                                        3,642            1,621
              Advance from related party                                                           -            2,000
              Current portion of long-term debt and capital lease obligations                      -            2,877
                                                                                           ---------        ---------
     Total current liabilities                                                                15,234            9,782
                                                                                           ---------        ---------
     Non-current liabilities                                                                     130              170
     Redeemable common stock, $.001 par value                                                      -               13
     Redeemable common stockholder's note receivable                                               -              (13)
                                                                                           ---------        ---------
              Total redeemable common stock                                                        -                -

     Stockholders' equity (net capital deficiency)
              Preferred stock, $.001 par value                                                     -                -
              Convertible preferred stock, $.001 par value                                         -           35,807
              Common Stock, $.001 par value                                                       16              458
              Additional  paid in capital                                                    113,907                -
              Accumulated deficit                                                            (78,906)         (37,163)
              Deferred compensation                                                           (1,829)            (216)
              Notes receivable-stockholders                                                      (22)             (60)
                                                                                           ---------        ---------
     Total stockholders' equity (net capital deficiency)                                      33,166           (1,174)
                                                                                           ---------        ---------
     Total liabilities and stockholders' equity (net capital deficiency)                     $48,530           $8,778
                                                                                           =========        =========

                            See accompanying notes

                      TERAYON COMMUNICATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,                September 30,
                                                         -----------------------      -----------------------
                                                           1998           1997           1998          1997
                                                         ---------     ---------      ---------     ---------
REVENUES:
    Product revenues                                        $5,853          $578        $10,131          $671
    Related party product revenues                           3,547            84          8,645            84
                                                         ---------     ---------      ---------     ---------
                Total revenues                               9,400           662         18,776           755
                                                         ---------     ---------      ---------     ---------
COST OF GOODS SOLD:
    Cost of product revenues                                 7,327         1,638         14,196         2,120
    Cost of related party product revenues                   3,179           123          7,827           123
                                                         ---------     ---------      ---------     ---------
                Total cost of goods sold                    10,506         1,761         22,023         2,243
                                                         ---------     ---------      ---------     ---------
GROSS LOSS                                                  (1,106)       (1,099)        (3,247)       (1,488)
OPERATING EXPENSES:
    Research and development                                 2,779         2,695          7,702         8,581
    Sales and marketing                                      1,846         1,192          4,815         2,715
    General and administrative                                 813           610          2,095         1,715
                                                         ---------     ---------      ---------     ---------
                Total operating expenses                     5,438         4,497         14,612        13,011
                                                         ---------     ---------      ---------     ---------
Loss from operations                                        (6,544)       (5,596)       (17,859)      (14,499)
Interest income                                                235            75            381           305
Interest expense                                              (177)          (68)          (355)         (175)
Net loss                                                    (6,486)       (5,589)       (17,833)      (14,369)
Series F convertible preferred stock dividend                    -             -         23,910             -
                                                         ---------     ---------      ---------     ---------
Net loss applicable to common stockholders                 ($6,486)      ($5,589)      ($41,743)     ($14,369)
                                                         =========     =========      =========     =========
Historical basic and diluted net loss per share
applicable to common stockholders                           ($0.63)       ($1.29)        ($6.39)       ($3.39)

Shares used in computing historical basic and
diluted net loss per share applicable to common
stockholders                                                10,306         4,341          6,530         4,235
                                                         =========     =========      =========     =========
Pro forma basic and diluted net loss per share
applicable to common stockholders                           ($0.44)       ($0.51)        ($3.21)       ($1.35)

Shares used in computing pro forma basic and
diluted net loss per share applicable to common
stockholders                                                14,631        10,912         12,991        10,640
                                                         =========     =========      =========     =========


                            See accompanying notes

                      TERAYON COMMUNICATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                    1998               1997
                                                                                 ----------         ----------
CASH USED IN OPERATING ACTIVITIES                                                  ($15,042)          ($12,520)

INVESTING ACTIVITIES:
Purchase of short-term investments                                                   (2,948)           (10,594)
Proceeds from sales and maturities of short term investments                            418              9,254
Purchases of property and equipment                                                  (1,221)            (2,507)
                                                                                 ----------         ----------
Net cash used in investing activities                                                (3,751)            (3,847)

FINANCING ACTIVITIES:
Principal payments on capital leases                                                    (54)              (111)
Principal payments on long-term debt                                                 (2,812)              (718)
Advance from related party                                                                               2,000
Exercise of option to purchase common stock                                             635                105
Proceeds from long-term debt                                                              -              1,328
Proceeds from issuance of preferred stock                                             6,387              9,818
Proceeds from issuance of redeemable preferred stock                                  7,500                  -
Principal payments on common stockholder notes receivable                                60                  -
Proceeds from issuance of common stock                                               35,144                  -
                                                                                 ----------         ----------
Net cash provided by financing activities                                            46,860             12,422
                                                                                 ----------         ----------
Net increase (decrease) in cash and cash equivalents                                 28,067             (3,945)
Cash and cash equivalents at beginning of period                                      1,569              8,356
                                                                                 ----------         ----------
Cash and cash equivalents at end of period                                          $29,636             $4,411
                                                                                 ==========         ==========

                            See accompanying notes

                      TERAYON COMMUNICATION SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 have been included.

  The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, Terayon Communication Systems Europe and Terayon do Brasil. The minority interest in net losses of Terayon Communication Systems Europe and Terayon do Brasil were not significant for all periods presented. All material intercompany balances and transactions have been eliminated.

  Results for the three and nine months ended September 30, 1998 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Registration Statement on Form S-1 (No. 333-56911), including the related prospectus dated August 17, 1998 as filed with the SEC. The accompanying balance sheet at December 31,1997 is derived from audited financial statements at that date.

  Certain prior year amounts on the condensed consolidated financial statements have been reclassified to conform to the 1998 presentation.

Cash Equivalents and Short-Term Investments

  The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months but less than a year are classified as short-term investments. At September 30, 1998, all of the Company's total cash equivalents and short-term investment were classified as available-for-sale and were obligations issued by U.S. government agencies and U.S. corporations, maturing within one year.

Inventory

  Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                          September 30,          December 31,
                                              1998                   1997
                                           ----------             ----------
Inventory:
      Finished goods..............             $4,331                 $  163
      Work-in-process.............                646                    366
      Raw materials...............                856                    793
                                           ----------             ----------
                                               $5,833                 $1,322
                                           ==========             ==========

                      TERAYON COMMUNICATION SYSTEMS, INC.

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)


Net Loss Per Share

  Historical basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. Options, warrants, restricted stock and preferred stock were not included in the computation of diluted net loss per share because the effect would be antidilutive.

  Pro forma net loss per share has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from preferred stock that automatically converted upon the closing of the Company's initial public offering (using the as-if-converted method).

  A reconciliation of shares used in the calculation of historical and pro forma basic and diluted net loss per share follows (in thousands, except per share date):

                                           THREE MONTHS ENDED SEPTEMBER 30,                    NINE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------------            --------------------------------------
                                            1998                       1997                    1998                     1997
                                        -------------             -------------            -------------            -------------
Net Loss........................              ($6,486)                  ($5,589)                ($17,833)                ($14,369)

Series F convertible preferred
stock dividend (Note 2).........                    -                         -                  (23,910)                       -
                                        -------------             -------------            -------------            -------------

Net loss applicable to common
stockholders.....................             ($6,486)                  ($5,589)                ($41,743)                ($14,369)
                                        =============             =============            =============            =============
Shares used in computing
historical basic and diluted net
loss applicable to common
stockholders.....................              10,306                     4,341                    6,530                    4,235
                                        =============             =============            =============            =============

Historical basic and diluted net
loss per share applicable to
common stockholders..............              ($0.63)                   ($1.29)                  ($6.39)                  ($3.39)
                                        =============             =============            =============            =============

Shares used in computing
historical basic and diluted net
loss per share applicable to
common stockholders..............              10,306                     4,341                    6,530                    4,235

Adjustment to reflect the effect
of the assumed conversion of
weighted average shares of
convertible preferred stock
outstanding applicable to common
stockholders.....................               4,325                     6,571                    6,461                    6,405
                                        -------------             -------------            -------------            -------------

Shares used in computing pro
forma basic and diluted net loss
per share applicable to common
stockholders.....................              14,631                    10,912                   12,991                   10,640
                                        =============             =============            =============            =============

Pro forma basic and diluted net
loss per share applicable to
common stockholders..............              ($0.44)                   ($0.51)                  ($3.21)                  ($1.35)
                                        =============             =============            =============            =============

                      TERAYON COMMUNICATION SYSTEMS, INC.

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

Impact of Recently Issued Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997 and has been adopted by the Company in 1998. The Company's comprehensive net loss was the same as its net loss for the three and nine months ended September 30, 1998 and 1997.

  In addition, during June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131). FAS 131 replaces FAS 14, "Financial Reporting for Segments of a Business Enterprise" and changes the way public companies report segment information. FAS 131 is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for the year ended December 31, 1998.

2. STOCKHOLDERS' EQUITY

Series F Convertible Preferred Stock Dividend

  Under EITF No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company recorded a dividend of $23.9 million in the nine months ended September 30, 1998, representing the fair value of a warrant to purchase 3,000,000 shares of the Company's common stock issued to Shaw Communications, Inc. (the "Shaw Warrant"). The Shaw Warrant was issued in connection with the sale of $5.0 million of convertible preferred stock to Shaw (the "Shaw Financing"). The Company's accounting conclusion with respect to the Shaw Warrant is based on management's conclusion that the sale of preferred stock was a financing transaction and not the issuance of equity instruments in exchange for goods or services.

Delaware Reincorporation

  In June 1998, the Company's Board of Directors authorized the reincorporation of the Company in Delaware and an increase in the authorized number of shares of common stock from 20,000,000 shares to 35,000,000 shares. The Company's shareholders approved the reincorporation in July 1998 and the reincorporation was effective as of July 8, 1998. The par value of the preferred and common
stock is $.001 per share.    The reincorporation resulted in the transfer of
$40,116,000 from convertible preferred stock and $30,401,000 from common stock to additional paid in capital.

Initial Public Offering

     In August 1998, the Company completed its initial public offering and issued 3,000,000 shares of its Common Stock to the public at a price of $13.00 per share. The Company received net proceeds of approximately $35.1 million in cash. Upon the closing of the offering, all of the outstanding shares of convertible preferred stock and redeemable convertible preferred stock outstanding were converted into an aggregate of 8,360,635 shares of common stock.

                      TERAYON COMMUNICATION SYSTEMS, INC.

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

3.  DEBT AGREEMENT

     In August 1998, the Company entered into an agreement with a bank to provide a line of credit in an amount up to $5.0 million based on a combination of eligible accounts receivable and customer purchase orders. The agreement provides for interest at a rate equal to prime rate plus 2% per annum and matures two years from the date of the agreement. At September 30, 1998, there were no outstanding borrowings under this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements as a result of certain factors included in this report.

OVERVIEW

  Terayon develops, markets and sells cable modem systems based upon its S-CDMA technology. Since its inception in January 1993, the Company has focused on the development of its S-CDMA technology, as well as certain other core technologies, to enable broadband transmission of data over cable networks. The Company commenced the specifications and design of its first ASIC in October 1994 and produced the first version of this ASIC in June 1996. The Company concurrently developed an end-to-end broadband access system, the TeraComm system, around the ASIC. During late 1996 and through 1997, the Company commenced limited field trials of the TeraComm system with several cable operators. In the first quarter of 1998, the Company commenced volume shipments to a small number of cable operators. The Company recognized revenues of $9.4 million for the three months ended September 30, 1998 and $18.8 million for the nine months ended September 30, 1998. The Company generally recognizes product revenues upon shipment of products to customers. Future agreements with certain distribution partners may contain price protection provisions and certain return rights. The Company's existing agreements currently do not contain such provisions.

  The Company sells its products both in the United States and internationally and markets its products primarily to cable operators and distributors. To date, a small number of customers have accounted for all of the Company's sales. In the three months ended September 30,1998, sales to Cablevision Systems, Shaw Communications and Sumitomo Corporation represented approximately 28%, 24% and 14%, respectively, of the Company's total revenues. In the first nine months of 1998, sales to Shaw, Cablevision and Sumitomo represented approximately 32%, 19% and 14%, respectively, of the Company's total revenues. The Company expects that sales to a limited number of customers will continue to account for a substantial portion of the Company's sales for the foreseeable future. If orders from significant customers are delayed, cancelled or otherwise fail to occur in any particular period, or if any significant customer delays payment or fails to pay, the Company could experience significant operating losses in such period. As a result, the Company expects to experience significant fluctuations in its operating results on a quarterly and annual basis.

  The market for broadband access products and services is intensely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion of products over time. The Company has experienced and expects to continue to experience downward pressure on its unit average selling price (ASP). The Company has had negative gross margins since inception. While the Company has initiated cost reduction programs to offset pricing pressures on its products, there can be no assurance that these cost reduction efforts will continue to keep pace with competitive price pressures or lead to improved gross margins. If the Company is unable to reduce costs efficiently, its gross margin and profitability will continue to be adversely affected. The Company's gross margin also is affected by the sales mix of TeraLink 1000 Master Controllers, TeraLink Gateways and TeraPro cable modems, as the TeraPro modems have significantly lower margins than the TeraLink 1000 Master Controllers and TeraLink Gateway headend products. As a result, the Company's gross margin is affected by the maturity of TeraComm deployments in any quarter, because new deployments of the TeraComm system involve the sale of headend equipment (which has higher margins) and generally involve smaller quantities of product, which typically are sold at higher margins than the larger volume sales of product associated with more mature deployments of the TeraComm system. For the foreseeable future, the Company expects to achieve negative or nominal margins on TeraPro cable modems and expects that sales of TeraPro cable modems will continue to constitute a significant portion of its revenues. As a result of these factors, the Company's gross margins and operating results are likely to be adversely affected in the near term. The Company's components are sold together as part of an entire system, and the Company accordingly does not report revenue derived from each component.

  The Company's ability to generate revenues also depends on guaranteeing the availability of supplies from its sole sources, increasing the manufacturing and testing capacity of its products by a contractor while ensuring product quality, and continuing deployment of its products by existing and new customers. In the first quarter of 1998, the Company transitioned its manufacturing operations from CMC California, Inc. ("CMC") to Solectron Corporation ("Solectron"). The Company recorded a charge of $1.3 million in the first quarter of 1998 relating to the write-off of inventory as a result of transitioning manufacturing operations to Solectron. A portion of the charge consisted of $750,000 of raw material components that were deemed obsolete due to a design change in the Company's bill of materials during the quarter ended March 31, 1998. The charge also consisted of a $550,000 write down of parts repurchased from CMC and then resold to Solectron, as Solectron could purchase the related parts at a lower cost than the Company had valued the inventory. Therefore, the Company wrote down the inventory to the lower of cost or market as part of selling the inventory to Solectron. The Company currently tests and assembles the TeraLink 1000 Master Controller and the TeraLink Gateway headend equipment at its Santa Clara facility. Finished TeraPro cable modems are drop shipped by Solectron to Terayon customers.

  The Company sustained net losses of $6.5 million and $41.7 million for the three and nine months ended September 30, 1998, respectively. As a result, the Company had an accumulated deficit of $78.9 million as of September 30, 1998. The Company's operating expenses are based in part on its expectations of future sales, and the Company expects that a significant portion of its expenses will be committed in advance of sales. As a result, net income may be adversely affected by a reduction in sales if the Company is unable to adjust expenses quickly in response to any decrease in sales. The Company expects to increase significantly expenditures in technical development, sales and marketing and manufacturing as it engages in activities related to product enhancement, cost reduction and commercialization of new products. Additionally, the Company expects to increase capital expenditures and other operating expenses in order to support and expand the Company's operations. The Company anticipates that it will spend approximately $4.0 million on capital expenditures and approximately $12.0 million on research and development during the twelve months ended September 30, 1999. Anticipated capital expenditures consist of purchases of additional test equipment to support higher levels of production, a customer demonstration and training center, computer hardware, software and equipment for newly hired employees and enhancements to the Company's operating systems to support its activities as a public company.


RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1997 and 1998

  Revenues. The Company's revenues increased from $662,000 for the three months ended September 30, 1997 to $9.4 million for the same period in 1998 and from $755,000 for the nine months ended September 30, 1997 to $18.8 million for the nine months ended September 30, 1998. Revenues consist primarily of sales of cable modems and headend equipment to new and existing customers. The Company did not commence selling its products until June 1997.

  Cost of Goods Sold. Cost of goods sold consists of direct product costs and the cost of the Company's manufacturing operations group, which cost consists of assembly, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. For the three months ended September 30, 1997, the Company incurred $1.8 million in cost of goods sold compared to $10.5 million for the three months ended September 30, 1998. For the nine months ended September 30, 1997, the Company incurred $2.2 million in cost of goods sold, which included the cost of the manufacturing group for the entire period as it readied the Company's products for commercialization, compared to $22.0 million for the nine months ended September 30, 1998, which included the costs of the manufacturing group and a charge of $1.3 million relating to the write-off of obsolete inventory and the transition of manufacturing operations to Solectron.

  Gross Loss. The Company incurred a gross loss of $1.1 million for each of the three months ended September 30, 1997 and 1998. Higher revenues in 1998 were partially offset by a change in product mix towards a higher volume of lower margin cable modems. The Company incurred a gross loss of $1.5 million for the nine months ended September 30, 1997 due to costs associated with the Company's manufacturing operations group. The Company incurred a gross loss of $3.2 million for the nine months ended September 30, 1998, primarily due an increased mix of lower margin cable modems and a charge of $1.3 million relating to the write-off of obsolete inventory and the transition of manufacturing operations to Solectron.

  In the third quarter of 1998, the Company completed manufacturing qualification of a lower cost, single-board modem. The Company expects to complete the transition to the cost-effective modem product in the fourth quarter of 1998; however, the Company anticipates that decreases in the average sales price of its cable modems will partially offset the benefits obtained from the cost-reduced modem.

  Research and Development. Research and development expenses consist primarily of personnel costs, as well as design expenditures, equipment and supplies required to develop and enhance the Company's products. Research and development costs increased slightly from $2.7 million for the three months ended September 30, 1997 to $2.8 million for the three months ended September 30, 1998. Research and development expenses decreased from $8.6 million for the nine months ended September 30, 1997 to $7.7 million for the nine months ended September 30, 1998 as a result of timing of the Company's development projects. The Company intends to increase investment in research and development programs in future periods for the purpose of enhancing current products, reducing the cost of current products and developing new products.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries for sales, marketing and support personnel and costs related to tradeshows, consulting and travel. Sales and marketing expenses increased from $1.2 million for the three months ended September 30, 1997 to $1.8 million for the three months ended September 30, 1998 and from $2.7 million for the nine months ended September 30, 1997 to $4.8 million for the nine months ended September 30, 1998. The increase in sales and marketing expenses was primarily due to increased payroll costs related to additional sales and support personnel for commercial trials and deployment of the Company's products. The Company expects sales and marketing expenses to increase in the future as the Company expands its customer base.

  General and Administrative. General and administrative expenses consist primarily of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses increased from $610,000 for the three months ended September 30, 1997 to $813,000 for the three months ended September 30, 1998 and from $1.7 million for the nine months ended September 30, 1997 to $2.1 million for the nine months ended September 30, 1998. The increase was primarily a result of the additional reporting requirements imposed on the Company as a public company and increased infrastructure to support expanded activities of
the Company.   The Company expects that general and administrative expenses will continue to increase in the near term as a result of these factors.

  Net Interest Income. Net interest income was $7,000 for the three months ended September 30, 1997 compared to $58,000 for the three months ended September 30, 1998. The increase was due to higher cash balances resulting from the proceeds of the Company's initial public offering completed in August 1998. Net interest income was $130,000 for the nine months ended September 30, 1997 compared to $26,000 for the nine months ended September 30, 1998. The decrease was primarily a result of lower interest income on lower average cash balances and higher interest expense on term debt in the nine months ended September 30, 1998.

  Income Taxes. The Company has not generated net income to date and therefore has not accrued any income taxes since its inception.

  Series F Convertible Preferred Stock Dividend. Under EITF No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the Company recorded a dividend of $23.9 million for the nine months ended September 30, 1998, representing the fair value of a warrant to purchase 3,000,000 shares of the Company's common stock
issued to Shaw.   See Note 2 of Notes to Condensed Consolidated Financial
Statements.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1998, the Company had approximately $29.6 million in cash and cash equivalents, $2.9 million in short-term investments and a $5.0 million revolving line of credit. On August 17, 1998, the Company completed an initial public offering of 3,000,000 shares of common stock at a price of $13.00 per share. The net proceeds to the Company from the offering were approximately $35.1 million.

  Cash used in operating activities in the first nine months of 1997 was $12.5 million compared to $15.0 million in the first nine months of 1998. Cash used in investing activities was $3.8 million for first nine months of 1997 and 1998. Investment activities consisted primarily of the purchase of hardware, software and test equipment in 1997 and 1998 and the purchase of short-term investments in 1998. Cash provided by financing activities was $12.4 million and $46.9 million for in the nine months ended September 30, 1997 and 1998, respectively. Financing activities consisted primarily of proceeds from issuance of preferred stock and advances from related parties in 1997 and proceeds from the issuance of common stock and preferred stock in 1998.

  As of September 30, 1998, the Company had approximately $11.4 million of unconditional purchase obligations. The Company anticipates that it will pay approximately $8.5 million of such obligations by December 31, 1998. The Company intends to make these payments out of available working capital.

  The Company believes that its cash balances will be sufficient to satisfy its cash requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing prior to such time to fund its operations and it may seek to raise such additional funds through the sale of public or private equity or debt financing or from other sources. The sale of additional equity or debt securities may result in additional dilution to the Company's stockholders. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all, when required by the Company.

YEAR 2000

  The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year (the "Year 2000 Issue"). Computer programs that have such date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

  The Company is heavily dependent upon the proper functioning of its own computer or data-dependent systems. This includes, but is not limited to, its systems in information, business, finance, operations, manufacturing and service. Any failure or malfunctioning on the part of these or other systems could adversely affect the Company in ways that are not currently known, discernable, quantifiable or otherwise anticipated by the Company.

  The Company recently formed an internal task force to evaluate those areas of the Company that may be affected by the Year 2000 Issue. The task force will devise a plan for the Company to become Year 2000 compliant in a timely manner (the "Plan"). The Plan will include independent validation of the Company's Year 2000 assessment procedures, initiating formal communications with all of its significant suppliers, large customers and development partners to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues and the development of contingency plans to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. The Company anticipates addressing the critical Year 2000 issues by mid-1999, prior to any anticipated impacts on its operating systems. The Company expects that it may address non-critical Year 2000 issues beyond the Year 2000.

  To date, the Company has not incurred incremental material costs associated with its efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. Furthermore, the Company believes that future costs associated with its Year 2000 compliance efforts will not be material.

  The Company currently has only limited information on the Year 2000 compliance of its key suppliers and customers. The operations of the Company's key suppliers and customers could be adversely affected in the event they do not successfully and timely achieve Year 2000 compliance. The Company's business and results of operations could experience material adverse effects if its key suppliers were to experience Year 2000 issues that caused them to delay
manufacturing or shipment of key components to the Company.     In addition, the
Company's results of operations could be materially adversely affected if any of the Company's key customers encounter Year 2000 issues that cause them to delay or cancel substantial purchase orders or delivery of the Company's product.

  There can be no assurance that the Company will be able to develop a plan to address the Year 2000 Issue in a timely manner or to upgrade any or all of its major systems in accordance with such plan. In addition, there can be no assurance that any such upgrades will effectively address the Year 2000 Issue. If required upgrades are not completed timely or are not successful, the Company may be unable to conduct its business or manufacture its products, which would have a material impact on the operations of the Company. Furthermore, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company intends to, but has not yet established a contingency plan detailing actions that will be taken in the event that the assessment of the Year 2000 Issue is not successfully completed on a timely basis.

CERTAIN BUSINESS RISKS

  The Company has only been shipping products in volume since the first quarter of 1998. Most commercial shipments of the Company's products through December 1997 were in limited quantities to customers deploying cable modems in pre-commercial trials. Accordingly, the Company has a very limited operating history, which makes the prediction of future operating results difficult. The Company has incurred significant losses since inception and the Company believes that it will continue to experience net losses for the foreseeable future. In addition, the Company has had negative gross margins since inception, and there can be no assurance that any growth in revenues will result in positive gross margins or operating profits. At September 30, 1998, the Company had an accumulated deficit of $78.9 million

  The Company's quarterly revenues will be difficult to predict due to a number of factors and the Company expects to experience significant fluctuations in its operating results on a quarterly and an annual basis for the foreseeable future. Revenues will vary depending on the timing of orders and shipments. Orders by the same customer can vary in size over time, depending on whether the Company's products are intended for trial or commercial deployment purposes, and depending on the geographic area covered by the customer's deployment. Customers that have forecast deployment plans and product orders may delay orders for many customer-specific reasons, such as changes in customer marketing plans, delays in completing any infrastructure or billing system upgrades required to offer new services, variations in capital spending budgets and delays in obtaining regulatory approval for commercial deployment. Customers also may delay orders for industry-wide reasons such as the adoption of new technologies by cable operators, telephone or wireless telecommunications companies, or changes in U.S. and international regulations. For example, the Company's product shipments to date to a customer in Brazil have been significantly lower than anticipated due to delays in certain regulatory approvals in Brazil. There can be no assurance that similar delays will not occur in other countries in which the Company is marketing or planning to market its products. Any such delays would have a material adverse effect on the Company's operating results for a particular period. In addition, cable operators in certain parts of Asia are required to obtain licenses prior to deploying data services over cable, and delays in obtaining such licenses by the Company's customers could have an adverse impact on the Company's operating results for a particular period. Competitive factors may affect both Company revenues and profitability. Customers may delay orders due to new product announcements by the Company or its competitors. The Company's average selling prices for its products may be lower than expected as a result of competitive pricing pressures, the Company's promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments. The Company's expenses generally will vary from quarter to quarter depending on the level of actual and anticipated business activities. Research and development expenses will vary as the Company commences development of new products and as development programs move to wafer fabrication, which results in higher engineering expenses.

  The timing and volume of customer orders are difficult to forecast because cable operators require a long sales cycle before placing orders. In addition, cable operators typically require delivery of products within 90 days. Accordingly, the Company has a limited backlog of orders, and net sales for any future quarter are difficult to predict. Supply, manufacturing or testing constraints could result in delays in the delivery of the Company's products. Further, sales generally are made pursuant to purchase orders, which can be rescheduled, reduced or cancelled with little or no penalty. Any delay in the product deployment schedule of one or more of the cable operators targeted by the Company would have an adverse effect on the Company's operating results for a particular period. In addition, due to the relatively large dollar size of the Company's typical transaction, any delay in the closing of a transaction could have a significant impact on the Company's operating results for a particular period.

  The Company has had limited experience selling its products to cable operators and only a limited number of cable operators have purchased the Company's products for commercial deployment. The market for the Company's products has only recently begun to develop, is rapidly changing and is characterized by an increasing number of competitors and competing technologies, as well as evolving industry standards. The Company's future success, operating results and financial condition will be substantially dependent upon whether cable modems gain widespread commercial acceptance by cable operators and end users of broadband access services. Because cable operators have only recently begun to deploy broadband access services based on cable modem technology, the market for services based on such technology has not yet developed and the Company cannot accurately predict the future growth rate, if any, or the ultimate size of the cable modem market. Critical issues concerning the use of cable modems, including security, reliability, cost, ease of deployment and administration, and Quality of Service, remain largely unresolved and may adversely affect the Company's growth and the market acceptance of its products. The market for cable modems may be affected by the development of other technologies that enable the provisioning of broadband access services. The failure of broadband access services based on cable modem technology to gain widespread commercial acceptance by cable operators and end users of broadband access services would have a material adverse effect on the Company's business, operating results and financial condition.

  The markets for the Company's products are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements, all of which are outside the control of the Company. The Company believes that its future success will depend upon its ability to enhance its existing products and to develop and introduce new products that meet a wide range of evolving cable operator and end-user needs and achieve market acceptance. There can be no assurance that the Company's potential customers, specifically cable operators, will not adopt alternative technologies or deploy alternative services that are incompatible with the Company's products, since the Company's products currently are not interoperable with other suppliers' products. The occurrence of either of the foregoing events would have a material adverse affect on the Company's business, operating results and financial condition.

  The Company has had only limited experience manufacturing its products to date, and there can be no assurance that the Company, Solectron or any other manufacturer of the Company's products will be successful in increasing the volume of its manufacturing efforts. The Company's limited operating history and the early stage of the cable modem market make it difficult for the Company to accurately forecast demand for its products. The Company's inability to accurately forecast the actual demand for its products could result in supply, manufacturing or testing capacity constraints. Such constraints could result in delays in the delivery of the Company's products or the loss of existing or potential customers, either of which could have a material adverse effect on the Company's business, operating results or financial condition. In addition, the Company has unconditional purchase obligations of approximately $11.4 million as of September 30, 1998, primarily to Solectron, to purchase minimum quantities of materials and components used to manufacture the Company's products. If demand for the Company's products is lower than anticipated, the fulfillment of these obligations by the Company could adversely affect the Company's business, operating results or financial conditions.

  The Company will require substantial capital resources to continue to develop, manufacture and market its products, to expand its product line and to fund its future operations. The Company also may require additional capital resources to enter into corporate partnerships, strategic alliances or joint ventures. There can be no assurance that such financing will be available when needed, if at all, or on terms favorable to the Company. Failure to generate or raise sufficient funds may require the Company to delay or abandon some or all of its planned future expansion or expenditure, which could have a material adverse effect on the Company's business, operating results or financial condition.

  Also inherent in the Company's business are additional risks, which include but are not limited to: competition in the market for broadband access services; the Company's ability to achieve cost reductions; the Company's dependence on contract manufacturers and sole source suppliers; the Company's dependence on cable operators; risks associated with the development of products, whether such delays are within the control of the Company or not; uncertainties regarding protection of intellectual property rights, including the potential for trademark and patent infringement litigation; dependence on key personnel; and risks associated with the Company's international business activities, which account for a substantial portion of its total revenues.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (c) Recent Sales of Unregistered Securities.
In August 1998, the Company issued 13,000 shares of Common Stock valued at $13.00 per share to a former employee. The issuance and sale of such shares was intended to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof. The purchaser of such shares represented its intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificate. The purchaser received adequate information about the Company.

  (d) Use of Proceeds from Sales of Registered Securities. The Company's Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-56911) was declared effective on August 17, 1998. The managing underwriters in the public offering were BT Alex. Brown, Hambrecht & Quist, Lehman Brothers and Salomon Smith Barney (the "Underwriters"). Pursuant to the Registration Statement, the Company sold 3,000,000 shares of its Common Stock for an aggregate offering price of $39,000,000.

  In connection with the public offering, the Company incurred expenses of approximately $3.9 million, of which approximately $2.7 million represented underwriting discounts and commission and approximately $1.2 million represented expenses related to the public offering. As of September 30, 1998, the Company has invested the remainder of the net proceeds in short-term, interest bearing, investment grade securities. The use of the proceeds from the public offering does not represent a material change in the use of proceeds described in the Company's Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5. OTHER INFORMATION

  Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between March 17, 1999 and April 16, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended.)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

   EXHIBIT
   NUMBER       DESCRIPTION
   -------      -----------
    10.1        Loan and Security Agreement dated August 10, 1998 between
                the Company and Silicon Valley Bank

    10.2 Schedule to Loan and Security Agreement dated August 10, 1998 between the Company and Silicon Valley Bank

    27.1        Financial Data Schedule for the 9 months ended September 30,
                1997

    27.2        Financial Data Schedule

   (b) Reports on Form 8-K

    None



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERAYON COMMUNICATION SYSTEMS, INC.


By:    /s/ RAY M. FRITZ                            Date: November 11, 1998
   --------------------------------
      Ray M. Fritz
      Chief Financial Officer
      (Principal Accounting and Financial Officer)