Form 10-K
period 1998-12-31
TERAYON COMMUNICATION SYSTEMS
filed 1999-03-24
CIK 1052303

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM  ---------------TO  ---------------.


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

                                --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                            ON WHICH REGISTERED
           -------------------                           ---------------------
                   NONE                                           NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, par value $0.001 per share
                                (TITLE OF CLASS)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Company, based upon the closing sale price of the Common Stock on March 12, 1999 as reported on the Nasdaq National Market, was approximately $482,939,757. Shares of Common Stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 1999, the Company had outstanding 20,376,482 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its definitive Proxy Statement for the Annual Meeting of Stockholders to be filed by April 30, 1999


                    SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This report on Form 10-K contains forward-looking statements of Terayon Communication Systems, Inc. (the Company) within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to: statements related to industry trends and future growth in the markets for cable modem systems; the Company's strategies for reducing the cost of its products; the Company's product development efforts; the effect of GAAP accounting pronouncements on the Company's recognition of revenues; the Company's future research and development; the timing of the Company's introduction of new products; the timing and extent of deployment of the Company's products by its customers; and, future profitability. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company disclaims any obligation to update these forward-looking statements as a result of subsequent events. The business risks on pages 18 through 29, among other things, should be considered in evaluating the Company's prospects and future financial performance.



PART I
ITEM 1.  BUSINESS

Overview

        We develop, market and sell cable modem systems that enable cable operators to cost-effectively deploy reliable two-way broadband access services. Our TeraComm system is designed to enable cable operators to maximize the capacity and reliability of broadband access services over any cable plant. This allows cable operators to minimize time-consuming and costly network infrastructure upgrades, achieve reduced time to market and provide a wide range of service levels to residential and commercial end users. Cable operators using the TeraComm system can provide additional revenue-generating services to end users. This enables cable operators to compete effectively in the emerging market for broadband access services.

         In recent years, the volume of bandwidth intensive data, voice and video traffic across the Internet, corporate intranets and other public networks has increased dramatically. International Data Corporation estimates that the number of Internet users will increase from approximately 69 million at the end of 1997 to approximately 320 million by the end of 2002. IDC also estimates that the number of home office households will increase from approximately 35 million at the end of 1997 to approximately 50 million by the end of 2002. Although various technologies have emerged to address the need for broadband access, the existing cable infrastructure currently provides the highest available two-way transmission speeds and "always-on" availability. In addition, the existing cable infrastructure currently passes more than 95% of homes in the U.S. and a large number of small businesses.

        The TeraComm system is based on our Synchronous Code Division Multiple Access or "S-CDMA" technology. The TeraComm system is comprised of the TeraPro cable modem, the TeraLink 1000 Master Controller, the TeraLink Gateway, and the TeraView Element Management and Provisioning Software. Our S-CDMA technology enables reliable two-way broadband communications over both pure coaxial and hybrid fiber/coax cable infrastructure. It does this by maximizing resistance to noise that interferes with data transmissions over previously unusable frequency spectrum. In November 1998, CableLabs selected us to co-author an enhanced version of the DOCSIS cable modem specifications based in part on our S-CDMA technology.

        Our objective is to be the leading provider of cable modem systems to cable operators seeking to provide broadband access services to residential and commercial end users. Key elements of this strategy include the following:

     o supply leading cable operators worldwide;

     o advance industry standards;

     o extend technology leadership and achieve rapid time to market;

     o reduce manufacturing costs;

     o provide superior customer service and support; and

     o increase our presence in existing and new markets.

        We sell our products to cable operators through direct sales forces in North America, Latin America and Europe. We also distribute our products via distributors and systems integrators. Companies currently using or distributing the TeraComm system include Shaw Communications
Inc., TCA Cable TV, Inc., Cablevision Systems, Inc., and Crossbeam
Networks Corporation, a wholly owned subsidiary of Sumitomo Corporation.

        Our Company was incorporated in California in January 1993 and reincorporated in Delaware in July 1998. References in this report to "Terayon," "we," "our," "us" and the "Company" refer to Terayon
Communication Systems, Inc. and its subsidiaries.

Recent Events

        On January 21, 1999, we completed a public offering of 3,250,000 shares of common stock at $38.00 per share. Of the 3,250,000 shares offered, 1,750,000 shares were offered by us and 1,500,000 were offered by certain selling stockholders. Our net proceeds, after underwriting discounts of approximately $3.3 million and expenses related to the offering of approximately $700,000, were $62.5 million. The proceeds have been designated for general corporate purposes. On February 9, 1999, the underwriters exercised their right to purchase 487,500 additional shares to cover over-allotments. Of the 487,500 additional shares purchased, 351,946 shares were from us and the balance were purchased from certain selling stockholders. Our net proceeds from the exercise of the over-allotment option were $12.7 million.

        On March 11, 1999, Shaw purchased 1,500,000 shares of our common stock at $6.50 per share, resulting in net proceeds of $9.75 million. The shares were purchased pursuant to the exercise of a warrant to purchase 3,000,000 shares of our common stock issued to Shaw in 1998.

        On March 18, 1999, we entered into a one-year Product Development Assistance Agreement ("Development Agreement") with Rogers
Communications Inc. Under the terms of the Development Agreement, Rogers will provide us assistance with the characterization and testing of our subscriber-end and head-end voice over cable equipment. In addition, Rogers will provide us technology to assist us with our efforts to develop high quality, field proven technology solutions that are DOCSIS-compliant and packet cable-compliant. The Product Development
Assistance Agreement has a term of one year. In consideration of Rogers entering into the Development Agreement, we issued to Rogers two fully vested and non-forfeitable warrants, each to purchase 1,000,000 shares of common stock. One warrant has an exercise price of $1.00 per share and one warrant has an exercise price of $37.00 per share. The warrants may be exercised in full or in part through March 31, 2000. The fair value of the two warrants is estimated to be approximately $45,000,000 and will be a noncash charge included in operations over the term of the Development Agreement.

        In addition, on March 18, 1999, we entered into a Supply Agreement with Rogers Cablevision Limited, a subsidiary of Rogers Communications Inc. Under the Supply Agreement, we agreed to make available to Rogers our current TeraLink Gateway and TeraLink 1000 Master Controller, and TeraPro Cable Modems and specified software. We also committed to certain product pricing and specifications.

        The Supply Agreement and the Development Agreement do not constitute a commitment by Rogers to purchase or deploy any particular volume or quantity of our product. No such commitment will be made unless Rogers issues us a purchase order.

Business Segments

        Terayon operates in one business segment, the sale of cable modem access systems. Our products are sold together as part of the TeraComm system and we do not report revenue derived from these individual components. Additional information about Terayon's operations by business segment and geographic region is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report and Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this report.

Products

        Current Products - The TeraComm System

        Our TeraComm system enables cable operators to cost-effectively deploy reliable two-way broadband access services. The TeraComm system is comprised of the TeraPro cable modem, the TeraLink 1000 Master Controller, the TeraLink Gateway and the TeraView Element Management and Provisioning Software. The price of a TeraComm system is dependent on a number of variables, including a customer's basic cable system architecture, the type of routing equipment a customer intends to use, the level and quality of service that a cable operator desires to provide and the volume of products purchased by a customer.

        TeraPro Cable Modem. The TeraPro cable modem is a data communications device installed in a subscriber's home or business. The TeraPro cable modem connects to the subscriber's PC via a standard 10BaseT Ethernet connector and to the cable network via a standard coaxial cable connector. The TeraPro cable modem automatically configures itself without user intervention, thus minimizing modem installation time. In addition, the configuration software for the TeraPro cable modem is downloaded remotely, allowing centralized software upgrades directly from the headend management system. In October 1998, we began volume shipments of our cable modems in a new single-board design.

        The TeraPro cable modem delivers full two-way communication over the cable network, with data rates of up to 14 Mbps per 5 MHz channel in both the upstream and the downstream direction. The TeraPro cable modem operates at full capacity at an SNR as low as 13dB, and gradually adjusts throughput to provide transmission at an SNR as low as -13dB.
This feature will permit the TeraPro cable modem to operate across any portion of the 5 to 42 MHz upstream RF spectrum.

         TeraLink 1000 Master Controller. The TeraLink 1000 Master Controller is a data channel controller and multiplexer located at the cable headend system or distribution hub. The TeraLink 1000 Master Controller provides control, management and data transport functions for TeraPro cable modems connected to the cable network. It offers dynamic bandwidth management, high speed traffic concentration, access control to data networking resources and data service quality and integrity.

        The TeraLink 1000 Master Controller is a single channel, rack-mountable controller that supports up to 2,000 cable modems per channel. Additional TeraLink 1000 Master Controllers can be added to scale service as performance and subscriber needs grow. The TeraLink 1000 Master Controller, with the TeraLink Gateway, provides a 100 BaseT interface for direct connectivity to a private backbone or any vendor's router or switch. Alternatively, the TeraLink 1000 Master Controller, with its built-in ATM OC-3 interface, can be connected via an ATM switch, or directly to Cisco's 7500 series routers.

        TeraLink Gateway. The TeraLink Gateway is a rack-mountable edge concentrator providing end-user clients with broadband access to a remote IP backbone (e.g., Internet) as well as efficient communication between modems. The TeraLink Gateway includes an ATM OC-3 interface for connectivity to up to two TeraLink 1000 Master Controllers or an ATM switch. It also provides a 10/100 BaseT Ethernet/Fast Ethernet auto-sense interface to a headend backbone or any IP router including the Cisco Universal Broadband Router. The TeraLink Gateway also includes a separate 10 BaseT interface, which may be connected to a separate management network or the headend network. The TeraLink Gateway supports up to 2,000 cable modems per RF channel when connected to a TeraLink 1000 Master Controller. When used with the TeraLink Gateway, the TeraPro cable modems behave as an extension of the TeraLink Gateway, providing maximum bandwidth and privacy.

        TeraView Element Management and Provisioning Software. The TeraView Element Management and Provisioning Software is a Windows 95 and Windows
NT standards-based software application installed at the headend system or the network operations center. The TeraView software allows cable operators to configure, control, monitor and maintain multiple channels of the TeraComm system.

        Products Under Development

        We currently are designing and developing a DOCSIS 1.2-compliant system. In addition to a cable modem, this system will include a headend controller, the TeraLink 2000 Master Controller. These products are in the early stages of development and we do not anticipate commercial deployment of these products until 2000.

Customers

         We market our products to cable operators that seek to provide broadband access services to both residential and commercial end users. Our initial target market consists of the ten largest cable companies in each major geographic area. In most markets, a small number of large cable operators often provides services to a majority of subscribers in a specific region and thus influences the purchasing decisions of smaller cable operators. In the United States, ten cable operators together own and operate facilities passing approximately 74% of total homes passed. We commenced volume shipments of our products in the first quarter of 1998. To date, three of the largest North American cable operators, Cablevision, Shaw and TCA, are deploying the TeraComm system commercially.

        Selected examples of the range of customers and applications for which the TeraComm system is being commercially deployed are as follows:

        Cablevision. Cablevision is the fifth largest cable operator in the United States, with cable infrastructure passing approximately 5.1 million homes, primarily located in New York, New Jersey, Connecticut, Ohio and Massachusetts. Cablevision currently is deploying our products in systems located in Long Island, New York and areas of Connecticut for its optimum high speed data service.

        Shaw. Shaw is the third largest cable operator in Canada, with cable infrastructure passing approximately 2.0 million homes. Shaw currently has the largest cable modem deployment in Canada, with over 55,000 cable modem users. Shaw has selected us to supply cable modem systems for Shaw's @Home service deployments in various cities throughout Canada.

        Sumitomo. We have a distribution agreement with Sumitomo under which its subsidiary, Crossbeam Networks Corporation ("Crossbeam"), is distributing the TeraComm system to several of Japan's leading cable operators, including Jupiter Communications, a joint venture between Sumitomo and TCI International. The TeraComm system's noise resistant properties are designed to enable two-way broadband access over pure coaxial networks, which comprise the majority of Japan's cable infrastructure.

        TCA. TCA is the 16th largest cable operator in the United States, with cable infrastructure passing approximately 1.2 million homes, primarily in Texas, Arkansas and Louisiana. TCA has deployed the TeraComm system in certain metropolitan areas in Texas. TCA provides a tiered service offering, with prices ranging from $49.95 per month for residential Internet access to $184.95 per month for commercial Internet access.

        Three customers accounted for approximately 70% of our revenues in 1998 and approximately 73% of our revenues in 1997. In 1998, sales to Shaw represented approximately 40% of our revenues, sales to Cablevision represented approximately 16% and sales to Sumitomo represented approximately 14% of our revenues. In 1997, sales to Telegate represented approximately 30% of our revenues, sales to Sumitomo represented approximately 29% and sales to NET Brasil represented approximately 14% of our revenues. We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future. In addition, we believe that sales to these customers will be focused on a small number of projects.

Research and Development

        We believe that our future success will depend on our ability to enhance our existing products and to develop and introduce new products that meet a wide range of evolving cable operator and end user needs. In addition, to address competitive and pricing pressures, we expect that we will have to reduce the unit cost of manufacturing our cable modems through design and engineering changes. For example, in October 1998, we introduced a single-board modem, which provides cost savings over our original dual-board modem.

        We also currently are designing and developing a DOCSIS 1.2-compliant system, which will include a cable modem and an accompanying headend controller, the TeraLink 2000 Master Controller. These products are in the early stages of development and we do not anticipate commercial deployment of these products until 2000.

        As of December 31, 1998, we had 56 employees engaged in research and development. Our total research and development expenses were $10.7 million in 1998, $11.3 million in 1997 and $8.0 million in 1996.

Sales and Marketing

        We have direct sales forces in North America, Latin America and Europe. We also distribute our products via distributors and systems integrators. We have signed a distribution agreement with Sumitomo under which Crossbeam is distributing the TeraComm system to several of Japan's leading cable operators.

        We market our products directly to cable operators through our sales force, key distribution and technology partners, as well as other marketing vehicles such as industry press, trade shows and the World
Wide Web. Through our marketing efforts, we strive to educate cable operators on the technological and business benefits of our system solution, as well as our ability to provide quality support and service to the customer. We participate in the major trade shows and industry events for the cable industry in the United States and we are expanding our presence in other markets through joint participation at local events with our international sales and marketing partners. Industry referrals and reference accounts are significant marketing tools we develop and utilize.

Customer Service and Technical Support

        We believe that our ability to consistently provide high quality service and support will be a key factor in attracting and retaining customers. The Technical Services and Support ("TSS") organization provides support 24 hours a day, seven days per week. Prior to deployment of the TeraComm system, each cable operator's needs are assessed and proactive solutions are implemented, including various levels of training, periodic management and coordination meetings, and problem escalation procedures. We place a strong emphasis on technical training, both for cable operators and systems integrators. Initial training is offered to cable operators and systems integrators at no cost, both at our headquarters in Santa Clara and on a cable operator's or system integrator's premises. At December 31, 1998, the TSS organization consisted of 17 employees located in North America, Europe, Latin America and Asia.

        In addition to our TSS organization, we have developed sophisticated tools for remote diagnosis and monitoring of the TeraComm systems deployed by cable operators. These tools allow us to monitor cable operators' installations of the TeraLink 1000 Master Controller and to proactively suggest solutions before problems become noticeable to end users. We are developing a Web-based knowledge system to provide cable operators with access to the latest technical support information.

Manufacturing

        We outsource the materials procurement, printed circuit board assembly, and product assembly and testing to turnkey contract manufacturers. Currently, we contract with Solectron, located in Milpitas, California, for the manufacture of the majority of our products. CMC California, Inc.("CMC"), located in Santa Clara, California, also manufactures some of our products. We have a limited in-house manufacturing capability at our Santa Clara headquarters. This facility currently is used for the assembly and final testing of TeraLink 1000 Master Controllers and TeraLink Gateways. We also use this facility for pilot production of new modem designs, sample testing of products received from volume modem manufacturers, developing the manufacturing process and documentation for new products in preparation for outsourcing. We also repair products returned from customers with our in-house manufacturing resources.

        Our future success will depend in significant part on our ability to obtain high volume manufacturing at low costs. As volume increases, we plan to engage additional contract manufacturers, to procure additional manufacturing facilities and equipment, to modify existing inventory procedures, to substantially increase our personnel and to revise our quality assurance and testing practices. As part of our efforts to reduce costs, we began volume shipments in October 1998 of our single-board cable modem, which has higher gross margins than our original dual-board cable modem. We anticipate that we will need to reduce further the cost to manufacture our cable modem and we will continue to evaluate the use of low cost third-party suppliers and manufacturers.

        Subcontractors supply our contract manufacturers with both standard components and subassemblies manufactured to our specifications. We depend upon certain key suppliers for a number of the components for our products. For example, we currently rely on VLSI Technology, Inc. for our S-CDMA ASIC, which is used in our headend and cable modem products.
In addition, all of our products contain one or more components that currently only are available from a single source.

Competition

        The market for broadband access systems is extremely competitive and is characterized by rapid technological change. Our direct competitors in the cable modem arena include Cisco, Com21, Hayes, Hybrid, Matsushita, Motorola, Nortel, Phasecom, RCA, Samsung, Scientific-
Atlanta, Sony, 3Com, Toshiba and Zenith and there are many other potential market entrants. In addition, Com21, Hybrid, Motorola and Nortel introduced cable modems prior to us, and have established relationships and have worked with customers for a longer period of time than we have. The principal competitive factors in this market include product performance, features and reliability, price, size and stability of operations, breadth of product line, sales and distribution capability, technical support and service, relationships with cable operators, standards compliance, and general industry and economic conditions. Some of these factors are outside of our control. The existing conditions in the broadband access market could change rapidly and significantly as a result of technological changes, and the development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. In addition, these companies and other competitors could introduce broadband access products that will be less costly or provide superior performance or achieve greater market acceptance than our products.

        We also sell products that compete with existing data access and transmission systems utilizing the telecommunications networks, such as those of 3Com. Additionally, our controller and headend system products face intense competition from well-established companies such as Cisco, Nortel and 3Com. Many of our current and potential competitors have significantly greater financial, technical, marketing, distribution, customer support and other resources, as well as greater name recognition and access to customers.

        The market for cable modems may be impacted by the development of other technologies that enable the provisioning of broadband access services. Examples of such technologies include technologies that increase the efficiency of digital transmission over telephone companies' existing copper infrastructure, such as various xDSL, as well as ISDN. Similarly, broadband access services may be deployed over a number of other media, including fiber optic cable, DBS and other wireless technologies. Broadband access services based on some of these competing technologies are already available and could materially limit acceptance of cable modem-based services. Broadband access services based on cable modem technology may fail to gain widespread commercial acceptance by cable operators and end users.


Regulation

        Our business and our customers are subject to varying degrees of federal, state and local regulation. The jurisdiction of the Federal Communications Commission extends to the communications industry, including our broadband access products. The FCC has promulgated regulations that, among other things, set installation and equipment standards for communications systems. Although FCC regulations and other governmental regulations have not materially restricted our operations to date, future regulations applicable to our business or our customers could be adopted by the FCC or other regulatory bodies. For example, FCC regulatory policies affecting the availability of cable services and other terms on which cable companies conduct their business may impede our penetration of certain markets. In addition, regulation of cable television rates may affect the speed at which cable operators upgrade their cable infrastructures to two-way HFC. In addition, the increasing demand for communications systems has exerted pressure on regulatory bodies worldwide to adopt new standards for such products and services. This process generally involves extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past, and may in the future, cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers.

        If other countries begin to regulate the cable modem industry more heavily or introduce standards or specifications with which our products do not comply, we will be unable to offer products in those countries until our products comply with those standards or specifications. In addition, we may have to incur substantial costs to comply with those standards or specifications. For instance, should the DAVIC standards for ATM-based digital video be established internationally, we will need to conform our cable modems to compete. Further, many countries do not have regulations for installation of cable modem systems or for upgrading existing cable network systems to accommodate our products. Whether we currently operate in a country without these regulations or enter into the market in a country these regulations do not exist, new regulations could be proposed at any time. The imposition of regulations like this could place limitations on a country's cable operators' ability to upgrade to support our products. Cable operators in these countries may not be able to comply with these regulations, and compliance with these regulations may require a long, costly process.
For example, we experienced delays in product shipments to a customer in Brazil due to delays in certain regulatory approvals in Brazil. Similar delays could occur in other countries in which we market or plan to market our products. In addition, our customers in certain parts of Asia, such as Japan, are required to obtain licenses prior to selling our products, and delays in obtaining required licenses could harm our ability to sell products to these customers.

        In the United States, in addition to complying with FCC regulations, our products are required to meet certain safety requirements. For example, we are required to have our products certified by Underwriters Laboratory in order to meet federal requirements relating to electrical appliances to be used inside the home. Outside the United States, our products are subject to the regulatory requirements of each country in which the products are manufactured or sold. These requirements are likely to vary widely. We may be unable to obtain on a timely basis or at all the regulatory approvals that may be required for the manufacture, marketing and sale of our products. In addition to regulatory compliance, some cable industry participants may require certification of compatibility.

Intellectual Property

        We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. Our pending patent applications may not be granted. Even if they are granted, the claims covered by the patents may be reduced from those included in our applications. Any patent might be subject to challenge in court and, whether or not challenged, might not be broad enough to prevent third parties from developing equivalent technologies or products. We have entered into confidentiality and invention assignment agreements with our employees, and we enter into non-disclosure agreements with some of our suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. These statutory and contractual arrangements may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. In addition, the laws of some foreign countries might not protect our products or intellectual property rights to the same extent as do the laws of the United States. Protection of our intellectual property might not be available in every country in which our products might be manufactured, marketed or sold.

        Upon the completion and acceptance of the DOCSIS 1.2 cable modem specification that we are co-authoring, we would contribute some aspects of our S-CDMA technology to the DOCSIS 1.2 intellectual property pool. We would contribute our technology pursuant to a proposed license agreement with CableLabs that we would execute at that time. Under the terms of the proposed license agreement, we would grant to CableLabs a license for some aspects of our S-CDMA technology that are essential for compliance with the DOCSIS 1.2 cable modem standard. This license would allow CableLabs to utilize and incorporate the licensed technology for the limited use of making and selling products or systems that comply with the DOCSIS 1.2 cable modem specification. As a party to the license agreement, we would have access to the DOCSIS 1.2 intellectual property pool and would have the right to develop products that comply with the DOCSIS 1.2 cable modem specification. As a result, any of our competitors who join the DOCSIS intellectual property pool will have access to some aspects of our technology and will not be required to pay us any royalties or other compensation. Further, some of our competitors have been successful in reverse engineering the technology of other companies, and our contribution to the DOCSIS 1.2 intellectual property pool would expose some aspects of our technology to those competitors. If a competitor is able to duplicate the functionality and capabilities of our technology, we could lose all or some of the time-to-market advantage we might otherwise have. Under the terms of the proposed license agreement, if we sue certain parties to the proposed license agreement on claims of infringement of any copyright or patent right or misappropriation of any trade secret, those parties may terminate our license to the patents or copyrights they contributed to the DOCSIS 1.2 intellectual property pool. If a termination like this were to occur, we would continue to have access to some aspects of the DOCSIS 1.2 intellectual property pool, but we would not be able to develop products that fully comply with the DOCSIS 1.2 cable modem specification. Because of these terms, we may find it difficult to enforce our intellectual property rights against certain companies. Under the terms of proposed license agreement, CableLabs may sublicense the DOCSIS 1.2 intellectual property pool if the sublicensee complies with certain conditions. The sublicensee's rights to some of the DOCSIS 1.2 intellectual property pool could be terminated if it sues certain companies for infringement of any copyright, patent right or trade secret.

        We expect that developers of cable modems increasingly will be subject to infringement claims as the number of products and competitors in our industry segment grows. We have received letters from two individuals claiming that our technology infringes patents held by these individuals. We have reviewed the allegations made by these individuals and, after consulting with our patent counsel, we do not believe that our technology infringes any valid claim of these individuals' patents. If the issues are submitted to a court, the court could find that our products infringe these patents. In addition, these individuals may continue to assert infringement. If we are found to have infringed these individuals' patents, we could be subject to substantial damages and/or an injunction preventing us from conducting our business. In addition, other third parties may assert infringement claims against us in the future. An infringement claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements may not be available on terms acceptable to us or at all. Litigation also may be necessary to enforce our intellectual property rights.

        We pursue the registration of our trademarks in the United States and have application spending to register several of our trademarks.
However, the laws of certain foreign countries might not protect our products or intellectual property rights to the same extent as the laws of the United States. This means that effective trademark, copyright, trade secret and patent protection might not be available in every country in which our products might be manufactured, marketed or sold.

Employees

        As of December 31, 1998, we had 130 employees, of which 56 were in the engineering group, 32 were in marketing, sales and customer support, 21 were in operations and 21 were in general and administrative functions. None of our employees is represented by a union. We believe that our relations with our employees are good.

Executive Officers of the Registrant

  Certain information regarding our executive officers as of March 12, 1999 is set forth below.

          Name              Age                  Position
-------------------------  -----  ---------------------------------------
 Dr. Zaki Rakib(1)........   40   Chief Executive Officer and Director
 Shlomo Rakib.............   42   Chairman of the Board, President and
                                  Chief Technical Officer
 Ray M. Fritz.............   53   Chief Financial Officer
 Dennis J. Picker.........   51   Chief Operating Officer


        Zaki Rakib co-founded Terayon in 1993 and has served as Chief Executive Officer since January 1993 and as a director since February 1995. From January 1993 to July 1998, Dr. Rakib also served as our Chief Financial Officer. Prior to co-founding Terayon, Dr. Rakib served as Director of Engineering for Cadence Design Systems, an electronic design automation software company, from 1990 to 1994. Prior to joining Cadence, Dr. Rakib was Vice President of Engineering at Helios Software, which was acquired by Cadence in 1990. Dr. Rakib holds B.S., M.S. and Ph.D. degrees in engineering from Ben-Gurion University in Israel. Dr. Rakib is the brother of Shlomo Rakib, our Chairman of the Board, President and Chief Technical Officer.

        Shlomo Rakib co-founded Terayon in 1993 and has served as Chairman of the Board and President since January 1993 and as Chief Technical
Officer since February 1995. Prior to co-founding Terayon, Mr. Rakib served as Chief Engineer at Phasecom, Inc., a communications products company, from 1981 to 1993, where he pioneered the development of data and telephony applications over cable. Mr. Rakib is the inventor of several patented technologies in the area of data and telephony applications over cable. Mr. Rakib holds a B.S.E.E. degree from Technion University in Israel. Mr. Rakib is the brother of Zaki Rakib, the Chief Executive Officer and a director of Terayon.

        Ray M. Fritz has served as our Chief Financial Officer since July 1998. Prior to joining us, Mr. Fritz was Vice President of Finance and Operations and Chief Financial Officer of GigaLabs Inc., a provider of high performance input/output switching solutions, from December 1997 to July 1998. From August 1994 until August 1997, Mr. Fritz was with Clarify, Inc., a provider of front office automation systems, as its Vice President, Finance and Operations and Chief Financial Officer. From May 1990 to August 1994, he served as Director, Finance of Synopsys, Inc., an electronic design automation company, and from April 1986 to May 1990, Mr. Fritz served as Vice President and Controller of LSI Logic Corporation, a semiconductor company. Prior to that, he held a variety of finance positions with Xerox Corporation, The Singer Company and Shell Oil Company. Mr. Fritz holds a B.S. degree in finance/business administration from Benedictine College, an M.B.A. degree from Atlanta University and an M.S. degree in tax from Golden Gate University.

        Dennis J. Picker has served as Chief Operating Officer since February 1998 and served as Vice President, Standards from October 1997 to
February 1998 and Vice President, Engineering from May 1996 to October
1997. From 1994 to April 1996, Mr. Picker was Director of the Cable Data Products Business Unit of Motorola, Inc., an electronics company, and from 1992 to 1994, he was Senior Director of Data Networking Products at Motorola. Mr. Picker holds a B.S. degree in electrical engineering from the University of Pennsylvania and an M.S. degree in electrical engineering from Northwestern University.

ITEM 2. PROPERTIES

         Our headquarters are located in an approximately 38,000 square foot leased facility located in Santa Clara, California. The current lease for the Santa Clara facility expires in March 2002. We have sales offices in Denver, Colorado; Atlanta, Georgia; Sao Paulo, Brazil; and Brussels, Belgium. We believe that our existing facilities are adequate to meet our needs for the immediate future and that our future growth can be accommodated by leasing additional or alternative space near our current facilities.

ITEM 3. LEGAL PROCEEDINGS

        We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders in the fourth quarter of 1998.

PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market for the Registrant's Stock

        Our common stock is traded on the Nasdaq National Market under the symbol "TERN." Public trading of our common stock commenced on August
18, 1998. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low per share sale prices of our common stock, as reported by the Nasdaq National Market.

                                                        High       Low
                                                     ---------- ----------
1998:
   Third Quarter (from August 18, 1998)..............  $15.186     $7.000
   Fourth Quarter....................................  $40.500     $9.250

1999:
   First Quarter (through March 18, 1999)..........    $50.125    $25.750


        As of March 12, 1999 there were 248 stockholders of record. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        We did not sell any unregistered securities during the fourth quarter of 1998.

Use of Proceeds from Sales of Registered Securities

        We commenced our initial public offering on August 18, 1998 pursuant to a Registration Statement on Form S-1 (the "Registration Statement")
(File No. 333-56911). The managing underwriters of the public offering were BT Alex. Brown, Hambrecht & Quist, Lehman Brothers and Salomon
Smith Barney (the "Underwriters"). In the offering, we sold an aggregate of 3,000,000 shares of our common stock for an initial price of $13.00 per share.

        The aggregate proceeds from the offering were $39.0 million. We paid expenses of approximately $3.9 million, of which approximately $2.7 million represented underwriting discounts and commissions and approximately $1.2 million represented expenses related to the offering.
Net proceeds from the offering were $35.1 million. Of the net proceeds, as of December 31, 1998, approximately $5.4 million had been used to fund operating activities, $1.5 million had been used for payments on long-term debt and capital lease obligations and $900,000 had been used to purchase property and equipment. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in our Registration Statement. As of December 31, 1998, we had invested the remainder of the net proceeds in short-term, interest-bearing, investment grade securities.

ITEM 6.  SELECTED FINANCIAL DATA

                                            Years Ended December 31,
                                ------------------------------------------------
                                  1998      1997      1996      1995      1994
                                --------- --------- --------- --------- --------
                                     (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenues.......................  $31,696    $2,118    $   --    $   --     $140
Cost of goods sold.............   34,518     6,462        --       676       --
                                --------- --------- --------- --------- --------
Gross profit (loss)............   (2,822)   (4,344)       --      (676)     140
                                --------- --------- --------- --------- --------
Operating expenses:
 Research and development......   10,685    11,319     8,020     2,028      235
 Sales and marketing...........    6,947     4,468     1,141       205       17
 General and administra-
  tive.........................    3,223     2,546     1,789       825       84
                                --------- --------- --------- --------- --------
 Total operating expenses......   20,855    18,333    10,950     3,058      336
                                --------- --------- --------- --------- --------
Loss from operations...........  (23,677)  (22,677)  (10,950)   (3,734)    (196)
Net interest income (expense)..      449       128       253        68       --
                                --------- --------- --------- --------- --------
Net loss.......................  (23,228)  (22,549)  (10,697)   (3,666)    (196)

Series F convertible preferred
 stock dividend (1)...........   (23,910)       --        --        --       --
                                --------- --------- --------- --------- --------
Net loss applicable to common
 stockholders.................. ($47,138) ($22,549) ($10,697)  ($3,666)   ($196)
                                ========= ========= ========= ========= ========

Historical basic and diluted
 net loss per share applicable
 to common stockholders (2)....   ($5.25)   ($5.26)   ($2.64)   ($1.02)  ($0.10)
                                ========= ========= ========= ========= ========
Shares used in computing
 historical basic and diluted
 net loss per share applicable
 to common stockholders (2)....    8,986     4,289     4,054     3,589    2,000
                                ========= ========= ========= ========= ========

Pro forma basic and diluted
 net loss per share applicable
 to common stockholders (2)....   ($3.41)   ($2.07)
                                ========= =========
Shares used in computing pro
 forma basic and diluted net
 loss per share applicable
 to common stockholders (2)....   13,804    10,873
                                ========= =========

                                                   December 31,
                                ------------------------------------------------
                                  1998      1997      1996      1995      1994
                                --------- --------- --------- --------- --------
                                                   (in thousands)
Consolidated Balance
 Sheet Data:
Cash, cash equivalents and
 short-term investments........  $28,880    $1,987   $12,864    $8,620      $27
Working capital (deficit)......   24,422    (4,847)    9,971     6,934     (492)
Total assets...................   42,146     8,778    15,978    10,202      435
Long-term debt (less
 current portion)..............       10        44     1,255       439       98
Accumulated deficit............  (84,301)  (37,163)  (14,614)   (3,917)    (251)
Total stockholders' equity
 (net capital deficiency)......  $28,103   ($1,174)  $11,405    $7,955    ($201)

(1) See Note 10 of Notes to Consolidated Financial Statements for an explanation of the convertible preferred stock dividend.
(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method employed to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We develop, market and sell cable modem systems based upon our S-CDMA technology. Since our inception in January 1993, we have focused on the development of our S-CDMA technology, as well as certain other core technologies, to enable broadband transmission of data over cable networks. We commenced the specification and design of our first ASIC in October 1994 and produced the first version of this ASIC in June 1996.
At the same time, we developed an end-to-end broadband access system, the TeraComm system, around the ASIC. During late 1996 and through 1997, we commenced limited field trials of the TeraComm system with several cable operators. In the first quarter of 1998, we commenced volume shipments to a small number of cable operators. We had revenues of $31.7 million in 1998 and $2.1 million in 1997. We generally recognize product revenues upon shipment of products to customers. While our existing agreements do not contain price protection provisions and certain return rights, future agreements may contain such provisions.

        We sell our products both in the United States and internationally and we market our products primarily to cable operators and distributors. To date, a small number of customers has accounted for all of our sales. In 1998, sales to Shaw represented approximately 40% of our revenues, sales to Cablevision represented approximately 16% and sales to Sumitomo represented approximately 14% of our revenues. In
1997, sales to Telegate represented approximately 30% of our revenues, sales to Sumitomo represented approximately 29% and sales to NET Brasil represented 14% our revenues. We expect that sales to a limited number of customers will continue to account for a substantial portion of our sales for the foreseeable future. If orders from significant customers are delayed, canceled or otherwise fail to occur in any particular period, or if any significant customer delays payment or fails to pay, we could experience significant operating losses in such period. As a result, we expect to experience significant fluctuations in our operating results on a quarterly and annual basis.

        The market for broadband access products and services is intensely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion of products over time. We have experienced and expect to continue to experience downward pressure on our unit ASPs. We had negative gross margins from inception until the fourth quarter of 1998. We achieved a positive gross margin for the first time in the quarter ended December 31, 1998. While we have initiated cost reduction programs to offset pricing pressures on our products, we cannot be sure that these cost reduction efforts will continue to keep pace with competitive price pressures or lead to an improved gross margin. If we are unable to reduce costs efficiently, our gross margin and profitability will suffer. Our gross margin also is affected by the sales mix of TeraLink 1000 Master Controllers to TeraLink Gateways and to TeraPro cable modems. The TeraPro modems have significantly lower margins than the TeraLink 1000 Master Controllers and TeraLink Gateway headend products. As a result, the Company's gross margin also is affected by the maturity of TeraComm deployments in any quarter, because new deployments of the TeraComm system involve the sale of headend equipment (which has higher margins). In addition, new deployments generally involve smaller quantities of product, which typically are sold at higher margins than the larger volume sales of product associated with more mature deployments of the TeraComm system. For the foreseeable future, we expect negative or nominal margins on TeraPro cable modems and expect that sales of TeraPro cable modems will continue to constitute a significant portion of our revenues. As a result of these factors, our gross margins and operating results are likely to suffer in the near term. Our components are sold together as part of an entire system, and accordingly we do not report revenue derived from each component.

        Our ability to generate revenues also depends on guaranteeing the availability of supplies from our sole sources, increasing the manufacturing and testing capacity of our products by a contractor while ensuring product quality, and continuing deployment of our products by existing and new customers. In the first quarter of 1998, we transitioned our manufacturing operations from CMC to Solectron. We recorded a charge of $1.3 million in the first quarter of 1998 relating to the write-off of inventory as a result of transitioning manufacturing operations to Solectron. A portion of the charge consisted of $750,000 of raw material components that were deemed obsolete due to a design change in our bill of materials during the quarter ended March 31, 1998. The charge also consisted of a $550,000 write-down of parts repurchased from CMC and then resold to Solectron. Since Solectron could purchase the related parts at a lower cost than we had valued the inventory, we wrote down the inventory to the lower of cost or market as part of selling the inventory to Solectron. We currently test and assemble the TeraLink 1000 Master Controller and the TeraLink Gateway headend equipment at our Santa Clara facility. Finished TeraPro cable modems are drop shipped by Solectron to our customers.

        We sustained net losses applicable to common stockholders of $47.1 million $22.5 million and $10.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. As a result, we had an accumulated deficit of $84.3 million as of December 31, 1998. Our operating expenses are based in part on our expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. Operating results may be adversely affected by a reduction in sales if we are unable to adjust expenses quickly in response to any decrease in sales. We expect to increase significantly expenditures in technical development, sales and marketing and manufacturing as we engage in activities related to product enhancement, cost reduction and commercialization of new products. Additionally, we expect to increase capital expenditures and other operating expenses in order to support and expand our operations. We anticipate that we will spend approximately $4.0 million on capital expenditures and approximately
$15.0 million on research and development during the 12 months ended December 31, 1999. Anticipated capital expenditures consist of purchases of additional test equipment to support higher levels of production and computer hardware, software and equipment for newly hired employees. As a result of these anticipated increased operating expenses, we expect to continue to incur losses for the foreseeable future.

Results of Operations

Years Ended December 31, 1998 and 1997

        Revenues. Our revenues increased to $31.7 million in 1998 from $2.1 million in 1997. Revenues consist primarily of sales of cable modems and headend equipment to new and existing customers. We did not commence selling our products until June 1997 and did not commence selling our products in volume until the first quarter of 1998.

        Cost of Goods Sold. Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations group. The cost of the manufacturing operations group includes assembly, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In 1998, we incurred $34.5 million in cost of goods sold, which included the costs our manufacturing operations group and a charge of $1.3 million relating to the write-off of obsolete inventory and the transition of manufacturing operations. In 1997, we incurred $6.5 million in cost of goods sold, which included the cost of the manufacturing group for the entire period as we readied our products for commercialization.

        Gross Loss. We incurred a gross loss of $2.8 million in 1998. In 1997, we incurred a gross loss of $4.3 million due to costs associated with our manufacturing operations group. The decrease in gross loss in 1998 compared to 1997 was primarily due to a reduced negative margin on cable modems, which was partially offset by the $1.3 million write-off relating to obsolete inventory and the transition of manufacturing operations to Solectron.

        We completed the transition to a lower cost, single-board modem product in the fourth quarter of 1998. Primarily as a result of this lower cost product, we achieved a positive gross margin of $425,000 in the fourth quarter of 1998. We anticipate that decreases in the average sales price of our cable modems will partially, if not completely, offset the benefits obtained from the cost-reduced modem, particularly if we are unable to achieve cost reductions sufficient to offset further average selling price declines.

        Research and Development. Research and development expenses consist primarily of personnel costs, as well as design expenditures, equipment and supplies required to develop and to enhance our products. Research and development expenses decreased to $10.7 million in 1998 from $11.3 million in 1997 as a result of the timing of our development projects.
We intend to continue to increase investment in research and development programs in future periods for the purpose of enhancing current products, reducing the cost of current products and developing new products.

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales, marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses increased to $6.9 million in 1998 from $4.5 million in 1997, primarily due to increased payroll costs related to additional sales and support personnel for commercial trials and deployment of our products and increased commissions related to higher sales in 1998. We expect sales and marketing expenses to continue to increase as we expand our customer base.

        General and Administrative. General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses increased to $3.2 million in 1998 from $2.5 million in 1997. The increase was primarily a result of the additional reporting requirements imposed on us as a public company and increased infrastructure to support our expanded activities. We expect that general and administrative expenses will continue to increase in the near term as a result of these factors.

        Net Interest Income. Net interest income was $449,000 in 1998 compared to $128,000 in 1997. The increase was primarily the result of higher average cash balances subsequent to our initial public offering in August 1998.

        Series F Convertible Preferred Stock Dividend. We recorded a dividend of $23.9 million in 1998. The dividend represented the fair value of a warrant to purchase 3,000,000 shares of our common stock (the "Shaw Warrant"), and was recorded under the provision of EITF No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and
Potentially Settled in, a Company's Own Stock." The Shaw Warrant was issued in connection with the sale of $5.0 million of convertible preferred stock to Shaw (the "Shaw Financing"). Our accounting conclusion was that the sale of preferred stock was, in substance, a financing transaction and not the issuance of equity instruments in exchange for goods or services. When we issued the $5.0 million of convertible preferred stock and the Shaw Warrant on April 6, 1998, our singular objective was to obtain sufficient liquidity to continue as a going concern. At the time of the Shaw Financing, our ability to continue as a going concern was in serious doubt. At March 31, 1998, we had only $109,000 in cash, but were using cash of approximately $1.0 million, net, per month in operations. In addition, we had a deficit in working capital of $8.8 million. On March 11, 1999, Shaw purchased
1,500,000 shares of our common stock under the terms of the above warrant resulting in net proceeds to us of $9.75 million.

        Income Taxes. We have not generated any net income to date and therefore we have not accrued any income taxes since our inception. We account for income taxes under Statement of Financial Accounting Standards No. 109. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the net deferred tax assets as of December 31, 1998 and 1997 have been established to reflect these uncertainties.

        At December 31, 1998, we had federal and state net operating loss carryforwards of $50.6 million and $21.0 million, respectively, and federal and state tax credit carryforwards of $1.2 million and $733,000, respectively, that will expire at various dates beginning in 1999 through 2018, if not utilized. Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of our net operating loss and tax credit carryforwards before full utilization.

        Stock-Based Compensation. As of December 31, 1998, we have recorded deferred compensation of $2.6 million related to certain stock options granted in 1998 and 1997. We amortized approximately $421,000 of the deferred compensation in 1998 and $12,000 in 1997. The remainder will be amortized over the related vesting period of the stock options. See Note
10 of Notes to Consolidated Financial Statements.

Years Ended December 31, 1997 and 1996

        Revenues. We recognized product revenues of $1.6 million in 1997, primarily due to sales of headend controllers and cable modems. We did not recognize any revenues from product sales in 1996, since we did not commence selling our products until June 1997. A majority of the products shipped during 1997 were for customer trial purposes. During 1997, we also recognized $480,000 of technology development revenues pursuant to a technology development to provide telephony modules to a telecommunications systems manufacturer. We do not expect significant revenues to be recognized pursuant to technology development agreements in the future.

        Cost of Goods Sold. We incurred $6.5 million in cost of goods sold in 1997, reflecting the costs of the Company's manufacturing operations group for the full year and direct product costs related to sales that occurred primarily in the last six months of 1997. We did not incur any cost of goods sold in 1996.

        Gross Loss. We incurred a gross loss of $4.3 million in 1997, primarily due to manufacturing costs for the full year spread against revenues recognized primarily in the last six months of 1997. The manufacturing costs incurred in the first six months of 1997 consisted of pre-production activities related to preparation for commercialization of our products. We did not realize any gross profit or loss in 1996.

        Research and Development. Research and development expenses increased to $11.3 million in 1997 from $8.0 million in 1996 due to increased staffing and associated engineering costs related to new and existing product development.

        Sales and Marketing. Sales and marketing expenses increased to $4.5 million in 1997 from $1.1 million in 1996, primarily due to increased payroll costs related to additional sales and support personnel for commercial and market trials and the commercial launch of our products.

        General and Administrative. General and administrative expenses increased to $2.5 million in 1997 from $1.8 million in 1996, due to an increased number of personnel and related payroll costs and higher legal and executive travel expenses.
        Net Interest Income. Net interest income decreased to $128,000 in 1997 from $253,000 in 1996, primarily as a result of higher interest expense due to larger loan balances in 1997.

Liquidity and Capital Resources

        We have met our liquidity needs since inception through December 31, 1998 primarily through private sales of preferred stock and an initial public offering completed in August 1998. The private sales of preferred stock resulted in aggregate proceeds to us, before deduction of issuance costs, of $52.7 million. The initial public offering of 3,000,000 shares of common stock at a price of $13.00 per share resulted in net proceeds of $35.1 million.

        We have used cash in operating activities of $50.6 million since our inception through December 31, 1998. Cash used in operating activities was $18.1 million in 1998, $20.8 million in 1997 and $9.4 million in 1996. Cash used in investing activities was $16.1 million in 1998 and $6.5 million in 1996. Investment activities in 1998 and 1996 consisted primarily of the purchase of short-term investments. Cash provided by investing activities, primarily from the sales and maturities of short-term investments, was $1.5 million in 1997. Cash provided by financing activities was $47.0 million in 1998, $12.6 million in 1997 and $15.6 million in 1996. Cash provided by financing activities consisted primarily of proceeds from private sales of preferred stock in 1998, 1997 and 1996 and proceeds from our initial public offering of common stock in 1998.

        At December 31, 1998, we had approximately $14.3 million in cash and cash equivalents, $14.5 million in short-term investments and a $10.0 million revolving line of credit. There were no outstanding borrowings under the line of credit and approximately $3.0 million was available at December 31, 1998.

        On January 21, 1999, we completed a public offering of 3,250,000 shares of common stock at a offering price of $38.00 per share. Of the 3,250,000 shares, we sold 1,750,000 shares and certain selling stockholders sold 1,500,000 shares. We received net proceeds of $62.5 million, after the underwriting discount of approximately $3.3 million and offering expenses of approximately $700,000. The proceeds from this offering have been designated for general corporate purposes. On February 9, 1999, the underwriters exercised their option to purchase 487,500 additional shares of common stock to cover over-allotments, of which 351,946 shares were purchased from us and 135,554 shares were purchased from certain selling stockholders. Our net proceeds from the exercise of the over-allotment option were $12.7 million.

        On March 11, 1999, Shaw purchased 1,500,000 shares of our common stock at $6.50 per share, resulting in net proceeds to us of $9.75 million. The shares were purchased pursuant to the exercise of a warrant to purchase 3,000,000 shares of our common stock issued to Shaw in 1998.

        Our cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within guidelines we establish.
The guidelines, which include security type, credit quality and maturity, are intended to limit market risk by restricting our investments to high quality debt instruments with short-term maturities.
Due to the relatively short-term duration of our investments at December
31, 1998, a 1% (100 basis point) increase in short-term interest rates would not have a significant impact on the market value of our investments. Our investments in debt securities are classified as available-for-sale, therefore, we do not recognize gains or losses due to changes in interest rates unless such securities are sold prior to maturity. We generally hold securities until maturity and carry the securities at amortized cost, which approximates market value.

        As of December 31, 1998, we had approximately $10.3 million of unconditional purchase obligations. We anticipate that we will pay these obligations by May 1999. We intend to make these payments out of available working capital.

        We believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 24 months. We may require additional financing prior to that time to fund our operations and we may seek to raise such additional funds through the sale of public or private equity or debt financing or from other sources. The sale of additional equity or debt securities may result in additional dilution to our stockholders. Additional financing may not be available to us on acceptable terms, or at all, when we require it.

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

        We are heavily dependent upon the proper functioning of our own computer or data-dependent systems. This includes, but is not limited to, our systems in information, business, finance, operations, manufacturing and service. Any failure or malfunctioning on the part of these or other systems could harm us in ways that are not currently known, discernible, quantifiable or otherwise anticipated.

        In 1998, we formed an internal task force to evaluate those areas of our business that may be affected by the Year 2000 Issue. The task force is responsible for developing a plan for timely Year 2000 compliance
(the "Plan"). The Plan will include independent validation of our Year
2000 assessment procedures, initiating formal communications with all of our significant suppliers, large customers and development partners to determine the extent to which we are vulnerable to those third parties' failure to remedy their own Year 2000 issues. In addition, the Plan will address the development of contingency plans for situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. We anticipate addressing the critical Year 2000 issues by mid-1999, prior to any anticipated impacts on our operating systems. We expect that we may address non- critical Year 2000 issues beyond the Year 2000.

        To date, we have not incurred significant costs associated with our efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. Furthermore, we believe that future costs associated with our Year 2000 compliance efforts will not be material.

        We currently have only limited information on the Year 2000 compliance of our key suppliers and customers. The operations of our key suppliers and customers could be harmed in the event they do not successfully and timely achieve Year 2000 compliance. Our business and results of operations could suffer if our key suppliers were to experience Year 2000 issues that caused them to delay manufacturing or shipment of key components to us. In addition, our results of operations could suffer if any of our key customers encounter Year 2000 issues that cause them to delay or cancel substantial purchase orders or delivery of our product.

        We may not be able to develop a plan to address the Year 2000 Issue in a timely manner or to upgrade any or all of our major systems in accordance with such plan. In addition, any upgrades we do may not effectively address the Year 2000 Issue. If required upgrades are not completed timely or are not successful, we may be unable to conduct our business or manufacture our products. Furthermore, there can be no guarantee that the systems of other companies on which our systems rely will be timely converted. In addition, a failure to convert by another company, or a conversion that is incompatible with our systems, would harm our business. We intend to, but have not yet established a contingency plan detailing actions that will be taken in the event that the assessment of the Year 2000 Issue is not successfully completed on a timely basis.

Recent Financial Accounting Pronouncement

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 is effective for fiscal years beginning after June 15, 1999 and we believe that the adoption of FAS 133 will not have a significant impact on our operating results or cash flows.

Certain Business Risks

We Have a Limited Operating History and a History of Losses

         We have a very limited operating history, and it is difficult to predict our future operating results. We were incorporated in January 1993 and began shipping products commercially in June 1997. We have only been shipping products in volume since the first quarter of 1998. As of December 31, 1998, we had an accumulated deficit of $84.3 million. We believe that we will continue to experience net losses for the foreseeable future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. We expect to increase expense levels in each of the next several quarters to support increased sales and marketing and technical support costs. Any significant delay in our anticipated revenues or commercialization of new products would harm our business. The revenue and profit potential of our business and our industry are unproven. We have had negative gross margins since our inception until the fourth quarter of 1998, and any future revenue growth may not result in positive gross margins or operating profits in future periods.

Our Operating Results May Fluctuate.

        Our quarterly revenues are likely to fluctuate significantly in the future due to a number of factors, many of which are outside our control. Factors that could affect our revenues include the following:

     o variations in the timing of orders and shipments of our products;

     o variations in the size of the orders by our customers;

     o new product introductions by competitors;

     o delays in introducing new products;

     o delays of orders forecasted by our customers;

     o delays by our customers in the completion of upgrades of cable infrastructure;

     o variations in capital spending budgets of cable operators; and

     o delays in obtaining regulatory approval for commercial deployment of cable modem systems.

        Our expenses generally will vary from quarter to quarter depending on the level of actual and anticipated business activities. Research and development expenses will vary as we begin development of new products and as our development programs move to wafer fabrication, which results in higher engineering expenses.

        We have a limited backlog of orders, and net sales for any future quarter are difficult to predict. Supply, manufacturing or testing constraints could result in delays in the delivery of our products. Any delay in the product deployment schedule of one or more of the cable operators that we target would have an adverse effect on our operating results for a particular period. In addition, due to the large dollar size of a typical transaction in comparison to our total revenues, any delay in the closing of a transaction could have a significant impact on our operating results for a particular period.

        A variety of factors affect our gross margin, including the following:

     o the sales mix of our products;

     o the volume of products manufactured;

     o the type of distribution channel through which we sell our products;

     o the average selling prices or "ASPs" of our products; and

     o the effectiveness of our cost reduction measures.

        We anticipate that unit ASPs of our products will decline in the future. This could cause a decrease in the gross margins for these products. In addition, the maturity of TeraComm system deployments affects our gross margin. New deployments of the TeraComm system involve the sale of headend equipment (which has higher margins) and generally involve smaller quantities of product. New deployments typically are sold at higher margins than the larger volume sales of product associated with more mature deployments of the TeraComm system. The sales mix of TeraLink 1000 Master Controllers, TeraLink Gateways and TeraPro cable modems also affects our gross margin. The TeraPro cable modems have significantly lower margins than the TeraLink 1000 Master Controller and TeraLink Gateway headend products. We expect to achieve only nominal margins on the TeraPro cable modems for the foreseeable future. Further, we expect that sales of TeraPro cable modems will continue to constitute a significant portion of our revenues for the foreseeable future.

We Are Dependent on a Small Number of Customers.

          Three customers accounted for approximately 70% of our revenues in 1998 and three customers accounted for approximately 73% of our revenues in 1997. Of our total revenues in 1998, Shaw Communications Inc.
accounted for approximately 40%, Cablevision Systems, Inc. accounted for approximately 16% and Sumitomo Corporation accounted for approximately
14%. Of our total revenues in 1997, Telegate Ltd. accounted for approximately 30%, Sumitomo Corporation accounted for approximately 29% and NET Brasil S.A. accounted for approximately 14%. We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future. In addition, we believe that sales to these customers will be focused on a small number of projects. The cable industry is undergoing significant consolidation in the United States and internationally, and a limited number of cable operators controls an increasing number of cable systems. As a result, our sales will be largely dependent upon product acceptance by the leading cable operators. Ten cable operators in the United States owned and operated facilities passing approximately
74% of total homes passed in 1997. The timing and size of each customer's order is critical to our operating results. Our major customers are likely to have significant negotiating leverage and may attempt to change the terms, including pricing, upon which we do business with them. These customers also may require longer payment terms than we anticipate, which could require us to raise additional capital to meet our working capital requirements. Our success will depend on our cable modems being widely deployed and our ability to sell to new customers.

The Sales Cycle for Our Products Is Lengthy.

         The sales cycle associated with our products typically is lengthy, often lasting six months to a year. Our customers typically conduct significant technical evaluations of competing technologies prior to the commitment of capital and other resources. In addition, purchasing decisions may be delayed because of our customers' internal budget approval procedures. Sales also generally are subject to customer trials, which typically last three months. Because of the lengthy sales cycle and the large size of customers' orders, if orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could suffer.

There are Many Risks Associated with Our Participation in Co-Authoring the DOCSIS 1.2 Specification.

          In November 1998, CableLabs selected us to co-author a technical specification for DOCSIS 1.2, an enhanced version of the DOCSIS cable modem standard based in part on our S-CDMA technology. Our agreement to co-author the DOCSIS 1.2 specification will require us to contribute some aspects of our S-CDMA technology to a royalty-free intellectual property pool. As a result, any of our competitors who join the DOCSIS intellectual property pool will have access to some aspects of our technology and will not be required to pay us any royalties or other compensation. Further, some of our competitors have been successful in reverse engineering the technology of other companies, and our contribution to the DOCSIS 1.2 intellectual property pool would expose some aspects of our technology to those competitors. If a competitor is able to duplicate the functionality and capabilities of our technology, we could lose some or all of the time-to-market advantage we might otherwise have.

          CableLabs may select additional authors to contribute to the DOCSIS 1.2 proposal. Any vendors that participate in the drafting process, including us, must contribute any of their technology that is essential to implement the DOCSIS 1.2 specification to the DOCSIS intellectual property pool on a royalty-free basis. If the DOCSIS Certification Board includes our proposal in the DOCSIS 1.2 draft specification, it will then be made available for comment by the organizations that participate in the DOCSIS specification process. The DOCSIS Certification Board may decide not to proceed with our proposal. Further, the comment process may take considerably longer than expected and may delay the publication of a DOCSIS 1.2 standard, currently anticipated to occur in 2000. If our draft proposal is not approved by the DOCSIS Certification Board, we may not be able to develop DOCSIS 1.2-compliant cable modems in a timely fashion or at all.

          We believe the adoption of DOCSIS 1.2 will result in increased competition in the North American cable modem market. This competition could come from existing competitors or from new competitors who enter the market as a result of the adoption of DOCSIS 1.2. This increased competition is likely to result in lower ASPs of cable modem systems and likely will harm our gross margin. Because our competitors will be able to incorporate some aspects of our technology into their products, our current customers may choose alternate cable modem suppliers or choose to purchase DOCSIS 1.2-compliant cable modems from multiple suppliers. We may be unable to produce DOCSIS 1.2-compliant cable modems more quickly or at lower cost than our competitors. The inclusion of our S-CDMA technology in DOCSIS 1.2 could result in increased competition for the services of our existing employees who have experience with S-CDMA. The loss of these employees to one or more competitors could harm our business.

          DOCSIS standards have not yet been accepted in Europe and Asia. Sales to customers outside of the United States and Canada accounted for 33% of our revenues in 1998 and 78% of our revenues in 1997. If standards that are not compatible with DOCSIS standards ultimately achieve widespread acceptance outside of the United States and Canada, we could be required to redesign our products for use in those markets. Even if we were able to successfully redesign our products, this would likely delay the deployment of our products in markets outside of the United States and Canada.

We Need to Develop New Products.

          Our future success will depend in part on our ability to develop, introduce and market new products in a timely manner. We must also respond to competitive pressures, evolving industry standards and technological advances. Our current products are not DOCSIS-compliant, and we do not expect to sell our DOCSIS 1.2-compliant products until 2000. As 2000 approaches, existing or potential customers may delay purchases of our current cable modem system in order to purchase systems that comply with the DOCSIS 1.2 standard. In addition, potential new customers could decide to purchase DOCSIS 1.2-compliant products from one or more of our competitors rather than from us. As a result, in the second half of 1999 and early 2000, our product sales may be lower than we anticipate. As 2000 approaches, we may be required to reduce the price of our current products for sales to existing customers. This would harm our operating results and gross margin.

          It is expected that the DOCSIS 1.2 specifications will be based upon both S-CDMA and advanced TDMA technology. In that event, we will have to incorporate advanced TDMA technology into our DOCSIS 1.2-compliant products. If we are unable to do this effectively or in a timely manner, we will lose some or all of the time-to-market advantage we might otherwise have had.

Average Selling Prices of Cable Equipment Typically Decrease.

         The cable equipment systems industry has been characterized by erosion of average selling prices. We expect this to continue. This erosion is due to a number of factors, including competition, rapid technological change and price performance enhancements. The average selling prices for our products may be lower than expected as a result of competitive pricing pressures, our promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments. We anticipate that ASPs and gross margins for our products will decrease over product life cycles. In addition, we believe that the widespread adoption of industry standards is likely to further erode ASPs, particularly for cable modems. It is likely that the adoption of industry standards will result in increased retail distribution of cable modems, which could put further price pressure on our modems. Decreasing ASPs could result in decreased revenue even if the number of units sold increases. As a result, we may experience substantial period-to-period fluctuations in future operating results due to ASP erosion. Therefore, we must continue to develop and introduce on a timely basis next-generation products with enhanced functionalities that can be sold at higher gross margins. Our failure to do this could cause our revenues and gross margin to decline.

We Must Achieve Cost Reductions.

          Certain of our competitors currently offer cable modems at prices lower than ours. Market acceptance of our products will depend in part on reductions in the unit cost of our products. We expect that as headend equipment becomes more widely deployed, the price of cable modems and other products will decline. In particular, we believe that the adoption of industry standards such as DOCSIS will cause increased price competition for cable modems. However, we may be unable to reduce the cost of our modems sufficiently to enable us to compete with other cable modem suppliers. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or lead to improved gross margins.

        Many of our competitors are larger and manufacture products in significantly greater quantities than we intend to for the foreseeable future. Consequently, these competitors have more leverage in obtaining favorable pricing from suppliers and manufacturers. In order to remain competitive, we must significantly reduce the cost of manufacturing our cable modems through design and engineering changes. We may not be successful in redesigning our products. Even if we are successful, our redesign may be delayed or may contain significant errors and product defects. In addition, any redesign may not result in sufficient cost reductions to allow us to significantly reduce the list price of our products or improve our gross margin. Reductions in our manufacturing costs will require us to use more highly integrated components in future products and may require us to enter into high volume or long-term purchase or manufacturing agreements. Volume purchase or manufacturing agreements may not be available on acceptable terms. We could incur expenses without related revenues if we enter into a high volume or long-term purchase or manufacturing agreement and then decide that we cannot use the products or services offered by such agreement.

We Must Keep Pace with Rapid Technological Change to Remain Competitive.

          The markets for our products are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. Our future success will depend upon our ability to enhance our existing products and to develop and introduce new products that achieve market acceptance. Cable operators may adopt alternative technologies or they may deploy alternative services that are incompatible with our products.

          The demand for broadband access services has resulted in the development of several competing modulation technologies. Our products utilize a modulation technology known as Synchronous Code Division Multiple Access or "S-CDMA," while several of our competitors utilize modulation technologies known as Time Division Multiple Access or "TDMA" and Frequency Division Multiple Access or "FDMA." Our headend equipment and cable modem products currently are not interoperable with the headend equipment and modems of other suppliers of broadband access products. As a result, potential customers who wish to purchase broadband access products from multiple suppliers may be reluctant to purchase our products. Although our technology may be incorporated into a future version of industry standards, we cannot be certain that major cable operators will adopt these standards. Major cable operators may not adopt products or technologies based on our current proprietary S-CDMA technology or on any future industry standard S-CDMA technology. Further, major cable operators may adopt products or standards technologies based on competing modulation technologies. If competitors using other modulation technologies can incorporate functionality and capabilities currently found in S-CDMA, the value of our S-CDMA technology would be diminished.

Cable Modems Have Not Achieved Widespread Market Acceptance and Many Competing Technologies Exist.

          Our success will depend upon the widespread commercial acceptance of cable modems by cable operators and end users of broadband access services. Cable operators have only recently begun to deploy broadband access services based on cable modem technology, and the market for these services is not fully developed. We cannot accurately predict the future growth rate or the ultimate size of the cable modem market. Potential users of our products may have concerns regarding the security, reliability, cost, ease of installation and use and capability of cable modems in general.

          The general market for cable modems may be affected by the development of alternative technologies that provide broadband access services. These include the following:

     o Digital Subscriber Line technologies known as "xDSL";

     o Integrated Service Digital Network or "ISDN";

     o data transmission over fiber optic cable;

     o direct broadcast satellite;

     o Local Multipoint Distribution Service; and

     o Multichannel Multipoint Distribution Service.

        Broadband access services based on some of these competing technologies are already available and could significantly limit acceptance of cable modem-based services.

We Need to Develop Additional Distribution Channels.

          We presently market our products to cable operators and systems integrators. We believe that much of the North American cable modem market may shift to a retail distribution model. Accordingly, we may need to redirect our future marketing efforts to sell our cable modems directly to retail distributors and end users. This shift would require us to establish new distribution channels for our products. We may be unable to establish these additional distribution channels. If we do establish them, we may be unable to hire the additional personnel necessary to foster and enhance such distribution channels. In addition, if the cable modem market shifts to a retail distribution model, we may not successfully establish a retail distribution presence. To the extent that large consumer electronics companies enter the cable modem market, their well-established retail distribution capabilities would provide them with a significant competitive advantage.

We May Be Unable to Market Effectively to Cable Operators.

          Our growth and future success will be substantially dependent upon our ability to convince cable operators to adopt our technologies, purchase our products and effectively market our products to end users. Cable operators are likely to prefer purchasing products from established manufacturing companies that can demonstrate the capability to supply large volumes of products on short notice. In addition, many cable operators may be reluctant to adopt technologies that have not gained acceptance among other cable operators. This reluctance could result in lengthy product testing and acceptance cycles for our products. Consequently, the impediments to our initial sales may be even greater than those to later sales. No established distribution network in the cable modem industry exists that would provide us with easy access to smaller or geographically diverse cable operators. Therefore, our initial sales to larger, more established cable operators are critical to our business. Although we intend to establish strategic relationships with leading distributors worldwide, we may not succeed in establishing these relationships. Even if we do establish these relationships, the distributors may not succeed in marketing our products to cable operators. Some of our competitors have already established relationships with certain cable operators, such as Motorola Inc.'s relationships with Tele-Communications, Inc. or "TCI," Time
Warner Cable, Comcast Corporation and Cox Communications, Inc. These established relationships may further limit our ability to sell products to those cable operators. We do not have long, well-established relationships with those cable operators. If we were to sell our products to those cable operators, it would likely not be based on long-term contracts and those customers would be able to terminate their relationships with us at any time. In addition, one or more of our current customers could cancel its relationship with us at any time.

We Are Dependent on Cable Operators and Other Service Providers.

          We depend on cable operators to purchase our cable modem systems and to provide our cable modems to end users. Cable operators have a limited amount of available bandwidth over which they can offer robust data services, and they may not choose to provide these data services to their customers. If cable operators choose to provide these services, we also will depend upon them to market these services to cable customers, to install our equipment and to provide support to end users. In addition, we will be highly dependent on cable operators to continue to maintain their cable infrastructure in a manner that allows us to provide consistently high performance and reliable services. Our success also will depend upon the acceptance of our products by other providers of services to the cable industry, such as @ Home Corporation's @Home Network and Road Runner, a joint venture between MediaOne Group, Inc.
and Time Warner Cable.

We Are Dependent on the Cable Industry to Upgrade to Two-Way Cable
Infrastructure.

          Demand for our products will depend to a significant degree upon the magnitude and timing of capital spending by cable operators for implementation of access systems for data transmission over cable networks. This involves the enabling of two-way transmission over existing coaxial cable networks and the eventual upgrade to HFC in areas of higher penetration of data services. If cable operators fail to complete these upgrades of their cable infrastructures in a timely and satisfactory manner, the market for our products could be limited. In addition, few businesses in the United States currently have cable access. Cable operators may not choose to upgrade existing residential cable systems or to install new cable systems to serve business locations.

          The success and future growth of our business will be subject to economic and other factors affecting the cable television industry generally, particularly its ability to finance substantial capital expenditures. Capital spending levels in the cable industry in the United States have fluctuated significantly in the past, and we believe that such fluctuations will occur in the future. The capital spending patterns of cable operators are dependent on a variety of factors, including the following:

     o the availability of financing;

     o cable operators' annual budget cycles, as well as the typical reduction in upgrade projects during the winter months;

     o the status of federal, local and foreign government regulation and deregulation of the telecommunications industry;

     o overall demand for cable services;

     o competitive pressures (including the availability of alternative data transmission and access technologies);

     o discretionary consumer spending patterns; and

     o general economic conditions.

          In recent periods, the United States cable market has been characterized by the acquisition of smaller and independent cable operators by large cable operators. We cannot predict the effect, if any, that consolidation in the United States cable industry will have on overall capital spending patterns by cable operators. The effect on our business of further industry consolidation also is uncertain.

We Have Limited Manufacturing Experience and We Are Dependent on
Contract Manufacturers.

          We have had limited experience manufacturing our products and we depend heavily upon the manufacturing capabilities of Solectron Corporation, our contract manufacturer. We only began shipping our products in volume in the first quarter of 1998, and we may encounter difficulties as we increase the volume of our manufacturing operations. Our limited operating history and the early stage of the cable modem market make it difficult for us to accurately forecast demand for our products. Our inability to accurately forecast the actual demand for our products could result in supply, manufacturing or testing capacity constraints. These constraints could result in delays in the delivery of our products or the loss of existing or potential customers, either of which could have a material adverse effect on our business, operating results or financial condition. In addition, we had unconditional purchase obligations of approximately $10.3 million as of December 31, 1998, primarily to Solectron, to purchase minimum quantities of materials and components used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate.

We Are Dependent on Key Suppliers.

          We manufacture all of our products using components or subassemblies procured from third-party suppliers. Certain of these components are available from a single source and others are available from limited sources. All of our sales are from products containing one or more components that are available only from single supply sources. In addition, some of the components are custom parts produced to our specifications. For example, we currently rely on VLSI Technology, Inc. to supply a custom ASIC that is used in our products. Other components, such as the radio frequency tuner and some surface acoustic wave filters, are procured from sole source suppliers. Any interruption in the operations of vendors of sole source parts could adversely affect our ability to meet our scheduled product deliveries to customers. Delays in key component or product deliveries may occur due to shortages resulting from a limited number of suppliers, the financial or other difficulties of such suppliers or a limitation in component product availability. We are dependent on semiconductor manufacturers and are affected by worldwide conditions in the semiconductor market. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships. Further, a significant increase in the price of one or more of these components could harm our gross margin or operating results.

We Must Transition to New Semiconductor Process Technologies.

          Our future success will depend in part upon our ability to develop products that utilize new semiconductor process technologies. These technologies change rapidly and require us to spend significant amounts on research and development. We continuously evaluate the benefits of redesigning our integrated circuits using smaller geometry process technologies to improve performance and reduce costs. The transition of our products to integrated circuits with increasingly smaller geometries will be important to our competitive position. Other companies have experienced difficulty in migrating to new semiconductor processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. Moreover, we depend on our relationship with our third-party manufacturers to migrate to smaller geometry processes successfully. We may be unable to migrate to new semiconductor process technologies successfully or on a timely basis.

We Are Dependent on Contract Manufacturers to Assemble and Test Our
Products.

          Most of our products are assembled and tested by Solectron using testing equipment that we provide. As a result of our dependence on Solectron for assembly and testing of our products, we do not directly control product delivery schedules or product quality. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products. In addition, as manufacturing volume increases, we will need to procure and assemble additional testing equipment and provide it to Solectron. The production and assembly of testing equipment typically requires significant time.
We could experience significant delays in the shipment of our products if we are unable to provide this testing equipment to Solectron in a timely manner.

There Are Many Risks Associated with International Operations.

          Sales to customers outside of the United States accounted for approximately 74% of our revenues in 1998 and approximately 88% of our revenues in 1997. We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. International sales are subject to a number of risks, including the following:

     o changes in foreign government regulations and communications standards;

     o export license requirements, tariffs and taxes;

     o other trade barriers;

     o difficulty in collecting accounts receivable;

     o difficulty in managing foreign operations; and

     o political and economic instability.

  If our customers are impacted by currency devaluations or general economic crises, such as the economic crisis currently affecting many Asian and Latin American economies, their ability to purchase our products could be significantly reduced. Payment cycles for international customers typically are longer than those for customers in the United States. Foreign markets for our products may develop more slowly than currently anticipated. Foreign countries may decide not to construct cable infrastructure or may prohibit, terminate or delay the construction of new cable plants for a variety of reasons. These reasons include environmental issues, economic downturns, the availability of favorable pricing for other communications services or the availability and cost of related equipment. Any action like this by foreign countries would reduce the market for our products.

          We anticipate that our foreign sales generally will be invoiced in U.S. dollars, and we currently do not plan to engage in foreign currency hedging transactions. However, as we commence and expand our international operations, we may be paid in foreign currencies and exposure to losses in foreign currency transactions may increase. We may choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to those foreign customers could result in decreased sales.

We May Be Unable to Provide Adequate Customer Support.

          Our ability to achieve our planned sales growth and retain current and future customers will depend in part upon the quality of our customer support operations. Our customers generally require significant support and training with respect to the TeraComm system, particularly in the initial deployment and implementation stage. To date, we have sold a limited number of products, and our sales have been concentrated in a small number of customers. We have limited experience with widespread deployment of our products to a diverse customer base. We may not have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. Our inability to provide sufficient support to our customers could delay or prevent the successful deployment of our products. In addition, our failure to provide adequate support could harm our reputation and relationship with our customers and could prevent us from gaining new customers.

Our Industry is Highly Competitive with Many Established Competitors.

          The market for broadband access systems is extremely competitive and is characterized by rapid technological change. Our direct competitors in the cable modem arena include Cisco Systems, Inc., Com21, Inc., General Instrument Corporation, Hayes Corporation, Hybrid
Networks, Inc., Matsushita Electric Industrial Co., Ltd. (which markets products under the brand name "Panasonic"), Motorola, Nortel Networks, Inc., Phasecom Inc., Thomson Consumer Electronics Inc. (which markets products under the brand name "RCA"), Samsung Corporation, Scientific-Atlanta, Inc., Sony Corporation, 3Com Corporation, Toshiba Corporation and Zenith Electronics Corporation. We also compete with companies that develop integrated circuits for broadband access products, such as Broadcom Corporation. As cable modem standards such as DOCSIS 1.2 are adopted, other companies may enter the cable modem market. In addition, Com21, Hybrid, Motorola and Nortel introduced cable modems before we did, and they have established relationships and have worked with customers for a longer period of time than we have. The principal competitive factors in our market include the following:

     o product performance, features and reliability;

     o price;

     o size and stability of operations;

     o breadth of product line;

     o sales and distribution capability;

     o technical support and service;

     o relationships with cable operators; and

     o compliance with industry standards.

          Some of these factors are outside of our control. The existing conditions in the broadband access market could change rapidly and significantly as a result of technological changes. The development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Our competitors may introduce broadband access products that are less costly, provide superior performance or achieve greater market acceptance than our products.

          We also sell products that compete with existing data access and transmission systems utilizing the telecommunications networks, such as those of 3Com. Additionally, our controller and headend system products face intense competition from well-established companies such as Cisco, Nortel and 3Com. Many of our current and potential competitors have significantly greater financial, technical, marketing, distribution, customer support and other resources, as well as greater name recognition and access to customers than we do. The anticipated widespread adoption of DOCSIS is likely to cause increased price competition in the North American market. The adoption of DOCSIS also could result in lower sales of our headend products in the North
American market. Any increased price competition or reduction in sales of our headend products would result in downward pressure on our gross margin. We cannot accurately predict how the competitive pressures that we face will affect our business.

Our Business Is Dependent on the Internet and the Development of the Internet Infrastructure.

          The commercial market for products designed for the Internet has only recently begun to develop. Our success will depend in large part on increased use of the Internet to increase the need for high speed broadband access networks. Critical issues concerning the commercial use of the Internet remain unresolved and are likely to affect the development of the market for our products. These issues include security, reliability, cost, ease of access and Quality of Service. The adoption of the Internet for commerce and communications, particularly by enterprises that have historically relied upon alternative means of commerce and communications, generally requires the acceptance of a new method of conducting business and exchanging information. In addition, we depend on the growth of the use of the Internet by businesses, particularly for applications that utilize multimedia content and thus require high bandwidth. The recent growth in the use of the Internet has caused frequent periods of performance degradation. This has required the upgrade of routers, telecommunications links and other components forming the infrastructure of the Internet by Internet service providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our products. Potentially increased performance provided by our products and the products of others ultimately is limited by and reliant upon the speed and reliability of the Internet backbone itself. Consequently, the emergence and growth of the market for our products will depend on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.



Our Failure to Manage Growth Could Adversely Affect Us.

        The growth of our business has placed, and is expected to continue to place, a significant strain on our limited personnel, management and other resources. Our management, personnel, systems, procedures and controls may be inadequate to support our existing and future operations. To manage any future growth effectively, we will need to attract, train, motivate, manage and retain employees successfully, to integrate new employees into our overall operations and to continue to improve our operational, financial and management systems. We have hired some key employees and officers only recently, including our Chief Financial Officer, Vice President, Manufacturing Operations and Vice President of Engineering, all of whom joined the Company less than one year ago. As a result, some members of our management team have worked together for a brief time.

We Are Dependent on Key Personnel.

          Due to the specialized nature of our business, we are highly dependent on the continued service of, and on the ability to attract and retain qualified engineering, sales, marketing and senior management personnel. The competition for this personnel is intense. The loss of any of these persons, particularly our Chairman, President and Chief Technical Officer, Shlomo Rakib, and our Chief Executive Officer, Zaki Rakib, would have a material adverse effect on our business and operating results. In addition, if we are unable to hire additional qualified personnel as needed, we may not be able to adequately manage and complete our existing sales commitments and to bid for and execute additional sales. Further, we must train and manage our growing employee base, which is likely to require increased levels of responsibility for both existing and new management personnel. Our current management personnel and systems may be inadequate, and we may fail to assimilate new employees successfully. Highly skilled employees with the education and training that we require, especially employees with significant experience and expertise in both data networking and radio frequency design, are in high demand. We may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. We do not have "key person" insurance coverage for the loss of any of our employees. Any officer or employee of our company can terminate his or her relationship with us at any time. None of our employees are bound by any noncompetition agreements with us.


Our Business Is Subject to the Risks of Product Returns, Product
Liability and Product Defects.

          Products as complex as ours frequently contain undetected errors or failures, especially when first introduced or when new versions are released. Despite testing, errors may occur. The occurrence of errors could result in product returns and other losses to our company or our customers. This occurrence also could result in the loss of or delay in market acceptance of our products. Due to the recent introduction of our products, we have limited experience with the problems that could arise with this generation of products. Our purchase agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provision contained in our purchase agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. We have not experienced any product liability claims to date, but the sale and support of our products entails the risk of such claims. In addition, any failure by our products to properly perform could result in claims against us by our customers. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and management time and resources.

We May Not Be Able to Adequately Protect or Enforce Our Intellectual Property Rights.

          We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. Our pending patent applications may not be granted. Even if they are granted, the claims covered by the patents may be reduced from those included in our applications. Any patent might be subject to challenge in court and, whether or not challenged, might not be broad enough to prevent third parties from developing equivalent technologies or products. We have entered into confidentiality and invention assignment agreements with our employees, and we enter into non-disclosure agreements with some of our suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. These statutory and contractual arrangements may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. In addition, the laws of some foreign countries might not protect our products or intellectual property rights to the same extent as do the laws of the United States. Protection of our intellectual property might not be available in every country in which our products might be manufactured, marketed or sold.

         Upon the completion and acceptance of the DOCSIS 1.2 cable modem specification that we are co-authoring, we would contribute some aspects of our S-CDMA technology to the DOCSIS 1.2 intellectual property pool.
We would contribute our technology pursuant to a proposed license agreement with CableLabs that we would execute at that time. Under the terms of the proposed license agreement, we would grant to CableLabs a license for some aspects of our S-CDMA technology that are essential for compliance with the DOCSIS 1.2 cable modem standard. This license would allow CableLabs to utilize and incorporate the licensed technology for the limited use of making and selling products or systems that comply with the DOCSIS 1.2 cable modem specification. As a party to the license agreement, we would have access to the DOCSIS 1.2 intellectual property pool and would have the right to develop products that comply with the DOCSIS 1.2 cable modem specification. As a result, any of our competitors who join the DOCSIS intellectual property pool will have access to some aspects of our technology and will not be required to pay us any royalties or other compensation. Further, some of our competitors have been successful in reverse engineering the technology of other companies, and our contribution to the DOCSIS 1.2 intellectual property pool would expose some aspects of our technology to those competitors.
If a competitor is able to duplicate the functionality and capabilities of our technology, we could lose all or some of the time-to-market advantage we might otherwise have. Under the terms of the proposed license agreement, if we sue certain parties to the proposed license agreement on claims of infringement of any copyright or patent right or misappropriation of any trade secret, those parties may terminate our license to the patents or copyrights they contributed to the DOCSIS 1.2 intellectual property pool. If a termination like this were to occur, we would continue to have access to some aspects of the DOCSIS 1.2 intellectual property pool, but we would not be able to develop products that fully comply with the DOCSIS 1.2 cable modem specification. Because of these terms, we may find it difficult to enforce our intellectual property rights against certain companies. Under the terms of proposed license agreement, CableLabs may sublicense the DOCSIS 1.2 intellectual property pool if the sublicensee complies with certain conditions. The sublicensee's rights to some of the DOCSIS 1.2 intellectual property pool could be terminated if it sues certain companies for infringement of any copyright, patent right or trade secret.

          We expect that developers of cable modems increasingly will be subject to infringement claims as the number of products and competitors in our industry segment grows. We have received letters from two individuals claiming that our technology infringes patents held by these individuals. We have reviewed the allegations made by these individuals and, after consulting with our patent counsel, we do not believe that our technology infringes any valid claim of these individuals' patents. If the issues are submitted to a court, the court could find that our products infringe these patents. In addition, these individuals may continue to assert infringement. If we are found to have infringed these individuals' patents, we could be subject to substantial damages and/or an injunction preventing us from conducting our business. In addition, other third parties may assert infringement claims against us in the future. An infringement claim, whether meritorious or not, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements may not be available on terms acceptable to us or at all. Litigation also may be necessary to enforce our intellectual property rights.

Our Business Is Subject to Communications Industry Regulations.

          Our business and our customers are subject to varying degrees of federal, state and local regulation. The jurisdiction of the Federal Communications Commission extends to the communications industry, including our broadband access products. The FCC has promulgated regulations that, among other things, set installation and equipment standards for communications systems. Although FCC regulations and other governmental regulations have not materially restricted our operations to date, future regulations applicable to our business or our customers could be adopted by the FCC or other regulatory bodies. For example, FCC regulatory policies affecting the availability of cable services and other terms on which cable companies conduct their business may impede our penetration of certain markets. In addition, regulation of cable television rates may affect the speed at which cable operators upgrade their cable infrastructures to two-way HFC. In addition, the increasing demand for communications systems has exerted pressure on regulatory bodies worldwide to adopt new standards for such products and services. This process generally involves extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past, and may in the future, cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers.

         If other countries begin to regulate the cable modem industry more heavily or introduce standards or specifications with which our products do not comply, we will be unable to offer products in those countries until our products comply with those standards or specifications. In addition, we may have to incur substantial costs to comply with those standards or specifications. For instance, should the DAVIC standards for ATM-based digital video be established internationally, we will need to conform our cable modems to compete. Further, many countries do not have regulations for installation of cable modem systems or for upgrading existing cable network systems to accommodate our products. Whether we currently operate in a country without these regulations or enter into the market in a country these regulations do not exist, new regulations could be proposed at any time. The imposition of regulations like this could place limitations on a country's cable operators' ability to upgrade to support our products. Cable operators in these countries may not be able to comply with these regulations, and compliance with these regulations may require a long, costly process.
For example, we experienced delays in product shipments to a customer in Brazil due to delays in certain regulatory approvals in Brazil. Similar delays could occur in other countries in which we market or plan to market our products. In addition, our customers in certain parts of Asia, such as Japan, are required to obtain licenses prior to selling our products, and delays in obtaining required licenses could harm our ability to sell products to these customers.

Our Business Is Subject to Other Regulatory Approvals and
Certifications.

        In the United States, in addition to complying with FCC regulations, our products are required to meet certain safety requirements. For example, we are required to have our products certified by Underwriters Laboratory in order to meet federal requirements relating to electrical appliances to be used inside the home. Outside the United States, our products are subject to the regulatory requirements of each country in which the products are manufactured or sold. These requirements are likely to vary widely. We may be unable to obtain on a timely basis or at all the regulatory approvals that may be required for the manufacture, marketing and sale of our products. In addition to regulatory compliance, some cable industry participants may require certification of compatibility.

Our Stock Price Has Been and May Continue to Be Volatile.

        The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

     o Actual or anticipated variations in quarterly operating results;

     o Announcements of technological innovations;

     o New products or services offered by us or our competitors;

     o Changes in financial estimates by securities analysts;

     o Conditions or trends in the broadband access services industry;

     o Changes in the economic performance and/or market valuations of Internet, online service or broadband access service industries;

     o Changes in the economic performance and/or market valuations of other Internet, online service or broadband access service companies;

     o Our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     o Additions or departures of key personnel;

     o Sales of common stock; and

     o Other events or factors that may be beyond our control.

        In addition, the stock markets in general, and the Nasdaq National Market and the market for broadband access services and technology companies in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The trading prices of many technology companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. These trading prices and multiples may not be sustained. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation often has been instituted against that company. Litigation like this, if instituted, could result in substantial costs and a diversion of management's attention and resources.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       TERAYON COMMUNICATION SYSTEMS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




   Report of Ernst & Young LLP, Independent Auditors

   Consolidated Balance Sheets

   Consolidated Statements of Operations

   Consolidated Statements of Stockholders' Equity (Net Capital
     Deficiency)

   Consolidated Statements of Cash Flows

   Notes to Consolidated Financial Statements

             REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Terayon Communication Systems, Inc.

        We have audited the accompanying consolidated balance sheets of Terayon Communication Systems, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terayon Communication Systems, Inc. at December
31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                               /s/ Ernst & Young LLP

San Jose, California
January 15, 1999

                     TERAYON COMMUNICATION SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                             December 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
                          ASSETS
Current assets:
  Cash and cash equivalents.............................  $14,342      $1,569
  Short-term investments................................   14,538         418
  Accounts receivable, less allowance for doubtful
   accounts of $594 in 1998 and $20 in 1997.............    2,090         574
  Accounts receivable from related parties..............    1,549         362
  Inventory.............................................    3,950       1,322
  Other current assets..................................    1,856         690
                                                        ----------  ----------
Total current assets....................................   38,325       4,935
Property and equipment, net.............................    3,593       3,615
Officer note receivable.................................      100         100
Other assets............................................      128         128
                                                        ----------  ----------
Total assets............................................  $42,146      $8,778
                                                        ==========  ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
                  (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable......................................   $8,600      $2,232
  Accrued payroll and related expenses..................    2,475       1,052
  Other accrued liabilities.............................    2,799       1,526
  Advance from related party............................      --        2,000
  Deferred revenue......................................      --           95
  Current portion of long-term debt.....................      --        2,812
  Current portion of capital lease obligations..........       29          65
                                                        ----------  ----------
    Total current liabilities...........................   13,903       9,782
Long-term portion of capital lease obligations..........       10          44
Deferred rent...........................................      130         126
Commitments and contingencies
Redeemable common stock, $.001 par value:
  Authorized shares--included in common stock authorized
  Issued and outstanding shares--none in 1998 and
   10,000 in 1997.......................................      --           13
  Redeemable common stockholder's note receivable.......      --          (13)
                                                        ----------  ----------
    Total redeemable common stock.......................      --          --
Stockholders' equity (net capital deficiency):
  Preferred stock, $.001 par value:
  Authorized shares--5,000,000
  Issued and outstanding shares--none...................      --          --
  Convertible preferred stock, $.001 par value:
  Authorized shares--none in 1998 and 10,000,000 in 1997
  Issued and outstanding shares--none in 1998 and
   7,131,161 in 1997....................................      --       35,807
  Common stock, $.001 par value:
  Authorized shares--30,000,000
  Issued and outstanding shares--16,458,121 in 1998 and
   4,620,447 in 1997....................................       16         458
  Additional paid in capital............................  114,594         --
  Accumulated deficit...................................  (84,301)    (37,163)
  Deferred compensation.................................   (2,184)       (216)
  Stockholders' notes receivable........................      (22)        (60)
                                                        ----------  ----------
    Total stockholders' equity (net capital deficiency).   28,103      (1,174)
                                                        ----------  ----------
    Total liabilities and stockholders' equity (net
     capital deficiency)................................  $42,146      $8,778
                                                        ==========  ==========

                            See accompanying notes.

                      TERAYON COMMUNICATION SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                 Years Ended December 31,
                                            --------------------------------
                                               1998       1997       1996
                                            ---------- ---------- ----------
Revenues:
  Product revenues.......................     $19,150     $1,021  $    --
  Related party product revenues.........      12,546        617       --
  Contract consulting and technology
   development revenues..................        --          480       --
                                            ---------- ---------- ----------
    Total revenues.......................      31,696      2,118       --

Cost of goods sold:
  Cost of product revenues...............      22,296      3,904       --
  Cost of related party product revenues.      12,222      2,558       --
                                            ---------- ---------- ----------
    Total cost of goods sold.............      34,518      6,462       --
                                            ---------- ---------- ----------
Gross loss .................................   (2,822)    (4,344)      --
Operating expenses:
  Research and development...............      10,685     11,319      8,020
  Sales and marketing....................       6,947      4,468      1,141
  General and administrative.............       3,223      2,546      1,789
                                            ---------- ---------- ----------
    Total operating expenses.............      20,855     18,333     10,950
                                            ---------- ---------- ----------
Loss from operations.....................     (23,677)   (22,677)   (10,950)
Interest income..........................         808        396        393
Interest expense.........................        (359)      (268)      (140)
                                            ---------- ---------- ----------
Net loss.................................     (23,228)   (22,549)   (10,697)
Series F convertible preferred
 stock dividend..........................     (23,910)      --         --
                                            ---------- ---------- ----------
Net loss applicable to common
 stockholders............................    ($47,138)  ($22,549)  ($10,697)
                                            ========== ========== ==========
Historical basic and diluted net loss
 per share applicable to common
 stockholders............................      ($5.25)    ($5.26)    ($2.64)
                                            ========== ========== ==========
Shares used in computing historical
 basic and diluted net loss per share
 applicable to common stockholders.......       8,986      4,289      4,054
                                            ========== ========== ==========
Pro forma basic and diluted net loss
 per share applicable to common
 stockholders............................      ($3.41)    ($2.07)
                                            ========== ==========
Shares used in computing pro forma
 basic and diluted net loss per share
 applicable to common stockholders.......      13,804     10,873
                                            ========== ==========

                            See accompanying notes.

                      TERAYON COMMUNICATION SYSTEMS, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                      (in thousands, except share amounts)

                                                                                                                        Total
                               Convertible                               Addi-                             Stock-   Stockholders'
                             Preferred Stock         Common Stock       tional                 Deferred   holders'     Equity
                           --------------------- ---------------------  Paid-In  Accumulated   Compen-     Notes    (Net Capital
                             Shares     Amount     Shares     Amount    Capital    Deficit      sation   Receivable  Deficiency)
                           ----------- --------- ----------- --------- --------- ------------ ---------- ---------- -------------
Balance at December 31,
 1995...................    5,058,927   $11,904   4,000,000       $62     $ --       ($3,917)   $  --         ($94)       $7,955
Net cash proceeds from
 issuance of Series B-1
 preferred stock........      448,417     3,957         --        --        --          --         --         --           3,957
Cash proceeds from
 payment on a
 shareholder note
 receivable.............          --        --          --        --        --          --         --           34            34
Exercise of options
 for cash to purchase
 common stock...........          --        --      106,219        11       --          --         --         --              11
Issuance of common
 stock for consulting
 services...............          --        --       32,580        17       --          --         --         --              17
Net cash proceeds from
 issuance of Series C
 preferred stock........      814,830    10,128         --        --        --          --         --         --          10,128
Net loss applicable to
 common stockholders
 and comprehensive net
 loss applicable to
 common stockholders....          --        --          --        --        --       (10,697)      --         --         (10,697)
                           ----------- --------- ----------- --------- --------- ------------ ---------- ---------- -------------
Balance at December 31,
 1996...................    6,322,174    25,989   4,138,799        90       --       (14,614)      --          (60)       11,405
Exercise of options
 for cash to purchase
 common stock...........          --        --      481,648       140       --          --         --         --             140
Net cash proceeds from
 issuance of Series D
 preferred stock........      808,987     9,818         --        --        --          --         --         --           9,818
Unearned compensation
 related to stock
 options................          --        --          --        228       --          --         (228)      --           --
Amortization of
 unearned compensation..          --        --          --        --        --          --           12       --              12
Net loss applicable to
 common stockholders
 and comprehensive net
 loss applicable to
 common stockholders....          --        --          --        --        --       (22,549)      --         --         (22,549)
                           ----------- --------- ----------- --------- --------- ------------ ---------- ---------- -------------
Balance at December 31,
 1997...................    7,131,161    35,807   4,620,447       458       --       (37,163)      (216)       (60)       (1,174)
Net cash proceeds from
 issuance of Series D
 preferred stock .......      114,089     1,454         --        --        --          --         --         --           1,454
Conversion of advance
 from related party to
 Series D preferred
 stock .................      153,846     2,000         --        --        --          --         --         --           2,000
Net cash proceeds from
 issuance of Series F
 preferred stock and a
 warrant ...............      384,615       844         --      4,089       --          --         --         --           4,933
Dividends on Series F
 convertible preferred
 stock .................          --        --          --     23,910       --          --         --         --          23,910
Value of preferred stock
 warrant issued to
 Series D preferred
 stockholder ...........          --         19         --        --        --          --         --         --              19
Exercise of options for
 cash to purchase common
 stock .................          --        --      205,276        56       --          --         --         --              56
Exercise of option for
 note receivable to
 purchase common stock.....       --        --       24,375         9       --          --         --           (9)        --
Value of common stock
 warrant ...............          --        --          --         35       --          --         --         --              35
Cash proceeds from
 payment on a
 stockholder note
 receivable ............          --        --          --        --        --          --         --           47            47
Unearned compensation
 related to stock
 options ...............          --        --          --      1,849       --          --       (1,849)      --           --
Transfer to additional
 paid in capital
 as a result of
 reincorporation........          --    (40,116)        --    (30,401)   70,517         --         --         --           --
Conversion of preferred
 stock into common
 stock upon the initial
 public offering .......   (7,783,711)       (8)  7,783,711         8       --          --         --         --           --
Issuance of common
 stock in connection
 with the initial
 public offering, net
 of issuance costs......          --        --    3,000,000         3    35,133         --         --         --          35,136
Conversion of
 redeemable preferred
 stock to common stock
 upon the initial
 public offering .......          --        --      576,924       --      7,500         --         --         --           7,500
Conversion of
 redeemable common
 stock upon the initial
 public offering .......          --        --       10,000       --         13         --         --         --              13
Exercise of common
 stock warrant for cash.          --        --       50,000       --        500         --         --         --             500
Issuance of common stock
 in legal settlement to
 an employee ...........          --        --       13,000       --        169         --         --         --             169
Exercise of options
 for cash to purchase
 common stock...........          --        --      174,388       --        222         --         --         --             222
Unearned compensation
 related to stock
 options................          --        --          --        --        540         --         (540)      --           --
Amortization of
 unearned compensation            --        --          --        --        --          --          421       --             421
Net loss applicable to
 common stockholders
 and comprehensive net
 loss applicable to
 common stockholders....          --        --          --        --        --       (47,138)      --         --         (47,138)
                           ----------- --------- ----------- --------- --------- ------------ ---------- ---------- -------------
Balance at December
 31, 1998...............          --      $ --   16,458,121       $16  $114,594     ($84,301)   ($2,184)      ($22)      $28,103
                           =========== ========= =========== ========= ========= ============ ========== ========== =============

                            See accompanying notes.

                      TERAYON COMMUNICATION SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                      Years Ended December 31,
                                                  -----------------------------
                                                    1998      1997      1996
                                                  --------- --------- ---------
Operating activities:
Net loss applicable to common stockholders......  ($47,138) ($22,549) ($10,697)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization.................     1,992     1,563       830
  Amortization of unearned compensation related
   to stock options.............................       421        12        --
  Loss on disposal of fixed assets..............        --        --        20
  Issuance of common stock for consulting
   services.....................................        --        --        17
  Value of common and preferred stock warrants
   issued.......................................        54        --        --
  Series F convertible preferred stock
   dividend.....................................    23,910        --        --
  Changes in operating assets and liabilities:
   Accounts receivable..........................    (1,516)     (574)       --
   Accounts receivable from related parties.....    (1,187)     (362)       --
   Inventory....................................    (2,628)   (1,322)       --
   Other current assets.........................    (1,166)     (391)     (177)
   Other assets.................................        --        15      (118)
   Accounts payable.............................     6,368     1,550         8
   Accrued payroll and related expenses.........     1,423       482       346
   Other accrued liabilities....................     1,442     1,076       263
   Deferred revenue.............................       (95)     (330)       --
   Deferred rent................................         4        24       102
   Other noncurrent liabilities.................        --       (24)       24
                                                  --------- --------- ---------
Net cash used in operating activities...........   (18,116)  (20,830)   (9,382)
                                                  --------- --------- ---------
Investing activities:
Purchases of short-term investments.............   (32,959)  (10,995)   (6,863)
Proceeds from sales and maturities of
 short-term investments.........................    18,839    15,085     2,355
Purchases of property and equipment.............    (1,970)   (2,606)   (1,892)
Proceeds from sale of assets....................        --        --        42
Officer note receivable.........................        --        --      (100)
                                                  --------- --------- ---------
Net cash provided by (used in) investing
 activities.....................................   (16,090)    1,484    (6,458)
                                                  --------- --------- ---------
Financing activities:
Principal payments on capital leases............       (70)     (144)     (124)
Principal payments on long-term debt............    (2,812)     (909)     (273)
Proceeds from long-term debt....................        --     1,654     1,843
Exercise of options and warrant to purchase
 common stock...................................       778       140        11
Advance from related party......................        --     2,000        --
Proceeds from issuance of preferred stock.......     6,387     9,818    14,085
Proceeds from issuance of redeemable preferred
 stock..........................................     7,500        --        --
Principal payments on redeemable common
 stockholder and common stockholder notes
 receivable.....................................        60        --        34
Proceeds from issuance of common stock..........    35,136        --        --
                                                  --------- --------- ---------
   Net cash provided by financing activities....    46,979    12,559    15,576
                                                  --------- --------- ---------
Net increase (decrease) in cash and cash
 equivalents....................................    12,773    (6,787)     (264)
Cash and cash equivalents at beginning of year..     1,569     8,356     8,620
                                                  --------- --------- ---------
Cash and cash equivalents at end of year........   $14,342    $1,569    $8,356
                                                  ========= ========= =========
Supplemental disclosures of cash flow
 information:
Cash paid for interest..........................      $359      $268      $140
Supplemental noncash investing and financing
 activities:
Property and equipment acquired under capital
 leases.........................................     $ --      $ --       $137
Issuance of common stock for consulting
 services.......................................     $ --      $ --        $17
Exercise of option for note receivable to
 purchase redeemable common stock...............     $ --        $13     $ --
Exercise of option for note receivable to
 purchase common stock..........................        $9     $ --      $ --
Conversion of advance from related party to
 Series D preferred stock.......................    $2,000     $ --      $ --
Issuance of common stock in legal settlement to
 an employee....................................      $169     $ --      $ --
Conversion of preferred stock to common stock...        $8     $ --      $ --
Conversion of redeemable preferred stock to
 common stock ..................................    $7,500     $ --      $ --
Conversion of redeemable common stock to common
 stock .........................................       $13     $ --      $ --

                            See accompanying notes.

                     TERAYON COMMUNICATION SYSTEMS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

 Description of Business

        Terayon Communication Systems, Inc. (the Company) was incorporated under the laws of the state of California on January 20, 1993 for the purpose of developing, producing, and marketing broadband access system products. In October 1997, the Company changed its legal name from Terayon Corporation. In July 1998, the Company reincorporated in the
State of Delaware.

 Basis of Consolidation

        The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, Terayon Communication Systems Europe and Terayon do Brasil. The minority interests in net losses of Terayon Communication Systems Europe and Terayon do Brasil were not significant for all periods presented. All material intercompany balances and transactions have been eliminated.

 Use of Estimates

        The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Advertising Expenses

        The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996 was not significant.

 Research and Development Costs

        Research and development costs are charged to expense as incurred.

 Cash Equivalents and Short-Term Investments

        The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months but less than a year are classified as short-term investments. The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's short-term investments, which consist primarily of commercial paper and government agency obligations with maturities of one year or less, are classified as available-for-sale and are carried at amortized cost which approximates fair market value. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company had no investments in equity securities at December 31, 1998.

 Concentrations of Credit Risk, Customer, Supplier, and Product

        The Company operates in one business segment, the development and sale of cable modem access products, which it sells primarily to customers within the cable and communications industries, including related parties (see Note 14). The Company performs ongoing credit evaluations of its customers and generally requires no collateral. A relatively small number of customers and resellers account for a significant percentage of the Company's revenues. The Company expects that the sale of its products to a limited number of customers and resellers may continue to account for a high percentage of revenues for the foreseeable future.

        Currently, the Company relies on single source suppliers of materials and labor for the significant majority of its product inventory but is actively pursuing additional supplier alternatives. As a result, should the Company's current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

        Substantially all of the Company's revenues have been attributable to sales of the TeraLink and the TeraPro. These products are expected to account for a significant part of the Company's revenues for the foreseeable future. As a result, a decline in demand for or failure to achieve broad market acceptance of the TeraLink or the TeraPro would adversely affect operating results.

        In addition, market acceptance of the Company's products may be affected by the emergence and evolution of industry standards. While the Company expects its products to become compliant with industry standards, its inability to do so may adversely affect operating results.

        The Company invests its excess cash in debt instruments of governmental agencies, and corporations with credit ratings of AA/AA- or better or A1/P1 or better, respectively. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. The Company has not experienced any significant losses on its cash equivalents or short-term investments.










 Inventory

        Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                          December 31,
                                     ---------------------
                                        1998       1997
                                     ---------- ----------
  Finished goods....................    $3,355       $163
  Work-in-process...................       170        366
  Raw materials.....................       425        793
                                     ---------- ----------
                                        $3,950     $1,322
                                     ========== ==========

        During the year ended December 31, 1998 the Company was required to purchase inventory components from its previous contract manufacturer that were subsequently sold to its current contract manufacturer. As a result of the transition to the Company's current contract manufacturer, the Company recorded a charge of approximately $1,300,000. A portion of the charge consisted of approximately $750,000 of raw material components that were deemed obsolete due to a design change in the Company's bill of materials. The charge also consisted of a write down of approximately $550,000 for parts repurchased from the Company's previous contract manufacturer and then resold to the Company's current contract manufacturer, as the Company's current contract manufacturer could purchase the related parts at a lower cost than the Company had valued the inventory. Therefore, the Company wrote down the inventory to the lower of cost or market as part of selling the inventory to its current contract manufacturer.

 Property and Equipment

        Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases. The recoverability of the carrying amount of property and equipment is assessed based on estimated future undiscounted cash flows and if an impairment exists the charge to operations is measured as the excess of the carrying amount over the fair value of the assets. Based upon this method of assessing recoverability, no asset impairment occurred in any of the years presented.








        Property and equipment are as follows (in thousands):

                                          December 31,
                                     ---------------------
                                        1998       1997
                                     ---------- ----------
  Software and computers............    $4,411     $3,695
  Furniture and equipment...........     3,567      2,421
  Leasehold improvements............       197         89
                                     ---------- ----------
                                         8,175      6,205
  Accumulated depreciation and
   amortization.....................    (4,582)    (2,590)
                                     ---------- ----------
  Property and equipment, net.......    $3,593     $3,615
                                     ========== ==========

 Revenue Recognition

        Revenues related to product sales are generally recognized when the products are shipped to the customer. A provision is made for estimated product returns as product shipments are made. The Company has also performed some research and product development work under best efforts technology development agreements. Due to technological risk factors, the costs of these agreements were expensed as incurred and were included in cost of goods sold in prior years. Revenues under technology development agreements are recognized when applicable customer milestones have been met, including deliverables and, in any case, not in excess of the amount that would be recognized using the percentage-of- completion method. The Company met milestones under an agreement in the fourth quarter of the year ended December 31, 1997 and recognized the related revenue (see Note 4).

 Warranty Reserves

         Due to the recent introduction of the Company's products, the Company has limited experience with warranty commitments that may arise with the current generation of its products. The Company's products generally carry a one-year warranty that includes factory and on-site repair services as needed for replacement of parts. Estimated expenses for warranty obligations are accrued as revenue is recognized. Reserve estimates are adjusted periodically to reflect actual experience.

 Stock-Based Compensation

        As described in Note 10, the Company has elected to account for its employee stock plans in accordance with Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion
No. 25), and to adopt the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123).



 Comprehensive Income

        The Company has adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive net loss was the same as its net loss for the years ended December 31, 1998, 1997 and 1996.

 Segments of an Enterprise

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an
Enterprise and Related Information" (FAS 131). FAS 131 superseded
Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect the Company's results of operations or financial position, and did not affect the disclosure of segment information (see Note 12).


 Net Loss Per Share Applicable to Common Stockholders

        Historical basic and diluted net loss per share applicable to common stockholders was computed using the weighted average number of common shares outstanding. Options, warrants, restricted stock and preferred stock were not included in the computation of historical diluted net loss per share applicable to common stockholders because the effect would be antidilutive.

        Pro forma net loss per share applicable to common stockholders was computed as described above and also gives effect, even if antidilutive, to common equivalent shares from preferred stock that automatically converted upon the closing of the Company's initial public offering
(using the as-if-converted method).

        A reconciliation of shares used in the calculation of historical and pro forma basic and diluted net loss per share applicable to common stockholders follows (in thousands, except per share data):

                                                 Years Ended December 31,
                                            --------------------------------
                                               1998       1997       1996
                                            ---------- ---------- ----------
Net loss..................................   ($23,228)  ($22,549)  ($10,697)
Series F convertible preferred stock
  dividend (Note 10).......................   (23,910)      --         --
                                            ---------- ---------- ----------
Net loss applicable to common
 stockholders.............................   ($47,138)  ($22,549)  ($10,697)
                                            ========== ========== ==========

Shares used in computing historical
 basic and diluted net loss per share
 applicable to common stockholders........      8,986      4,289      4,054

Historical basic and diluted net loss
 per share applicable to common
 stockholders.............................     ($5.25)    ($5.26)    ($2.64)
                                            ========== ========== ==========

Shares used in computing historical
 basic and diluted net loss per share
 applicable to common stockholders........      8,986      4,289
                                            ========== ==========
Adjustment to reflect the effect of the
 assumed conversion of convertibel
 preferred stock outstanding to
 common stock.............................      4,818      6,584
                                            ----------------------

Shares used in computing pro forma
 basic and diluted net loss per share
 applicable to common stockholders........     13,804     10,873
                                            ========== ==========

Pro forma basic and diluted net loss
 per share applicable to common
 stockholders............................      ($3.41)    ($2.07)
                                            ========== ==========

        Options to purchase 2,691,234 and 2,337,184 shares of common stock were outstanding at December 31, 1998 and 1997, respectively, and warrants to purchase 3,019,191 shares of common stock were outstanding at December 31, 1998, but were not included in the computation of diluted net loss per share, since the effect would be antidilutive.

 Impact of Recently Issued Accounting Standard

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 is effective for fiscal years beginning after June 15, 1999 and the Company believes that the adoption of FAS 133 will not have a significant impact on the Company's operating results or cash flows.

2. Fair Value of Financial Instruments

        The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                                   December 31, 1998
                                     -------------------------------------------
                                                  Gross      Gross    Estimated
                                     Amortized  Unrealized Unrealized    Fair
Short-term investments                  Cost      Gains      Losses     Value
------------------------------------ ---------- ---------- ---------- ----------
                                                   (in thousands)
Commercial paper....................    $8,426     $  --      $  --      $8,426
Government agency obligations.......     6,112        --         --       6,112
                                     ---------- ---------- ---------- ----------
  Total.............................   $14,538     $  --      $  --     $14,538
                                     ========== ========== ========== ==========

                                                   December 31, 1997
                                     -------------------------------------------
                                                  Gross      Gross    Estimated
                                     Amortized  Unrealized Unrealized    Fair
Short-term investments                  Cost      Gains      Losses     Value
------------------------------------ ---------- ---------- ---------- ----------
                                                   (in thousands)
U.S. treasury obligations...........      $418     $  --      $  --        $418
                                     ---------- ---------- ---------- ----------
  Total.............................      $418     $  --      $  --        $418
                                     ========== ========== ========== ==========

        Realized gains and losses were insignificant for each of the three years in the period ended December 31, 1998.

3. Officer Note Receivable

        In March 1996, the Company loaned an officer $100,000 pursuant to a promissory note. The note does not bear interest, matured in August
1998, and is full recourse, including being collateralized by 20,000 shares of the Company's common stock. The note was amended in 1998 extending the maturity date of the note until August 1999.

4. Technology Development Agreement

        On January 4, 1995, the Company entered into a Development and Production Agreement with a telecommunications systems manufacturer (the Manufacturer), whereby the Company agreed to develop an enabling technology for use with certain manufacturer technology (the Product). Pursuant to the agreement, the Manufacturer is obligated to purchase certain minimum quantities of the Product, and the Company has agreed to provide the Product to the Manufacturer on favorable pricing terms for a period of four years following completion of the Product. In addition, the Company has agreed that for the first three months following the completion of the Product, the Company will not sell the Product to any third party for use in the carrying of voice-over coaxial cables.

        In accordance with the agreement, the Company will receive funding from the Manufacturer totaling $1,000,000. These payments were originally received upon the completion of certain milestones set forth in the agreement. As of December 31, 1997, approximately $480,000 of cash advances had been received under the agreement. In the fourth quarter of the year ended December 31, 1997, the Company delivered the Product under the agreement and recognized the $480,000 as revenue. In March 1998, the agreement was amended, and the Company is to receive the remaining payments (in addition to normal Product billings) over a certain number of future unit shipments to the Manufacturer.

5. Commitments

        The Company leases its facility and certain equipment under operating leases. The operating lease for the Company's facility expires in 2002. Rental expense was approximately $853,000, $850,000, and $542,000 for the years ended December 31, 1998, 1997, and 1996, respectively. In
March 1996, the Company subleased its former facilities to a third party through December 1997. Sublease rental income was approximately $122,000 and $106,000 for the years ended December 31, 1997 and 1996, respectively. In October 1997, the master lease and underlying sublease for these facilities were terminated concurrently.


        The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements and included in property and equipment aggregated approximately $452,000 at December 31, 1998 and 1997. Related accumulated amortization was approximately $375,000 and $337,000 at December 31, 1998 and 1997, respectively. Amortization expense related to assets under capital leases is included in depreciation expense. In addition, the capital leases are secured by the related equipment, and the Company is required to maintain liability and property damage insurance.

        Future minimum lease payments under noncancelable operating leases and capital leases are as follows (in thousands):

                                                  December 31, 1998
                                                ---------------------
                                                Operating   Capital
                                                  Leases     Leases
                                                ---------- ----------
   1999......................................        $713        $33
   2000......................................         726         11
   2001......................................         746          4
   2002......................................         178       --
                                                ---------- ----------
   Total minimum payments....................      $2,363         48
                                                ==========
   Less amount representing interest.........                      9
                                                           ----------
                                                                  39
   Less current portion......................                     29
                                                           ----------
                                                                 $10
                                                           ==========

 Unconditional Purchase Obligations

        The Company has unconditional purchase obligations to a few of its suppliers that support the Company's ability to manufacture its products. The obligations require the Company to purchase minimum quantities of the suppliers' products at a specified price. At December 31, 1998, the Company had approximately $10,281,000 of unconditional purchase obligations ($784,000 at December 31, 1997).

6. Debt Obligations

         In August 1998, the Company entered into a credit agreement with a bank to provide a line of credit in an amount up to $10,000,000 based on the higher of $3,000,000 or 80% of eligible accounts receivable.

        The credit agreement provides for interest at a rate equal to prime (7.75% at December 31, 1998) and matures one year from the date of the agreement. At December 31, 1998, there were no outstanding borrowings under this credit agreement and approximately $3,000,000 was available.


        Outstanding borrowings under the credit agreement are secured by certain Company assets. The credit agreement contains affirmative and negative covenants and requires, among other things, that the Company maintain its primary banking relationship with the bank. The credit agreement also limits, among other things, the Company's ability to incur additional debt, to pay cash dividends, or to purchase or sell certain assets. Finally, the agreement restricts the Company to a minimum tangible net worth and prohibits certain acquisitions, mergers, consolidations, or similar transactions without the prior consent of the bank.

        At December 31, 1997 the Company had approximately $2,812,000 of debt outstanding under four term loans with a bank. The Company paid all debt outstanding under the four term loans and terminated the agreements in August 1998.

        The Company incurred interest expense related to the debt obligations of approximately $256,000, $205,000, and $88,000 for the years ended
December 31, 1998, 1997, and 1996, respectively.

7. Contingencies

        During 1997, the Company placed a noncancelable purchase order (subject to specific delivery date requirements) with a contract manufacturer. As delivery of the initial shipments was delayed by the manufacturer, the Company subsequently canceled the purchase order without the consent of the contract manufacturer. The Company has received notification from the contract manufacturer that the Company is obligated to make payment for materials and services rendered under the terms of the purchase order. While management believes that amounts recorded on its financial statements are adequate to cover all related risks, the contract manufacturer has not agreed to a settlement with the Company. Although the ultimate outcome of this matter cannot be determined at this time, management does not believe that the outcome will have a material adverse effect on the Company's financial position, results of operations, and cash flows. However, based on future developments, the Company's estimate of the outcome of these matters could change in the near term.

        The Company has also received a letter from an individual claiming that the Company's technology infringes a patent held by such individual. The Company has reviewed the allegations made by such individual, and management does not believe that the outcome will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

        In the normal course of business, the Company from time to time receives inquiries with regard to various legal proceedings. In the opinion of management, any liability resulting from these inquiries has been accrued and will not have a material adverse effect on the Company's financial position or results of operations.

8. Initial Public Offering

        In August 1998, the Company completed its initial public offering and issued 3,000,000 shares of its common stock to the public at a price of $13.00 per share. The Company received net proceeds of approximately $35,136,000 in cash. Upon the closing of the offering, all of the outstanding shares of convertible preferred stock, redeemable convertible preferred stock, and redeemable common stock outstanding were converted into an aggregate of 8,360,635 shares of common stock.

9. Redeemable Stock

        In 1998, the Company issued 384,616 shares of Series D redeemable convertible preferred stock resulting in proceeds of approximately $5,000,000 and also issued 192,308 shares of Series F redeemable convertible preferred stock resulting in proceeds of approximately $2,500,000. The Series D and F redeemable preferred stockholders had options ("Put Rights") to sell the Company some or all of the Series D and F redeemable convertible preferred stock at $13.00 per share. The
Put Rights expired upon the completion of the Company's initial public offering in August 1998.

        In conjunction with the Series D redeemable convertible preferred stock agreement, the Company issued a warrant to purchase 38,462 shares of Series D convertible preferred stock. The Company recorded expense of $19,000 to reflect the value of the warrant. In August 1998, the Company completed its initial public offering (see Note 8) which caused the termination of the unexercised warrant.

        In September 1997, the Company issued common stock to an employee in return for a full recourse note receivable for $13,000. The note bore an interest rate of 5.81% per annum and was due in September 1998. The note was paid in full in January 1998. Pursuant to the stock purchase agreement, the employee had the option to sell some or all of his shares to the Company on or after September 22, 1998 at a purchase price of $13.00 per share (the "Put Price"). Such option expired upon the earlier of (a) September 22, 2003 or (b) the completion of the Company's initial public offering of shares of its common stock. In August 1998, the Company completed its initial public offering (see Note 8) which caused the termination of the option and the conversion of the redeemable common stock into the Company's common stock. The Company expensed approximately $88,000 and $29,000 for the years ended December 31, 1998 and 1997, respectively, representing the difference between the common stock's per share price and the Put Price over the option's vesting period.
10. Stockholders' Equity (Net Capital Deficiency)

 Common Stock

        In 1998, the Company's stockholders approved an increase in the authorized number of common shares from 20,000,000 shares to 30,000,000 shares.


 Preferred Stock

        In 1998, the Company's Certificate of Incorporation was amended to authorize 5,000,000 shares of preferred stock which the Board of Directors has the authority to fix or alter the designation, powers, preferences and rights of the shares of each such series and qualifications, limitations or restrictions to any unissued series of preferred stock.

 Delaware Reincorporation

        In July 1998, the Company's stockholders approved the Company's reincorporation in Delaware. The par value of the preferred and common stock is $.001 per share. The Company's reincorporation has been reflected in the consolidated financial statements. The change resulted in the transfer of $40,116,000 from convertible preferred stock and $30,401,000 from common stock to additional paid-in capital.

 Convertible Preferred Stock

        The following is a summary of convertible preferred stock issued and outstanding, including redeemable convertible preferred stock at December 31, 1997:


                                                     Shares
                                                    Issued
                                         Shares       and
               Series                 Authorized  Outstanding
------------------------------------- ----------- -----------
 A..................................   4,162,093   4,162,093
 B..................................     896,834     896,834
 B-1................................     448,417     448,417
 C..................................     814,830     814,830
 D..................................   1,500,000     808,987
 E..................................   2,000,000        --
 Undesignated.......................     177,826        --
                                      ----------- -----------
                                      10,000,000   7,131,161
                                      =========== ===========

        Below are the rights and preferences of the preferred stock and redeemable preferred stock outstanding at December 31, 1997 before their conversion upon the closing of the initial public offering in August 1998.

        Convertible preferred stockholders and redeemable convertible preferred stockholders had the same voting rights as common stockholders. In addition, the Series A, B, B-1, C, D and E voted as a single class. In the event of any voluntary or involuntary liquidation of the Company, Series A, B, B-1, C, D and E stockholders were entitled to a per share liquidation preference of $0.9545, $8.92, up to $17.84, $12.50, up to $19.50, and up to $22.50, respectively, plus accrued dividends, if any. The holders of Series A, B, B-1, C, D and E stock were entitled to per share noncumulative dividends of $0.0764, $0.7136, $0.7136, $1.00, $1.04 and $1.20 per annum, respectively, when and if declared by the Board of Directors.

 Common Stock Warrants

        In conjunction with a Series F convertible preferred stock financing in April 1998, the Company issued a warrant to purchase 3,000,000 shares of the Company's common stock at an exercise price of $6.50 per share to Shaw Communications, Inc. (the "Shaw Warrant"). The Shaw Warrant is exercisable at any time prior to December 31, 2003. In addition, the Company issued a warrant (the "Anti-Dilution Warrant") to purchase an indeterminate number of shares of common stock. The Anti-Dilution
Warrant is exercisable at the option of Shaw Communications, Inc.
("Shaw") during the period that Shaw owns equity securities of the Company (purchased in April 1998) and in the event the Company issues new equity securities at below the current market price as defined in the Anti-Dilution Warrant. The aggregate exercise price is $1.00. In
June 1998, the Company issued certain equity securities that, as of December 31, 1998, require the Company to issue an additional 19,191 shares of common stock pursuant to the Anti-Dilution Warrant.


        The Company recorded a dividend of $23,910,000 in the quarter ended June 30, 1998, representing the fair value of the Shaw Warrant under EITF No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company's accounting conclusion with respect to the Shaw Warrant issued in connection with the sale of the convertible preferred stock (the "Shaw Financing") is based on management's conclusion that the sale of convertible preferred stock was, in substance, a financing transaction and not the issuance of equity instruments in exchange for goods or services. When the Company issued the convertible preferred stock and the Shaw Warrant in April 1998, its singular objective was to obtain sufficient liquidity to continue as a going concern. At the time of the Shaw Financing, the Company's ability to continue as a going concern was in serious doubt. At March 31, 1998, the Company had only $109,000 in cash, but was using cash of approximately $1,000,000, net, per month in operations; further, the Company had a deficit in working capital of $8,769,000.

        In June 1998, the Company issued a warrant to purchase 50,000 shares of the Company's common stock at $10.00 per share. The warrant was exercised in August 1998. The Company recorded an expense of $35,000 to reflect the value of the warrant in the year ended December 31, 1998.

 Common Stock Reserved

  Common stock reserved for issuance is as follows:


                                      December 31,
                                         1998
                                      -----------
 Common stock options...............   4,762,841
 Common stock warrants..............   3,019,191
 Employee stock purchase plan.......     700,000
                                      -----------
                                       8,482,032
                                      ===========

 Stock-Based Compensation

        In March 1995 and February 1997, the Board of Directors approved a stock option plan and an equity incentive plan, respectively, that authorized the grant of options to purchase shares of the Company's common stock. In June 1998, the Company's Board of Directors authorized the adoption of the amended 1997 Equity Incentive Plan, increasing the aggregate number of shares authorized for issuance under the 1997 Plan to 3,300,000 shares (2,250,000 additional shares). However, each year on January 1, starting with January 1, 1999, the aggregate number of shares that are available for issuance under the 1997 Plan will automatically be increased to a number equal to 5% of the Company's outstanding shares of common stock on such date. In addition, in June 1998, the Company's Board of Directors authorized the adoption of the 1998 Non- Employee Directors' Stock Option Plan, pursuant to which 200,000 shares of the Company's common stock have been reserved for future issuance to non-employee directors of the Company. At December 31, 1998, the total authorized number of shares under the 1995, 1997 and 1998 plans was 2,114,747, 3,300,000 and 200,000, respectively. The plans are administered by the Board of Directors and provide for incentive stock options or nonqualified stock options to be issued to employees, directors, and consultants of the Company. Prices for incentive stock options may not be less than the fair value of the common stock at the date of grant. Prices for nonqualified stock options may not be less than 85% of the fair value of the common stock at the date of grant. Options are immediately exercisable and vest over a period not to exceed five years from the date of grant. Any unvested stock issued is subject to repurchase by the Company at the original issuance price upon termination of the option holder's employment. Unexercised options expire ten years after the date of grant.

        In March and July 1997, the Board of Directors authorized grants of common stock options outside the Company's stock option plans. The options are for 70,000 shares of common stock and generally vest over a three-year period in six equal installments occurring every six months.
In May and June 1998, the Board of Directors authorized additional grants of 70,000 shares of common stock outside the Company's stock option plans.

        During the years ended December 31, 1998 and 1997, the Company recorded aggregate deferred compensation of approximately $2,389,000 and $228,000, respectively, representing the difference between the grant price and the deemed fair value of the Company's common stock options granted during these periods. The amortization of deferred compensation is being charged to operations and is being amortized over the vesting period of the options, which is typically five years. For the years ended December 31, 1998 and 1997, the amortized expense was approximately $421,000 and $12,000, respectively.

        The following is a summary of additional information with respect to the 1995 Stock Option Plan, the 1997 Equity Incentive Plan, the 1998 Non-Employee Directors' Stock Option Plan and option grants made outside the plans:

                                                          Options
                                                        Outstanding
                                                      and Exercisable
                                                  -----------------------
                                                               Weighted-
                                        Options     Number      Average
                                       Available      of       Exercise
                                       for Grant    Shares       Price
                                      ----------- ----------- -----------
Balance at December 31, 1995........     180,247   1,234,500       $0.10
  Options authorized................     700,000         --        $ --
  Options granted...................    (988,500)    988,500       $0.51
  Options exercised.................         --     (106,219)      $0.10
  Options canceled..................     229,831    (229,831)      $0.15
                                      ----------- -----------
Balance at December 31, 1996........     121,578   1,886,950       $0.31
  Options authorized................   1,120,000         --        $ --
  Options granted...................  (1,304,050)  1,304,050       $1.71
  Options exercised.................         --     (481,648)      $0.30
  Options canceled..................     372,168    (372,168)      $0.56
                                      ----------- -----------
Balance at December 31, 1997........     309,696   2,337,184       $1.05
  Options authorized................   2,520,000         --        $ --
  Options granted...................  (1,185,081)  1,185,081       $9.45
  Options exercised.................         --     (404,039)      $0.69
  Options canceled..................     426,992    (426,992)      $2.79
                                      ----------- -----------
Balance at December 31, 1998........   2,071,607   2,691,234       $4.54
                                      =========== ===========

  In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 1998:

                                       Options Outstanding and Exercisable
                                      -----------------------------------
                                                               Weighted-
                                                                Average
                                                   Weighted-   Remaining
                                        Number      Average   Contractual
                                          of       Exercise      Life
      Range of Exercise Prices          Shares       Price    (in Years)
------------------------------------- ----------- ----------- -----------
         $ 0.10 -- $ 0.50...........     763,777       $0.40        7.24
         $ 0.51 -- $ 2.99...........     712,645       $1.25        8.35
         $ 3.00 -- $ 5.00...........     158,920       $4.10        8.98
         $ 5.01 -- $13.00...........     960,798       $8.40        9.47
         $13.01 -- $29.50...........      95,094      $24.31        9.90
                                      -----------
           Total....................   2,691,234       $4.54        8.53
                                      ===========

        At December 31, 1998, approximately 136,000 shares of common stock outstanding were subject to repurchase by the Company. Common stock subject to repurchase represents any unvested shares of common stock held by an option holder which, upon termination of the option holder's employment, may be repurchased by the Company. Such shares are subject to repurchase at their original issuance price.

         In June 1998, the Board of Directors approved, and the Company adopted, the 1998 Employee Stock Purchase Plan (the "ESPP"), which is designed to allow eligible employees of the Company to purchase shares of common stock at semiannual intervals through periodic payroll deductions. An aggregate of 700,000 shares of common stock has been reserved for the ESPP, and no shares have been issued through December 31, 1998. The Purchase Plan is implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can have up to 15%

of their base salary deducted that is to be used to purchase shares of the common stock on specific dates determined by the Board of Directors (up to a maximum of $25,000 per year based upon the fair market value of the shares at the beginning date of the offering). The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date.

        The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock plans because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires the use of valuation models that were not developed for use in valuing employee stock instruments. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Pro forma information regarding net loss is required under FAS 123 and is calculated as if the Company had accounted for its employee stock options granted during the years ended December 31, 1998, 1997 and 1996 and for its ESPP shares to be issued under the fair value method of FAS
123. The fair value for employee stock options granted was estimated at the date of grant using the following weighted average assumptions: risk-free interest rates 5.39%, 5.75% and 6.22% for 1998, 1997, and 1996, respectively; no dividend yield, a volatility factor of .75 (no volatility factor of the expected market price of the Company's common stock for options granted prior to the Company's initial public offering in August 1998 as the minimum value method was used); and a weighted average expected life of the option of five years. The fair value for employee stock purchase plan shares to be issued was estimated using the following weighted average assumptions: risk-free interest rate of 5.19%, no dividend yield, a volatility factor of .75, and a weighted average expected life of the shares of six months.

        As discussed above, the valuation models used under FAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock instruments.

        For purposes of pro forma disclosures, the estimated fair value of the options granted and ESPP shares to be issued is amortized to expense over their respective vesting periods. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net loss applicable to common stockholders and net loss per share applicable to common stockholders would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                                   Years Ended December 31,
                                              --------------------------------
                                                 1998       1997       1996
                                              ---------- ---------- ----------
Pro forma net loss applicable to common
    stockholders.............................  ($48,597)  ($22,627)  ($10,718)
                                              ========== ========== ==========
Pro forma basic and diluted net loss per
    share applicable to common stockholders..    ($5.41)    ($5.28)    ($2.64)
                                              ========== ========== ==========

        The pro forma impact of options granted and ESPP shares to be issued on the net loss applicable to common stockholders for the years ended December 31, 1998, 1997, and 1996 is not representative of the effects on net income (loss) for future years, as future years will include the effects of options vesting as well as the impact of multiple years of stock option grants. The full effect of FAS 123 will not be fully reflected until 1999.

        The options' weighted average grant date fair value, which is the value assigned to the options under FAS 123, was $3.20, $0.41, $0.11and for options granted during 1998, 1997, and 1996, respectively. The weighted average grant date fair value of ESPP shares to be issued was $27.76 for the year ended December 31, 1998.


 Stockholders' Notes Receivable

        In February 1993, the Company issued common stock to a founder in return for a full recourse note receivable for $12,500. The note bears an interest rate of 7.04% per annum and was due in February 1998, and was paid subsequent to year-end.

        During June and December 1995, two officers of the Company were provided cash advances totaling approximately $81,000 for the purpose of purchasing the Company's Series A preferred stock. The underlying full recourse notes were paid in June 1998and August 1996.

        In January 1998, the Company issued common stock to an employee in exchange for a full recourse note receivable for $9,000. The note bears interest at 5.7% and is payable in three equal annual payments commencing in January 1999.

11. Income Taxes

        Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the fiscal years ended December 31, 1998, 1997, and 1996.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1998 and 1997 are as follows (in thousands):

                                                         Year Ended December 31,
                                                         ---------------------
                                                            1998       1997
                                                         ---------- ----------
   Deferred Tax Assets:
    Net operating loss carryforwards............           $18,448    $11,323
    Tax credit carryforwards....................             1,956      2,531
    Capitalized research and development........             1,776      1,373
    Other, net..................................             2,364      1,158
                                                         ---------- ----------
      Total deferred tax assets.................            24,544     16,385
   Valuation allowance..........................           (24,544)   (16,385)
                                                         ---------- ----------
    Net deferred tax assets                                  $  --      $  --
                                                         ========== ==========

        Realization of deferred tax assets is dependent on future earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 1998 and 1997, has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of approximately $8,159,000, $10,329,000, $4,444,000 and for the years ended December 31, 1998, 1997, and 1996, respectively.

        As of December 31, 1998, the Company had federal and California net operating loss carryforwards of approximately $50,600,000 and $21,000,000, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $1,223,000 and $733,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in the years 1999 through 2018, if not utilized.

        Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

        The reconciliation of income tax expense (benefit) attributable to continuing operations computed at the U.S. federal statutory rates to income tax expense (benefit) for the fiscal years ended December 31, 1998, 1997, and 1996 is as follows (in thousands):

                                                   Years Ended December 31,
                                              --------------------------------
                                                 1998       1997       1996
                                              ---------- ---------- ----------
 Tax provision (benefit) at U.S.
  statutory rate....................           ($16,027)   ($7,667)   ($3,638)
 Loss for which no tax benefit is
  currently recognizable............              7,898      7,667      3,638
 Nondeductible preferred stock                    8,129      --         --
                                           1
                                              ---------- ---------- ----------
                                                 $  --      $  --      $  --
                                              ========== ========== ==========


12. Segments of an Enterprise and Related Information

        The Company operates in one business segment, the sale of cable modem access systems, which it sells primarily to customers within the cable and communications industries. The TeraPro and TeraLink are sold together as part of an entire system, and the Company accordingly does not report revenue derived from these components.

        The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about the individual components.

        Three of the Company's customers, Shaw Communications, Inc., Cablevision Systems Corporation and Sumitomo Corporation, accounted for 40%, 16% and 14% of revenues, respectively, for the year ended December 31, 1998. Telegate Ltd., Sumitomo Corporation, and Net Brasil S.A. accounted for 30%, 29%, and 14% of revenues, respectively, for the year ended December 31, 1997. No other customer accounted for more than 10% of revenues during these years.

        Total net export revenues to regions outside of the United States were approximately $23,383,000 and $1,855,000 for the years ended
December 31, 1998 and 1997, respectively. Revenues by geographic region were as follows (in thousands):

                                                         Years Ended December 31,
                                                         ---------------------
                                                            1998       1997
                                                         ---------- ----------
Revenues:
  United States.................................            $8,313       $263
  Canada........................................            13,032        198
  Asia..........................................             4,614        617
  South America.................................             1,350        326
  Europe and Israel.............................             4,387        714
                                                         ---------- ----------
    Total.......................................           $31,696     $2,118
                                                         ========== ==========

13. 401(k) Profit Sharing Plan and Trust

        During 1995, the Company adopted a 401(k) Profit Sharing Plan and Trust that allows eligible employees to make contributions subject to certain limitations. The Company may make discretionary contributions based on profitability as determined by the Board of Directors. No amount was contributed by the Company to the plan during the years ended December 31, 1998, 1997, and 1996.

14. Related Party Transactions

        During the year ended December 31, 1997, the Company recognized revenue of approximately $617,000 in connection with product shipments made to Sumitomo Corporation, a significant stockholder in the Company as of December 31, 1997. During the year ended December 31, 1998, Sumitomo Corporation's ownership interest was diluted as a result of subsequent Company financings, including the Company's initial public offering, and Sumitomo is no longer considered a related party. Accounts receivable from Sumitomo Corporation totaled approximately $362,000 at December 31, 1997.

        During the year ended December 31, 1998, the Company recognized revenue of $12,546,000 in connection with product shipments made to Shaw Communications, Inc., a significant stockholder (see Note 10) with a position on the Company's Board of Directors as of December 31, 1998. Accounts receivable from Shaw Communications, Inc. totaled approximately $1,549,000 at December 31, 1998.

        In September 1997, the Company received $2,000,000 from Sumitomo Corporation in connection with a stock option agreement. As of December 31, 1997, the Company recorded the amount received as an advance from the related party. The stock option agreement allowed for the purchase of 153,846 shares of Series D preferred stock for the $2,000,000, on or before April 30, 1998. In April 1998, the $2,000,000 advance was converted into 153,846 shares of Series D convertible preferred stock which were subsequently converted into shares of the Company's common stock at the completion of the Company's initial public offering in August 1998.

15.  Subsequent Events (Unaudited)

        In January 1999, the Company completed a public offering of 3,250,000 shares of common stock, of which 1,750,000 shares were offered by the Company and 1,500,000 shares were offered by existing stockholders. The public offering resulted in proceeds to the Company of approximately $62,500,000, net of underwriting discounts, commissions, and other offering costs. In February 1999, the underwriters purchased an additional 487,500 shares of common stock as a result of the exercise of the over-allotment option, of which 351,946 and 135,554 shares of common stock were purchased from the Company and certain existing stockholders, respectively. This additional sale of common stock resulted in additional proceeds of approximately $12,700,000 to the Company.

        On March 11, 1999, Shaw Communications, Inc. purchased 1,500,000 shares of the Company's common stock at $6.50 per share, resulting in net proceeds to the Company of approximately $9,750,000. The shares were purchased pursuant to the exercise of a warrant to purchase 3,000,000 shares of the Company's common stock issued to Shaw in 1998.

        On March 18, 1999, the Company entered into a one-year Product Development Assistance Agreement ("Development Agreement") with Rogers Communications Inc. Under the terms of the Development Agreement, Rogers will provide the Company assistance with the characterization and testing of the Company's subscriber-end and head-end voice over cable equipment. In addition, Rogers will provide the Company technology to assist the Company in connection with its efforts to develop high quality, field proven technology solutions that are DOCSIS (1.0, 1.1 and 1.2)-compliant and packet cable-compliant. In consideration of Rogers entering into the Development Agreement, the Company issued Rogers two fully vested and non-forfeitable warrants, each to purchase 1,000,000 shares of common stock. One warrant has an exercise price of $1.00 per share and one warrant has an exercise price of $37.00 per share. The warrants may be exercised in full or in part through March 31, 2000.
The fair value of the two warrants is estimated to be approximately $45,000,000 and will be a noncash charge included in operations over the term of the Product Development Assistance Agreement.

        In addition, on March 18, 1999, the Company entered into a Supply Agreement with Rogers Cablevision Limited, a subsidiary of Rogers Communications Inc. Under the Supply Agreement, the Company agreed to make available to Rogers its current TeraLink Gateway and TeraLink 1000 Master Controller, and TeraPro Cable Modems and specified software. The Company also committed to certain product pricing and specifications.

        The Supply Agreement and the Development Agreement do not constitute a commitment by Rogers to purchase or deploy any particular volume or quantity of the Company's product. No such commitment will be made unless Rogers issues the Company a purchase order.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

PART III

ITEM 10.  Directors and Officers of the Registrant

        The information required by this item for the Company's directors is incorporated by reference to the 1999 Proxy Statement, under the caption "Election of Directors", and for the executive officers of the Company, the information is included in Part I hereof under the caption
"Executive Officers of the Registrant."

ITEM 11. Executive Compensation

        Incorporated by reference to the 1999 Proxy Statement, the section title "Executive Compensation."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        Incorporated by reference to the 1999 Proxy Statement, the section titled "Record Date and Voting Securities" and the section titled
"Security Ownership."

ITEM 13. Certain Relationship and Related Transactions

        Incorporated by reference to the 1999 Proxy Statement, under the section titled "Certain Transactions."

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Exhibits.

 Exhibit
  Number                       Description of Document
----------  --------------------------------------------------------------
     3.1    Amended and Restated Certificate of Incorporation of the
             Registrant.
     3.2    Bylaws of the Registrant. (2)
     4.1    Reference is made to Exhibits 3.1 through 3.2.
     4.2    Specimen Common Stock Certificate. (2)
     4.3    Amended and Restated Information and Registration Rights Agreement
             dated April 6, 1998. (2)
    10.1    Form of Indemnity Agreement between the Registrant and each of its directors and officers. (2)
    10.2    1995 Stock Option Plan, as amended on March 26, 1996. (2)
    10.3    1997 Equity Incentive Plan, as amended on June 9, 1998. (2)
    10.4    1998 Employee Stock Purchase Plan. (2)
    10.5    1998 Non-Employee Directors Stock Option Plan. (2)
    10.6*   Supply Agreement between the Registrant and ECI Telecom Ltd. dated
             March 3, 1998. (2)
    10.7*   Strategic Partnership and Distributorship Agreement between the
             Registrant and Sumitomo Corporation dated December 4, 1996. (2)
    10.8*   Master Agreement between the Registrant and NET Brasil S.A. dated
             June 30, 1997. (2)
    10.9    Resale and License Agreement between the Registrant and Digital
             Equipment Corporation dated December 9, 1996.  (2)
    10.10   Lease Agreement dated January 23, 1996 between the Registrant and
             Arrillaga Family Trust and Richard T. Peery Separate Property
             Trust. (2)
    10.11   Employment Agreement between the Registrant and Zaki Rakib dated
             February 1993. (2)
    10.12   Employment Agreement between the Registrant and Selim Rakib dated
             February 1993.  (2)
    10.13   Loan and Security Agreement dated August 10, 1998 between the
             Company and Silicon Valley Bank and Schedule to Loan and Security
             Agreement dated August 10, 1998 between the Company and Silicon
             Valley Bank (3)
    10.14   Streamline Facility Agreement dated October 30, 1998 between the
             Company and Silicon Valley Bank. (1)
    10.15   Product Development Agreement between the Registrant and Cisco
             Systems, Inc. dated July 22, 1996. (2)
    10.16   Promissory Note and Stock Pledge Agreement between the Registrant and Shlomo Rakib dated March 6, 1996. (2)
    10.17   Stock Repurchase Agreement between the Registrant and Zaki Rakib dated March 16, 1995. (2)
    10.18   Stock Repurchase Agreement between the Registrant and Shlomo Rakib dated March 16, 1995. (2)
    10.19   Series A Preferred Stock Purchase Agreement between the Registrant and Lewis Solomon dated June 16, 1995. (2)
    10.20   Promissory Note between the Registrant and Lewis Solomon dated June
             16, 1997. (2)
    10.21   Stock Pledge Agreement between the Registrant and Lewis Solomon dated June 16, 1997. (2)
    10.22   Anti-Dilution Warrant to Purchase Shares of Common Stock dated
             April 6, 1998 issued ("Anti-Dilution Warrant") to Shaw
             Communications Inc. (2)
    10.23   Waiver to Anti-Dilution Warrant dated January 19, 1999. (1)
    21.1    List of Subsidiaries. (2)
    23.2    Consent of Ernst & Young LLP, Independent Auditors.
    24.1    Power of Attorney (reference is made to page 53).

---------
(1) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 filed on December 24, 1998 (File No. 333-69699)
(2) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911)
(3) Incorporated by reference to exhibits to the Company's Report on Form 10-Q filed on November 12, 1998 (File No. 000-24647)

* Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.


(b) Reports on Form 8-K.

        No such reports were filed in the fourth quarter of 1998.

  (c) Financial Statement Schedules.

  Schedule II--Valuation and Qualifying Accounts

      Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in County of Santa Clara, State of California, on the 23rd day of March, 1999.

                                          TERAYON COMMUNICATION SYSTEMS, INC.

                                             /s/ Ray M. Fritz
                                  By___________________________________

                                              Ray M. Fritz
                                             Chief Financial Officer



     Each person whose signature appears below constitutes and appoints Dr. Zaki Rakib, Shlomo Rakib and Ray M. Fritz his true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


         Signature                         Title                      Date
---------------------------  ----------------------------------  --------------
/s/ Zaki Rakib               Chief Executive Officer and         March 23, 1999
---------------------------  Director (Principal Executive
    Dr. Zaki Rakib           Officer)


/s/ Ray M. Fritz             Chief Financial Officer (Principal  March 23, 1999
---------------------------  Financial and Accounting Officer)
    Ray M. Fritz

/s/ Shlomo Rakib             Chairman of the                     March 23, 1999
---------------------------     Board of Directors
    Shlomo Rakib

/s/ Michael D'Avella         Director                            March 23, 1999
---------------------------
    Michael D'Avella

/s/ Christopher J. Schaepe   Director                            March 23, 1999
---------------------------
    Christopher J. Schaepe

/s/ Lewis Solomon            Director                            March 23, 1999
---------------------------
    Lewis Solomon

/s/ Mark Stevens             Director                            March 23, 1999
---------------------------
    Mark Stevens



                                                                     SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                    Balance    Additions              Balance
                                      at      Charged to                 at
                                   Beginning   Costs and    Write-     End of
                                   of Period   Expenses      offs      Period
                                  ----------- ----------- ---------- ----------
                                              (in thousands)
Allowance for doubtful
 accounts:
 Year ended December 31, 1998....        $20        $574      $ --        $594


 Year ended December 31, 1997....     $ --           $20      $ --         $20

 Year ended December 31, 1996....     $ --        $ --        $ --       $ --