Form 10-Q
period 1998-03-31
TERAYON COMMUNICATION SYSTEMS
filed 1999-05-13
CIK 1052303

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    Form 10-Q
                                ----------------

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  [X] Yes     [ ] No

  The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 20,665,495 at May 7, 1999

 ===============================================================================

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This report on Form 10-Q contains forward-looking statements of Terayon Communication Systems, Inc. within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to: statements related to industry trends and future growth in the markets for cable modem systems; our strategies for reducing the cost of our products; our product development efforts; the effect of GAAP accounting pronouncements on our recognition of revenues; our future research and development; the timing of our introduction of new products; the timing and extent of deployment of our products by our customers; and, future profitability. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks on pages 14 through 18, among other things, should be considered in evaluating our prospects and future financial performance

                      TERAYON COMMUNICATION SYSTEMS, INC.

                                     INDEX



PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -- March 31, 1999
          and December 31, 1998

        Condensed Consolidated Statements of Operations -- Three
          Months Ended March 31, 1999 and 1998

        Condensed Consolidated Statements of Cash Flows -- Three Months
          Ended March 31, 1999 and 1998

        Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

        Signature

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL  STATEMENTS
                      TERAYON COMMUNICATION SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       March 31,    December 31,
                                                        1999          1998
                                                     ------------  ------------
                                                            (unaudited)
                               ASSETS
Current Assets:
  Cash and cash equivalents........................      $40,779       $14,342
  Short-term investments...........................       67,754        14,538
  Accounts receivable, less allowance for doubtful
   accounts of $577 in 1999 and $594 in 1998.......        5,697         2,090
  Accounts receivable from related parties.........        2,278         1,549
  Inventory........................................        1,072         3,950
  Other current assets.............................        1,640         1,856
                                                     ------------  ------------
Total current assets...............................      119,220        38,325
Property and equipment, net........................        4,815         3,593
Officer note receivable............................          100           100
Other assets.......................................          630           128
                                                     ------------  ------------
Total assets.......................................     $124,765       $42,146
                                                     ============  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................       $8,394        $8,600
  Accrued payroll and related expenses.............        2,370         2,475
  Other accrued liabilities........................        3,960         2,799
  Current portion of capital lease obligations.....           18            29
                                                     ------------  ------------
    Total current liabilities......................       14,742        13,903
Long-term portion of capital lease obligations.....           10            10
Deferred rent......................................          130           130

Commitments and contingencies

  Common Stock, $.001 par value....................           21            16
  Additional paid in capital.......................      202,091       114,594
  Accumulated deficit..............................      (90,194)      (84,301)
  Deferred compensation............................       (2,026)       (2,184)
  Stockholders' notes receivable...................           (9)          (22)
                                                     ------------  ------------
Total stockholders' equity.........................      109,883        28,103
                                                     ------------  ------------
Total liabilities and stockholders' equity.........     $124,765       $42,146
                                                     ============  ============

                            See accompanying notes.

                      TERAYON COMMUNICATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                        Three Months Ended
                                            March 31,
                                       -------------------
                                         1999      1998
                                       --------- ---------
Revenues:
  Product revenues....................  $10,914    $2,077
  Related party product revenues......    4,959       367
                                       --------- ---------
         Total revenues...............   15,873     2,444
                                       --------- ---------
Cost of goods sold:
  Cost of product revenues............   10,608     3,564
  Cost of related party product
   revenues...........................    3,347       570
                                       --------- ---------
         Total cost of goods sold.....   13,955     4,134
                                       --------- ---------
Gross profit(loss)....................    1,918    (1,690)
                                       --------- ---------
Operating expenses:
  Research and development............    3,155     2,305
  Cost of product development assistance
    agreement                             1,615      -
  Sales and marketing.................    2,836     1,140
  General and administrative..........    1,163       505
                                       --------- ---------
         Total operating expenses.....    8,769     3,950
                                       --------- ---------
Loss from operations..................   (6,851)   (5,640)
Net interest income(expense).........       958       (64)
                                       --------- ---------
Net loss applicable to common
 stockholders.........................  ($5,893)  ($5,704)
                                       ========= =========
Historical basic and diluted net
 loss per share applicable to common
 stockholders.........................   ($0.32)   ($1.24)
                                       ========= =========
Shares used in computing historical
 basic and diluted net loss per share
 applicable to common stockholders....   18,336     4,594
                                       ========= =========
Pro forma basic and diluted net
 loss per share applicable to common
 stockholders.........................             ($0.48)
                                                 =========
Shares used in computing pro forma
 basic and diluted net loss per share
 applicable to common stockholders....             11,773
                                                 =========

                            See accompanying notes

                      TERAYON COMMUNICATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                      Three Months Ended
                                                         March 31,
                                                    ----------------------
                                                       1999        1998
                                                    ----------  ----------
Cash Used in Operating Activities                     ($3,727)    ($2,785)
                                                    ----------  ----------

Investing Activities:
 Purchase of short-term investments................   (76,016)         --
 Proceeds from sales and maturities of
   short-term investments..........................    22,800         418
 Purchases of property and equipment...............    (1,760)       (260)
 Purchases of developed technology                       (502)         --
                                                    ----------  ----------
 Net cash provide by (used in) investing activities   (55,478)        158
                                                    ----------  ----------

Financing Activities:
 Principal payments on capital leases..............       (11)        (23)
 Principal payments on long-term debt..............        --        (346)
 Exercise of options and warrant to purchase
   common stock...................................     10,033          29
 Proceeds from issuance of redeemable
   preferred stock.................................        --       1,494
 Principal payments on common stockholder
   notes receivable ...............................        13          13
 Proceeds from issuance of common stock............    75,607          --
                                                    ----------  ----------
Net cash provided by financing activities..........    85,642       1,167
                                                    ----------  ----------
Net increase (decrease) in cash and cash
  equivalents......................................    26,437      (1,460)
Cash and cash equivalents at beginning
  of period........................................    14,342       1,569
                                                    ----------  ----------
Cash and cash equivalents at end of period.........   $40,779        $109
                                                    ==========  ==========

                            See accompanying notes

                      TERAYON COMMUNICATION SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 have been included.

        The unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, Terayon Communication Systems Europe and Terayon do Brasil. The minority interest in net losses of Terayon Communication Systems Europe and Terayon do Brasil were not significant for all periods presented.
All material intercompany balances and transactions have been eliminated.

        Results for the three months ended March 31, 1999 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Form 10-K dated March 23, 1999 as filed with the U.S. Securities and Exchange Commission. The accompanying balance sheet at December 31, 1998 is derived from audited financial statements at that date.

Cash Equivalents and Short-Term Investments

        The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months but less than a year are classified as short-term investments. At March 31, 1999, all of the Company's total cash equivalents and short-term investments were classified as available-for-sale and were obligations issued by U.S. government agencies and U.S. corporations, maturing within one year.

Inventory

        Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):


                                         March 31,    December 31,
                                          1999          1998
                                       ------------  ------------
  Finished goods....................          $844        $3,355
  Work-in-process...................           123           170
  Raw materials.....................           105           425
                                       ------------  ------------
                                            $1,072        $3,950
                                       ============  ============


Net Loss Per Share Applicable to Common Stockholders

Historical basic and diluted net loss per share applicable to common stockholders are computed using the weighted average number of common shares outstanding. Options, warrants, restricted stock and preferred stock were not included in the computation of diluted net loss per share applicable to common stockholders because the effect would be antidilutive.

        Pro forma net loss per share applicable to common stockholders has been computed as described above and also gives effect, even if antidilutive, to common equivalent shares from preferred stock that automatically converted upon the closing of the Company's initial public offering (using the as-if-converted method).

        A reconciliation of shares used in the calculation of historical and pro forma basic and diluted net loss per share applicable to common stockholders follows (in thousands, except per share date):


                                     Three Months Ended
                                         March 31,
                                    -------------------
                                      1999      1998
                                    --------- ---------
Net loss applicable to common
stockholders.....................    ($5,893)  ($5,704)
                                    ========= =========
Shares used in computing
historical basic and diluted net
loss applicable to common
stockholders.....................     18,336     4,594
                                     ========  ========
Historical basic and diluted net
loss per share applicable to
common stockholders..............     ($0.32)    (1.24)
                                     ========  ========
Shares used in computing
historical basic and diluted net
loss per share applicable to
common stockholders..............                4,594

Adjustment to reflect the effect
of the assumed conversion of
weighted average shares of
convertible preferred stock
outstanding to common stock.....                 7,179
                                              ---------
Shares used in computing pro
forma basic and diluted net loss
per share applicable to common
stockholders.....................               11,773
                                               ========
Pro forma basic and diluted net
loss per share applicable to
common stockholders..............               ($0.48)
                                              =========


Comprehensive Net Loss

The Company has adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income (comprehensive net loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive net loss was the same as its net loss for the three months ended March 31, 1999 and 1998.

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


Impact of Recently Issued Accounting Standards

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

2. Stockholders' Equity

Public Offering

In January 1999, the Company completed a public offering of 3,250,000 shares of common stock, of which 1,750,000 shares were offered by the Company and 1,500,000 shares were offered by existing stockholders. The public offering resulted in proceeds to the Company of approximately $62,500,000, net of underwriting discounts, commissions and other offering costs. In February 1999, the underwriters purchased 487,500 additional shares of common stock as a result of the exercise of the over-allotment option, of which 351,946 and 135,554 shares of common stock were purchased from the Company and certain existing stockholders, respectively. This additional sale of common stock resulted in proceeds of approximately $12,700,000 to the Company.

Shaw Warrant Exercise

On March 11, 1999, Shaw Communications, Inc. ("Shaw") purchased 1,500,000 unregistered shares of the Company's common stock at $6.50 per share, resulting in net proceeds to the Company of approximately $9,750,000. The shares were purchased pursuant to the exercise of a warrant to purchase 3,000,000 shares of the Company's common stock issued to Shaw in 1998.

During 1998, the Company also issued a warrant (the "Anti-Dilution Warrant") to Shaw to purchase an indeterminate number of shares of common stock. The Anti-Dilution Warrant is exercisable at the option of Shaw during the period that Shaw owns equity securities of the Company (purchased in April 1998) and in the event the Company issues new equity securities at below the current market price as defined in the Anti-Dilution Warrant. The aggregate exercise price is $1.00. Should the Company be required to issue to Shaw certain additional shares of its common stock under the Anit-Dilution Warrant, future material charges may arise that adversely affect the Company's results of operations.

3.  Product Development Assistance Agreement

On March 18, 1999, the Company entered into a one-year Product Development Assistance Agreement ("Development Agreement") with Rogers Communications Inc. ("Rogers Communications"). Under the terms of the Development Agreement, Rogers Communications will provide the Company assistance with the characterization and testing of the Company's subscriber-end and head-end voice-over-cable equipment. In addition, Rogers Communications will provide the Company with technology to assist the Company in connection with its efforts to develop high quality, field proven technology solutions that are DOCSIS (1.0, 1.1 and 1.2)-compliant and packet cable-compliant. In consideration of Rogers Communications entering into the Development Agreement, the Company issued Rogers Communications two fully vested and non-forfeitable warrants, each to purchase 1,000,000 shares of common stock. One warrant provides for an exercise price of $1.00 per share and one warrant provides for an exercise price of $37.00 per share. The warrants may be exercised in full or in part through March 31, 2000. The fair value of the two warrants is estimated to be approximately $45,000,000 and will result in a noncash charge included in operations over the one-year term of the Development Agreement.

In addition, on March 18, 1999, the Company entered into a Supply Agreement with Rogers Cablevision Limited ("Rogers Cablevision"), a subsidiary of Rogers Communications. Under the Supply Agreement, the Company agreed to make available to Rogers Cablevision its current TeraLink Gateway and TeraLink 1000 Master Controller, and TeraPro Cable Modems and specified software. The Company also committed to certain product pricing and specifications.

The Supply Agreement and the Development Agreement do not constitute a commitment by either Rogers Cablevision or Rogers Communications to purchase or deploy any particular volume or quantity of the Company's product. No such commitment will be made unless Rogers Cablevision or Rogers Communications issue a purchase order to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Overview

        We develop, market and sell cable modem systems based upon our S-CDMA technology. Since our inception in January 1993, we have focused on the development of our S-CDMA technology, as well as certain other core technologies, to enable broadband transmission of data over cable networks. We commenced the specification and design of our first ASIC in October 1994 and produced the first version of this ASIC in June
1996. At the same time, we developed an end-to-end broadband access system, the TeraComm system, around the ASIC. During late 1996 and through 1997, we commenced limited field trials of the TeraComm system with several cable operators. We commenced volume shipments to a small number of cable operators in the first quarter of 1998. We had revenues of $15.9 million for the three months ended March 31, 1999 and $2.4 million for the three months ended March 31, 1998. We generally recognize product revenues upon shipment of products to customers.
While our existing agreements do not contain price protection provisions and certain return rights, future agreements may contain these provisions.

        We sell our products both in the United States and internationally, and we market our products primarily to cable operators and distributors. To date, a small number of customers have accounted for all of our sales. In the three months ended March 31, 1999, sales to Shaw Communications represented approximately 31% of our revenues, sales to Cablevision Systems represented approximately 18% of our revenues and sales to Sumitomo Corporation represented approximately
14% of our revenues. In the three months ended March 31, 1998, sales to Shaw Communications represented approximately 37% of our revenues, sales to Sumitomo represented approximately 13% of our revenues and sales to Telegate represented 12% our revenues. We expect that sales to a limited number of customers will continue to account for a substantial portion of our sales for the foreseeable future. If orders from significant customers are delayed, canceled or otherwise fail to occur in any particular period, or if any significant customer delays payment or fails to pay, we could experience significant operating losses in that period. As a result, we expect to experience significant fluctuations in our operating results on a quarterly and annual basis.

        The market for broadband access products and services is intensely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion of products over time. We have experienced and expect to continue to experience downward pressure on our unit average selling price ("ASP"). We had negative gross margins from inception until the fourth quarter of 1998. We achieved a positive gross margin for the first time in the quarter ended December 31, 1998. While we have initiated cost reduction programs to offset pricing pressures on our products, we cannot be sure that these cost reduction efforts will continue to keep pace with competitive price pressures or lead to an improved gross margin. If we are unable to reduce costs efficiently, our gross margin and profitability will suffer. Our gross margin also is affected by the sales mix of TeraLink 1000 Master Controllers to TeraLink Gateways and to TeraPro cable modems. The
TeraPro modems have significantly lower margins than the TeraLink 1000 Master Controllers and TeraLink Gateway headend products. As a result, our gross margin also is affected by the maturity of TeraComm deployments in any quarter, because new deployments of the TeraComm system involve the sale of headend equipment (which has higher margins). In addition, new deployments generally involve smaller quantities of product, which typically are sold at higher margins than the larger volume sales of product associated with more mature deployments of the TeraComm system. For the foreseeable future, we expect to achieve only nominal margins on TeraPro cable modems. We also expect that sales of TeraPro cable modems will continue to constitute a significant portion of our revenues. As a result of these factors, our gross margins and operating results are likely to suffer in the near term. Our components are sold together as part of an entire system, and accordingly we do not report revenues derived from each component.

        Our ability to generate revenues also depends on guaranteeing the availability of supplies from our sole sources, increasing the manufacturing and testing capacity of our products by our contract manufacturers while ensuring product quality, and continuing deployment of our products by existing and new customers. In the first quarter of 1998, we transitioned our manufacturing operations from CMC to Solectron. We recorded a charge of $1.3 million in the first quarter of 1998 relating to the write-off of inventory as a result of transitioning manufacturing operations to Solectron. A portion of the charge consisted of $750,000 of raw material components that were deemed obsolete due to a design change in our bill of materials during the quarter ended March 31, 1998. The charge also consisted of a $550,000 write-down of parts repurchased from CMC and then resold to Solectron. Since Solectron could purchase the related parts at a lower cost than we had valued the inventory, we wrote down the inventory to the lower of cost or market as part of selling the inventory to Solectron. We currently test and assemble the TeraLink 1000 Master Controller and the TeraLink Gateway headend equipment at our Santa
Clara facility. Finished TeraPro cable modems are drop shipped by Solectron to our customers.

        We sustained net losses applicable to common stockholders of $5.9 million for the three months ended March 31, 1999 and $5.7 million for the same period of 1998. As a result, we had an accumulated deficit of $90.2 million as of March 31, 1999. Our operating expenses are based in part on our expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. Operating results may be harmed by a reduction in sales if we are unable to adjust expenses quickly in response to any decrease in sales. We expect to increase significantly expenditures in technical development, sales and marketing and manufacturing as we engage in activities related to product enhancement, cost reduction and commercialization of new products. Additionally, we expect to increase capital expenditures and other operating expenses in order to support and expand our operations. We anticipate that we will spend approximately $4.0 million on capital expenditures and approximately
$15.2 million on research and development during the 12 months ended
March 31, 2000. Anticipated capital expenditures consist of purchases of additional test equipment to support higher levels of production and computer hardware, software and equipment for newly hired employees. As a result of these anticipated increased operating expenses, we expect to continue to incur losses for the foreseeable future.

Results of Operations

Three Months Ended March 31, 1999 and 1998

        Revenues. Revenues consist primarily of sales of cable modems and headend equipment to new and existing customers. Our revenues increased to $15.9 million for the three months ended March 31, 1999 from $2.4 million for the same period in 1998. We did not commence volume shipments of our products until the first quarter of 1998.

        Cost of Goods Sold. Cost of goods sold consists of direct product costs and the cost our manufacturing operations group. The cost of our manufacturing operations group consists of assembly, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. For the three months ended March 31, 1999, we incurred cost of goods sold of $14.0 million compared to $4.1 million for the three months ended March 31, 1998. Cost of goods sold for the three months ended March 31, 1998 included the charge of $1.3 million relating to the write-off of obsolete inventory and the transition of manufacturing operations to Solectron.

        Gross Profit/(Loss). We achieved a gross profit of $1.9 million for the three months ended March 31, 1999 compared to a gross loss of $1.7
million for the same period in 1998.   The gross profit for the three
months ended March 31, 1999 represents the second consecutive quarter we have achieved positive margins and was primarily the result of our lower cost, single-board modem introduced in the fourth quarter of 1998. We are continuing to pursue further cost reductions in our products, however, we anticipate that further decreases in the average sales price of our modem will offset partially, if not completely, further cost reductions.

        Research and Development. Research and development expenses consist primarily of personnel costs, as well as design expenditures, equipment and supplies required to develop and to enhance our products. Research and development costs increased to $3.2 million for the three months ended March 31, 1999 from $2.3 million for the three months ended
March 31, 1998 due primarily to increased headcount. We intend to increase investment in research and development programs in future periods for the purpose of enhancing current products, reducing the cost of current products and developing new products.

        Cost of Product Development Assistance Agreement. In March 1999, we entered into a one-year Product Development Assistance Agreement
("Development Agreement") with Rogers Communications Inc. ("Rogers").
Under the terms of the Development Agreement, Rogers will provide us assistance with the characterization and testing of our subscriber-end and head-end voice-over-cable equipment.  In addition, Rogers will provide us technology to assist us with our efforts to develop high quality, field proven technology solutions that are DOCSIS-compliant and packet cable-compliant.  The Development Agreement has a term of one year. In consideration of Rogers entering into the Development Agreement, we issued to Rogers two fully vested and non-forfeitable warrants, each to purchase 1,000,000 shares of common stock. One warrant has an exercise price of $1.00 per share and one warrant has an exercise price of $37.00 per share. The warrants may be exercised in full or in part through March 31, 2000.  The fair value of the two warrants is estimated to be approximately $45,000,000 and will result in a noncash charge included in operations over the one-year term of
the Development Agreement.   The results for the three months ended
March 31, 1999 include a $1.6 million noncash charge relating to this agreement.

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales, marketing and support personnel and costs related to trade shows, consulting and travel. Sales and marketing expenses increased to $2.8 million for the three months ended March 31, 1999 from $1.1 million for the three months ended March 31, 1998. The increase in sales and marketing expenses was primarily due to increased payroll costs related to additional sales and support personnel and increased commissions related to higher sales in 1999. We expect sales and marketing expenses to increase in the future as we expand our customer base.

        General and Administrative. General and administrative expenses consist primarily of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses increased to $1.2 million for the three months ended March 31, 1999 from $505,000 for the three months ended March 31, 1998. The increase was primarily a result of the additional reporting requirements imposed on us as a public company and an increased infrastructure to support our expanded
activities.   We expect that general and administrative expenses will
continue to increase in the near term as a result of these factors.

        Net Interest Income. Net interest income was $958,000 for the three
months ended March 31, 1999   compared to net interest expense of
$64,000 for the three months ended March 31, 1998. The increase was due to higher cash balances resulting from the proceeds of our initial public offering in August 1998 and subsequent public offering in January 1999.

        Income Taxes. We have not generated net income to date and therefore we have not incurred or accrued any income taxes since our inception.

Liquidity and Capital Resources

At March 31, 1999, we had approximately $40.8 million in cash and cash equivalents, $67.8 million in short-term investments and a $10.0 million revolving line of credit. There were no outstanding borrowings under the line of credit and approximately $4.8 million was available.

        On January 21, 1999, we completed a public offering of 3,250,000 shares of common stock at a public offering price of $38.00 per share. Of the 3,250,000 shares, we sold 1,750,000 shares and selling stockholders sold 1,500,000 shares. We received net proceeds of $62.5 million, after the underwriting discount of approximately $3.3 million and offering expenses of approximately $700,000. The proceeds from this offering have been designated for general corporate purposes. On February 9, 1999, the underwriters exercised their option to purchase 487,500 additional shares of common stock to cover over-allotments, of which 351,946 shares were purchased from us and 135,554 shares were purchased from selling stockholders. Our net proceeds from the exercise of the over-allotment option were $12.7 million.

        On March 11, 1999, Shaw purchased 1,500,000 unregistered shares of our common stock at $6.50 per share, resulting in net proceeds to us of $9.75 million. The shares were purchased pursuant to the exercise of a warrant to purchase 3,000,000 shares of our common stock issued to Shaw in 1998.

        Cash used in operating activities in the first three months of 1999 was $3.7 million compared to $2.8 million in the first three months of 1998. Cash used in investing activities was $55.5 million for first three months of 1999 compared to cash provided by investing activities of $158,000 in the first three months of 1998. Investment activities consisted primarily of the purchase of short-term investments in 1999.
Cash provided by financing activities was $85.6 million for the three months ended March 31, 1999 compared to $1.2 million for the three months ended March 31, 1998. Financing activities consisted primarily of proceeds from issuance of common stock in 1999 and from the issuance of preferred stock in 1998.

                As of March 31, 1999, we had approximately $22.1 million of unconditional purchase obligations. We anticipate that we will pay approximately $14.1 million of these obligations by June 30, 1999. We intend to make these payments out of available working capital.

        We believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next twelve months. We may require additional financing prior to that time to fund our operations and we may seek to raise such additional funds through the sale of public or private equity or debt financing or from other sources. The sale of additional equity or debt securities may result in additional dilution to our stockholders. Additional financing may not be available to us on acceptable terms, or at all, when we require it.

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

        We have established an internal task force to evaluate those areas of our business that may be affected by the Year 2000 Issue. The task force has developed a plan for timely Year 2000 compliance (the
"Plan"). The Plan consists of four identifiable activities.

* Inventory and Assessment. This activity involves identifying and compliance classifying products and internal systems and assessing the potential impact to critical business processes and business continuity in the event the products and systems are non-compliant. In addition, this activity includes formal communication with significant suppliers, large customers and development partners to determine the extent to which we are vulnerable to these third parties' failures to remedy their own Year 2000 issues.

* Testing and Remediation. This activity involves testing our products and internal systems and upgrading and replacement of non-compliant products and systems.

* Contingency Planning. This activity involves the development of contingency plans for situations that may result if we are unable to achieve Year 2000 readiness of our critical operations.

* Audit. This activity involves assuring complete and continued compliance of our products and systems.

The Plan has been implemented but has not been completed. We have developed and conducted tests to determine whether our products are Year 2000 compliant. All TeraComm System hardware and software passed the compliance tests. Based on these results, we believe our products are Year 2000 compliant and we will continue to test our products to
ensure continuing compliance.   Inventory and assessment of our
internal systems in finance, operations, manufacturing and service is continuing. In some instances, we have received assurances from software vendors that Year 2000 compliance can be achieved in these areas through standard, planned upgrades of system software. Many of these upgrades already have been completed. We anticipate addressing the critical Year 2000 issues by mid-1999, prior to any anticipated impacts on our operating systems. We expect that we may address non-critical Year 2000 issues beyond the Year 2000.

        We also are in the process of attempting to determine whether our key suppliers and customers are Year 2000 compliant. To date, we have only limited information on the Year 2000 compliance of these suppliers and our customers. The operations of our key suppliers and customers could be harmed in the event they do not successfully and timely achieve Year 2000 compliance. Our business and results of operations could suffer if our key suppliers were to experience Year 2000 issues that caused them to delay manufacturing or shipment of key components to us. In addition, our results of operations may be harmed if any of our key customers encounter Year 2000 issues that cause them to delay or cancel substantial purchase orders or delivery of our product.

        To date, we have not incurred significant costs associated with our efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. Furthermore, we believe that future costs associated with our Year 2000 compliance efforts will not be material.

        We may not be able to address the Year 2000 Issue in a timely manner or to upgrade any or all of our major systems in accordance with such plan. In addition, any upgrades we do may not effectively address the Year 2000 Issue. If required upgrades are not completed timely or are not successful, we may be unable to conduct our business or manufacture our products. Furthermore, there can be no guarantee that the systems of other companies on which our systems rely will be timely converted.
In addition, a failure to convert by another company, or a conversion that is incompatible with our systems, would harm our business. We intend to, but have not yet established a contingency plan detailing actions that will be taken in the event that the assessment of the Year
2000 Issue is not successfully completed on a timely basis.

Recent Financial Accounting Pronouncement

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 is effective for fiscal years beginning after June 15, 1999. We believe that the adoption of FAS 133 will not have a significant impact on our operating results or cash flows.

CERTAIN BUSINESS RISKS

 We Have a Limited Operating History and a History of Losses.

         We have a very limited operating history, and it is difficult to predict our future operating results. We were incorporated in January 1993 and began shipping products commercially in June 1997. We have only been shipping products in volume since the first quarter of 1998. As of March 31, 1999, we had an accumulated deficit of $90.2 million. We believe that we will continue to experience net losses for the foreseeable future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. We expect to increase expense levels in each of the next several quarters to support increased sales and marketing and technical support costs. Any significant delay in our anticipated revenues or commercialization of new products would harm our business. The revenue and profit potential of our business and our industry are unproven. We had negative gross margins since our inception until the fourth quarter of 1998, and any future revenue growth may not result in positive gross margins or operating profits in future periods.

Our Operating Results May Fluctuate.

        Our quarterly revenues are likely to fluctuate significantly in the future due to a number of factors, many of which are outside our control. Factors that could affect our revenues include the following:

* variations in the timing of orders and shipments of our products;

* variations in the size of the orders by our customers;

* new product introductions by competitors;

* delays in introducing new products;

* delays of orders forecasted by our customers;

* delays by our customers in the completion of upgrades of cable infrastructure;

* variations in capital spending budgets of cable operators; and

* delays in obtaining regulatory approval for commercial deployment of cable modem systems.

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

        A variety of factors affect our gross margin, including the following:

* the sales mix of our products;

* the volume of products manufactured;

* the type of distribution channel through which we sell our products;

* the average selling prices or "ASPs" of our products; and

* the effectiveness of our cost reduction measures.

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

We Are Dependent on a Small Number of Customers.

          Three customers accounted for approximately 63% of our revenues in the first three months of 1999 and for approximately 62% of our revenues in the first three months of 1998. We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future. In addition, we believe that sales to these customers will be focused on a small number of projects. The cable industry is undergoing significant consolidation in the United States and internationally, and a limited number of cable operators controls an increasing number of cable systems. As a result, our sales will be largely dependent upon product acceptance by the leading cable operators. Ten cable operators in the United States owned and operated facilities passing approximately 74% of total homes passed in 1997. The timing and size of each customer's order is critical to our operating results. Our major customers are likely to have significant negotiating leverage and may attempt to change the terms, including pricing, on which we do business with them. These customers also may require longer payment terms than we anticipate, which could require us to raise additional capital to meet our working capital requirements. Our success will depend on our cable modems being widely deployed and our ability to sell to new customers.

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

          CableLabs may select additional authors to contribute to the DOCSIS 1.2 proposal. Any vendors that participate in the drafting process, including us, must contribute any of their technology that is essential to implement the DOCSIS 1.2 specification to the DOCSIS intellectual property pool on a royalty-free basis. If the DOCSIS Certification Board includes our proposal in the DOCSIS 1.2 draft specification, it will then be made available for comment by the organizations that participate in the DOCSIS specification process. The DOCSIS Certification Board may decide not to proceed with our proposal. Further, the comment process may take considerably longer than expected and may delay the publication of a DOCSIS 1.2 standard, currently anticipated to occur in 2000. If our draft proposal is not approved by the DOCSIS Certification Board, we may be unable to develop DOCSIS 1.2-compliant cable modems in a timely fashion or at all.

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

          It is expected that the DOCSIS 1.2 specifications will be based upon both S-CDMA and advanced TDMA technology. In that event, we will have to incorporate advanced TDMA technology into our DOCSIS 1.2-compliant products. If we are unable to do this effectively, or in a timely manner, we will lose some or all of the time-to-market advantage we might otherwise have had.

Average Selling Prices of Cable Equipment Typically Decrease.

         The cable equipment systems industry has been characterized by erosion of average selling prices. We expect this to continue. This erosion is due to a number of factors, including competition, rapid technological change and price performance enhancements. The average selling prices for our products may be lower than expected as a result of competitive pricing pressures, our promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments. We anticipate that ASPs and gross margins for our products will decrease over product life cycles. In addition, we believe that the widespread adoption of industry standards is likely to further erode ASPs, particularly for cable modems. It is likely that the adoption of industry standards will result in increased retail distribution of cable modems, which could put further price pressure on our modems. Decreasing ASPs could result in decreased revenues even if the number of units sold increases. As a result, we may experience substantial period-to-period fluctuations in future operating results due to ASP erosion. Therefore, we must continue to develop and introduce on a timely basis next-generation products with enhanced functionality that can be sold at higher gross margins. Our failure to do this could cause our revenues and gross margin to decline.


We Must Achieve Cost Reductions.

          Certain of our competitors currently offer cable modems at prices lower than ours. Market acceptance of our products will depend in part on reductions in the unit cost of our products. We expect that as headend equipment becomes more widely deployed, the price of cable modems and other products will decline. In particular, we believe that the adoption of industry standards such as DOCSIS will cause increased price competition for cable modems. However, we may be unable to reduce the cost of our modems sufficiently to enable us to compete with other cable modem suppliers. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or lead to gross margin improvement.

        Some of our competitors are larger and manufacture products in significantly greater quantities than we intend to for the foreseeable future. Consequently, these competitors have more leverage in obtaining favorable pricing from suppliers and manufacturers. In order to remain competitive, we must significantly reduce the cost of manufacturing our cable modems through design and engineering changes. We may not be successful in redesigning our products. Even if we are successful, our redesign may be delayed or may contain significant errors and product defects. In addition, any redesign may not result in sufficient cost reductions to allow us to significantly reduce the list price of our products or improve our gross margin. Reductions in our manufacturing costs will require us to use more highly integrated components in future products and may require us to enter into high volume or long-term purchase or manufacturing agreements. Volume purchase or manufacturing agreements may not be available on acceptable terms. We could incur expenses without related revenues if we enter into a high volume or long-term purchase or manufacturing agreement and then decide that we cannot use the products or services offered by that agreement.


We Face Many Other Risks.

        Also inherent in our business are additional risks, which include but are not limited to the following:

* acceptance of cable modems by cable operators and end users of broadband access services;

* our ability to develop additional distribution channels;

* our ability to convince cable operators to accept our technologies, purchase our products and effectively market our product to end users;

* the magnitude and timing of capital spending by cable operators for implementation of access systems for data transmission over cable networks;

* our limited experience manufacturing our products and our dependence on the manufacturing capabilities of our contract manufacturers to assemble and test our products;

* our dependence on key suppliers;

* our ability to develop products that utilize new semiconductor process technologies;

* the risks associated with our international business activities, which account for a substantial portion of our total revenues;

* the highly competitive nature of the market for broadband access systems and the existence of many established competitors;

* our dependence on the Internet and the development of the internet infrastructure;

* our ability to manage growth;

* our dependence on key personnel;

* the risks of product returns, product liability and product defects;

* our ability to adequately protect or enforce our intellectual property rights; and,

* communications industry and other regulatory approvals.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Recent Sales of Unregistered Securities. In March 1999, we issued 1,500,000 shares of Common Stock valued at $6.50 per share to Shaw Communications Inc. ("Shaw") pursuant to the exercise of a warrant to purchase 3,000,000 shares of our common stock issued in 1998. The issuance and sale of these shares was intended to be exempt from registration under the Securities Act of 1933 as amended by virtue of
Section 4(2) thereof. Shaw represented its intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificate. Shaw received adequate information about us.

     (d) Use of Proceeds from Sales of Registered Securities. We commenced our initial public offering on August 18, 1998 pursuant to a Registration Statement on Form S-1 (the "Registration Statement") (File No. 333-56911). The managing underwriters of the public offering were BT Alex. Brown, Hambrecht & Quist, Lehman Brothers and Salomon Smith Barney (the "Underwriters"). In the offering, we sold an aggregate of 3,000,000 shares of our common stock for an initial price of $13.00 per share.

        The aggregate proceeds from the offering were $39.0 million. We paid expenses of approximately $3.9 million, of which approximately
$2.7 million represented underwriting discounts and commissions and approximately $1.2 million represented expenses related to the offering. Net proceeds from the offering were $35.1 million. Of the net proceeds, as of March 31, 1999, approximately $9.0 million had been used to fund operating activities, $1.5 million had been used for payments on long-term debt and capital lease obligations, $2.7 million had been used to purchase property and equipment and $500,000 had been used to purchase other assets. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in our Registration Statement. As of March 31, 1999, we had invested the remainder of the net proceeds in short-term, interest-bearing, investment grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

       EXHIBIT
       NUMBER                                  DESCRIPTION
       -------                                 -----------
27.1 Financial Data Schedule

       (b) Reports on Form 8-K

         None



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 TERAYON COMMUNICATION SYSTEMS, INC.



By: /s/ RAY M. FRITZ                    Date: May 12, 1999
          ------------------------------------
          Ray M. Fritz
         Chief Financial Officer
         (Principal Accounting and Financial Officer)