Form 10-Q
period 1999-06-30
TERAYON COMMUNICATION SYSTEMS
filed 1999-08-16
CIK 1052303

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

  The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 20,913,831 at August 9, 1999

 ===============================================================================

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This report on Form 10-Q contains forward-looking statements of Terayon Communication Systems, Inc. within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. These forward-looking statements include, but are not limited to: statements related to industry trends and future growth in the markets for cable modem systems; industry standards activities; our strategies for reducing the cost of our products; our product development efforts; the effect of GAAP accounting pronouncements on our recognition of revenues; our future research and development; the timing of our introduction of new products; the timing and extent of deployment of our products by our customers; and future profitability. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks on pages 15 through 19, among other things, should be considered in evaluating our prospects and future financial performance


TERAYON COMMUNICATION SYSTEMS, INC.


PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - June 30, 1999 and
        December 31, 1998

        Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 1999 and 1998

         Condensed Consolidated Statements of Cash Flows -- Six Months Ended June 30, 1999 and 1998

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature


PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      TERAYON COMMUNICATION SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       June 30,     December 31,
                                                        1999          1998
                                                     ------------  ------------
                                                            (unaudited)
                               ASSETS
Current assets:
  Cash and cash equivalents........................      $27,939       $14,342
  Short-term investments...........................       78,154        14,538
  Accounts receivable, less allowance for doubtful
   accounts of $1,224 in 1999 and $594 in 1998.......      6,878         2,090
  Accounts receivable from related party...........        1,985         1,549
  Inventory........................................        5,618         3,950
  Other current assets.............................        3,245         1,856
                                                     ------------  ------------
Total current assets...............................      123,819        38,325
Property and equipment, net........................        4,109         3,593
Officer note receivable............................       --               100
Other assets.......................................          720           128
                                                     ------------  ------------
Total assets.......................................     $128,648       $42,146
                                                     ============  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................      $14,058        $8,600
  Accrued payroll and related expenses.............        2,757         2,475
  Other accrued liabilities........................        3,912         2,799
  Current portion of capital lease obligations.....            5            29
                                                     ------------  ------------
    Total current liabilities......................       20,732        13,903
Long-term portion of capital lease obligations.....            9            10
Deferred rent......................................          127           130

Commitments and contingencies

  Common stock, $.001 par value....................           21            16
  Additional paid-in capital.......................      214,475       114,594
  Accumulated deficit..............................     (104,841)      (84,301)
  Deferred compensation............................       (1,869)       (2,184)
  Stockholders' notes receivable...................           (6)          (22)
                                                     ------------  ------------
Total stockholders' equity.........................      107,780        28,103
                                                     ------------  ------------
Total liabilities and stockholders' equity.........     $128,648       $42,146
                                                     ============  ============

                            See accompanying notes.

                      TERAYON COMMUNICATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                           Three Months Ende    Six Months Ended
                                            June 30,             June 30,
                                       -------------------  --------------------
                                         1999      1998       1999      1998
                                       --------- ---------  --------- ----------
Revenues:
  Product revenues....................  $13,534    $2,202    $24,448     $4,279
  Related party product revenues......    5,548     4,730     10,507      5,097
                                       --------- ---------  --------- ----------
         Total revenues...............   19,082     6,932     34,955      9,376
                                       --------- ---------  --------- ----------
Cost of goods sold:
  Cost of product revenues............   11,410     1,453     22,018      5,017
  Cost of related party product
   revenues...........................    3,864     5,930      7,211      6,500
                                       --------- ---------  --------- ----------
         Total cost of goods sold.....   15,274     7,383     29,229     11,517
                                       --------- ---------  --------- ----------
Gross profit (loss)....................   3,808      (451)     5,726     (2,141)
                                       --------- ---------  --------- ----------
Operating expenses:
  Research and development............    3,951     2,618      7,106      4,923
  Cost of product development assistance
    agreement                            11,178      -        12,793      -
  Sales and marketing.................    3,016     1,829      5,852      2,969
  General and administrative..........    1,549       777      2,712      1,282
                                       --------- ---------  --------- ----------
         Total operating expenses.....   19,694     5,224     28,463      9,174
                                       --------- ---------  --------- ----------
Loss from operations..................  (15,886)   (5,675)   (22,737)   (11,315)
Net interest income (expense).........    1,239        32      2,197        (32)
                                       --------- ---------  --------- ----------
Net loss..............................  (14,647)   (5,643)   (20,540)   (11,347)
Series F convertible preferred
 stock dividend.......................      --    (23,910)       --     (23,910)
                                       --------- ---------  --------- ----------
Net loss applicable to common
 stockholders......................... ($14,647) ($29,553)  ($20,540)  ($35,257)
                                       ========= =========  ========= ==========
Historical basic and diluted net
 loss per share applicable to common
 stockholders.........................   ($0.71)   ($6.33)    ($1.06)    ($7.65)
                                       ========= =========  ========= ==========
Shares used in computing historical
 basic and diluted net loss per share
 applicable to common stockholders....   20,492     4,667     19,425      4,611
                                       ========= =========  ========= ==========
Pro forma basic and diluted net
 loss per share applicable to common
 stockholders.........................             ($2.36)               ($2.91)
                                                 =========            ==========
Shares used in computing pro forma
 basic and diluted net loss per share
 applicable to common stockholders....             12,529                12,132
                                                 =========            ==========

                            See accompanying notes

                      TERAYON COMMUNICATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                        Six Months Ended
                                                         June 30,
                                                    ----------------------
                                                       1999        1998
                                                    ----------  ----------
Cash Used in Operating Activities                     ($7,130)    ($8,516)
                                                    ----------  ----------

Investing Activities:
 Purchase of short-term investments................  (148,972)         --
 Proceeds from sales and maturities of
   short-term investments..........................    85,356         418
 Purchase of property and equipment................    (1,547)       (727)
 Purchase of developed technology.................       (502)         --
                                                    ----------  ----------
 Net cash used in investing activities............    (65,665)       (309)
                                                    ----------  ----------

Financing Activities:
 Principal payments on capital leases..............       (25)        (42)
 Principal payments on long-term debt..............        --        (675)
 Exercise of options and warrant to purchase
   common stock...................................     10,809          56
 Proceeds from issuance of preferred stock.........        --       6,387
 Proceeds from issuance of redeemable
   preferred stock.................................        --       7,500
 Principal payments on common stockholder
   notes receivable ...............................        16          60
 Proceeds from issuance of common stock............    75,592          --
                                                    ----------  ----------
Net cash provided by financing activities..........    86,392      13,286
                                                    ----------  ----------
Net increase in cash and cash
  equivalents......................................    13,597       4,461
Cash and cash equivalents at beginning
  of period........................................    14,342       1,569
                                                    ----------  ----------
Cash and cash equivalents at end of period.........   $27,939      $6,030
                                                    ==========  ==========

                            See accompanying notes

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 have been included.

The unaudited condensed consolidated financial statements include the accounts Terayon Communication Systems, Inc. (the "Company") and its majority owned subsidiaries, Terayon Communication Systems Europe and Terayon do Brasil. The minority interest in net losses of Terayon Communication Systems Europe and Terayon do Brasil were not significant for all periods presented. All material intercompany balances and transactions have been eliminated.

Results for the three and six months ended June 30, 1999 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Form 10-K dated March 23, 1999 as filed with the U.S. Securities and Exchange Commission. The accompanying balance sheet at December 31, 1998 is derived from audited financial statements at that date.

Cash Equivalents and Short-Term Investments

The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date as all instruments are classified as available-for-sale and can be readily liquidated to meet current operational needs. At June 30, 1999, all of the Company's total cash equivalents and short-term investments were classified as available-for-sale and were obligations issued by U.S. government agencies and multinational corporations, maturing within two years.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                         June 30,     December 31,
                                          1999          1998
                                       ------------  ------------
  Finished goods....................        $4,497        $3,355
  Work-in-process...................           536           170
  Raw materials.....................           585           425
                                       ------------  ------------
                                            $5,618        $3,950
                                       ============  ============


Net Loss Per Share Applicable to Common Stockholders

Historical basic and diluted net loss per share applicable to common stockholders were computed using the weighted average number of common shares outstanding. Options, warrants, restricted stock and preferred stock were not included in the computation of diluted net loss per share applicable to common stockholders because the effect would be antidilutive.

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

A reconciliation of shares used in the calculation of historical and pro forma basic and diluted net loss per share applicable to common stockholders follows (in thousands, except per share date):


                                        Three Months End    Six Months Ended
                                         June 30,            June 30,
                                    ------------------- -------------------
                                      1999      1998      1999      1998
                                    --------- --------- --------- ---------
Net loss applicable to common
stockholders.....................   ($14,647) ($29,553) ($20,540) ($35,257)
                                    ========= ========= ========= =========
Shares used in computing
historical basic and diluted net
loss applicable to common
stockholders.....................     20,492     4,667    19,425     4,611
                                     ========  ========  ========  ========
Historical basic and diluted net
loss per share applicable to
common stockholders..............     ($0.71)   ($6.33)   ($1.06)   ($7.65)
                                     ========  ========  ========  ========
Shares used in computing
historical basic and diluted net
loss per share applicable to
common stockholders..............                4,667               4,611

Adjustment to reflect the effect
of the assumed conversion of
weighted average shares of
convertible preferred stock
outstanding to common stock.....                 7,862               7,521
                                              ---------           ---------
Shares used in computing pro
forma basic and diluted net loss
per share applicable to common
stockholders.....................               12,529              12,132
                                               ========            ========
Pro forma basic and diluted net
loss per share applicable to
common stockholders..............               ($2.36)             ($2.91)
                                              =========           =========


Comprehensive Net Loss

The Company has adopted Statement of Accounting Standard No. 130 "Reporting Comprehensive Income" (FAS130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income (comprehensive net loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive net loss was the same as its net loss for the three and six months ended June 30, 1999 and 1998.

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

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 was effective for fiscal years beginning after June 15, 1999. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133" (FAS 137). FAS 137 defers for one year the effective date of FAS 133 which will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that the adoption of FAS 137 will not have a significant impact on the Company's operating results or cash flows.

2. Stockholders' Equity

Public Offering

In January 1999, the Company completed a public offering of 3,250,000 shares of common stock, of which 1,750,000 shares were offered by the Company and 1,500,000 shares were offered by existing stockholders. The public offering resulted in proceeds to the Company of approximately $62,500,000, net of underwriting discounts, commissions and other offering costs. In February 1999, the underwriters purchased 487,500 additional shares of common stock as a result of the exercise of the over-allotment option, of which 351,946 and 135,554 shares of common stock were purchased from the Company and certain existing stockholders, respectively. This additional sale of common stock resulted in proceeds of approximately $12,700,000 to the Company, net of underwriting discounts and commissions.

Shaw Warrant Exercise

On March 11, 1999, Shaw Communications, Inc. ("Shaw") purchased 1,500,000 unregistered shares of the Company's common stock at $6.50 per share, resulting in net proceeds to the Company of approximately $9,750,000. The shares were purchased pursuant to the exercise of a warrant to purchase 3,000,000 shares of the Company's common stock issued to Shaw in 1998.

During 1998, the Company also issued a warrant (the "Anti-Dilution Warrant") to Shaw to purchase an indeterminate number of shares of the Company's common stock. The Anti-Dilution Warrant is exercisable at the option of Shaw during the period that Shaw owns equity securities of the Company (purchased in April 1998) and in the event the Company issues new equity securities at below the current market price as defined in the Anti-Dilution Warrant. The aggregate exercise price is $1.00. Should the Company be required to issue to Shaw certain additional shares of its common stock under the Anti-Dilution Warrant, future material charges may arise that would adversely affect the Company's results of operations. The Company recorded expenses of approximately $300,000 for the three and six months ended June 30, 1999 relating to shares issuable pursuant to the Anti-Dilution Warrant (none during the three and six month period ended June 30, 1998).

3.  Product Development Assistance Agreement

On March 18, 1999, the Company entered into a one-year Product Development Assistance Agreement ("Development Agreement") with Rogers Communications Inc. ("Rogers Communications"). Under the terms of the Development Agreement, Rogers Communications will provide the Company assistance with the characterization and testing of the Company's subscriber-end and head-end voice-over-cable equipment. In addition, Rogers Communications will provide the Company with technology to assist the Company in connection with its efforts to develop high quality, field proven technology solutions that are DOCSIS (1.0, 1.1 and 1.2)-compliant and packet cable-compliant. In consideration of Rogers Communications entering into the Development Agreement, the Company issued Rogers Communications two fully vested and non-forfeitable warrants, each to purchase 1,000,000 shares of common stock. One warrant provides for an exercise price of $1.00 per share and one warrant provides for an exercise price of $37.00 per share. The warrants may be exercised at any time in full or in part through June 30, 2000. The fair value of the two warrants is estimated to be approximately $45,000,000 and will result in a noncash charge included in operations over the one-year term of the Development Agreement.
For the three and six months ended June 30, 1999, the Company incurred approximately $11,200,000 and $12,800,000, respectively, of product development expense related to the Development Agreement.

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

The Supply Agreement and the Development Agreement do not constitute a commitment by either Rogers Cablevision or Rogers
Communications to purchase or deploy any particular volume or quantity of the Company's product. No such commitment will be made unless
Rogers Cablevision or Rogers Communications issues a purchase order to the Company.

4.  Contingencies

In the normal course of business, the Company from time to time receives inquiries with regard to various legal proceedings. In the opinion of management, any liability resulting from these inquiries has been accrued and will not have a material adverse effect on the Company's financial position or results of operations.

5.  Subsequent Event

In July 1999, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") to acquire Imedia Corporation ("Imedia"), a California corporation. Imedia produces routing and re-multiplexing systems for digital video that enable cable operators to select and customize their program lineup for viewer preferences, while maximizing video capacity and quality over standards-based set-top boxes. In general, the Imedia shareholders, vested optionholders and warrantholders will receive shares of Terayon common stock, options and warrants to purchase shares of Terayon common stock and, in certain circumstances, cash, valued at up to approximately $99,000,000 and not less than approximately $69,000,000, subject to adjustment. The holders of unvested Imedia options also will receive options to purchase Terayon common stock, the fair value of which will be included in the purchase price. The maximum total purchase price is estimated to be approximately $107,000,000. The shares of Terayon common stock, options and warrants to purchase shares of Terayon common stock and, if applicable, cash payments will be delivered at up to three different closings over the 18-month period following the effective date of the transaction. The transaction is subject to customary closing conditions, including approval by Imedia's shareholders, and is expected to close late in the third quarter of 1999. The Company expects to account for the acquisition as a purchase transaction.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Overview

We develop, market and sell broadband access systems based upon our S-
CDMA technology. Our objective is to be the leading provider of broadband access systems to cable operators seeking to provide broadband access services to residential and commercial end users. Since our inception in January 1993, we have focused on the development of our S-CDMA technology, as well as certain other core technologies, to enable broadband transmission of data over cable networks. We began the specification and design of our first ASIC in October 1994 and produced the first version of this ASIC in June 1996. At the same time, we developed an end-to-end broadband access system, the TeraComm system, around the ASIC. During late 1996 and through 1997, we began limited field trials of the TeraComm system with several cable operators. We commenced volume shipments to a small number of cable operators in the first quarter of 1998. We had revenues of $19.1 million for the three months ended June 30, 1999 and $35.0 million for the six months ended June 30, 1999. This compares to revenues of $6.9 million for the three months ended June 30, 1998 and $9.4 million for the six months ended June 30, 1998.

We sell our products both in the United States and internationally, and we market our products primarily to cable operators and distributors. Our strategy is to supply leading cable operators worldwide. Consistent with this strategy, our initial target market consists of the ten largest cable companies in each major geographic area. In most markets, a small number of large cable operators often provide services to a majority of the subscribers in a specific region and thus influence the purchase decisions of smaller cable operators. To date, four of the largest North American cable operators, Rogers Cablevision, Shaw Communications Inc., Cablevision Systems, Inc. and TCA Cable TC, Inc., are deploying the TeraComm system. In Japan, through our partner Sumitomo Corporation, we have established ourselves as the market leader. In Europe, we have a contract to ship 225,000 modems to United Pan-Europe Communications ("UPC"), Europe's largest cable operator. As a result of the nature of the cable industry and our strategic focus, a small number of customers have accounted for all of our revenues to date, and we expect that the majority of our revenues will continue to be generated from a small number of customers for the foreseeable future. In the three months ended June 30, 1999, sales to Shaw represented approximately 29% of our revenues and sales to Sumitomo represented approximately 17% of our revenues. This compares to approximately 41% of revenues from Shaw and approximately 14% of revenues from each of Sumitomo and Cablevision in the three months ended June 30, 1998. In the six months ended June 30, 1999, sales to Shaw represented approximately 30% of revenues, sales to Sumitomo represented approximately 16% of revenues and sales to Cablevision represented approximately 12% of revenues. This compares to 40% of revenues from sales to Shaw, 14% of revenues from sales to Sumitomo and 10% of revenues from sales to Cablevision in the six months ended June 30, 1998.

The market for broadband access products and services is characterized by rapid technological change, new product development and product obsolescence and evolving industry standards. A significant element of our strategy is to advance industry standards and to extend our technology leadership and achieve rapid time to market. In November 1998, we were selected by CableLabs to co-author DOCSIS 1.2, an enhanced version of the DOSCIS cable modem specification based in part on our S-CDMA technology. In order to advance the standardization of cable modem technology, we have agreed to contribute some aspects of our S-CDMA technology to the DOCSIS intellectual property pool upon completion and acceptance of a specification that includes our S-CDMA technology. We intend to develop future products that are DOCSIS 1.2-compliant and are actively participating in the development of additional industry standards.

The intensely competitive nature of the market for broadband access systems has resulted in significant price erosion over time. We have experienced and expect to continue to experience downward pressure on our unit average selling price ("ASP"). We had negative gross margins from inception until the fourth quarter of 1998 when we achieved a positive gross margin for the first time. A key component of our strategy is to decrease the cost of manufacturing our products to improve our gross margins. For example, in the fourth quarter of 1998, we introduced a cable modem using a single-board design, which has higher gross margins than our original dual board design. We intend to continue to engage in and implement cost reduction efforts, including the further integration of ASIC components, other design changes and the introduction of a second contract manufacturer.

We sustained net losses applicable to common stockholders of  $14.6 million for the three months ended June 30, 1999 and $29.6 million for the same period of 1998. For the six months ended June 30, 1999, we sustained net losses applicable to common stockholders of $20.5 million compared to $35.3 million for the same period of 1998. As a result, we had an accumulated deficit of $104.8 million as of June 30, 1999. Our operating expenses are based in part on our expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. We expect to increase significantly our expenditures in technical development and sales and marketing as we engage in activities related to product enhancement, cost reduction and increasing market penetration. Additionally, we expect to increase our capital expenditures and other operating expenses in order to support and expand our operations. We anticipate that we will spend approximately $4.0 million on capital expenditures and approximately $22.3 million on research and development during the 12 months ended June 30, 2000. Anticipated capital expenditures consist of purchases of additional test equipment to support higher levels of production and computer hardware, software and equipment for newly hired employees. As a result of these anticipated increased operating expenses, we expect to continue to incur losses for the foreseeable future.

Recent Developments

In July 1999, we entered into an Agreement and Plan of Reorganization
(the "Agreement") to acquire Imedia Corporation ("Imedia"), a California corporation. Imedia produces routing and re-multiplexing systems for digital video that enable cable operators to select and customize their program lineup for viewer preferences, while maximizing video capacity and quality over standards-based set-top boxes. In general, the Imedia shareholders, vested optionholders and warrantholders will receive shares of our common stock, options and warrants to purchase shares of our common stock and, in certain circumstances, cash, valued at up to approximately $99.0 million and not less than approximately $69.0 million, subject to adjustment. The holders of unvested Imedia options also will receive options to purchase our common stock, the fair value of which will be included in the purchase price. The maximum total purchase price is estimated to be approximately $107.0 million. The shares of our common stock, options and warrants to purchase shares of our common stock and, if applicable, cash payments will be delivered at up to three different closings over the 18-month period following the effective date of the transaction. The transaction is subject to customary closing conditions, including approval by Imedia's shareholders, and is expected to close late in the third quarter of 1999. We expect to account for the acquisition as a purchase transaction.

Results of Operations

Three and Six Months Ended June 30, 1999 and 1998

        Revenues. Revenues consist primarily of sales of cable modems and headend equipment to new and existing customers. We generally recognize revenues upon shipment of products to customers. Our revenues increased to $19.1 million for the three months ended June 30, 1999 from $6.9 million for the same period in 1998. For the six months ended June 30, 1999 our revenues increased to $35.0 million from $9.4 million for the same period in 1998. Our revenues increased during the three and six months ended June 30, 1999 compared to the same periods in 1998, due to shipments made to new customers, such as UPC, as well as increased shipments to existing customers, such as Shaw and Sumitomo. Our components are sold together as part of an entire system and, accordingly, we do not report revenues derived from each component.

        Cost of Goods Sold. Cost of goods sold consists of direct product costs and the cost of our manufacturing operations group. The cost of our manufacturing operations group consists of assembly, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. For the three months ended June 30, 1999, we incurred cost of goods sold of $15.3 million compared to $7.4 million for the three months ended June 30, 1998. We incurred cost of goods sold of $29.2 million for the six months ended June 30, 1999 compared to $11.5 million for the same period in 1998. Our cost of goods sold increased during the three and six months ended June 30, 1999 compared to the same periods in 1998 primarily due to increased product shipments. Cost of goods sold for the six months ended
June 30, 1998 included a charge of $1.3 million relating to the write-off of obsolete inventory and the transition of manufacturing operations to Solectron during the first quarter of 1998.

        Gross Profit (Loss). We achieved a gross profit of $3.8 million for the three months ended June 30, 1999 compared to a gross loss of $451,000 for the same period in 1998.  Gross profit for the six months ended June 30,
1999 was $5.7 million compared to a gross loss of $2.1 million for the six month period ended June 30, 1998. The gross profit for the three months ended June 30, 1999 represents the third consecutive quarter we have achieved positive margins. This improvement in our gross margin is largely the result of the introduction of our lower cost, single-board modem and our
continued cost reduction efforts.    We are continuing to pursue further
cost reductions in our products. We also expect continued decreases in the average sales price of our modem. It is anticipated that these price decreases could offset, at least partially, any further cost reductions that we may be able to achieve.

Our gross profit also is influenced by the sales mix of TeraLink Master Controllers, TeraLink Gateways and TeraPro cable modems and the maturity of TeraComm system deployments in any quarter. TeraPro cable modems have lower margins than the TeraLink Master Controllers and TeraLink Gateway headend products. New deployments of TeraComm systems typically include a higher mix of headend equipment and involve smaller quantities of product sold. Products sold in connection with new deployments thus generally are sold at higher margins than products associated with more mature deployments of the TeraComm system, which generally involve larger quantities of products. We expect that the introduction of new customers and the relationship of revenues generated from the sale of TeraPro cable modems to our overall revenue will result in fluctuations in our gross profit in future quarters.

        Research and Development. Research and development expenses consist primarily of personnel costs, as well as design expenditures, equipment and supplies required to develop and enhance our products. Research and development expenses increased to $4.0 million for the three months ended June 30, 1999 from $2.6 million for the three months ended June 30, 1998, primarily due to increased personnel. For the six months ended June 30, 1999, research and development expenses were $7.1 million compared to $4.9 million for the same period in 1998, also primarily due to increased personnel. We intend to increase investment in research and development programs in future periods for the purpose of enhancing current products, reducing the cost of current products and developing new products.

        Cost of Product Development Assistance Agreement. In March 1999, we entered into a one-year Product Development Assistance Agreement with Rogers Communications Inc. Under the terms of the Development Agreement, Rogers will assist us with the characterization and testing of our subscriber-end and head-end voice-over-cable equipment. In addition, Rogers will provide us with technology to assist us with our efforts to develop high quality, field proven technology solutions that are DOCSIS-compliant and packet cable-compliant. The Development Agreement has a term of one year. In consideration of Rogers entering into the Development Agreement, we issued Rogers two fully vested and non-forfeitable warrants, each to purchase 1,000,000 shares of common stock. One warrant has an exercise price of $1.00 per share and one warrant has an exercise price of $37.00 per share. The warrants may be exercised at any time in full or in part through June 30, 2000. The fair value of the two warrants is estimated to be approximately $45,000,000 and will result in a noncash charge included in
operations over the one-year term of the Development Agreement.   As a
result of the Development Agreement, our results for the three months ended June 30, 1999 include a noncash charge of $11.2 million and our results for the six months ended June 30, 1999 include a noncash charge of $12.8 million.

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales, marketing and customer service and support personnel and costs related to trade shows, consulting and travel. Sales and marketing expenses increased to $3.0 million for the three months ended June 30, 1999 from $1.8 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, sales and marketing expenses increased to $5.9 million from $3.0 million for the same period in 1998. The increase in sales and marketing expenses was primarily due to increased payroll and commission costs related to additional sales and support personnel required to support higher sales in 1999. We expect sales and marketing expenses to increase in the future as we expand our sales, marketing and customer support capabilities through increases in both our direct sales staff and our marketing staff, as well as increased relationships with distributors.

        General and Administrative. General and administrative expenses consist primarily of salaries and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses increased to $1.5 million for the three months ended June 30, 1999 from $777,000 for the three months ended June 30, 1998. General and administrative expenses increased to $2.7 million for the six months ended June 30, 1999 from $1.3 million for the six months ended June
30, 1998. The increase was primarily a result of the additional reporting requirements imposed on us as a public company and the increased
infrastructure required to support our expanded activities.   We expect that
general and administrative expenses will continue to increase in the near term as a result of these factors.

        Series F Convertible Preferred Stock Dividend. We recorded a dividend of $23.9 million in the six months ended June 30, 1998. The dividend represented the fair value of a warrant to purchase 3,000,000 shares of our common stock (the "Shaw Warrant"), and was recorded under the provision of the Financial Accounting Standards Board's Emerging Issues Task Force Issue
No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Shaw Warrant was issued in connection with the sale of $5.0 million of convertible preferred stock to Shaw (the "Shaw Financing"). Our accounting conclusion was that the sale of preferred stock was, in substance, a financing transaction and not the issuance of equity instruments in exchange for goods or services. When we issued the $5.0 million of convertible preferred stock and the Shaw Warrant on April 6, 1998, our singular objective was to obtain sufficient liquidity to continue as a going concern. At the time of the Shaw Financing, our ability to continue as a going concern was in serious doubt. At March 31, 1998, we had only $109,000 in cash, but were using cash of approximately
$1.0 million, net, per month in operations. In addition, we had a deficit in working capital of $8.8 million. On March 11, 1999, Shaw purchased
1,500,000 shares of our common stock under the terms of the above warrant, resulting in net proceeds to us of $9.8 million.

        Net Interest Income (Expense). Net interest income was $1.2 million for the three months ended June 30, 1999 compared to $32,000 for the three months ended June 30, 1998. Net interest income was $2.2 million for the six months ended June 30, 1999 compared to net interest expense of $32,000 for the same period in 1998. The increases were due to higher cash balances resulting from the proceeds of our initial public offering in August 1998 and our subsequent follow-on public offering in January 1999.

        Income Taxes. We have not generated net income to date and therefore we have not incurred or accrued any income taxes since our inception.

Liquidity and Capital Resources

At June 30, 1999, we had approximately $27.9 million in cash and cash equivalents, $78.2 million in short-term investments and a $10.0 million revolving line of credit. There were no outstanding borrowings under the line of credit and approximately $3.0 million was available.

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

On March 11, 1999, Shaw purchased 1,500,000 unregistered shares of our common stock at $6.50 per share, resulting in net proceeds to us of $9.8 million. The shares were purchased pursuant to the exercise of a warrant to purchase 3,000,000 shares of our common stock issued to Shaw in 1998.

        Cash used in operating activities in the first six months of 1999 was $7.1 million compared to $8.5 million in the first six months of 1998. Cash used in investing activities was $65.7 million in the first six months of 1999 compared to $309,000 in the first six months of 1998. Investment activities consisted primarily of the purchase of short-term investments in 1999 and the purchase of property and equipment in 1998. Cash provided by financing activities was $86.4 million for the six months ended June 30, 1999 compared to $13.3 million for the six months ended June 30, 1998. Financing activities consisted primarily of proceeds from the issuance of common stock in 1999 and from the issuance of preferred stock in 1998.

        As of June 30, 1999, we had approximately $24.8 million of unconditional purchase obligations. We anticipate that we will pay approximately $13.6 million of these obligations by September 30, 1999. We intend to make these payments out of available working capital.

We believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months.

Year 2000

The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year (the "Year 2000 Issue"). Computer programs that have date-sensitive software like this may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

* Internal Audit. This activity involves assuring complete and continued compliance of our products and systems.

 The Plan has been implemented but has not been completed. We have developed and conducted tests to determine whether our products are Year 2000 compliant. All TeraComm System hardware and software passed the compliance tests. Based on these results, we believe our products are Year 2000 compliant and we will continue to test our products to ensure
continuing compliance.   Inventory and assessment of our internal systems in
finance, operations, manufacturing and service is continuing. In some instances, we have received assurances from software vendors that Year 2000 compliance can be achieved in these areas through standard, planned upgrades of system software. Many of these upgrades already have been completed. We anticipate that we will address the critical Year 2000 issues by the end of the third quarter of 1999, prior to any anticipated impacts on our operating systems. We expect that we may address some non-critical Year 2000 issues beyond the Year 2000.

   We also are in the process of attempting to determine whether our key suppliers and customers are Year 2000 compliant. To date, we have only limited information on the Year 2000 compliance of these suppliers and customers. The operations of our key suppliers and customers could be harmed in the event they do not successfully and timely achieve Year 2000 compliance. Our business and results of operations could suffer if our key suppliers were to experience Year 2000 issues that caused them to delay manufacturing or shipment of key components to us. In addition, our results of operations may be harmed if any of our key customers encounter Year 2000 issues that cause them to delay or cancel substantial purchase orders or delivery of our product.

 To date, we have not incurred significant costs associated with our efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. Furthermore, we believe that future costs associated with our Year 2000 compliance efforts will not be material.

   We may not be able to address the Year 2000 Issue in a timely manner or to upgrade any or all of our major systems in accordance with the plan. In addition, any upgrades we do may not effectively address the Year 2000 Issue. If required upgrades are not completed timely or are not successful, we may be unable to conduct our business or manufacture our products. Furthermore, there can be no guarantee that the systems of other companies on which our systems rely will be timely converted. In addition, a failure to convert by another company, or a conversion that is incompatible with our systems, would harm our business. We intend to, but have not yet established a contingency plan detailing actions that will be taken in the event that the assessment of the Year 2000 Issue is not successfully completed on a timely basis.

 Recent Financial Accounting Pronouncement

 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 was effective for fiscal years beginning after June 15, 1999. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133" (FAS 137). FAS 137 defers for one year the effective date of FAS 133 which will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that the adoption of FAS 137 will not have a significant impact on the Company's operating results or cash flows.

 CERTAIN BUSINESS RISKS

  We Have a Limited Operating History and a History of Losses.

         We have a very limited operating history, and it is difficult to predict our future operating results. We were incorporated in January 1993 and began shipping products commercially in June 1997. We have only been shipping products in volume since the first quarter of 1998. As of June 30, 1999, we had an accumulated deficit of $104.8 million. We believe that we will continue to experience net losses for the foreseeable future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. We expect to increase expense levels in each of the next several quarters to support increased sales and marketing activities and technical support costs. Any significant delay in our anticipated revenues or commercialization of new products would harm our business. The revenue and profit potential of our business and our industry are unproven. We had negative gross margins from our inception until the fourth quarter of 1998, and any future growth in revenues may not result in positive gross margins or operating profits in future periods.

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

* delays in introducing new products;

*delays of orders forecast by our customers;

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

   We anticipate that the ASPs of our products will decline in the future. This could cause a decrease in the gross margins for these products. In addition, the maturity of TeraComm system deployments affects our gross margin. New deployments of the TeraComm system involve the sale of headend equipment (which has higher margins) and generally involve smaller quantities of product. New deployments typically are sold at higher margins than the larger volume sales of product associated with more mature deployments of the TeraComm system. The sales mix of TeraLink 1000 Master Controllers, TeraLink Gateways and TeraPro cable modems also affects our gross margin. The TeraPro cable modems have significantly lower margins than the TeraLink 1000 Master Controller and TeraLink Gateway headend products. We expect to achieve only nominal margins on the TeraPro cable modems for the foreseeable future. Further, we expect that sales of TeraPro cable modems will continue to constitute a significant portion of our revenues for the foreseeable future.


 We Are Dependent on a Small Number of Customers.

         Three customers accounted for approximately 58% of our revenues in the first six months of 1999 and for approximately 64% of our revenues in the first six months of 1998. We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future. In addition, we believe that sales to these customers will be focused on a small number of projects. The cable industry is undergoing significant consolidation in the United States and internationally, and a limited number of cable operators controls an increasing number of cable systems. As a result, our sales will be largely dependent upon product acceptance by the leading cable operators. Currently, ten cable operators in the United States own and operate facilities passing approximately 86% of total homes passed. The timing and size of each customer's order is critical to our operating results. Our major customers are likely to have significant negotiating leverage and may attempt to change the terms, including pricing, on which we do business with them.
These customers also may require longer payment terms than we anticipate, which could require us to raise additional capital to meet our working capital requirements. Our success will depend on our cable modems being widely deployed and our ability to sell to new customers.

 Our Acquisition of Imedia Could Result in Dilution, Operating Difficulties and Other Harmful Consequences

        If appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products that we believe are strategic. In July 1999, we signed an agreement to acquire Imedia Corporation. The process of integrating an acquired business into our business and operations may result in unforeseen operating difficulties and expenditures. Integrating Imedia, or any other business, will require significant management resources that would otherwise be available for the ongoing development of our business. Moreover, the anticipated benefits of any acquisition, including Imedia, may not be realized. Future acquisitions could result in us issuing potentially dilutive equity securities, incurring debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.

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

* future customer agreements that may contain price protection provisions and certain return rights.

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

* our ability to manage growth;

* the sufficiency of cash resources and our ability to obtain additional financing on favorable terms, if at all, if required;

* our dependence on key personnel;

* the risks of product returns, product liability and product defects;

* our ability to adequately protect or enforce our intellectual property rights; and,

* communications industry and other regulatory approvals.


PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) Use of Proceeds from Sales of Registered Securities. We commenced our initial public offering on August 18, 1998 pursuant to a Registration Statement on Form S-1 (the "Registration Statement") (File No. 333-56911).
The managing underwriters of the public offering were BT Alex. Brown (now known as Deutsche Banc Alex. Brown), Hambrecht & Quist, Lehman Brothers and Salomon Smith Barney. In the offering, we sold an aggregate of 3,000,000 shares of our common stock for an initial price of $13.00 per share.

The aggregate proceeds from the offering were $39.0 million. We paid expenses of approximately $3.9 million, of which approximately $2.7 million represented underwriting discounts and commissions and approximately $1.2 million represented expenses related to the offering. Net proceeds from the offering were $35.1 million. Of the net proceeds, as of June 30, 1999, approximately $12.4 million had been used to fund operating activities, $1.5 million had been used for payments on long-term debt and capital lease obligations, $2.5 million had been used to purchase property and equipment and $500,000 had been used to purchase other assets. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in our Registration Statement. At June 30, 1999, the remainder of the net proceeds were invested in short-term, interest-bearing, investment grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders occurred on May 12, 1999. At the meeting, our stockholders approved the reelection of two directors, approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares from 30,000,000 to 45,000,000 and ratified the selection of Ernst &Young LLP as our independent auditors for the 1999 fiscal year.

Our stockholders voted as follows with respect to each of the above matters:

Proposal                                    Number of Shares Voted
                                      In favor   Against  Abstain  Broker
                                                                   Nonvotes

Lewis Solomon, nominee for director   17,327,556   18,661    --       --

Mark Stevens, nominee for director    17,328,044   18,173    --       --

Amendment to Restated Certificate
of Incorporation                      17,300,352   40,982    4,883    --

Selection of Ernst & Young LLP        17,335,071    8,367    2,779    --


ITEM 5. OTHER INFORMATION

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits


Exhibit
Number   Description of Document

10.24    Amendment No. 1 to Lease dated April 8, 1999 between the
         Company and John Arrillaga Survivor's Trust and Richard
         T. Peery Separate Property Trust

10.25    Lease Agreement dated April 8, 1999 between John Arrillaga
         Survivor's Trust and Richard T. Peery Separate Property
         Trust.

27.1     Financial Data Schedule


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TERAYON COMMUNICATION SYSTEMS, INC.



By: /s/ RAY M. FRITZ                    Date: August 13, 1999
 ------------------------------------
 Ray M. Fritz
 Chief Financial Officer
         (Principal Accounting and Financial Officer)