Form 10-Q
period 1999-09-30
TERAYON COMMUNICATION SYSTEMS
filed 1999-11-15
CIK 1052303

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

  The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 21,817,441 at November 8, 1999

 ===============================================================================

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
This report on Form 10-Q contains forward-looking statements of Terayon Communication Systems, Inc. within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. These forward-looking statements include, but are not limited to: statements related to industry trends and future growth in the markets for cable modem systems; industry standards activities; our strategies for reducing the cost of our products; our product development efforts; the effect of GAAP accounting pronouncements on our recognition of revenues; our future research and development; the timing of our introduction of new products; the timing and extent of deployment of our products by our customers; and future profitability. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks on pages 19 through 23, among other things, should be considered in evaluating our prospects and future financial performance.

TERAYON COMMUNICATION SYSTEMS, INC.

INDEX


PAGE

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets - September 30, 1999 and
December 31, 1998

Condensed Consolidated Statements of Operations - Three and Nine
Months Ended September 30, 1999 and 1998

Condensed Consolidated Statements of Cash Flows -- Nine Months
Ended September 30, 1999 and 1998

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

24
Item 6. Exhibits and Reports on Form 8-K

Signature

                      TERAYON COMMUNICATION SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     September 30,  December 31,
                                                        1999          1998
                                                     ------------  ------------
                                                            (unaudited)
                               ASSETS
Current assets:
  Cash and cash equivalents........................      $23,971       $14,342
  Short-term investments...........................       82,287        14,538
  Accounts receivable, less allowance for doubtful
   accounts of $1,258 in 1999 and $594 in 1998.....        9,323         2,090
  Accounts receivable from related party...........        2,705         1,549
  Inventory........................................        5,530         3,950
  Other current assets.............................        2,662         1,856
                                                     ------------  ------------
Total current assets...............................      126,478        38,325
Property and equipment, net........................        5,798         3,593
Officer note receivable............................       --               100
Intangibles and other assets......................        98,464           128
                                                     ------------  ------------
Total assets.......................................     $230,740       $42,146
                                                     ============  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................      $14,708        $8,600
  Accrued payroll and related expenses.............        3,751         2,475
  Other accrued liabilities........................        9,626         2,799
  Current portion of capital lease obligations.....            5            29
                                                     ------------  ------------
    Total current liabilities......................       28,090        13,903
Long-term portion of capital lease obligations.....            8            10
Deferred rent......................................          126           130

Commitments and contingencies

  Common stock, $.001 par value....................           22            16
  Additional paid-in capital.......................      333,635       114,594
  Accumulated deficit..............................     (129,424)      (84,301)
  Deferred compensation............................       (1,711)       (2,184)
  Stockholders' notes receivable...................           (6)          (22)
                                                     ------------  ------------
Total stockholders' equity.........................      202,516        28,103
                                                     ------------  ------------
Total liabilities and stockholders' equity.........     $230,740       $42,146
                                                     ============  ============

                            See accompanying notes.

                      TERAYON COMMUNICATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                           Three Months Ende    Nine Months Ended
                                            September 30,        September 30,
                                       -------------------  --------------------
                                         1999      1998       1999      1998
                                       --------- ---------  --------- ----------
Revenues:
  Product revenues....................  $17,625    $5,853    $42,073    $10,131
  Related party product revenues......    5,764     3,547     16,271      8,645
                                       --------- ---------  --------- ----------
         Total revenues...............   23,389     9,400     58,344     18,776
                                       --------- ---------  --------- ----------
Cost of goods sold:
  Cost of product revenues............   13,674     7,327     35,692     14,196
  Cost of related party product
   revenues...........................    3,272     3,179     10,483      7,827
                                       --------- ---------  --------- ----------
         Total cost of goods sold.....   16,946    10,506     46,175     22,023
                                       --------- ---------  --------- ----------
Gross profit (loss)....................   6,443    (1,106)    12,169     (3,247)
                                       --------- ---------  --------- ----------
Operating expenses:
  Research and development............    4,563     2,779     11,669      7,702
  Cost of product development assistance
    agreement........................    11,178     --        23,971      --
  Sales and marketing.................    3,242     1,846      9,094      4,815
  General and administrative..........    1,977       813      4,689      2,095
  In-process research and development.   11,000     --        11,000      --
  Amortization of goodwill.............     443     --           443      --
                                       --------- ---------  --------- ----------
         Total operating expenses.....   32,403     5,438     60,866     14,612
                                       --------- ---------  --------- ----------
Loss from operations..................  (25,960)   (6,544)   (48,697)   (17,859)
Net interest income..................     1,377        58      3,575         26
                                       --------- ---------  --------- ----------
Net loss..............................  (24,583)   (6,486)   (45,122)   (17,833)
Series F convertible preferred
 stock dividend.......................      --        --         --     (23,910)
                                       --------- ---------  --------- ----------
Net loss applicable to common
 stockholders......................... ($24,583)  ($6,486)  ($45,122)  ($41,743)
                                       ========= =========  ========= ==========
Historical basic and diluted net
 loss per share applicable to common
 stockholders.........................   ($1.18)   ($0.63)    ($2.27)    ($6.39)
                                       ========= =========  ========= ==========
Shares used in computing historical
 basic and diluted net loss per share
 applicable to common stockholders....   20,876    10,306     19,915      6,530
                                       ========= =========  ========= ==========
Pro forma basic and diluted net
 loss per share applicable to common
 stockholders.........................             ($0.44)               ($3.21)
                                                 =========            ==========
Shares used in computing pro forma
 basic and diluted net loss per share
 applicable to common stockholders....             14,631                12,991
                                                 =========            ==========

                            See accompanying notes

                      TERAYON COMMUNICATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                        Nine Months Ended
                                                         September 30,
                                                    ----------------------
                                                       1999        1998
                                                    ----------  ----------
Cash Used in Operating Activities...................  ($4,943)   ($15,030)
                                                    ----------  ----------

Investing Activities:
 Purchase of short-term investments................  (189,273)     (2,948)
 Proceeds from sales and maturities of
   short-term investments..........................   121,387         418
 Purchase of property and equipment................    (2,618)     (1,221)
 Purchase of developed technology.................       (750)         --
 Purchase of other assets..........................      (177)          0
 Pre-acquisition loans to Imedia...................    (1,800)          0
 Cash received from Imedia acquisition.............       202           0
                                                    ----------  ----------
 Net cash used in investing activities............    (73,029)     (3,751)
                                                    ----------  ----------

Financing Activities:
 Principal payments on capital leases..............       (26)        (54)
 Principal payments on long-term debt..............        --      (2,812)
 Exercise of options and warrant to purchase
   common stock...................................     11,316         623
 Proceeds from issuance of preferred stock.........        --       6,387
 Proceeds from issuance of redeemable
   preferred stock.................................        --       7,500
 Principal payments on common stockholder
   notes receivable ...............................        16          60
 Proceeds from issuance of common stock............    76,295      35,144
                                                    ----------  ----------
Net cash provided by financing activities..........    87,601      46,848
                                                    ----------  ----------
Net increase in cash and cash
  equivalents......................................     9,629      28,067
Cash and cash equivalents at beginning
  of period........................................    14,342       1,569
                                                    ----------  ----------
Cash and cash equivalents at end of period.........   $23,971     $29,636
                                                    ==========  ==========

                            See accompanying notes

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 have been included.

The unaudited condensed consolidated financial statements include the accounts of Terayon Communication Systems, Inc. (the "Company") and its majority owned subsidiaries, Terayon Communication Systems Europe and Terayon do Brasil. The Company completed its acquisition of Imedia Corporation on September 16, 1999. The acquisition was accounted for under the purchase method of accounting and, accordingly, the unaudited combined consolidated financial statements include the results of Imedia for the period following September 16, 1999. As a result, the information contained herein may not be comparable to results in previous quarters. The minority interest in net losses of Terayon Communication Systems Europe and Terayon do Brasil were not significant for all periods presented. All material intercompany balances and transactions have been eliminated.

Results for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Form 10-K dated March 23, 1999 as filed with the U.S. Securities and Exchange Commission. The accompanying balance sheet at December 31, 1998 is derived from audited financial statements at that date.

Cash Equivalents and Short-Term Investments

The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date, as all such instruments are classified as available-for-sale and can be readily liquidated to meet current operational needs. At September 30, 1999, all of the Company's total cash equivalents and short-term investments were classified as available-for-sale and were obligations issued by U.S. government agencies and multinational corporations, maturing within two years.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                       September 30,  December 31,
                                          1999          1998
                                       ------------  ------------
  Finished goods....................        $4,140        $3,355
  Work-in-process...................           787           170
  Raw materials.....................           603           425
                                       ------------  ------------
                                            $5,530        $3,950
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

A reconciliation of shares used in the calculation of historical and pro forma basic and diluted net loss per share applicable to common stockholders follows (in thousands, except per share date):


                                        Three Months End    Nine Months Ended
                                         September 30,       September 30,
                                    ------------------- -------------------
                                      1999      1998      1999      1998
                                    --------- --------- --------- ---------
Net loss applicable to common
stockholders.....................   ($24,583)  ($6,486) ($45,122) ($41,743)
                                    ========= ========= ========= =========
Shares used in computing
historical basic and diluted net
loss per share applicable to common
stockholders.....................     20,876    10,306    19,915     6,530
                                     ========  ========  ========  ========
Historical basic and diluted net
loss per share applicable to
common stockholders..............     ($1.18)   ($0.63)   ($2.27)   ($6.39)
                                     ========  ========  ========  ========
Shares used in computing
historical basic and diluted net
loss per share applicable to
common stockholders..............               10,306               6,530

Adjustment to reflect the effect
of the assumed conversion of
weighted average shares of
convertible preferred stock
outstanding to common stock.....                 4,325               6,461
                                              ---------           ---------
Shares used in computing pro
forma basic and diluted net loss
per share applicable to common
stockholders.....................               14,631              12,991
                                               ========            ========
Pro forma basic and diluted net
loss per share applicable to
common stockholders..............               ($0.44)             ($3.21)
                                              =========           =========


Comprehensive Net Loss

        The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income (comprehensive net loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive net loss was the same as its net loss for the three and nine months ended September 30, 1999 and 1998.

Segments of an Enterprise and Related Information

The Company operates principally in one business segment, the sale of cable modem access systems, which it sells primarily to customers within the cable and communications industries. The TeraPro and TeraLink are sold together as part of an entire system, and the Company accordingly does not report revenue derived from these components.

The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about the individual components.

Impact of Recently Issued Accounting Standards

In September 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 was effective for fiscal years beginning after September 15, 1999. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133" (FAS
137). FAS 137 defers for one year the effective date of FAS 133 which will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that the adoption of FAS 137 will not have a significant impact on the Company's operating results or cash flows.

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

During 1998, the Company also issued a warrant (the "Anti-Dilution
Warrant") to Shaw to purchase an indeterminate number of shares of the Company's common stock. The Anti-Dilution Warrant is exercisable at the option of Shaw during the period that Shaw owns equity securities of the Company (purchased in April 1998) and in the event the Company issues new equity securities at below the current market price as defined in the Anti-Dilution Warrant. The aggregate exercise price is $1.00. Should the Company be required to issue to Shaw certain additional shares of its common stock under the Anti-Dilution Warrant, future material charges may arise that would adversely affect the Company's results of operations. The Company recorded cost of goods sold of approximately $140,000 and $440,000 for the three and nine months ended September 30, 1999, respectively, relating to shares issuable pursuant to the Anti-Dilution Warrant (none during the three and nine month period ended September 30, 1998).

3.  Product Development Assistance Agreement

On March 18, 1999, the Company entered into a one-year Product
Development Assistance Agreement ("Development Agreement") with Rogers Communications Inc. ("Rogers Communications"). Under the terms of the Development Agreement, Rogers Communications will provide the Company assistance with the characterization and testing of the Company's subscriber-end and head-end voice-over-cable equipment. In addition, Rogers Communications will provide the Company with technology to assist the Company in connection with its efforts to develop high quality, field proven technology solutions that are DOCSIS -compliant and packet cable-compliant. In consideration of Rogers Communications entering into the Development Agreement, the Company issued Rogers Communications two fully vested and non-forfeitable warrants, each to purchase 1,000,000 shares of common stock. One warrant provides for an exercise price of $1.00 per share and one warrant provides for an exercise price of $37.00 per share. The warrants may be exercised at any time in full or in part through March 31, 2000. The fair value of the two warrants is estimated to be approximately $45,000,000 and will result in a noncash charge included in operations over the one-year term of the Development Agreement. For the three and nine months ended September 30, 1999, the Company incurred approximately $11,200,000 and $24,000,000, respectively, of product development expense related to the Development Agreement.

In addition, on March 18, 1999, the Company entered into a Supply
Agreement with Rogers Cablevision Limited ("Rogers Cablevision"), a subsidiary of Rogers Communications. Under the Supply Agreement, the Company agreed to make available to Rogers Cablevision its current TeraLink Gateway and TeraLink 1000 Master Controller, and TeraPro Cable Modems and specified software. The Company also committed to certain product pricing and specifications. Under the terms of the Supply Agreement, Rogers retains the right to return to the Company all product purchased until certain conditions are met by the Company. Accordingly, the Company does not recognize revenue on shipments to Rogers until the milestones have been achieved or Rogers has waived the right to return the product. For the three and nine months ended September 30, 1999, Rogers waived their right to return certain product purchased and the Company recognized approximately $5.0 million in revenues from sales to Rogers.

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

5.  Business Combination

In July 1999, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") to acquire Imedia Corporation ("Imedia"), a California corporation. Imedia produces routing and re-multiplexing systems for digital video that enable cable operators to select and customize their program lineup for viewer preferences, while maximizing video capacity and quality over standards-based set-top boxes. The Imedia acquisition was completed on September 16, 1999 (the "Closing Date").

In accordance with the Agreement, the shareholders, vested optionholders and warrantholders are entitled to receive shares of the Company's common stock in varying amounts in a series of three stock payments, the last of which will occur on or before the 18-month anniversary of the Closing Date. The aggregate number of shares of the Company's common stock issued under the Agreement will depend, among other things, on the performance of the Company's common stock over the period during which the payments are to be made. In no event, shall the number of shares issued exceed 3,000,000 shares, adjusted for any splits, combinations, stock dividends and the like. The Agreement also provides for the payment by the Company of certain Additional Consideration in the form of cash or additional shares of the Company's common stock in the event that certain pricing conditions are not
satisfied.   The total value of the consideration that will ultimately be paid, as measured by certain valuation formulae and based upon an average of the price of the Company's common stock as reported on the Nasdaq National Market, is not to exceed $99,000,000 nor be less than $69,000,000. The holders of unvested Imedia options also will receive options to purchase the Company's common stock, the fair value of which will be included in the purchase price. The Company issued 827,407 shares of common stock on the Closing Date.

The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on a determination from an independent appraisal of their respective fair values. The approximate purchase price was determined using $99,000,000 as the value of the consideration based on the market value of the Company's common stock when the acquisition was announced. The Company may be required to issue additional consideration should the market value of the Company's common stock decline between the Closing and the 18-month anniversary. The issuance of additional consideration will not impact the determination of the purchase price. The consolidation of the assets and liabilities significantly affected the Company's balance sheet at September 30, 1999, as depicted in the following tables:

The approximate purchase price (in thousands):


Purchase Price.........................   $107,738
Estimated transaction and other direct
 acquisition costs.....................      1,240
                                       ------------
                                          $108,978
                                       ============

The allocation of the approximate purchase price was determined as follows (in thousands):



Historical net tangible assets of Imedia
   at September 16, 1999...............      ($355)
Forgivenss of Imedia note payable......     $1,000
                                       ------------
                                              $645
Intangible assets acquired:
Developed technology...................    $27,000
Assembled workforce....................     $2,500
Trademark..............................     $4,000
In-process research and development....    $11,000
Goodwill...............................    $63,833
                                       ------------
Total..................................   $108,978
                                       ============

Tangible assets of Imedia principally include cash, accounts receivable and property and equipment. Liabilities principally include accounts payable and accrued liabilities. At the Closing Date, the Company forgave Imedia's note payable obligation of $1.0 million.

To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation of approximately $27.0 million for developed technology which had reached technological feasibility and therefore was capitalizable. The developed technology is being amortized on a straight line basis over a six year period.

The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. The analysis yielded a valuation of approximately $2.5 million for the assembled workforce. The asset is being amortized on a straight line basis over a two year period.

The projects identified as in-process are those that were underway at Imedia at the time of the acquisition and will, after the Closing Date, require additional effort in order to establish technological feasibility. These projects have identifiable technological risk factors which indicate that even though successful completion is expected, it is not assured. The preliminary estimate of in-process research and development is $11.0 million.

In-process technology acquired consists primarily of major additions to Imedia's core technology, which is related to Imedia's planned development of new features. The majority of the intended functionality of these new features is not supported by Imedia's current technology. Intended new features include offering high quality video service over the Internet and multiplexing data with video. The Company expects that in-process technology will be successfully developed and that initial benefits from these projects will begin in calendar 2001. Notwithstanding the Company's expectations, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

The following selected unaudited pro forma combined results of operations of the Company and Imedia for the nine months ended September 30, 1999 and 1998 have been prepared assuming that the acquisition occurred at the beginning of the period presented. The following selected unaudited pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):

                                       Nine Months Ended
                                       September 30, September 30
                                       ------------- ------------
                                           1999          1998
                                       ------------- ------------

Revenues...............................    $61,911       $18,776
Net loss applicable to common
  stockholders (1) ....................   ($52,634)     ($60,609)
Net loss per share applicable to common
  stockholders (1).....................     ($2.44)       ($8.24)
Shares used in calculation of net loss
  per share applicable to common
  stockholders.........................     21,576         7,357



(1) The net loss and net loss per share does not include the $11.0 million in-process research and development charge.

6. Subsequent Events

In October 1999, the Company entered into a Share Purchase Agreement to acquire Telegate Ltd (the "Telegate Agreement"), an Israeli company. Telegate produces telephony and data access platforms that are deployed by service providers to deliver efficient carrier-class voice services over cable. Telegate also provides in-home networking capability for telephony and data, based on the Digital Enhanced Cordless Telephony (DECT) standard. In general, the Telegate shareholders and vested optionholders will receive a total of 2,200,000 shares and options to purchase shares of the Company's common stock and a cash payment equal to Telegate's net cash balance at closing minus $2,000,000. The Telegate Agreement also provides for the payment by the Company of certain Additional Consideration in the form of cash or additional shares of the Company's common stock (at the Company's sole discretion) on or before the nine month anniversary of the Closing, in the event that certain pricing conditions are not satisfied. The total purchase price is estimated to be approximately $107,000,000. The transaction is subject to customary closing conditions and is expected to close late in the fourth quarter of 1999. The Company expects to account for the acquisition as a purchase transaction.

In October 1999, the Company also entered into a Share Purchase Agreement to acquire Radwiz Ltd (the "Radwiz Agreement"), an Israeli company. Radwiz produces communication access systems based on high-speed IP routing, integrated with telephony. Radwiz's systems include both central office Digital Subscriber Line Access Multiplexers (DSLAMs) and customer premises equipment for small office, home office (SOHO) business broadband services. In general, the Radwiz shareholders and vested optionholders will receive a total of 1,000,000 shares and options to purchase shares of the Company's common stock. The Radwiz Agreement also provides for the payment by the Company of certain Additional Consideration in the form of cash or additional shares of the Company's common stock (at the Company's sole discretion) on or before the one year anniversary of the Closing, in the event that certain pricing conditions are not satisfied. The holders of unvested Radwiz warrants also will receive options to purchase the Company's common stock, the fair value of which will be included in the purchase price. The total purchase price is estimated to be approximately $52,000,000. The transaction is subject to customary closing conditions and is expected to close late in the fourth quarter of 1999. The Company expects to account for the acquisition as a purchase transaction.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Overview

Our core line of business is to develop, market and sell broadband access systems based upon our S-CDMA technology. Our objective is to be the leading provider of broadband access systems to cable operators seeking to provide broadband access services to residential and commercial end users. Since our inception in January 1993, we have focused on the development of our S-CDMA technology, as well as certain other core technologies, to enable broadband transmission of data over cable networks. We began the specification and design of our first ASIC in October 1994 and produced the first version of this ASIC in September 1996. At the same time, we developed an end-to-end broadband access system, the TeraComm system, around the ASIC. During late 1996 and through 1997, we began limited field trials of the TeraComm system with several cable operators. We commenced volume shipments to a small number of cable operators in the first quarter of 1998. We had revenues of $23.4 million for three months ended September 30, 1999 and $58.3 million for the nine months ended September 30, 1999. This compares to revenues of $9.4 million for the three months ended September 30, 1998 and $18.8 million for the nine months ended September 30, 1998.

We sell our products both in the United States and internationally, and we market our products primarily to cable operators and distributors. Our strategy is to supply leading cable operators worldwide. Consistent with this strategy, our initial target market consists of the ten largest cable companies in each major geographic area. In most markets, a small number of large cable operators often provide services to a majority of the subscribers in a specific region and thus influence the purchase decisions of smaller cable operators. To date, four of the largest North American cable operators, Rogers Cablevision, Shaw Communications Inc., Cablevision Systems, Inc. and TCA Cable TV, Inc. (a subsidiary of Cox Communications, Inc.), are deploying the TeraComm system. In Japan, through our partner Sumitomo Corporation, we have established ourselves as the market leader.
In Europe, we have a contract to ship 225,000 modems to United Pan-Europe Communications ("UPC"), Europe's largest cable operator. As a result of the nature of the cable industry and our strategic focus, a small number of customers have accounted for the majority of our revenues to date, and we expect that the majority of our revenues will continue to be generated from a small number of customers for the foreseeable future. In addition, we anticipate that the timing and maturity of these customers' deployments of the TeraComm system will result in variations in the quarterly revenues generated from these customers. In the three months ended September 30, 1999, sales to Shaw represented approximately 25% of our revenues, sales to Rogers represented approximately 21% of our revenues, sales to UPC represented approximately 16% of our revenues and sales to Sumitomo represented approximately 13% of our revenues. This is compared to approximately 28% of revenues from sales to Cablevision, approximately 24% of our revenues from sales to Shaw and approximately 14% of revenues from sales to Sumitomo in the three months ended September 30, 1998. In the nine months ended September 30, 1999, sales to Shaw represented approximately 28% of our revenues, sales to Sumitomo represented approximately 15% of our revenues and sales to UPC represented approximately 11% of our revenues. This compares to 32% of revenues from sales to Shaw, 19% of revenues from sales to Cablevision and 14% of revenues from sales to Sumitomo in the nine months ended September 30, 1998.

 The market for broadband access products and services is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. A significant element of our strategy is to advance industry standards and to extend our technology leadership and achieve rapid time to market. In November 1998, we were selected by CableLabs to co-author DOCSIS 1.2, an enhanced version of the DOSCIS cable modem specification based in part on our S-CDMA technology. Since then CableLabs has reaffirmed its intention to add advanced upstream physical layer ("PHY") capabilities to the DOCSIS specifications as enhancements; however, CableLabs has modified its plans for how the specifications will be created. In September 1999, CableLabs indicated that it wants to proceed with the advanced PHY work on two parallel tracks; one for the inclusion of Terayon S-CDMA technology, as proposed by Terayon, and one for the inclusion
of Advanced TDMA technology, as proposed by other companies.   CableLabs
wants work to proceed in parallel on these two complementary technologies, but the intention remains to include both as operating modes in a future version of the DOCSIS specification, consistent with the original plans for DOCSIS 1.2. As part of the new plan to add advanced physical layer capabilities to DOCSIS, CableLabs has dropped reference to DOCSIS 1.2, the name given in November 1998 by CableLabs to the specification that includes advanced PHY. In order to advance the standardization of cable modem technology, we have given CableLabs assurances that we will contribute some aspects of our S-CDMA technology to the DOCSIS intellectual property pool upon completion and acceptance of a specification that includes our S-CDMA technology. We intend to develop future products that are standards compliant and are actively participating in the development of additional industry standards. As part of our efforts to offer standards compliant products we introduced a CableLabs certified DOCSIS 1.0 cable modem to the market in the third quarter of 1999.

 The rapid evolution of broadband has resulted in cable television operators seeking to leverage the cable infrastructure to provide a bundle of voice, data and video services to their subscribers. Consistent with our objective to be a leading provider of broadband access systems to cable operators seeking to provide broadband access services to residential and commercial end users, we plan to offer a complete broadband portfolio to support high-speed delivery of voice, data and video services over cable.
In support of this objective, we recently announced our acquisition of Imedia Corporation and our agreements to acquire Telegate Ltd. and Radwiz Ltd. Each of these acquisitions brings to us technology necessary to develop a common multimedia platform to deliver current and advanced broadband services.

 The intensely competitive nature of the market for broadband access systems has resulted in significant price erosion over time. We have experienced and expect to continue to experience downward pressure on our unit average selling price ("ASP"). We had negative gross margins from inception until the fourth quarter of 1998 when we achieved a positive gross margin for the first time as a result of our execution of cost reduction strategies. A key component of our strategy is to decrease the cost of manufacturing our products to improve our gross margins. For example, in the fourth quarter of 1998, we introduced a cable modem using a single-board design, which has higher gross margins than our original dual board design. Subsequent to the introduction of the single-board design, we have successfully introduced additional cost reduction programs that have allowed us to continue to improve gross margin performance despite ongoing ASP declines. We intend to continue to engage in and implement cost reduction efforts, including the further integration of ASIC components, other design changes and manufacturing efficiencies.

We sustained net losses applicable to common stockholders of  $24.6 million for the three months ended September 30, 1999 and $6.5 million for the same period of 1998. For the nine months ended September 30, 1999, we sustained net losses applicable to common stockholders of $45.1 million compared to $41.7 million for the same period of 1998. As a result, we had an accumulated deficit of $129.4 million as of September 30, 1999. Our operating expenses are based in part on our expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. We expect to increase significantly our expenditures in technical development and sales and marketing as we engage in activities related to product enhancement, cost reduction and increasing market penetration. Additionally, we expect to increase our capital expenditures and other operating expenses in order to support and expand our operations. We anticipate that we will spend approximately $6.5 million on capital expenditures and approximately $22.6 million on research and development during the 12 months ended September 30, 2000. Anticipated capital expenditures consist of purchases of additional test equipment to support higher levels of production and computer hardware, software and equipment for newly hired employees. As a result of these anticipated increased operating expenses, we expect to continue to incur losses for the foreseeable future.

Acquisition of Imedia Corporation

In July 1999, we entered into an Agreement and Plan of Reorganization
(the "Agreement") to acquire Imedia Corporation ("Imedia"), a California corporation. Imedia produces routing and re-multiplexing systems for digital video that enable cable operators to select and customize their program lineup for viewer preferences, while maximizing video capacity and quality over standards-based set-top boxes. The Imedia acquisition was completed on September 16, 1999 (the "Closing Date"). The acquisition was accounted for under the purchase method of accounting and, accordingly, this Report on Form 10-Q presents our financial results through the entire period and combined results with Imedia for the portion of the period following September 16, 1999. As a result, the information contained herein may not be comparable to results in previous quarters.

Recent Developments

In October 1999, we entered into a Share Purchase Agreement to acquire Telegate Ltd (the "Telegate Agreement"), an Israeli company. Telegate produces advanced and highly integrated telephony and data access platforms that are deployed by leading service providers to deliver efficient carrier-class voice services over cable. Telegate also provides in-home networking capability for telephony and data, based on the Digital Enhanced Cordless Telephony (DECT) standard. In general, the Telegate shareholders and vested optionholders will receive a total of 2.2 million shares and options to purchase shares of our common stock and a cash payment equal to Telegate's net cash balance at closing minus $2.0 million. The Telegate Agreement also provides for the payment of certain Additional Consideration in the form of cash or additional shares of our common stock (at our sole discretion) on or before the nine month anniversary of the Closing, in the event that certain pricing conditions are not satisfied. The total purchase price is estimated to be approximately $107.0 million. The transaction is subject to customary closing conditions and is expected to close late in the fourth quarter of 1999. We expect to account for the acquisition as a purchase transaction.

In October 1999, we also entered into a Share Purchase Agreement to acquire Radwiz Ltd (the "Radwiz Agreement"), an Israeli company. Radwiz produces communication access systems based on high-speed IP routing, integrated with telephony. Radwiz's systems include both central office Digital Subscriber Line Access Multiplexers (DSLAMs) and customer premises equipment for small office, home office (SOHO) business broadband services. In general, the Radwiz shareholders and vested optionholders will receive a total of 1.0 million shares and options to purchase shares of our common stock. The Radwiz Agreement also provides for the payment of certain Additional Consideration in the form of cash or additional shares of our common stock (at our sole discretion) on or before the one year anniversary of the Closing, in the event that certain pricing conditions are not satisfied. The holders of unvested Radwiz warrants also will receive options to purchase our common stock, the fair value of which will be included in the purchase price. The total purchase price is estimated to be approximately $52.0 million. The transaction is subject to customary closing conditions and is expected to close late in the fourth quarter of 1999. We expect to account for the acquisition as a purchase transaction.

Results of Operations

Three and Nine months Ended September 30, 1999 and 1998

        Revenues. Revenues consist primarily of sales of broadband access systems consisting of cable modems and headend equipment to new and existing customers. We generally recognize revenues upon shipment of products to customers. Our revenues increased to $23.4 million for the three months ended September 30, 1999 from $9.4 million for the same period in 1998. For the nine months ended September 30, 1999, our revenues increased to $58.3 million from $18.8 million for the same period in 1998. Our revenues increased during the three and nine months ended September 30, 1999, compared to the same periods in 1998, due to shipments to new customers, such as UPC and Rogers, as well as increased shipments to existing customers, such as Shaw and Sumitomo. Cable modem and headend equipment are sold together as part of an entire broadband access system and, accordingly, we do not report revenues derived from each component.

On March 18, 1999, we entered into a Supply Agreement with Rogers Cablevision Limited ("Rogers Cablevision"), a subsidiary of Rogers Communications. Under the Supply Agreement, we agreed to make available to Rogers Cablevision our current TeraLink Gateway and TeraLink 1000 Master Controller, and TeraPro Cable Modems and specified software. We also committed to certain product pricing and specifications. Under the terms of the Supply Agreement, Rogers retains the right to return to us all product purchased until we meet certain conditions. Accordingly, we do not recognize revenue on shipments to Rogers until the milestones have been achieved or Rogers has waived the right to return the product. For the three and nine months ended September 30, 1999, Rogers waived their right to return certain product purchased and we recognized approximately $5.0 million in revenues from sales to Rogers. There is no guarantee that we will be able to achieve the condition specified in the Supply Agreement or obtain waivers from Rogers in future quarters.

        Cost of Goods Sold. Cost of goods sold consists of direct product costs and the cost of our manufacturing operations group. The cost of our manufacturing operations group consists of assembly, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. For the three months ended September 30, 1999, we incurred cost of goods sold of $16.9 million compared to $10.5 million for the three months ended September 30, 1998. We incurred cost of goods sold of $46.2 million for the nine months ended September 30, 1999 compared to $22.0 million for the same period in 1998. Our cost of goods sold increased during the three and nine months ended September 30, 1999, compared to the same periods, in 1998 primarily due to increased product shipments. Cost of goods sold for the nine months ended September 30, 1998 included a charge of $1.3 million relating to the write-off of obsolete inventory and the transition of manufacturing operations to Solectron during the first quarter of 1998.

        Gross Profit (Loss). We achieved a gross profit of $6.4 million for the three months ended September 30, 1999 compared to a gross loss of $1.1 million for the same period in 1998. Gross profit for the nine months ended September 30, 1999 was $12.2 million compared to a gross loss of $3.2 million for the six month period ended September 30, 1998. The gross profit for the three months ended September 30, 1999 represents the fourth consecutive quarter we have achieved positive margins. This improvement in our gross margin is largely the result of the introduction of our lower cost, single-board modem and our continued cost reduction efforts. We are continuing to pursue further cost reductions in our products. We also expect continued decreases in the average sales price of our modem. It is anticipated that these price decreases could offset, at least partially, any further cost reductions that we may be able to achieve.

Our gross profit also is influenced by the sales mix of TeraLink Master Controllers, TeraLink Gateways and TeraPro cable modems and the maturity of TeraComm system deployments in any quarter. TeraPro cable modems have lower margins than the TeraLink Master Controllers and TeraLink Gateway headend products. New deployments of TeraComm systems typically include a higher mix of headend equipment and involve smaller quantities of product sold. Products sold in connection with new deployments thus generally are sold at higher margins than products associated with more mature deployments of the TeraComm system, which generally involve larger quantities of products, primarily cable modems. We expect that the introduction of new customers and the relationship of revenues generated from the sale of TeraPro cable modems to our overall revenue will result in fluctuations in our gross profit in future quarters.

        Research and Development. Research and development expenses consist primarily of personnel costs, as well as design expenditures, equipment and supplies required to develop and enhance our products. Research and development expenses increased to $4.6 million for the three months ended September 30, 1999, from $2.8 million for the three months ended September 30, 1998, primarily due to increased personnel. For the nine months ended September 30, 1999, research and development expenses were $11.7 million compared to $7.7 million for the same period in 1998, also primarily due to increased personnel. We intend to increase investment in research and development programs in future periods for the purpose of enhancing current products, reducing the cost of current products and developing new products.

        Cost of Product Development Assistance Agreement. In March 1999, we entered into a one-year Product Development Assistance Agreement with Rogers Communications Inc. Under the terms of the Development Agreement, Rogers will assist us with the characterization and testing of our subscriber-end and head-end voice-over-cable equipment. In addition, Rogers will provide us with technology to assist us with our efforts to develop high quality, field proven technology solutions that are DOCSIS-compliant and packet cable-compliant. The Development Agreement has a term of one year. In consideration of Rogers entering into the Development Agreement, we issued Rogers two fully vested and non-forfeitable warrants, each to purchase 1.0 million shares of common stock. One warrant has an exercise price of $1.00 per share and one warrant has an exercise price of $37.00 per share. The warrants may be exercised at any time in full or in part through March 31, 2000. The fair value of the two warrants is estimated to be approximately $45.0 million and will result in a noncash charge included in operations
over the one-year term of the Development Agreement.   As a result of the
Development Agreement, our results for the three months ended September 30, 1999 include a noncash charge of $11.2 million and our results for the nine months ended September 30, 1999 include a noncash charge of $24.0 million.

       Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales, marketing and customer service and support personnel and costs related to trade shows, consulting and travel. Sales and marketing expenses increased to $3.2 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, sales and marketing expenses increased to $9.1 million from $4.8 million for the same period in 1998. The increase in sales and marketing expenses was primarily due to increased payroll and commission costs related to additional sales and support personnel required to support higher sales in 1999. We expect sales and marketing expenses to increase in the future as we expand our sales, marketing and customer support capabilities through increases in both our direct sales staff and our marketing staff, as well as increased relationships with distributors.

       General and Administrative. General and administrative expenses consist primarily of salaries and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses increased to $2.0 million for the three months ended September 30, 1999 from $800,000 for the three months ended September 30, 1998. General and administrative expenses increased to $4.7 million for the nine months ended September 30, 1999 from $2.1 million for the nine months ended September 30, 1998. The increase was primarily a result of the additional reporting requirements imposed on us as a public company and the increased infrastructure required to support our expanded activities. We expect that general and administrative expenses will continue to increase in the near term as a result of these factors.

       In-Process Research and Development. We incurred charges of $11.0 million for the three and nine months ended September 30, 1999 related to research and development projects in process at Imedia at the time of the acquisition. The projects identified as in-process will, after the Closing Date, require additional effort in order to establish technological feasibility. These projects have identifiable technological risk factors which indicate that even though successful completion is expected, it is not assured.

In-process technology acquired consists primarily of major additions to Imedia's core technology, which is related to Imedia's planned development of new features. The majority of the intended functionality of these new features is not supported by Imedia's current technology. Intended new features include offering high quality video service over the Internet and multiplexing data with video. We expect that in-process technology will be successfully developed and that initial benefits from these projects will begin in calendar 2001. However, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

       Amortization of Goodwill. The Imedia acquisition was completed on September 16, 1999 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $109.0 million. The purchase price was allocated based on an independent appraisal between the net tangible assets of Imedia on the date of acquisition (approximately $700,000), in-process research and development (approximately $11.0 million) and intangible assets acquired (approximately $97.3 million). Intangible assets consist of developed technology (approximately $27.0 million), assembled workforce (approximately $2.5 million), trademark (approximately $4.0 million) and goodwill (approximately $63.8 million). The intangible assets will be amortized straight line over lives ranging from 2 to 6 years. The amortization of developed technology will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods. We expect amortization of goodwill and other intangibles related to the acquisition Imedia, as well as subsequent acquisitions, to increase in future periods.

        Series F Convertible Preferred Stock Dividend. We recorded a dividend of $23.9 million in the nine months ended September 30, 1998. The dividend represented the fair value of a warrant to purchase 3,000,000 shares of our common stock (the "Shaw Warrant"), and was recorded under the provision of the Financial Accounting Standards Board's Emerging Issues Task Force Issue
No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Shaw Warrant was issued in connection with the sale of $5.0 million of convertible preferred stock to Shaw (the "Shaw Financing"). Our accounting conclusion was that the sale of preferred stock was, in substance, a financing transaction and not the issuance of equity instruments in exchange for goods or services. When we issued the $5.0 million of convertible preferred stock and the Shaw Warrant on April 6, 1998, our singular objective was to obtain sufficient liquidity to continue as a going concern. At the time of the Shaw Financing, our ability to continue as a going concern was in serious doubt. At March 31, 1998, we had only $109,000 in cash, but were using cash of approximately
$1.0 million, net, per month in operations. In addition, we had a deficit in working capital of $8.8 million. On March 11, 1999, Shaw purchased
1,500,000 shares of our common stock under the terms of the above warrant, resulting in net proceeds to us of $9.8 million.

        Net Interest Income (Expense). Net interest income was $1.4 million for the three months ended September 30, 1999 compared to $58,000 for the three months ended September 30, 1998. Net interest income was $3.6 million for the nine months ended September 30, 1999 compared to $26,000 for the same period in 1998. The increases were due to higher cash balances resulting from the proceeds of our initial public offering in August 1998 and our subsequent follow-on public offering in January 1999.

        Income Taxes. We have not generated net income to date and therefore we have not incurred or accrued any income taxes since our inception.

Liquidity and Capital Resources

        At September 30, 1999, we had approximately $24.0 million in cash and cash equivalents, $82.3 million in short-term investments and a $10.0 million revolving line of credit. There were no outstanding borrowings under the line of credit and approximately $3.5 million was available.

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

        Cash used in operating activities in the first nine months of 1999 was $4.9 million compared to $15.0 million in the first nine months of 1998.
Cash used in operating activities declined in the first nine months of 1999 primarily due to a decrease in the net loss. Cash used in investing activities was $73.0 million in the first nine months of 1999 compared to $3.8 in the first nine months of 1998. Investment activities consisted primarily of the purchase of short-term investments in 1999 and the purchase of property and equipment in 1998. Cash provided by financing activities was $87.6 million for the nine months ended September 30, 1999 compared to $46.9 million for the nine months ended September 30, 1998. Financing activities consisted primarily of proceeds from the issuance of common stock in 1999 and from the issuance of common stock and preferred stock in 1998.

        As of September 30, 1999, we had approximately $24.5 million of unconditional purchase obligations. We anticipate that we will pay approximately $18.7 million of these obligations by December 31, 1999. We intend to make these payments out of available working capital.

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

      We established an internal task force to evaluate those areas of our business that may be affected by the Year 2000 Issue. The task force developed and implemented a plan for timely Year 2000 compliance (the "Plan"). The Plan consisted of four identifiable activities.

* Inventory and Assessment. This activity involved identifying and compliance classifying products and internal systems and assessing the potential impact to critical business processes and business continuity in the event the products and systems are non-compliant. In addition, this activity included formal communication with significant suppliers, large customers and development partners to determine the extent to which we are vulnerable to these third parties' failures to remedy their own Year 2000 issues.

* Testing and Remediation. This activity involved testing our products and internal systems and upgrading and replacement of non-compliant products and systems.

* Contingency Planning. This activity involved the development of contingency plans for situations that may result if we are unable to achieve Year 2000 readiness of our critical operations.

* Internal Audit. This ongoing activity involves assuring complete and continued compliance of our products and systems.

     The Plan has been implemented and has been substantially completed. We have developed and conducted tests to determine whether our products are Year 2000 compliant. All TeraComm System hardware and software passed the compliance tests. Based on these results, we believe our products are Year 2000 compliant and we will continue to test our products to ensure continuing compliance.

     The inventory, assessment and remediation of Terayon's internal systems in finance, operations, manufacturing and service should allow our business processes to operate uninterrupted into and beyond the turn of the century. Based on the testing and remediation performed, we believe our internal systems are Year 2000 compliant and we will continue to conduct procedures to ensure ongoing readiness. In some instance we achieved Year 2000 compliance through standard upgrades to our existing systems. There is a potential that some or all of the upgrades will not effectively address the Year 200 issue. If the upgrades are not are not successful, we may be unable to conduct our business or manufacture our products. Furthermore, there can be no guarantee that the systems of other companies on which our systems rely will be timely converted. In addition, a failure to convert by another company, or a conversion that is incompatible with our systems, would harm our business.

     We also are in the process of attempting to determine whether our key suppliers and customers are Year 2000 compliant. To date, we have only limited information on the Year 2000 compliance of our customers. We have contacted all of our critical suppliers. Most of the suppliers have responded to our inquiries and confirmed that they are Year 2000 compliant. We will continue our efforts to determine the Year 2000 compliance of our customers and suppliers. The operations of our key suppliers and customers could be harmed in the event they do not successfully and timely achieve Year 2000 compliance. Our business and results of operations could suffer if our key suppliers were to experience Year 2000 issues that caused them to delay manufacturing or shipment of key components to us. In addition, our results of operations may be harmed if any of our key customers encounter Year 2000 issues that cause them to delay or cancel substantial purchase orders or delivery of our product.

      To date, we have not incurred significant costs associated with our efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. Furthermore, we believe that future costs associated with our Year 2000 compliance efforts will not be material.

      Contingency planning takes a risk management approach to assess potential problems and to develop workable, operational capabilities to effectively mitigate and work around various failure scenarios. The focus of our Plan is preparedness; therefore, we have developed contingency plans that will allow us to continue to conduct critical business operations in the event of an interruption. We will continue to monitor these plans on a regular basis.

 Recent Financial Accounting Pronouncement

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 was effective for fiscal years beginning after September 15, 1999. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133" (FAS
137). FAS 137 defers for one year the effective date of FAS 133 which will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that the adoption of FAS 137 will not have a significant impact on the Company's operating results or cash flows.

 CERTAIN BUSINESS RISKS

  We Have a Limited Operating History and a History of Losses.

         We have a very limited operating history, and it is difficult to predict our future operating results. We were incorporated in January 1993 and began shipping products commercially in September 1997. We have only been shipping products in volume since the first quarter of 1998. As of September 30, 1999, we had an accumulated deficit of $129.4 million. We believe that we will continue to experience net losses for the foreseeable future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. We expect to increase expense levels in each of the next several quarters to support increased sales and marketing activities and technical support costs. Any significant delay in our anticipated revenues or commercialization of new products would harm our business. The revenue and profit potential of our business and our industry are unproven. We had negative gross margins from our inception until the fourth quarter of 1998, and any future growth in revenues may not result in positive gross margins or operating profits in future periods.

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

* delays in introducing new products;

* delays of orders forecast by our customers;

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

 We Are Dependent on a Small Number of Customers.

         Three customers accounted for approximately 54% of our revenues in the first nine months of 1999 and for approximately 65% of our revenues in the first nine months of 1998. We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future. In addition, we believe that sales to these customers will be focused on a small number of projects. The cable industry is undergoing significant consolidation in the United States and internationally, and a limited number of cable operators controls an increasing number of cable systems. As a result, our sales will be largely dependent upon product acceptance by the leading cable operators. Currently, ten cable operators in the United States own and operate facilities passing approximately 86% of total homes passed. The timing and size of each customer's order is critical to our operating results. Our major customers are likely to have significant negotiating leverage and may attempt to change the terms, including pricing, on which we do business with them.
These customers also may require longer payment terms than we anticipate, which could require us to raise additional capital to meet our working capital requirements. Our success will depend on our cable modems being widely deployed and our ability to sell to new customers.

Acquisitions of Other Companies Could Result in Dilution, Operating Difficulties and Other Harmful Consequences

        If appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products that we believe are strategic. In September 1999, we acquired Imedia Corporation. In October 1999, we signed agreements to acquire Telegate Ltd. and Radwiz Ltd. The process of integrating an acquired business into our business and operations may result in unforeseen operating difficulties and expenditures.
Integrating any business will require significant management resources that would otherwise be available for the ongoing development of our business. Moreover, the anticipated benefits of any acquisition may not be realized. Future acquisitions could result in us issuing potentially dilutive equity securities, incurring debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.
Even if available, this financing may be dilutive.

 The Sales Cycle for Our Products Is Lengthy.

        The sales cycle associated with our products typically is lengthy, often lasting nine months to a year. Our customers typically conduct significant technical evaluations of competing technologies prior to the commitment of capital and other resources. In addition, purchasing decisions may be delayed because of our customers' internal budget approval procedures. Sales also generally are subject to customer trials, which typically last three months. Because of the lengthy sales cycle and the large size of customers' orders, if orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could suffer.

There are Many Risks Associated with Our Participation in the Establishment of Advanced Physical Layer specifications to be added to DOCSIS.

      In November 1998, CableLabs selected us to co-author a technical specification for DOCSIS 1.2, an enhanced version of the DOCSIS cable modem standard based in part on our S-CDMA technology. Since then, CableLabs has reaffirmed its intention to add advanced upstream physical layer ("PHY") capabilities to the DOCSIS specifications as enhancements; however, CableLabs has modified its plans for how the specifications will be created. In September, 1999, CableLabs indicated that it wants to proceed with the advanced PHY work on two parallel tracks: one for the inclusion of our S-CDMA technology, as proposed by Terayon; and, one for the inclusion of
Advanced TDMA technology, as proposed by other companies.   CableLabs wants
work to proceed in parallel on these two complementary technologies, but the intention remains to include both as operating modes in a future version of the DOCSIS specification, consistent with the original plans for DOCSIS 1.2. As part of the new plan to add advanced PHY capabilities to DOCSIS, CableLabs has dropped reference to what was formerly called DOCSIS 1.2, the name given in November to the specification that includes advanced PHY.

      CableLabs has requested that we submit a prototype of a DOCSIS system that incorporates an S-CDMA advanced PHY capability for testing. CableLabs has stated that if the testing of this prototype reveals that the S-CDMA advanced PHY works as claimed, and if the costs for adding S-CDMA to DOCSIS products are in line with estimates, then it is highly likely that it will add S-CDMA advanced PHY capabilities to a future version of the DOCSIS specification. There can be no guarantee that the prototype we submit to CableLabs will demonstrate the level of performance that CableLabs seeks, or, that even if it does meet performance expectations that CableLabs will incorporate the technology into a future version of DOCSIS specifications. In addition, if CableLabs does proceed to include S-CDMA in a future DOCSIS specification, there can be no guarantee that the DOCSIS S-CDMA specification will be the same as the specification we incorporated in the prototype submitted for tests.

      If CableLabs does not adopt an enhancement to the DOCSIS specifications based on S-CDMA technology, or if it adopts a version that is substantially different than what we propose, it is likely our future revenues and operating results will be adversely affected. It may also cause us to incur substantial additional research and development expenditures to adapt our specifications to the version adopted by CableLabs.

     CableLabs has not established a schedule for adding either the S-CDMA or Advanced TDMA capabilities to the DOCSIS specifications; although, CableLabs has indicated that they want to proceed expeditiously. Delays in the establishment of a firm specification for S-CDMA in DOCSIS could harm our plans to sell DOCSIS compatible modems and headend equipment. In particular, if the final DOCSIS S-CMDA specification is not approved prior to the time when the company is ready to ship DOCSIS products with S-CDMA features included, then we could face two choices. The first would be to delay the introduction of those products until the DOCSIS S-CDMA specification is released. The second would be to introduce the S-CDMA features as proprietary enhancements on top of a standard DOCSIS product. Either one of the choices could harm revenues and operating results.

      We have already given CableLabs assurances that we will contribute some aspects of our proprietary S-CDMA technology to a royalty-free intellective property pool, if S-CDMA is included in a future version of DOCSIS specifications.. This royalty-free pool has been established by CableLabs to facilitate the participation of as many vendors as possible in providing equipment that is compatible with the DOCSIS specifications. As a result, any of our competitors who join the DOCSIS intellectual property pool would have access to some aspects of our technology and will not be required to pay us any royalties or other compensation. If a competitor is able to duplicate the functionality and capabilities of our technology, we could lose some or all of the time-to-market advantage we might otherwise have which could harm our future revenues and operating results.

      We believe the addition of advanced upstream PHY capabilities to DOCSIS will increase the overall market for DOCSIS-compatible products, and as such will result in increased competition in the cable modem market. This competition could come from existing competitors or from new competitors who enter the market as a result of the enhancements to the specifications. This increased competition is likely to result in lower ASPs of cable modem systems and could harm revenues and gross margins. Because our competitors will be able to incorporate some aspects of our technology into their products, our current customers may choose alternate suppliers or choose to purchase DOCSIS-compliant cable modems with advanced PHY capabilities from multiple suppliers. We may be unable to produce DOCSIS compliant cable modems with advanced PHY capabilities more quickly or at lower cost than our competitors. The inclusion of our S-CDMA technology in DOCSIS could result in increased competition for the services of our existing employees who have experience with S-CDMA. The loss of these employees to one or more competitors could harm our business.

         DOCSIS standards have not yet been accepted in Europe and Asia. If standards that are not compatible with DOCSIS standards ultimately achieve widespread acceptance outside of the United States and Canada, we could be required to redesign our products for use in those markets. We would also be faced with the additional challenge of convincing additional standards bodies that an advanced PHY based on S-CDMA technology should be included in
those standards.   There is no guarantee that we would be successful in
convincing them of this. Even if we were able to successfully redesign our products to implement standards other than DOCSIS, this would likely adversely affect our sales and gross margin results outside of the North America.

 We Need to Develop New Products.

         Our future success will depend in part on our ability to develop, introduce and market new products in a timely manner. We must also respond to competitive pressures, evolving industry standards and technological advances. Our current S-CDMA products are not DOCSIS-compliant, and we do not expect to sell our DOCSIS compliant products with advanced PHY based on S-CDMA until the Year 2000. As the Year 2000 approaches, existing or potential customers may delay purchases of our current cable modem system in order to purchase systems that comply with the DOCSIS standard. In addition, potential new customers could decide to purchase DOCSIS compliant products from one or more of our competitors rather than from us. As a result our product sales in the first half of the Year 2000 may be lower than we anticipate. As 2000 approaches, we may be required to reduce the price of our current products for sales to existing customers. This would harm our operating results and gross margin.

         It is expected that the DOCSIS specifications that include specifications for advanced PHY will be based upon both S-CDMA and advanced TDMA technology. In that event, we will have to incorporate advanced TDMA technology into our DOCSIS compliant products. If we are unable to do this effectively, or in a timely manner, we will lose some or all of the time-to-market advantage we might otherwise have had.

 Average Selling Prices of Cable Equipment Typically Decrease.

       The cable equipment systems industry has been characterized by erosion of average selling prices. We expect this to continue. This erosion is due to a number of factors, including competition, rapid technological change and price performance enhancements. The average selling prices for our products may be lower than expected as a result of competitive pricing pressures, our promotional programs and customers who negotiate price reductionsin exchange for longer term purchase commitments. We anticipate that ASPs and gross margins for our products will decrease over product life cycles. In addition, we believe that the widespread adoption of industry standards is likely to further erode ASPs, particularly for cable modems. It is likely that the adoption of widespread industry standards also will result in increased retail distribution of cable modems, which could put further price pressure on our modems. Decreasing ASPs could result in decreased revenues even if the number of units sold increases. As a result, we may experience substantial period-to-period fluctuations in future operating results due to ASP erosion. Therefore, we must continue to develop and introduce on a timely basis next-generation products with enhanced functionality that can be sold at higher gross margins. Our failure to do this could cause our revenues and gross margin to decline.

 We Must Achieve Cost Reductions.

         Certain of our competitors currently offer cable modems at prices lower than ours. Market acceptance of our products will depend in part on reductions in the unit cost of our products. We expect that as headend equipment becomes more widely deployed, the price of cable modems and other products will decline. In particular, we believe that the widespread adoption of industry standards such as DOCSIS will cause increased price competition for cable modems. However, we may be unable to reduce the cost of our modems sufficiently to enable us to compete with other cable modem suppliers. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or lead to gross margin improvement.

          Some of our competitors are larger and manufacture products in significantly greater quantities than we intend to for the foreseeable future. Consequently, these competitors have more leverage in obtaining favorable pricing from suppliers and manufacturers. In order to remain competitive, we must significantly reduce the cost of manufacturing our products through redesign and engineering changes. We may not be. Even if we are successful, our redesign may be delayed or may contain significant errors and product defects. In addition, any redesign may not result in sufficient cost reductions to allow us to significantly reduce ASPs of our products or improve our gross margin. Reductions in our manufacturing costs will require us to use more highly integrated components in future products and may require us to enter into high volume or long-term purchase or manufacturing agreements. Volume purchase or manufacturing agreements may not be available on acceptable terms. We could incur expenses without related revenues if we enter into a high volume or long-term purchase or manufacturing agreement and then decide that we cannot use the products or services offered by that agreement.

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

* the magnitude and timing of capital spending by cable operators for implementation of broadband access systems for cable networks;

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

ITEM III:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 1998 have not changed signficantly.

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

The aggregate proceeds from the offering were $39.0 million. We paid expenses of approximately $3.9 million, of which approximately $2.7 million represented underwriting discounts and commissions and approximately $1.2 million represented expenses related to the offering. Net proceeds from the offering were $35.1 million. Of the net proceeds, as of September 30, 1999, approximately $12.0 million had been used to fund operating activities, $1.5 million had been used for payments on long-term debt and capital lease obligations, $3.6 million had been used to purchase property and equipment and $1.0 million had been used to purchase other assets. The use of proceeds described in our Registration Statement. At September 30, 1999, the remainder of the net proceeds were invested in short-term, interest-bearing, investment grade securities.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits


Exhibit
Number   Description of Document


10.26 Lease Agreement dated April 20, 1998 between Imedia Corporation and Martin CL Associate, L.P.

10.27    Sublease Agreement dated November 15, 1999 between Imedia
         Corporation and ISP Channel, Inc.

27.1     Financial Data Schedule


      (b) Reports of Form 8-K

         1.  Terayon filed a current report on Form 8-K dated September
16, 1999 on October 1, 1999 reporting Terayon's acquisition of Imedia Corporation. The current report was amended on October 4, 19999 to include the financial statements of Imedia and the pro forma financial information reflecting the purchase combination of Terayon and Imedia.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TERAYON COMMUNICATION SYSTEMS, INC.



By: /s/ RAY M. FRITZ                    Date: November 15, 1999
 ------------------------------------
 Ray M. Fritz
 Chief Financial Officer
         (Principal Accounting and Financial Officer)