Form 10-K
period 1999-12-31
TERAYON COMMUNICATION SYSTEMS
filed 2000-03-31
CIK 1052303

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 24, 2000 as reported on the Nasdaq National Market, was approximately $4,571,171,656. Shares of Common Stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 24, 2000, registrant had outstanding 28,972,171 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Shareholders to be filed by April 28, 2000.Report on Form 8-K dated December 27, 1999.

================================================================================

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This report on Form 10-K contains forward-looking statements of Terayon Communication Systems, Inc. within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to: statements related to industry trends and future growth in the markets for cable modem systems; our strategies for reducing the cost of our products; our product development efforts; the effect of GAAP accounting pronouncements on the our recognition of revenues; our future research and development; the timing of our introduction of new products; the timing and extent of deployment of our products by its customers; and, future profitability. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed in Item 7 of this Report on Form 10-K, among other things, should be considered in evaluating our prospects and future financial performance.




PART I
ITEM 1.  BUSINESS

Overview

        Our business is to develop, market and sell broadband access systems that enable cable operators and other providers of broadband access services to cost-effectively deploy reliable two-way broadband services over cable, copper wire and wireless systems. To date, our development and marketing efforts have focused primarily on cable operators.
However, with some recent acquisitions of complimentary technology and businesses, we have also turned our attention to providers of broadband services using existing telephone, copper wire infrastructures and wireless systems.

        For cable operators, our first product was the TeraComm system, which is based on our patented Synchronous Code Division Multiple Access or "S-CDMA" technology. The TeraComm system is comprised of the TeraPro cable modem, the TeraLink 1000 Master Controller, the TeraLink Gateway and the TeraView Element Management and Provisioning software. Our patented S-CDMA technology enables reliable two-way broadband communications over both pure coaxial and hybrid fiber/coax cable infrastructures and is designed to enable cable operators to maximize the capacity and reliability of broadband services over any cable plant. Our technology maximizes the resistance to noise that interferes with data transmissions over previously unusable frequency spectrums and thereby allows cable operators to minimize time-consuming and costly cable plant upgrades, achieve reduced time to market and provide a wide range of service levels to residential and commercial end users. Cable operators using the TeraComm system can provide additional revenue-generating services to end users. This enables cable operators to compete effectively in the emerging market for broadband access services.

        In recent years, the volume of bandwidth intensive data, voice and video traffic across the Internet, corporate intranets and other public networks has increased dramatically. International Data Corporation ("IDC") estimates that the number of Internet users will increase from approximately 69 million at the end of 1997 to approximately 320 million by the end of 2002. IDC also estimates that the number of home office households will increase from approximately 35 million at the end of 1997 to approximately 50 million by the end of 2002. Although various technologies have emerged to address the need for broadband access, the existing cable infrastructure currently provides the highest available two-way transmission speeds and "always-on" availability. In addition, the existing cable infrastructure currently passes more than 95% of homes in the U.S. and a large number of small businesses.

        We sell our products to cable operators through direct sales forces in North America, Latin America and Europe. We also distribute our products via distributors and systems integrators. Companies currently using or distributing the TeraComm system include Shaw Communications
Inc., Rogers Communications Inc., TCA Cable TV, Inc., Cablevision
Systems, Inc., and Crossbeam Networks Corporation, a wholly owned subsidiary of Sumitomo Corporation.

        The market for broadband access products and services is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. A significant element of our strategy is to advance industry standards and to extend our technology leadership and achieve rapid time to market. In November 1998, CableLabs selected us to co-author DOCSIS 1.2, an enhanced version of the DOSCIS cable modem specification based in part on our S-CDMA technology. In September 1999, CableLabs indicated that it intended to proceed with the advanced PHY work on two parallel tracks: one for the development of a prototype based on our S-CDMA technology and one for the inclusion of Advanced TDMA technology, as proposed by other
companies.   In February 2000, CableLabs further clarified the status of the advanced PHY project regarding a separate release that will include TDMA technologies. In addition, CableLabs reiterated that it is continuing to work with us on the development of a DOCSIS specification that could include our S-CDMA technology. To that end, CableLabs has requested that we submit a prototype of a DOCSIS system that incorporates an S-CDMA advanced PHY capability for testing. CableLabs has stated that if the testing of this prototype reveals that the S-CDMA advanced PHY works as claimed (including proper backwards compatibility and coexistence with the other aspects of DOCSIS), and if the costs for adding S-CDMA to DOCSIS products are in line with estimates, then it is likely, but not certain, that S-CDMA advanced PHY capabilities will be included in a future version of the DOCSIS specification. The prototype we submit to CableLabs may fail to demonstrate the level of performance that CableLabs seeks, even if it does meet performance expectations there can be no guarantee that CableLabs will incorporate the technology into a future version of DOCSIS specifications. In addition, if CableLabs does proceed to include S-CDMA in a future DOCSIS specification, there can be no guarantee that the DOCSIS S-CDMA specification will be the same as the specification we incorporated in the prototype submitted for tests, which may require us to further develop our prototype.

        The rapid evolution of broadband has resulted in cable television operators, providers of telephone services and other service providers seeking to provide a bundle of voice, data and video services to their residential and commercial subscribers over existing and new infrastructures. Consistent with our objective to be a leading provider of broadband access, through a series of recent acquisitions,, we are building a complete portfolio of broadband products to support high speed delivery of voice, data and video services over cable, copper wire
(DSL) and wireless.

        In the fall of 1999, we acquired Imedia Corporation and the CherryPicker digital video management system. In November 1999, we completed our acquisition of Radwiz Ltd., a provider of communication access systems based on high-speed IP routing, integrated with telephony, and on January 2, 2000 we completed our acquisition of Telegate Ltd., a developer and manufacturer of telephony and data access platforms that are deployed by service providers to deliver efficient carrier-class voice services over cable. In addition, in February 2000, we entered into definitive agreements to acquire the Access Network Electronics Division (ANE) of Tyco Electronics Corporation, a subsidiary of Tyco International Ltd., and Combox Ltd. In March 2000 we entered into an agreement to purchase certain assets of Internet Telecom Ltd. and an agreement to acquire Ultracom Ltd.

        Our company was incorporated in California in January 1993 and reincorporated in Delaware in July 1998. References in this report to "Terayon," "we," "our" and "us" refer to Terayon Communication Systems, Inc. and its subsidiaries.

Recent Events

        In October 1999, we entered into Share Purchase Agreements to acquire Radwiz Ltd. and Telegate Ltd., both Israeli companies. The acquisition of Radwiz closed in November 1999. Radwiz produces communication access systems based on high-speed IP routing, integrated with telephony. Radwiz's systems include both center office Digital Subscriber Line Access Multiplexers (DSLAMs) and customer premises equipment for small office, home office (SOHO) business broadband services. The former shareholders and vested optionholders of Radwiz received a total of 946,153 shares and options to purchase shares of our common stock. The total purchase price was approximately $53.6 million. The acquisition was accounted for as a purchase transaction.

        The acquisition of Telegate closed on January 2, 2000. Telegate produces telephony and data access platforms that are deployed by service providers to deliver efficient carrier-class voice services over cable. Telegate also provides in-home networking capability for telephony and data, based on the Digital Enhanced Cordless Telephony
(DECT) standard.    The former shareholders and vested optionholders of
Telegate received a total of 2.2 million shares and options to purchase shares of our common stock. In addition, the former shareholders are to receive a cash payment of approximately $3.5 million. The total purchase price was approximately $145.0 million. We expect to account for the acquisition as a purchase transaction

        In February 2000, we entered into an Asset Purchase Agreement to acquire certain assets and assume certain liabilities of ANE which produces DSL (Digital Subscriber Line) systems that provide multiple phone lines a single pair of copper wires. In general, we will issue shares and options to purchase shares of our common stock valued at approximately $85.0 million based on the volume weighted average of the per share sales price of our common stock as reported on the Nasdaq National Market for the ten consecutive trading days prior to the closing date. In addition, we have agreed to establish an employee retention program for purposes of retaining certain identified employees of ANE. The retention program provides for up to 3 annual payments to the identified employees in a total amount of approximately $4.5 million provided the employees remain employed by us. The retention payments will be charged to expense in the period incurred. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2000. We expect to account for the acquisition as a purchase transaction.

        In February 2000, we also entered into a Share Purchase Agreement to acquire Combox Ltd, an Israeli company that manufactures broadband data systems and satellite communications based on international standards. Combox's cable data access systems conform to the growing EuroModem international specification, based on the Digital Video Broadcasting
(DVB) standard. In general, Combox shareholders will receive a total of 775,000 shares and options to purchase shares of our common stock.
Based on the fair market value of our common stock on the days immediately preceding and following the date the acquisition was announced, the total purchase price is estimated to be approximately
$92.0 million. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2000. We expect to account for the acquisition as a purchase transaction.

        In February 2000, the Company's board of directors approved a two-for-one split of the Company's outstanding shares of common stock to be effected in the form of a stock dividend. The stock split is pending stockholder approval of an increase in the our authorized shares and therefore the changes in the capital structure resulting from the split have not been given retroactive effect throughout this Report on Form 10-K.

        In March 2000, we entered into an Asset Purchase Agreement ("Internet Telecom Agreement") with our subsidiary Telegate, under which Telegate agreed to purchase certain assets of Internet Telecom Ltd. ("Internet Telecom"), an Israeli company. Internet Telecom is a supplier of PacketCable and other standards-based, voice-over-IP
("Internet Protocol") systems and technologies.   In general, Telegate
will acquire the assets of Internet Telecom in exchange for shares our common stock valued at approximately $44.0 million based on the fair market value of our common stock on the days immediately preceding and following the date the acquisition was announced and a cash payment estimated at approximately $2.0 million. The transaction is subject to customary closing conditions and is expected to close in the second quarter. We expect to account for the transaction as a purchase transaction.

        In March 2000, we entered into a Share Purchase Agreement to acquire Ultracom Ltd. ("Ultracom"), an Israeli company. Ultracom is a supplier of broadband systems-on-silicon. In general the Ultracom shareholders and vested optionholders will receive shares and option of our common stock valued at approximately $30.0 million based on the closing price of our common stock as reported by Nasdaq on the fifth business day immediately preceding the closing and a cash payment estimated at approximately $2.3 million. We will also assume the unvested Ultracom options, the value of which will be included in the purchase price. The transaction is subject to customary closing conditions and is expected to close in the second quarter. We expect to account for the transaction as a purchase transaction.

        In March 2000, Rogers purchased 1,843,409 shares of our common stock. The shares were issued on a net issuance basis pursuant to the exercise of two warrants, each to purchase 1.0 million shares of our common stock issued in March 1999. Because the warrants were exercised on a cashless basis the exercise resulted in no proceeds to us.

Business Segments

        We operate in one business segment, the sale of broadband access systems. Our primary products are sold together as part of systems and we do not report revenue derived from the sale of individual components. Additional information about our operations by business segment and geographic region is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report and Note 13 of Notes to Consolidated Financial Statements included in
Item 8 of this report.

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

        CherryPicker Digital Video Management Systems.

         CherryPicker Digital Video Management Systems are scalable, open platforms that enable cable, satellite and terrestrial operators to deliver customized digital programming. Patented statistical re-multiplexing technology gives operators ultimate control over programming and allows them to create a customized output multiplex of programs by selecting feeds (grooming) from a vast array of sources. The CherryPicker helps operators maximize their available bandwidth while enabling them to provide program offerings that target specific local demographics.

        Digital Subscriber Line Systems (xDSL).

        We produce communications access systems based on high-speed IP routing, integrated with telephony. Our innovative systems include both central office DSLAMs (Digital Subscriber Line Access Multiplexers) and customer premise equipment for SOHO business broadband services. These systems deliver high- capacity, symmetric voice and data services to the business market, with high density port aggregation at the central office site for maximum cost efficiency.

        Multigate Telephony and Data Access Systems

        We produce telephony and data access systems for deployment of efficient carrier-class voice services over cable. Our systems also provide in-home networking capability for telephony and data, based on the Digital Enhanced Cordless Telephony ("DECT") standard. Our systems support voice, high-speed data, and Integrated Service Digital Network ("ISDN") services for the business telecommuting market and the SOHO market.

Customers

         We market our products to providers of broadband access services that seek to provide broadband access services to both residential and commercial end users. Our initial target market has consisted of the ten largest cable companies in each major geographic area. In most markets, a small number of large cable operators often provides services to a majority of subscribers in a specific region and thus influences the purchasing decisions of smaller cable operators. Currently, in the United States, ten cable operators together own and operate facilities passing approximately 78% of total homes passed. We commenced volume shipments of our TeraComm system in the first quarter of 1998. To date, four of the largest North American cable operators, Cablevision, Rogers, Shaw and TCA, are offering subscribers reliable broadband access services using our TeraComm system.

        Selected examples of the range of customers and applications for which the TeraComm system is being commercially deployed are as follows:

        Rogers. Rogers is the largest cable operator in Canada and one of the ten largest North American cable operators, with cable infrastructure passing approximately 2.8 million homes, primarily located in Toronto, Ottawa, Vancouver and Southwestern Ontario. Roger's systems are some of the most advanced two-way cable networks in North America, with over 85% of its networks currently two-way and capable of supporting high-speed Internet services.

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

        United Pan-Europe Communications (UPC). UPC is one of the largest broadband communications companies in Europe, providing cable television, telephony, Internet and programming services. UPC's systems have approximately 5.9 million homes in their franchise areas, with 4.9 million homes passed.

        TCA. TCA (a subsidiary of Cox Communications, Inc.) is the 16th largest cable operator in the United States, with cable infrastructure passing approximately 1.2 million homes, primarily in Texas, Arkansas and Louisiana. TCA has deployed the TeraComm system in certain metropolitan areas in Texas.

        Cable operators worldwide are also successfully deploying our CherryPicker Digital Video Management Systems.
Cable operators that have deployed our CherryPicker system include Cox Communications, Time Warner and Adelphia.

        In addition to cable operators, we market our DSL products to leading providers of telephony services throughout the world. The pending acquisition of ANE provides Terayon with a strong customer presence in the U.S. communications market.  ANE's customers include all of the major U.S. ILECs (Incumbent Local Exchange Carriers), including SBC,
Bell Atlantic, Bell South, U.S. West and GTE.   The growth of the
Internet has increased the demands on these and other carriers to provide incremental bandwidth to support a host of voice and data services. We believe our DSL line of products is positioned to participate in the growing broadband DSL market.

        Four customers accounted for approximately 66% of our revenues in 1999 and three customers accounted for approximately 70% of our revenues in 1998. We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future. In addition, we believe that sales to these customers will be focused on a small number of projects.

Research and Development

        We believe that our future success will depend on our ability to enhance our existing products and to develop and introduce new products that meet a wide range of evolving broadband access service providers and end user needs. In addition, to address competitive and pricing pressures, we expect that we will have to reduce the unit cost of manufacturing our cable modems through design and engineering changes. For example, in the fourth quarter of 1998, we introduced a single-board modem, which provides cost savings over our original dual-board modem. In 1999, we introduced several new versions of the single-board modem, each of which represented additional cost savings over the previous version.

        We currently are designing and developing a DOCSIS system that includes S-CDMA advanced PHY capabilities, which will include a cable modem and an accompanying headend controller. These products are in the early stages of development and we do not anticipate commercial availability of these products until late 2000. We also are developing a common multimedia platform for current and advanced transmission of data, voice and video over existing broadband infrastructures, including
cable, DSL and wireless.   These products also are in the early stages
of development and we do not anticipate commercial availability of these products until late 2001.

        As of December 31, 1999, we had 111 employees engaged in research and development. Our total research and development expenses were $17.6 million in 1999, $10.7 million in 1998 and $11.3 million in 1997.

Sales and Marketing

        We have direct sales forces in North America, Latin America and Europe. We also distribute our products via distributors and systems integrators. We have signed a distribution agreement with Sumitomo under which Crossbeam is distributing the TeraComm system to several of Japan's leading cable operators. In January 2000, we signed a distribution agreement with BARCO Communication Systems, for the sale of Terayon's CherryPicker systems to cable television operators worldwide.

        We market our products directly to providers of broadband access services through our sales force, key distribution and technology partners, as well as other marketing vehicles such as industry press, trade shows and the World Wide Web. Through our marketing efforts, we strive to educate providers on the technological and business benefits of our system solution, as well as our ability to provide quality support and service to the customer. We participate in the major trade shows and industry events for the broadband access industry in the United States and we are expanding our presence in other markets through joint participation at local events with our international sales and marketing partners. Industry referrals and reference accounts are significant marketing tools we develop and utilize.

Customer Service and Technical Support

        We believe that our ability to consistently provide high quality service and support will be a key factor in attracting and retaining customers. Our TSS (Technical Services and Support) organization provides support 24 hours a day, seven days per week. Prior to deployment of our systems, each customer's needs are assessed and proactive solutions are implemented, including various levels of training, periodic management and coordination meetings, and problem escalation procedures. We place a strong emphasis on technical training for our customers. Initial training is offered at no cost, both at our headquarters in Santa Clara and on our customer's premises. At December 31, 1999, the TSS organization consisted of 28 employees located in North America, Europe, Latin America and Asia.

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

Manufacturing

        We outsource the materials procurement, printed circuit board assembly, and product assembly and testing to turnkey contract manufacturers. Currently, we contract with Solectron, located in Milpitas, California, and CalComp Electronics, located in Thailand, for the manufacture of the majority of our products. We have a limited in-house manufacturing capability at our Santa Clara headquarters. This facility currently is used for the assembly and final testing of TeraLink 1000 Master Controllers and TeraLink Gateways. We also use this facility for pilot production of new product designs, sample testing of products received from volume manufacturers, developing the manufacturing process and documentation for new products in preparation for outsourcing. We also perform repair operations for some of our products returned from customers with our in-house manufacturing resources.

        Our future success will depend in significant part on our ability to obtain high volume manufacturing at low costs. As volume increases, we plan to engage additional contract manufacturers, to procure additional manufacturing facilities and equipment, to modify existing inventory procedures, to substantially increase our personnel and to revise our quality assurance and testing practices. As part of our efforts to reduce costs, we began volume shipments in fourth quarter of 1998 of our single-board cable modem, which has higher gross margins than our original dual-board cable modem. In 1999, we introduced several cost reduced versions of the single-board modem, as part of our continuing cost reduction efforts. We anticipate that we will need to reduce further the cost to manufacture our products and we will continue to evaluate the use of low cost third-party suppliers and manufacturers.

        Subcontractors supply our contract manufacturers with both standard components and subassemblies manufactured to our specifications. We depend upon certain key suppliers for a number of the components for our products. For example, we currently rely on Philips Semiconductor, Inc. (formerly VLSI Technology, Inc.) for our S-CDMA ASIC, which is used in our headend and cable modem products. In addition, all of our products contain one or more components that currently are only available from a single source.

Competition

        The market for broadband access systems is extremely competitive and is characterized by rapid technological change. Our direct competitors in the cable modem arena include Cisco, Com21, Matsushita, Motorola, Nortel, Phasecom, RCA, Samsung, Scientific-Atlanta, Sony, 3Com, Toshiba and Zenith and there are many other potential market entrants. We also sell products that compete with existing data access and transmission systems utilizing the telecommunications networks, such as those of 3Com. Additionally, our controller and headend system products face intense competition from well-established companies such as Cisco, Nortel and 3Com. Our direct competitors in the DSL arena include ECI Telecom, Charles Industries, Pairgain, Copper Mountain, Accelerated Networks, Integral Access and Vina Technologies.

        The principal competitive factors in the broadband access market include product performance, features and reliability, price, size and stability of operations, breadth of product line, sales and distribution capability, technical support and service, relationships with providers of broadband access services, standards compliance, and general industry and economic conditions. Some of these factors are outside of our control. The existing conditions in the broadband access market could change rapidly and significantly as a result of technological changes, and the development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. In addition, these companies and other competitors could introduce broadband access products that will be less costly or provide superior performance or achieve greater market acceptance than our products.

        Many of our current and potential competitors have significantly greater financial, technical, marketing, distribution, customer support and other resources, as well as greater name recognition and access to customers.

        The market for our products may be impacted by the development of other technologies that enable the provisioning of broadband access
services and the deployment of services over other media.   Widespread
acceptance of other technologies or deployment of services over media not supported by our products could materially limit acceptance of our broadband access systems. Broadband access services supported by our products and technology may fail to gain widespread commercial acceptance by providers of broadband access services and end users.

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

Intellectual Property

        We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. Our pending patent applications may not be granted. Even if they are granted, the claims covered by the patents may be reduced from those included in our applications. Any patent might be subject to challenge in court and, whether or not challenged, might not be broad enough to prevent third parties from developing equivalent technologies or products without taking a license from us. We have entered into confidentiality and invention assignment agreements with our employees, and we enter into non-disclosure agreements with some of our suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. These statutory and contractual arrangements may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. In addition, the laws of some foreign countries might not protect our products or intellectual property rights to the same extent as do the laws of the United States. Protection of our intellectual property might not be available in every country in which our products might be manufactured, marketed or sold.

          In November 1998, CableLabs selected us to co-author DOCSIS 1.2, an enhanced version of the DOSCIS cable modem specification based in part on our S-CDMA technology. In September 1999, CableLabs indicated that it intended to proceed with the advanced PHY work on two parallel tracks: one for the development of a prototype based on our S-CDMA technology and one for the inclusion of Advanced TDMA technology, as proposed by other
companies.   In February 2000, CableLabs further clarified the status of the advanced PHY project regarding a separate release that will include TDMA technologies. In addition, CableLabs reiterated that it is continuing to work with us on the development of a DOCSIS specification that could include our S-CDMA technology. To that end, we have indicated to CableLabs that we would contribute some aspects of our S-CDMA technology to the DOCSIS intellectual property pool if and when a DOCSIS specification is approved that includes our S-CDMA technology. We would contribute our technology pursuant to a license agreement with CableLabs that we would execute at that time, and which contains the terms that CableLabs has established for the inclusion of any intellectual property from any source in the DOCSIS specifications. Under the terms of the proposed license agreement, we would grant to CableLabs a royalty-free license for those aspects of our S-CDMA technology that are essential for compliance with the DOCSIS cable modem standard. So-called "implementation know how" is not covered by this license-only those aspects of the technology that are essential to implementing a compliant product. CableLabs would have the right to extend royalty-free sublicenses to companies that wish to build DOCSIS-compatible products. These sublicenses would allow participating companies to utilize and incorporate the essential portions of the S-CDMA technology on a royalty-free basis for the limited use of making and selling products or systems that comply with the DOCSIS cable modem specification Terayon has already joined the DOCSIS intellectual property pool and, as a result, we have a royalty-free sublicense that allows us to ship DOCSIS-compatible products which contain intellectual property submitted by other companies. The scope of this license would not extend to the use of the S-CDMA technology in other areas; only for products that comply with the DOCSIS
specifications.   As a result, any of our competitors who join or have
joined the DOCSIS intellectual property pool will have access to some aspects of our technology without being required to pay us any royalties or other compensation. If and when we submit S-CDMA to the DOCSIS Intellectual Property pool, we are in no way restricted from entering into royalty-bearing license agreements with companies that wish to use the S-CDMA technology for purposes other than implementing DOCSIS compatible products, or that do not wish to enter into the DOCSIS intellectual property pool. Further, some of our competitors have been successful in reverse engineering the technology of other companies, and the inclusion of S-CDMA in a future DOCSIS specification would expose some aspects of our technology to those competitors. DOCSIS specifications are available on an open basis once they are approved, not only to companies that are members of the DOCSIS IP Pool. If a competitor is able to duplicate the functionality and capabilities of our technology, we could lose all or some of the time-to-market advantage we might otherwise have. Under the terms of the proposed license agreement, if we sue certain parties to the proposed license agreement on claims of infringement of any copyright or patent right or misappropriation of any trade secret, those parties may terminate our license to the patents or copyrights they contributed to the DOCSIS intellectual property pool. If a termination like this were to occur, we would continue to have access to some aspects of the DOCSIS intellectual property pool, but we would not be able to develop products that fully comply with the DOCSIS cable modem specification. Also, even if we were to be removed from the IP pool, we would not be prevented from developing and selling products that fully comply with the DOCSIS specifications, but we would not be able to do this with the benefit of a royalty-free license, which would increase the cost of our products, assuming we were able to obtain a license agreement for the required technology. Because of these terms, we may find it difficult to enforce our intellectual property rights against certain companies, even in areas that are not directly related to DOCSIS specifications and products.

        We anticipate that developers of cable modems increasingly will be subject to infringement claims as the number of products and competitors in our industry segment grows. We have received letters from two individuals claiming that our technology infringes patents held by these individuals. We have reviewed the allegations made by these individuals and, after consulting with our patent counsel, we do not believe that our technology infringes any valid claim of these individuals' patents.
If the issues are submitted to a court, the court could find that our products infringe these patents. In addition, these individuals may continue to assert infringement. If we are found to have infringed these individuals' patents, we could be subject to substantial damages and/or an injunction preventing us from conducting our business. In addition, other third parties may assert infringement claims against us in the future. An infringement claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements.
These royalty or licensing agreements may not be available on terms acceptable to us or at all. Litigation also may be necessary to enforce our intellectual property rights.

        We pursue the registration of our trademarks in the United States and have applications pending to register several of our trademarks.
However, the laws of certain foreign countries might not protect our products or intellectual property rights to the same extent as the laws of the United States. This means that effective trademark, copyright, trade secret and patent protection might not be available in every country in which our products might be manufactured, marketed or sold.

Employees

        As of December 31, 1999, we had 248 employees, of which 111 were in the engineering group, 74 were in marketing, sales and customer support, 29 were in operations and 34 were in general and administrative functions. None of our employees is represented by a union. We believe that our relations with our employees are good.

Executive Officers of the Registrant

        Certain information regarding our executive officers as of March 24, 2000, is set forth below.


          Name              Age                  Position
-------------------------  -----  ---------------------------------------


 Dr. Zaki Rakib(1).........  41   Chief Executive Officer and Director
 Shlomo Rakib..............  43   Chairman of the Board, President and
                                  Chief Technical Officer
 Ray M. Fritz..............  54   Chief Financial Officer
 Dennis J. Picker..........  52   Chief Operating Officer



        Zaki Rakib co-founded Terayon in 1993 and has served as our Chief Executive Officer since January 1993 and as a director since February 1995. From January 1993 to July 1998, Dr. Rakib also served as our Chief Financial Officer. Prior to co-founding Terayon, Dr. Rakib served as Director of Engineering for Cadence Design Systems, an electronic design automation software company, from 1990 to 1994. Prior to joining
Cadence, Dr. Rakib was Vice President of Engineering at Helios Software, which was acquired by Cadence in 1990. Dr. Rakib holds B.S., M.S. and Ph.D. degrees in engineering from Ben-Gurion University in Israel. Dr. Rakib is the brother of Shlomo Rakib, our Chairman of the Board, President and Chief Technical Officer.

        Shlomo Rakib co-founded Terayon in 1993 and has served as our Chairman of the Board and President since January 1993 and as Chief Technical Officer since February 1995. Prior to co-founding Terayon, Mr. Rakib served as Chief Engineer at Phasecom, Inc., a communications products company, from 1981 to 1993, where he pioneered the development of data and telephony applications over cable. Mr. Rakib is the inventor of several patented technologies in the area of data and telephony applications over cable. Mr. Rakib holds a B.S.E.E. degree from Technion University in Israel. Mr. Rakib is the brother of Zaki Rakib, the Chief Executive Officer and a director of Terayon.

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

        Dennis J. Picker has served as our Chief Operating Officer since February 1998 and served as our Vice President, Standards from October 1997 to February 1998 and our Vice President, Engineering from May 1996 to October 1997. From 1994 to April 1996, Mr. Picker was Director of the Cable Data Products Business Unit of Motorola, Inc., an electronics company, and from 1992 to 1994, he was Senior Director of Data Networking Products at Motorola. Mr. Picker holds a B.S. degree in electrical engineering from the University of Pennsylvania and an M.S. degree in electrical engineering from Northwestern University.

ITEM 2. PROPERTIES

         Our headquarters are located in an approximately 60,000 square foot leased facility located in Santa Clara, California. The current lease for the Santa Clara facility expires in March 2002. We have sales offices in Atlanta, Georgia; Sao Paulo, Brazil; and Brussels, Belgium.
In addition, we have facilities in Tel Aviv, Israel. Subsequent to December 31, 1999, we entered into an agreement to lease approximately 82,000 square feet in Tel Aviv for a period of 5 years. It is our intention to consolidate the operations of our Israeli operations in this space. We believe that our existing facilities are adequate to meet our needs for the immediate future and that our future growth can be accommodated by leasing additional or alternative space near our current facilities.

ITEM 3. LEGAL PROCEEDINGS

        In September 1999, Imedia Corporation, now our subsidiary, was named as a defendant in a case alleging that Imedia breached its term sheet agreement with the Plaintiffs by negotiating with us while a no shop provision was in place and refusing to allowing the Plaintiffs to invest in Imedia. The Plaintiffs are seeking damages in excess of $12.0 million. As part of the terms of the Imedia Agreement and Plan of Merger and Reorganization, shares of our common stock to be issued to the former shareholders of Imedia were placed in escrow to indemnify us for any damages that are directly or indirectly suffered as a result any claim brought by any Person who was a prospective investor in Imedia and was not a securityholder of Imedia on the closing date of the Imedia acquisition. The value of the escrowed shares was approximately $10.0 million based on the market value of our common stock on the closing date. The case is in its initial stages, and no trial date has been established. We have reviewed the allegations made by the Plaintiffs and we do not believe that the outcome will have a negative impact on our financial position, results of operations or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders in the fourth quarter of 1999.



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

                                                        High       Low
                                                     ---------- ----------
1998:
   Third Quarter (from August 18, 1998)..............  $15.186     $7.000
   Fourth Quarter....................................  $40.500     $9.250

1999:
   First Quarter....................................   $50.125    $25.750
   Second Quarter...................................   $60.500    $26.375
   Third Quarter....................................   $57.625    $31.250
   Fourth Quarter...................................   $75.000    $37.750

2000:
   First Quarter (through March 24, 2000)............ $285.250    $54.500




        As of March 24, 2000 there were 535 stockholders of record. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        In November 1999, we issued 1,500,000 shares of Common Stock valued at $6.50 per share to Shaw Communications Inc. ("Shaw") pursuant to the exercise of a warrant to purchase 3,000,000 shares of our common stock issued in 1998. The issuance and sale of these shares was intended to be exempt from registration under the Securities Act of 1933 as amended by virtue of Section 4(2) thereof. Shaw represented its intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificate. Shaw received adequate information about us.

        In March 2000, we issued 1,843,409 shares of our common stock to Rogers Communications Inc. ("Rogers"). The shares were issued on a net issuance basis pursuant to the exercise of two warrants, each to purchase 1,000,000 shares of our common stock, issued in March 1999. The issuance and sale of these shares was intended to be exempt from registration under the Securities Act of 1933 as amended by virtue of
Section 4(2) thereof. Rogers represented its intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificate. Rogers received adequate information about us.

Use of Proceeds from Sales of Registered Securities

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

        The aggregate proceeds from the offering were $39.0 million. We paid expenses of approximately $3.9 million, of which approximately $2.7 million represented underwriting discounts and commissions and approximately $1.2 million represented expenses related to the offering.
Net proceeds from the offering were $35.1 million. Of the net proceeds, as of December 31, 1999, approximately $15.1 million had been used to fund operating activities, $1.5 million had been used for payments on long-term debt and capital lease obligations, $5.7 million had been used to purchase property and equipment, $2.4 million had been used to purchase other assets and $1.8 million had been used to fund a pre-acquisition loan to Imedia. The use of proceeds described in our Registration Statement. At December 31, 1999, the remainder of the net proceeds was invested in short-term, interest-bearing, investment grade securities.

ITEM 6.  SELECTED FINANCIAL DATA

                                                 Years Ended December 31,
                                     --------------------------------------------------
                                       1999      1998      1997      1996      1995
                                     --------- --------- --------- --------- ---------
                                             (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenues.......................       $97,009   $31,696    $2,118    $   --    $   --
Cost of goods sold.............        72,044    34,518     6,462        --       676
                                     --------- --------- --------- --------- ---------
Gross profit (loss)............        24,965    (2,822)   (4,344)       --      (676)
                                     --------- --------- --------- --------- ---------
Operating expenses:
 Research and development......        17,579    10,685    11,319     8,020     2,028
  Cost of product development assistance
    agreement........................  35,147       --      --        --        --
  In-process research and development  14,600       --      --        --        --
 Sales and marketing...........        15,727     6,947     4,468     1,141       205
 General and administrative..........   7,476     3,223     2,546     1,789       825
  Goodwill amortization..............   3,524       --      --        --        --
                                     --------- --------- --------- --------- ---------
 Total operating expenses......        94,053    20,855    18,333    10,950     3,058
                                     --------- --------- --------- --------- ---------
Loss from operations...........       (69,088)  (23,677)  (22,677)  (10,950)   (3,734)
Net interest income...........          5,008       449       128       253        68
                                     --------- --------- --------- --------- ---------
Net loss.......................       (64,080)  (23,228)  (22,549)  (10,697)   (3,666)

Series F convertible preferred
 stock dividend (1)...............        --     23,910        --        --        --
                                     --------- --------- --------- --------- ---------
Net loss applicable to common
 stockholders..................      ($64,080) ($47,138) ($22,549) ($10,697)  ($3,666)
                                     ========= ========= ========= ========= =========

Historical basic and diluted
 net loss per share applicable
 to common stockholders........        ($3.11)   ($5.25)   ($5.26)   ($2.64)   ($1.02)
                                     ========= ========= ========= ========= =========
Shares used in computing
 historical basic and diluted
 net loss per share applicable
 to common stockholders (2)........    20,630     8,986     4,289     4,054     3,589
                                     ========= ========= ========= ========= =========

                                                         December 31,
                                     --------------------------------------------------
                                       1999      1998      1997      1996      1995
                                     --------- --------- --------- --------- ---------
                                                        (in thousands)
Consolidated Balance
 Sheet Data:
Cash, cash equivalents and
 short-term investments........      $112,992   $28,880    $1,987   $12,864    $8,620
Working capital (deficit)......       112,374    24,422    (4,847)    9,971     6,934
Total assets...................       301,236    42,146     8,778    15,978    10,202
Long-term debt (less
 current portion)..............            37        10        44     1,255       439
Accumulated deficit............      (148,381)  (84,301)  (37,163)  (14,614)   (3,917)
Total stockholders' equity
 (net capital deficiency)......      $258,655   $28,103   ($1,174)  $11,405    $7,955



(1) See Note 10 of Notes to Consolidated Financial Statements for an explanation of the convertible preferred stock dividend.
(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method employed to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Our line of business is to develop, market and sell broadband access systems. Our objective is to be the leading provider of broadband access systems to providers of services to residential and commercial end users. Since our inception in January 1993, we have focused on the development of our patented S-CDMA technology, as well as certain other core technologies, to enable broadband transmission of data over cable networks. We began the specification and design of our first ASIC in October 1994 and produced the first version of this ASIC in September
1996. At the same time, we developed an end-to-end broadband access system, the TeraComm system, around the ASIC. We commenced volume shipments of our TeraComm system in the first quarter of 1998. However, with some recent acquisitions of complimentary technology and businesses, we have also turned our attention to providers of broadband services using existing telephone, copper wire infrastructures and wireless systems.

        We sell our products both in North America and internationally, and we market our products primarily to cable operators and distributors.
Our strategy is to supply leading providers of broadband access services worldwide. Consistent with this strategy, our initial target market consisted of the ten largest cable companies in each major geographic area. In most markets, a small number of large cable operators often provide services to a majority of the subscribers in a specific region and thus influence the purchase decisions of smaller cable operators.
In North America, three of the largest cable operators, Rogers Cable
Inc. (formerly Rogers Cablesystems Limited), Shaw Communications Inc., and TCA Cable TV, Inc. (a subsidiary of Cox Communications, Inc.), are deploying the TeraComm system. In Japan, through our partner Sumitomo Corporation, we have established ourselves as the market leader. In Europe, our TeraComm system is being deployed by UPC, one of Europe's largest broadband communications companies. As a result of the nature of the cable industry and our strategic focus, a small number of customers have accounted for the majority of our revenues to date, and we expect that the majority of our revenues will continue to be generated from a small number of customers for the foreseeable future.
In 1999, four customers accounted for approximately 66% of our revenues. This compares to approximately 70% of our revenues from three customers in 1998. We anticipate that the timing and maturity of these customers' deployments of the TeraComm system will result in variations in revenues generated from these customers.

        The market for broadband access products and services is characterized by rapid technological change, new product development product obsolescence and evolving industry standards. A significant element of our strategy is to advance industry standards and to extend our technology leadership and achieve rapid time to market. In November 1998, CableLabs selected us to co-author DOCSIS 1.2, an enhanced version of the DOCSIS cable modem specification based in part on our S-CDMA technology. In September 1999, CableLabs indicated that it intended to proceed with the advanced PHY work on two parallel tracks: one for the development of a prototype based on our S-CDMA technology and one for the inclusion of Advanced TDMA technology, as proposed by other
companies.   In February 2000, CableLabs further clarified the status of the advanced PHY project regarding a separate release that will include TDMA technologies. In addition, CableLabs reiterated that it is continuing to work with us on the development of a DOCSIS specification that could include our S-CDMA technology. To that end, CableLabs has requested that we submit a prototype of a DOCSIS system that incorporates an S-CDMA advanced PHY capability for testing. CableLabs has stated that if the testing of this prototype reveals that the S-CDMA advanced PHY works as claimed (including proper backwards compatibility and coexistence with the other aspects of DOCSIS), and if the costs for adding S-CDMA to DOCSIS products are in line with estimates, then it is likely that S-CDMA advanced PHY capabilities will be included in a future version of the DOCSIS specification. The prototype we submit to CableLabs may fail to demonstrate the level of performance that CableLabs seeks, even if it does meet performance expectations there can be no guarantee that CableLabs will incorporate the technology into a future version of DOCSIS specifications. In addition, if CableLabs does proceed to include S-CDMA in a future DOCSIS specification, there can be no guarantee that the DOCSIS S-CDMA specification will be the same as the specification we incorporated in the prototype submitted for tests, which may require us to further develop our prototype. .We intend to develop future products that are standards compliant and are actively participating in the development of additional industry standards. As part of our efforts to offer standards compliant products we introduced a CableLabs certified DOCSIS 1.0 cable modem to the market in the third quarter of 1999.

        The rapid evolution of broadband has resulted in cable television operators, providers of telephone service and other service providers seeking to provide a bundle of voice, data and video services to their residential and commercial subscribers over existing and new infrastructures. Consistent with our objective to be a leading provider of broadband access systems, through a series of recent acquisitions, we are building a complete portfolio of broadband products to support high-speed delivery of voice, data and video services over cable, copper wire
(DSL) and wireless. In the fall of 1999, we acquired Imedia Corporation and the CherryPicker digital video management system. In November 1999, we completed our acquisition of Radwiz Ltd., a provider of communication access systems based on high-speed IP routing, integrated with telephony, and on January 2, 2000 we completed our acquisition of Telegate Ltd., a developer and manufacturer of telephony and data access platforms that are deployed by service providers to deliver efficient carrier-class voice services over cable. In addition, in February 2000, we entered into definitive agreements to acquire the Access Network Electronics Division (ANE) of Tyco Electronics Corporation, a subsidiary of Tyco International Ltd., and Combox Ltd. In March 2000 we entered into an agreement to purchase certain assets of Internet Telecom Ltd.
and an agreement to acquire Ultracom Ltd.

        The intensely competitive nature of the market for broadband access systems has resulted in significant price erosion over time. We have experienced and expect to continue to experience downward pressure on our unit ASP or average selling price. We had negative gross margins from inception until the fourth quarter of 1998 when we achieved a positive gross margin for the first time as a result of our execution of cost reduction strategies. A key component of our strategy is to decrease the cost of manufacturing our products to improve our gross margins. For example, in the fourth quarter of 1998, we introduced a cable modem using a single-board design, which has higher gross margins than our original dual board design. Subsequently, we have successfully introduced several cost reduced versions of the single-board modem that have allowed us to continue to improve gross margin performance despite ongoing ASP declines. We intend to continue to engage in and implement cost reduction efforts, including the further integration of ASIC components, other design changes and manufacturing efficiencies.

        We sustained net losses applicable to common stockholders of $64.1 million in 1999, $47.1 million in 1998 and $22.5 million in 1997. As a result, we had an accumulated deficit of $148.4 million as of December
31, 1999. Our operating expenses are based in part on our expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. We expect to continue to increase our expenditures in technical development and sales and marketing as we engage in activities related to product enhancement, cost reduction and increasing market penetration. Additionally, we expect to increase our capital expenditures and other operating expenses in order to support and expand our operations. We anticipate that we will spend approximately $17.0 million on capital expenditures and approximately $35.0 to $45.0 million on research and development during the 12 months ended December 31, 2000. Anticipated capital expenditures consist of purchases of additional test equipment to support higher levels of production and computer hardware, furniture and leasehold improvements for expansion of our facilities, implementation of an ERP system and software and equipment for newly hired employees. As a result of these anticipated increased operating expenses, we expect to continue to incur losses for the foreseeable future.

Acquisition of Imedia Corporation and Radwiz Ltd.

        In September 1999, we acquired Imedia Corporation. Imedia developed and manufactured the CherryPicker digital video management system that enables cable operators to select and customize their program lineup for viewer preferences, while maximizing video capacity and quality over standards-based set-top boxes. The former shareholders and vested optionholders of Imedia received a total of 1.0 million shares and options to purchase shares of our common stock. The total purchase price was approximately $109.0 million. The acquisition was accounted for under the purchase method of accounting.

        In November 1999, we acquired Radwiz Ltd., an Israeli company that produces communication access systems based on high-speed IP routing, integrated with telephony. Radwiz's systems include both central office Digital Subscriber Line Access Multiplexers (DSLAMs) and customer premises equipment for small office, home office (SOHO) business
broadband services.   The former shareholders and vested optionholders
of Radwiz received a total of 946,153 shares and options to purchase shares of our common stock. The total purchase price was approximately $53.6 million. The Radwiz acquisition was accounted for under the purchase method of accounting.

        This Report on Form 10-K presents our financial results for the year ended December 31, 1999 combined results with Imedia for the portion of the period following September 16, 1999 and Radwiz Ltd for the portion of the period following November 22, 1999. As a result, the information contained herein may not be comparable to results in previous years.

Recent Events

        In October 1999, we entered into a Share Purchase Agreement to acquire Telegate Ltd, an Israeli company. Telegate produces telephony and data access platforms that are deployed by service providers to deliver efficient carrier-class voice services over cable. Telegate also provides in-home networking capability for telephony and data, based on the Digital Enhanced Cordless Telephony (DECT) standard. This transaction closed on January 2, 2000. The former shareholders and vested optionholders of Telegate received a total of 2,200,000 shares and options to purchase shares of our common stock. In addition, the former shareholders are to receive a cash payment of approximately $3.5 million. The total purchase price was approximately $145.0 million. We expect to account for the acquisition as a purchase transaction.

        In February 2000, we entered into an Asset Purchase Agreement to acquire certain assets and assume certain liabilities of ANE which produces DSL systems that provide multiple phone lines over the existing copper telephony a single pair of copper wires. In general, we will issue shares and options to purchase shares of our common stock valued at approximately $85.0 million based on the volume weighted average of the per share sales price of our common stock as reported on the Nasdaq National Market for the ten consecutive trading days prior to the closing date.. In addition, we have agreed to establish an employee retention program for purposes of retaining certain identified employees of ANE. The retention program provides for up to 3 annual payments to the identified employees in a total amount of approximately $4.5 million provided the employees remain employed by us. The retention payments will be charged to expense in the period incurred. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2000. We expect to account for the acquisition as a purchase transaction.

        In February 2000, we also entered into a Share Purchase Agreement to acquire Combox Ltd, an Israeli company that manufactures broadband data systems and satellite communications based on international standards. Combox's cable data access systems conform to the growing EuroModem international specification, based on the Digital Video Broadcasting
(DVB) standard. In general, Combox shareholders will receive a total of 775,000 shares and options to purchase shares of our common stock.
Based on the fair market value of our stock on the days immediately preceding and following the date the acquisition was announced, the total purchase price is estimated to be approximately $92.0 million. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2000. We expect to account for the acquisition as a purchase transaction.

        In February 2000, our board of directors approved a two-for-one split of our outstanding shares of common stock to be effected in the form of a stock dividend. The stock split is pending stockholder approval of an increase in our authorized shares and therefore the changes in the capital structure resulting from the split have not been given retroactive effect throughout this Report on Form 10-K.

        In March 2000, we entered into an Asset Purchase Agreement ("Internet Telecom Agreement") with our subsidiary Telegate, under which Telegate agreed to purchase certain assets of Internet Telecom Ltd. ("Internet Telecom"), an Israeli company. Internet Telecom is a supplier of PacketCable and other standards-based, voice-over-IP
("Internet Protocol") systems and technologies.   In general, Telegate
will acquire the assets of Internet Telecom in exchange for shares our common stock valued at approximately $44.0 million based on the fair market value of our common stock on the days immediately preceding and following the date the acquisition was announced and a cash payment estimated at approximately $2.0 million. The transaction is subject to customary closing conditions and is expected to close in the second quarter. We expect to account for the transaction as a purchase transaction.

        In March 2000, we entered into a Share Purchase Agreement to acquire Ultracom Ltd. ("Ultracom"), an Israeli company. Ultracom is a supplier of broadband systems-on-silicon. In general the Ultracom shareholders and vested optionholders will receive shares and option of our common stock valued at approximately $30.0 million based on the closing price of our common stock on the fifth business day immediately preceding the closing and a cash payment estimated at approximately $2.3 million. We will also assume the unvested Ultracom options, the value of which will be included in the purchase price. The transaction is subject to customary closing conditions and is expected to close in the second quarter. We expect to account for the transaction as a purchase transaction.

        In March 2000, Rogers purchased 1,843,409 shares of our common stock. The shares were issued on a net issuance basis pursuant to the exercise of two warrants, each to purchase 1.0 million shares of our common stock issued in March 1999. Because the warrants were exercised on a cashless basis the exercise resulted in no proceeds to us.

Results of Operations

Years Ended December 31, 1999 and 1998

        Revenues. Our revenues increased to $97.0 million in 1999 from $31.7 million in 1998. Revenues consist primarily of sales of cable modems and headend equipment to new and existing customers. The increased revenues in 1999 were primarily attributable to the addition of new customers in 1999 and continuing deployments of our TeraComm system by existing customers, and, to a lesser extent, the sales of products acquired as a result of our acquisition of Imedia. The impact on revenues resulting from the acquisition of Radwiz was not significant for the year ended December 31, 1999.

        We sell our products directly to broadband access service providers, system resellers and distributors. Revenues related to product sales are generally recognized when the products are shipped to the customer. A provision is made for estimated product returns as product shipments are made. Our existing agreements with our system resellers and distributors do not contain price protection provisions and do not grant return rights beyond those provided by the Company's standard warranty.

        Cost of Goods Sold. Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations group. The cost of the manufacturing operations group includes assembly, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In 1999, we incurred $72.0 million in cost of goods sold, which included the cost of our manufacturing operations group and approximately $1.9 million of amortization of intangibles assets resulting from the acquisitions of Imedia and Radwiz. In 1998, we incurred $34.5 million in cost of goods sold, which included the cost our manufacturing operations group and a charge of $1.3 million relating to the write-off of obsolete inventory and the transition of manufacturing operations.

        Gross Profit( Loss). Our gross profit was $25.0 million or 26% of revenue in 1999. This compares to a gross loss of $2.8 million in 1998. The improvement in our gross profit in 1999 compared to 1998 was due largely to the introduction of a cable modem using a single-board design in the fourth quarter of 1998. This modem has a higher gross margin than our original dual board design. Subsequent to the introduction of the single-board design, we have successfully introduced cost reduced versions that have allowed us to continue to improve gross margin. We intend to continue to engage in and implement cost reduction efforts, including the further integration of ASIC components, other design changes and manufacturing efficiencies. We anticipate that continued decreases in the average sales price of our products will partially, if not completely, offset the benefits obtained from further cost reductions, particularly if we are unable to achieve cost reductions sufficient to offset further average selling price declines.

        Our gross profit also is influenced by the sales mix of TeraLink Master Controllers, TeraLink Gateways and TeraPro cable modems and the maturity of TeraComm system deployments in any quarter. TeraPro cable modems have lower margins than the TeraLink Master Controllers and TeraLink Gateway headend products. New deployments of TeraComm systems typically include a higher mix of headend equipment and involve smaller quantities of product sold. Products sold in connection with new deployments thus generally are sold at higher margins than products associated with more mature deployments of the TeraComm system, which generally involve larger quantities of products, primarily cable modems. We expect that the introduction of new customers and the relationship of revenues generated from the sale of TeraPro cable modems to our overall revenue will result in fluctuations in our gross profit in future periods.

        We introduced a CableLabs certified DOSCIS 1.0 cable modem to the market in third quarter of 1999. We also are currently developing a DOCSIS system that will include a headend controller. We believe that the widespread adoption of industry standards will result in further price pressure. We anticipate that the relationship of revenues generated from the sale of our proprietary TeraComm system versus a DOCSIS compliant system will result in fluctuations in our gross profit in future periods. The impact on our gross margin in 1999 resulting from the sale of our DOCSIS 1.0 cable modem was not significant.

        Our gross margin also is influenced by the level of sales of products of acquired companies, which produce varying gross margin results. We expect that our gross margin will fluctuate in future periods as a result of these and other acquisitions.

        Research and Development. Research and development expenses consist primarily of personnel costs, as well as design expenditures, equipment and supplies required to develop and to enhance our products. Research and development expenses increased to $17.6 million in 1999 from $10.7 million in 1998, primarily as a result of increased personnel costs. The increased personnel costs are a result of expansion in our own employee base as we continue to focus our efforts on developing new products and enhancing our current products. The increased personnel costs are also the result of the acquisitions of Imedia and Radwiz. We intend to continue to increase investment in research and development as a result of these and other activities.

        Cost of Product Development Assistance Agreement. In March 1999, we entered into a one-year Product Development Assistance Agreement with
Rogers Communications Inc. Under the terms of the Development Agreement, Rogers will assist us with the characterization and testing of our subscriber-end and head-end voice-over-cable equipment. In addition,
Rogers will provide us with technology to assist us with our efforts to develop high quality, field proven technology solutions that are DOCSIS-compliant and packet cable-compliant. The Development Agreement has a term of one year.  In consideration of Rogers entering into the
Development Agreement, we issued Rogers two fully vested and non-forfeitable warrants, each to purchase 1.0 million shares of common stock on a cashless basis.  One warrant has an exercise price of $1.00 per share and one warrant has an exercise price of $37.00 per share.
The warrants may be exercised at any time in full or in part through
March 31, 2000.  The fair value of the two warrants was approximately
$45.0 million and will result in a noncash charge included in operations
over the one-year term of the Development Agreement.   As a result of
the Development Agreement, our results for 1999 include a noncash charge of $35.1 million. In March 2000, Rogers purchased 1,843,809 shares of our common stock on a net exercise basis, resulting in no proceeds to us.

        In-Process Research and Development. We incurred charges of $11.0 million for the year ended December 31, 1999 related to research and development projects in process at Imedia at the time of the acquisition and $3.6 million related to research and development project in process at Radwiz at the time of the acquisition. The projects identified as in-process will require additional effort in order to establish technological feasibility. These projects have identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured.

        In-process technology resulting from the acquisition of Imedia consists primarily of major additions to Imedia's core technology, which is related to Imedia's planned development of new features. The majority of the intended functionality of these new features is not supported by Imedia's current technology. Intended new features include offering high quality video service over the Internet and multiplexing data with video. We expect that in-process technology will be successfully developed and that initial benefits from these projects will begin in 2001. However, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

        In-process technology resulting from the acquisition of Radwiz consists primarily of major additions to Radwiz's core technology, which is related to Radwiz's planned development of new features. The majority of the intended functionality of these new features is not supported by Radwiz's current technology. Intended new features include offering: end-to-end carrier quality of service; allowing access via an ATM network; and, providing ISDN line functionality. We expect that in-process technology will be successfully developed and that initial benefits from these projects will begin in mid-year 2000. However, significant technical challenges must be resolved in order to complete the in-process technology.

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales, marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses increased to $15.7 million in 1999 from $6.9 million in 1998, primarily due to increased payroll costs related to additional sales and support personnel necessary to support the expansion of our customer base and resulting from the acquisitions of Imedia and Radwiz, and increased commissions related to higher sales. We expect sales and marketing expenses to continue to increase as we expand our customer base.

        General and Administrative. General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses increased to $7.5 million in 1999 from $3.2 million in 1998. The increase was primarily a result of costs associated with the increased infrastructure required to support our expanded activities and due to increased personnel costs associated with our acquisitions of Imedia and Radwiz. We expect that general and administrative expenses will continue to increase in the near term as a result of these factors.

        Amortization of Goodwill and Other Intangible Assets. The Imedia acquisition was completed on September 16, 1999 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $109.0 million. The purchase price was allocated
(based on an independent appraisal) between the net tangible assets of Imedia on the date of acquisition (approximately $645,000), in-process research and development (approximately $11.0 million) and intangible assets acquired (approximately $97.3 million). Intangible assets consist of developed technology (approximately $27.0 million), assembled workforce (approximately $2.5 million), trademark (approximately $4.0 million) and goodwill (approximately $63.8 million). The intangible assets will be amortized straight line over lives ranging from two to six years. The amortization of developed technology will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods.

        The Radwiz acquisition was completed on November 22, 1999 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $53.6 million. The purchase price was allocated (based on an independent appraisal) between the net tangible assets of Imedia on the date of acquisition (approximately $3.1 million), in-process research and development (approximately $3.6 million) and net intangible assets acquired (approximately $46.9 million). Intangible assets consist of developed technology (approximately $29.9 million), assembled workforce (approximately $2.8 million), trademark (approximately $1.1 million) and goodwill (approximately $24.1 million). Goodwill has been increased and deferred tax liabilities have been recorded in the amount of approximately $11.0 million to reflect the net tax effect of the book/tax basis differences in the acquired intangibles, excluding goodwill and in-process research and development. Deferred tax assets have been realized based on the projected reversal of taxable temporary differences and have been netted against deferred tax liabilities for purposes of allocating the purchase price. The intangible assets will be amortized straight line over lives ranging from two to six years. The amortization of developed technology will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods.

        We expect amortization of goodwill and other intangibles related to the acquisitions of Imedia and Radwiz, as well as subsequent acquisitions, to increase in future periods.

        Net Interest Income. Net interest income increased to $5.0 million in 1999 from $449,000 in 1998, primarily as a result of higher average cash balances subsequent to our public offering in January 1999.

        Series F Convertible Preferred Stock Dividend. We recorded a dividend of $23.9 million in 1998. The dividend represented the fair value of a warrant to purchase 3,000,000 shares of our common stock (the "Shaw Warrant"), and was recorded under the provision of EITF No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and
Potentially Settled in, a Company's Own Stock." The warrant was issued in connection with the sale of $5.0 million of convertible preferred stock to Shaw. Shaw purchased 1,500,000 shares of common stock in March
1999 and 1,500,000 shares of our common stock in November 1999 under the terms of the Shaw Warrant resulting in net proceeds to us of $19.5 million.

        Income Taxes. We have generated operating losses since our inception. Due to our inability to recognize a benefit from these operating losses we have no provision for income taxes in 1999 and 1998, We account for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"). Under Statement of Financial Accounting Standards No. 109, deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses for the prior three years, the Company has provided a full valuation against its net deferred tax assets as of December 31, 1999 and 1998. We intend to evaluate our ability to realize the benefit of the deferred tax assets on a quarterly basis. See Note 12 to the Consolidated Financial
Statements.

            Stock-Based Compensation. As of December 31, 1999, we had recorded deferred compensation of $2.6 million related to certain stock options granted in 1998 and 1997. We amortized approximately $631,000 of the deferred compensation in 1999, $421,000 in 1998 and $12,000 in 1997. The remainder will be amortized over the related vesting period of the stock options. See Note 11 of Notes to Consolidated Financial Statements.

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

        Research and Development. Research and development expenses decreased to $10.7 million in 1998 from $11.3 million in 1997 as a result of the timing of our development projects.

        Sales and Marketing. Sales and marketing expenses increased to $6.9 million in 1998 from $4.5 million in 1997, primarily due to increased payroll costs related to additional sales and support personnel for commercial trials and deployment of our products and increased commissions related to higher sales in 1998.

        General and Administrative. General and administrative expenses increased to $3.2 million in 1998 from $2.5 million in 1997, primarily a result of the additional reporting requirements imposed on us as a public company and increased infrastructure to support our expanded activities.

        Net Interest Income. Net interest income increased to $449,000 in 1998 from $128,000 in 1997, primarily as a result of higher average cash balances subsequent to our initial public offering in August 1998.

        Series F Convertible Preferred Stock Dividend. We recorded a dividend of $23.9 million in 1998. The dividend represents the fair value the Shaw Warrant. The Shaw Warrant was issued in connection with the sale of $5.0 million of convertible preferred stock to Shaw (the "Shaw
Financing"). Our accounting conclusion was that the sale of preferred stock was, in substance, a financing transaction and not the issuance of equity instruments in exchange for goods or services.

        Income Taxes. We have not generated operating losses since inception. Due to our inability to recognize a benefit from these operating losses we have no provision for income taxes in 1998 and 1997. We account for income taxes under Statement of Financial Accounting Standards No. 109. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances in amounts equal to the net deferred tax assets as of December 31, 1998 and 1997 have been established to reflect these uncertainties.

        Stock-Based Compensation. As of December 31, 1998, we had recorded deferred compensation of $2.6 million related to certain stock options granted in 1998 and 1997. We amortized approximately $421,000 of the deferred compensation in 1998 and $12,000 in 1997. The remainder will be amortized over the related vesting period of the stock options. See Note 10 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

        We have met our liquidity needs since inception through December 31, 1999 primarily through private sales of preferred stock, an initial public offering completed in August 1998 and a public offering completed in January 1999. The private sales of preferred stock resulted in aggregate proceeds to us, before deduction of issuance costs, of $52.7 million. The initial public offering of 3,000,000 shares of common stock at a price of $13.00 per share resulted in net proceeds of $35.1 million. The public offering of 1,750,000 shares of our common stock and the exercise of the over allotment option of 351,946 shares of new common stock at a price of $38.00 completed in January 1999 resulted in net proceeds of $62.5 million.

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

        In March 1999, Shaw purchased 1,500,000 shares of our common stock at $6.50 per share and in November 1999 Shaw purchased an additional
1,500,000 shares of our common stock at $6.50 per share, resulting in net proceeds to us of $19.5 million. The shares were purchased pursuant to the exercise of a warrant to purchase 3,000,000 shares of our common stock issued to Shaw in 1998.

        We have used cash in operating activities of $58.7 million since our inception through December 31, 1999. Cash used in operating activities was $8.1 million in 1999, $18.1 million in 1998 and $20.8 million in 1997. Cash used in investing activities was $72.2 million in 1999 and $16.1 million in 1998. Investment activities in 1999 and 1998 consisted primarily of the purchase of short-term investments. Cash provided by investing activities, primarily from the sales and maturities of short-term investments, was $1.5 million in 1997. Cash provided by financing activities was $98.3 million in 1999, $47.0 million in 1998 and $12.6 million in 1997. Cash provided by financing activities consisted primarily of proceeds from private sales of preferred stock in 1998, 1997 and 1996, proceeds from our initial public offering of common stock in 1998 and proceeds from our public offering in January 1999, as well as proceeds from the exercise of options and warrants in 1999.

        At December 31, 1999, we had approximately $32.4 million in cash and cash equivalents, $80.6 million in short-term investments and had available a $2.5 million revolving line of credit. There was an unused standby letter of credit of $150,000 against the line of credit and approximately $2.35 million was available at December 31, 1999.

        Our cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. Our investments are managed by outside professional managers within guidelines we establish.
The guidelines, which include security type, credit quality and maturity, are intended to limit market risk by restricting our investments to high quality debt instruments with short-term maturities.
Due to the relatively short-term duration of our investments at December
31, 1999, a 1% (100 basis point) increase in short-term interest rates would not have a significant impact on the market value of our investments. Our investments in debt securities are classified as available-for-sale, therefore, we do not recognize gains or losses due to changes in interest rates unless such securities are sold prior to maturity. We generally hold securities until maturity and carry the securities at amortized cost, which approximates market value.

        As of December 31, 1999, we had approximately $48.8 million of unconditional purchase obligations. We anticipate that we will pay these obligations by March 2000. We intend to make these payments out of available working capital.
        We believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 24 months. We may require additional financing prior to that time to fund our operations and we may seek to raise such additional funds through the sale of public or private equity or debt financing or from other sources. The sale of additional equity or debt securities may result in additional dilution to our stockholders. Additional financing may not be available to us on acceptable terms, or at all, when we require it.

Impact of Year 2000

        In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed the remediation and testing of our systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year
2000 date change. We incurred no significant costs in 1999 in connection with the remediation of our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year
2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Recent Financial Accounting Pronouncement

        In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 was effective for fiscal years beginning after September 15, 1999. In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133" (FAS 137). FAS 137 defers for one year the effective date of FAS
133 which will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. We believe that the adoption of FAS 137 will not have a significant impact on our operating results or cash flows.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The accounting profession is currently exploring practical means of implementing the guidelines established by SAB 101. To the extent that SAB 101 is applicable to us, we will be required to change our revenue recognition policy. Changes in our revenue recognition polices will be reported as a change in accounting principle in the second quarter ended June 30, 2000. The change in accounting principle will not result in any restatement of prior periods but will result in a cumulative adjustment in the second quarter to reflect the deferral of revenue previously recognized for shipments that did not meet the revenue recognition criteria established by SAB 101. Any such revenue deferred will be subsequently recognized in the period in which the revenue recognition criteria are met. Revenue for all shipments occurring after April 1, 2000 will be recognized based on the criteria established by SAB 101. We currently cannot determine what effect, if any, that SAB 101 will have on our financial statements. Management believes that SAB 101 will not affect the underlying strength or weakness of our business operations as measured by the dollar value of our product shipments and cash flows.

Certain Business Risks

We Have a Limited Operating History and a History of Losses.

        We have a limited operating history, and it is difficult to predict our future operating results. We were incorporated in January 1993 and began shipping products commercially in June 1997. We have only been shipping products in volume since the first quarter of 1998. As of December 31, 1999, we had an accumulated deficit of $148.4 million. We believe that we will continue to experience net losses for the foreseeable future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. We expect to continue to increase expense for the foreseeable future to support increased sales and marketing and technical support costs. Any significant delay in our anticipated revenues or commercialization of new products would harm our business. The revenue and profit potential of our business and our industry are unproven. We had negative gross margins from our inception until the fourth quarter of 1998, and any future revenue growth may not result in positive gross margins or operating profits in future periods.

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

* variations in capital spending budgets of broadband access service providers;

* adoption of industry standards and the inclusion in or compatibility of our technology with any such standards; and,

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

        We have a limited backlog of orders, and net sales for any future quarter are difficult to predict. Supply, manufacturing or testing constraints could result in delays in the delivery of our products. Any delay in the product deployment schedule of one or more of the providers of broadband access services that we target would have an adverse effect on our operating results for a particular period. In addition, due to the large dollar size of a typical transaction in comparison to our total revenues, any delay in the closing of a transaction could have a significant impact on our operating results for a particular period.

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

        We also anticipate that our operating results will be impacted by sales, gross profit and operating expenses of acquired companies. The impact of these factors on our operating results will vary as we acquire additional companies.

We Are Dependent on a Small Number of Customers.

        Four customers accounted for approximately 66% of our revenues for the year ended December 31, 1999 and three customers accounted for approximately 70% of our revenues for the year ended December 31, 1998.
We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future. In addition, we believe that sales to these customers will be focused on a small number of projects.

        The cable industry is undergoing significant consolidation in North America and internationally, and a limited number of cable operators controls an increasing number of cable systems. As a result, our sales will be largely dependent upon product acceptance by the leading cable operators. Currently, ten cable operators in the United States own and operate facilities passing approximately 86% of total homes passed. Currently, the timing and size of each customer's order is critical to our operating results. Our major customers are likely to have significant negotiating leverage and may attempt to change the terms, including pricing, upon which we do business with them. These customers also may require longer payment terms than we anticipate, which could require us to raise additional capital to meet our working capital requirements. Our success will depend on our cable modems being widely deployed and our ability to sell to new customers.

Acquisitions Could Result In Dilution, Operating Difficulties and Other Harmful Consequences.

        We have acquired three companies since September 1999: Imedia Corporation in September 1999, Radwiz Ltd. in November 1999 and Telegate Ltd. in January 2000. In addition, in February 2000 we entered into definitive agreements to acquire the Access Network Electronics division
(ANE) of Tyco Electronics Corporation and Combox Ltd., and in March 2000 we entered into a definitive agreements to acquire certain assets of Internet Telecom Ltd. and to acquire all of the outstanding shares of
Ultracom Ltd.    We expect each of these acquisitions to close in the
second quarter of 2000, subject to certain closing conditions. If appropriate opportunities present themselves, we intend to acquire additional businesses, technologies, services or products that we believe are strategic. The process of integrating any acquired business into our business and operations is risky and may create unforeseen operating difficulties and expenditures. The areas in which we may face difficulties include:

* diversion of management time (both ours and that of the acquired companies) during the period of negotiation through closing and after closing from the ongoing development of our businesses, issues of integration and future products;

* decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business;

* the need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if this integration is delayed or not implemented; and

* the need to implement controls, procedures and policies appropriate for a larger public group of companies that prior to acquisition had been smaller, private companies.

        We have very limited experience in managing this integration process. Moreover, the anticipated benefits of any or all of these completed or pending acquisitions may not be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions also could require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.

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

There are Many Risks Associated with Our Participation in the
Establishment of Advanced Physical Layer specifications to be added to DOCSIS.


        In November 1998, CableLabs selected us to co-author DOCSIS 1.2, an enhanced version of the DOSCIS cable modem specification based in part on our S-CDMA technology. In September 1999, CableLabs indicated that it intended to proceed with the advanced PHY work on two parallel tracks:
one for the development of a prototype based on our S-CDMA technology and one for the inclusion of Advanced TDMA technology, as proposed by
other companies.   In February 2000, CableLabs further clarified the
status of the advanced PHY project regarding a separate release that will include TDMA technologies. In addition, CableLabs reiterated that it is continuing to work with us on the development of a DOCSIS specification that could include our S-CDMA technology. To that end, CableLabs has requested that we submit a prototype of a DOCSIS system that incorporates an S-CDMA advanced PHY capability for testing.
CableLabs has stated that if the testing of this prototype reveals that the S-CDMA advanced PHY works as claimed (including proper backwards compatibility and coexistence with the other aspects of DOCSIS), and if the costs for adding S-CDMA to DOCSIS products are in line with estimates, then it is likely, but not certain, that S-CDMA advanced PHY capabilities will be included in a future version of the DOCSIS specification. The prototype we submit to CableLabs may fail to demonstrate the level of performance that CableLabs seeks, even if it does meet performance expectations there can be no guarantee that CableLabs will incorporate the technology into a future version of DOCSIS specifications. In addition, if CableLabs does proceed to include S-CDMA in a future DOCSIS specification, there can be no guarantee that the DOCSIS S-CDMA specification will be the same as the specification we incorporated in the prototype submitted for tests, which may require us to further develop our prototype.

        Our future revenues and operating results are likely to suffer if S-CMDA is not included in a future release of DOCSIS. We also may incur substantial additional research and development expenditures to adapt our specifications to the version adopted by CableLabs.

        CableLabs has not established a schedule for adding the S-CDMA capabilities to the DOCSIS specifications. Delays in the establishment of a final specification for S-CDMA in DOCSIS could harm our plans to sell DOCSIS compatible modems and headend equipment. In particular, if the final DOCSIS S- CMDA specification is not approved prior to the time when we ready to ship DOCSIS products with S-CDMA features included, then we may be required to delay the introduction of those products until the DOCSIS S-CDMA specification is released or to introduce the S-CDMA features as proprietary enhancements to a standard DOCSIS product. Either one of these events could harm revenues and operating results.

        We have already given CableLabs assurances that we will contribute some aspects of our proprietary S-CDMA technology to a royalty-free intellectual property pool, if S-CDMA is included in a future version of DOCSIS specifications. This royalty-free pool has been established by CableLabs to facilitate the participation of as many vendors as possible in providing equipment that is compatible with the DOCSIS specifications. As a result, any of our competitors who join the DOCSIS intellectual property pool would have access to some aspects of our technology and would not be required to pay us any royalties or other compensation. If a competitor is able to duplicate the functionality and capabilities of our technology, we could lose some or all of the time-to-market advantage we might otherwise have, which could harm our future revenues and operating results.

        We believe the addition of advanced upstream PHY capabilities to DOCSIS will increase the overall market for DOCSIS-compatible products, and as such will result in increased competition in the cable modem market. This competition could come from existing competitors or from new competitors who enter the market as a result of the enhancements to the specifications. This increased competition is likely to result in lower ASPs of cable modem systems and could harm revenues and gross margins. Because our competitors will be able to incorporate some aspects of our technology into their products, our current customers may choose alternate suppliers or choose to purchase DOCSIS- compliant cable modems with advanced PHY capabilities from multiple suppliers. We may be unable to produce DOCSIS compliant cable modems with advanced PHY capabilities more quickly or at lower cost than our competitors. The inclusion of our S-CDMA technology in future DOCSIS specification could result in increased competition for the services of our existing employees who have experience with S-CDMA. The loss of these employees to one or more competitors could harm our business.

        DOCSIS standards have not yet been accepted in Europe and Asia. An alternate standard for cable modem systems, called the EuroModem standard, or DAVIC/DVB, has been formalized, and some European cable system operators have embraced it. We intend to develop and sell products that comply with the EuroModem standard and to pursue having portions of our S-CDMA technology included in a future version of the EuroModem standard. We may be unsuccessful in these efforts.

We Need to Develop New Products.

        Our future success will depend in part on our ability to develop, introduce and market new products in a timely manner. We also must respond to competitive pressures, evolving industry standards and technological advances. Our current S-CDMA products are not DOCSIS-compliant. We are currently developing a prototype of a DOCSIS system that incorporates an S-CDMA advanced PHY capability for testing and eventual inclusion in the DOCSIS standard. There is no guarantee that we will be successful in developing the prototype or that the prototype, if successfully developed, will be included in a future release of the DOCSIS standard. We anticipate that during 2000, existing or potential customers may delay purchases of our current cable modem system in order to purchase systems that comply with the DOCSIS standard. In addition, potential new customers could decide to purchase DOCSIS compliant products from one or more of our competitors rather than from us. As a result, our product sales in the second half of 2000 may be lower than we anticipate. In order to promote sales of our currents products we may be required to reduce our prices for sales to existing customers. This would harm our operating results and gross margin.

         As a result of the inclusion of TDMA technology in the new DOCSIS version announced by CableLabs in February 2000, we will have to incorporate advanced TDMA technology into our DOCSIS-compliant products. If we are unable to do this effectively, or in a timely manner, we will lose some or all of the time-to-market advantage we might otherwise have had.

        Our future success will also depend on our ability to develop and market DSL products for broadband applications. The market for DSL broadband applications is also subject to evolving standards, such as NEBS compliance in the North American market, and technological advances. There is no guarantee that we will be successful in developing products that are compliant with these standards or that we will be successful in keeping pace with future technological advances in this arena.

Average Selling Prices of Cable Equipment Typically Decrease.

        The cable equipment systems industry has been characterized by erosion of average selling prices. We expect this to continue. This erosion is due to a number of factors, including competition, rapid technological change and price performance enhancements. The average selling prices for our products may be lower than expected as a result of competitive pricing pressures, our promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments. We anticipate that ASPs and gross margins for our products will decrease over product life cycles. In addition, we believe that the widespread adoption of industry standards is likely to further erode ASPs, particularly for cable modems. It is likely that the widespread adoption of industry standards will result in increased retail distribution of cable modems, which could put further price pressure on our modems. Decreasing ASPs could result in decreased revenue even if the number of units sold increases. As a result, we may experience substantial period-to-period fluctuations in future operating results due to ASP erosion. Therefore, we must continue to develop and introduce on a timely basis next-generation products with enhanced functionalities that can be sold at higher gross margins. Our failure to do this could cause our revenues and gross margin to decline.

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

We Must Keep Pace with Rapid Technological Change to Remain Competitive.

        The markets for our products are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. Our future success will depend upon our ability to enhance our existing products and to develop and introduce new products that achieve market acceptance. Providers of broadband access services may adopt alternative technologies or they may deploy alternative services that are incompatible with our products.

        The demand for broadband access services has resulted in the development of several competing modulation technologies. Our products utilize a modulation technology known as Synchronous Code Division Multiple Access or "S-CDMA," while several of our competitors utilize modulation technologies known as Time Division Multiple Access or "TDMA" and Frequency Division Multiple Access or "FDMA." Our headend equipment and cable modem products currently are not interoperable with the headend equipment and modems of other suppliers of broadband access products. As a result, potential customers who wish to purchase broadband access products from multiple suppliers may be reluctant to purchase our products. Although our technology may be incorporated into a future version of a DOCSIS specification or another industry standard, we cannot be certain that major cable operators will adopt these standards. Major cable operators may not adopt products or technologies based on our current proprietary S-CDMA technology or on any future industry standard S-CDMA technology. Further, major cable operators may adopt products or standards technologies based on competing modulation technologies. If competitors using other modulation technologies can incorporate functionality and capabilities currently found in S-CDMA, the value of our S-CDMA technology would be diminished.

Broadband Access Services Have Not Achieved Widespread Market Acceptance and Many Competing Technologies Exist.

        Our success will depend upon the widespread commercial acceptance of broadband access services by service providers and end users of broadband access services. The market for these services is not fully developed. We cannot accurately predict the future growth rate or the ultimate size of the market for broadband access services. Potential users of our products may have concerns regarding the security, reliability, cost, ease of installation and use and capability of cable modems in general.

        The market for our products may be impacted by the development of other technologies that enable the provisioning of broadband access
services and the deployment of services over other media.   Widespread
acceptance of other technologies or deployment of services over media not supported our products could materially limit acceptance of our broadband access systems. Broadband access services based on our products and technology may fail to gain widespread commercial acceptance by providers of broadband access services and end users. In addition, we only recently began to offer products based on alternate technologies such as DSL. We may not be successful in marketing and selling these products.

We Need to Develop Additional Distribution Channels.

        We presently market our TeraComm system to cable operators and systems integrators. We believe that much of the North American cable modem market may shift to a retail distribution model. Accordingly, we may need to redirect our future marketing efforts to sell our cable modems directly to retail distributors and end users. This shift would require us to establish new distribution channels for our products. We may be unable to establish these additional distribution channels. If we do establish them, we may be unable to hire the additional personnel necessary to foster and enhance such distribution channels. In addition, if the cable modem market shifts to a retail distribution model, we may not successfully establish a retail distribution presence. To the extent that large consumer electronics companies enter the cable modem market, their well-established retail distribution capabilities would provide them with a significant competitive advantage.

We May Be Unable to Market Effectively to Broadband Access Service
Providers.

        Our growth and future success will be substantially dependent upon our ability to convince providers of broadband access services to adopt our technologies, purchase our products and effectively market our products to end users. Our potential customers are likely to prefer purchasing products from established manufacturing companies that can demonstrate the capability to supply large volumes of products on short notice. In addition, many of our potential customers may be reluctant to adopt technologies that have not gained acceptance among other providers of similar services. This reluctance could result in lengthy product testing and acceptance cycles for our products. Consequently, the impediments to our initial sales may be even greater than those to later sales.

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

        We have recently begun marketing and selling our products to providers of DSL broadband services and thus we have very limited experience. We do not have long, well-established relationships with these telephony providers and we may not be successful in establishing these relationships.

We Are Dependent on Cable Operators and Other Service Providers.

        We depend on cable operators to purchase our cable modem systems and to provide our cable modems to end users. Cable operators have a limited amount of available bandwidth over which they can offer robust data services, and they may not choose to provide these data services to their customers. If cable operators choose to provide these services, we also will depend upon them to market these services to cable customers, to install our equipment and to provide support to end users. In addition, we will be highly dependent on cable operators to continue to maintain their cable infrastructure in a manner that allows us to provide consistently high performance and reliable services. Our success also will depend upon the acceptance of our products by other providers of services to the cable industry, such as Excite@ Home's @Home Network and Road Runner, a joint venture between MediaOne Group, Inc. and Time Warner Cable.

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

        The success and future growth of our business will be subject to economic and other factors affecting the cable television industry generally, particularly its ability to finance substantial capital expenditures. Capital spending levels in the cable industry in the United States have fluctuated significantly in the past, and we believe that such fluctuations will occur in the future. The capital spending patterns of cable operators are dependent on a variety of factors, including the following:

*       the availability of financing;

* cable operators' annual budget cycles, as well as the typical reduction in upgrade projects during the winter months;

* the status of federal, local and foreign government regulation and deregulation of the telecommunications industry;

*       overall demand for cable services;

* competitive pressures (including the availability of alternative data transmission and access technologies);

*       discretionary consumer spending patterns; and

*       general economic conditions.

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

We Are Dependent on Contract Manufacturers.

        We depend heavily upon the manufacturing capabilities of our contract manufacturers. The emerging nature of the cable modem market makes it difficult for us to accurately forecast demand for our products. Our inability to accurately forecast the actual demand for our products could result in supply, manufacturing or testing capacity constraints. These constraints could result in delays in the delivery of our products or the loss of existing or potential customers, either of which could negatively impact our business, operating results or financial condition. In addition, we had unconditional purchase obligations of approximately $48.8 million as of December 31, 1999 primarily to purchase minimum quantities of materials and components used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate.

We Are Dependent on Key Suppliers.

        We manufacture all of our products using components or subassemblies procured from third-party suppliers. Some of these components are available from a single source and others are available from limited sources. All of our sales are from products containing one or more components that are available only from single supply sources. In addition, some of the components are custom parts produced to our specifications. For example, we currently rely on Philips
Semiconductors, Inc. to supply a custom ASIC that is used in our products. Other components, such as the radio frequency tuner and some surface acoustic wave filters, are procured from sole source suppliers.
Any interruption in the operations of vendors of sole source parts could adversely affect our ability to meet our scheduled product deliveries to customers. Delays in key component or product deliveries may occur due to shortages resulting from a limited number of suppliers, the financial or other difficulties of such suppliers or a limitation in component product availability. We are dependent on semiconductor manufacturers and are affected by worldwide conditions in the semiconductor market. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships. Further, a significant increase in the price of one or more of these components could harm our gross margin or operating results.

        Due to increasing demand for electronic and communications equipment, the worldwide market for component parts is currently constrained. Due to the current market conditions, we may be unable to obtain a sufficient supply of component parts necessary to manufacture products to meet the current or future demand of our customers. If we are unable to satisfy our customers demand, our relationships with our customers may be damaged and our customers could decide to purchase product from our competitors. Inability to meet demand or a decision by one or more of our customers to purchase from our competitors could harm our operating results.

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

We Are Dependent on Contract Manufacturers to Assemble and Test Our
Products.

        Most of our products are assembled and tested by contract manufacturers using testing equipment that we provide. As a result of our dependence on these contract manufacturers for assembly and testing of our products, we do not directly control product delivery schedules or product quality. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products. In addition, as manufacturing volume increases, we will need to procure and assemble additional testing equipment and provide it to our contract manufacturers. The production and assembly of testing equipment typically requires significant time. We could experience significant delays in the shipment of our products if we are unable to provide this testing equipment to our contract manufacturers in a timely manner.

There Are Many Risks Associated with International Operations.

Sales to customers outside of the United States accounted for approximately 84% of our revenues in 1999 and approximately 74% of our revenues in 1998. We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. International sales are subject to a number of risks, including the following:

* changes in foreign government regulations and communications standards;

*       export license requirements, tariffs and taxes;

*       other trade barriers;

*       difficulty in collecting accounts receivable;

*       difficulty in managing foreign operations; and

*       political and economic instability.

        If our customers are impacted by currency devaluations or general economic crises, such as the recent economic crisis affecting many Asian and Latin American economies, their ability to purchase our products could be significantly reduced. Payment cycles for international customers typically are longer than those for customers in the United States. Foreign markets for our products may develop more slowly than currently anticipated. Foreign countries may decide not to construct cable infrastructure or may prohibit, terminate or delay the construction of new cable plants for a variety of reasons. These reasons include environmental issues, economic downturns, the availability of favorable pricing for other communications services or the availability and cost of related equipment. Any action like this by foreign countries would reduce the market for our products.

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

We May Be Unable to Provide Adequate Customer Support.

        Our ability to achieve our planned sales growth and retain current and future customers will depend in part upon the quality of our customer support operations. Our customers generally require significant support and training with respect to the our broadband access systems, particularly in the initial deployment and implementation stage. To date our sales have been concentrated in a small number of customers. We have limited experience with widespread deployment of our products to a diverse customer base. We may not have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. Our inability to provide sufficient support to our customers could delay or prevent the successful deployment of our products. In addition, our failure to provide adequate support could harm our reputation and relationship with our customers and could prevent us from gaining new customers.

Our Industry is Highly Competitive with Many Established Competitors.

        The market for broadband access systems is extremely competitive and is characterized by rapid technological change. Our direct competitors in the cable access systems arena include Cisco Systems, Com21, General Instrument, Matsushita Electric Industrial (which markets products under the brand name "Panasonic"), Motorola, Nortel Networks, Phasecom, Thomson Consumer Electronics(which markets products under the brand name "RCA"), Samsung , Scientific-Atlanta, Sony, 3Com, Toshiba and Zenith Electronics. We also compete with companies that develop integrated circuits for broadband access products, such as Broadcom. We also sell products that compete with existing data access and transmission systems utilizing the telecommunications networks, such as those of 3Com. Additionally, our controller and headend system products face intense competition from well-established companies such as Cisco, Nortel and 3Com. In addition, we compete with companies in the DSL arena such as ECI, Charles Industries, Pairgain, Copper Mountain, Accelerated
Networks, Integral Access and Vina Technologies. As standards, such as DOCSIS, are developed for broadband access systems, other companies may enter the broadband access systems market. The principal competitive factors in our market include the following:

*       product performance, features and reliability;

*       price;

*       size and stability of operations;

*       breadth of product line;

*       sales and distribution capability;

*       technical support and service;

*       relationships with providers of broadband access services; and

*       compliance with industry standards.

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

Our Business Is Dependent on the Internet and the Development of the Internet Infrastructure.

        Our success will depend in large part on increased use of the Internet to increase the need for high speed broadband access networks. Critical issues concerning the commercial use of the Internet remain largely unresolved and are likely to affect the development of the market for our products. These issues include security, reliability, cost, ease of access and quality of service. Our success also will depend on the growth of the use of the Internet by businesses, particularly for applications that utilize multimedia content and thus require high bandwidth. The recent growth in the use of the Internet has caused frequent periods of performance degradation. This has required the upgrade of routers, telecommunications links and other components forming the infrastructure of the Internet by Internet service providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our products. Potentially increased performance provided by our products and the products of others ultimately is limited by and reliant upon the speed and reliability of the Internet backbone itself. Consequently, the emergence and growth of the market for our products will depend on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

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

We Are Dependent on Key Personnel.

        Due to the specialized nature of our business, we are highly dependent on the continued service of, and on the ability to attract and retain qualified engineering, sales, marketing and senior management personnel. The competition for this personnel is intense. The loss of any of these persons, particularly our Chairman, President and Chief Technical Officer, Shlomo Rakib, and our Chief Executive Officer, Zaki Rakib, would harm our business. In addition, if we are unable to hire additional qualified personnel as needed, we may be unable to adequately manage and complete our existing sales commitments and to bid for and execute additional sales. Further, we must train and manage our growing employee base, which is likely to require increased levels of responsibility for both existing and new management personnel. Our current management personnel and systems may be inadequate, and we may fail to assimilate new employees successfully.

        Highly skilled employees with the education and training that we require, especially employees with significant experience and expertise in both data networking and radio frequency design, are in high demand. We may not be able to continue to attract and retain the qualified personnel necessary for the development of our business. We do not have "key person" insurance coverage for the loss of any of our employees. Any officer or employee of our company can terminate his or her relationship with us at any time. Our employees generally are not bound by non-competition agreements with us.

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

We May Be Unable to Adequately Protect or Enforce Our Intellectual Property Rights.

        We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. Our pending patent applications may not be granted. Even if they are granted, the claims covered by the patents may be reduced from those included in our applications. Any patent might be subject to challenge in court and, whether or not challenged, might not be broad enough to prevent third parties from developing equivalent technologies or products without taking a license from us. We have entered into confidentiality and invention assignment agreements with our employees, and we enter into non-disclosure agreements with some of our suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. These statutory and contractual arrangements may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. In addition, the laws of some foreign countries might not protect our products or intellectual property rights to the same extent as do the laws of the United States. Protection of our intellectual property might not be available in every country in which our products might be manufactured, marketed or sold.

         In November 1998, CableLabs selected us to co-author DOCSIS 1.2, an enhanced version of the DOSCIS cable modem specification based in part on our S-CDMA technology. In September 1999, CableLabs indicated that it intended to proceed with the advanced PHY work on two parallel tracks:
one for the development of a prototype based on our S-CDMA technology and one for the inclusion of Advanced TDMA technology, as proposed by
other companies.   In February 2000, CableLabs further clarified the
status of the advanced PHY project regarding a separate release that will include TDMA technologies.  In addition, CableLabs reiterated that it is continuing to work with us on the development of a DOCSIS specification that could include our S-CDMA technology. To that end, we have indicated to CableLabs that we would contribute some aspects of our S-CDMA technology to the DOCSIS intellectual property pool if and when a DOCSIS specification is approved that includes our S-CDMA technology. We would contribute our technology pursuant to a license agreement with CableLabs that we would execute at that time, and which contains the terms that CableLabs has established for the inclusion of any intellectual property from any source in the DOCSIS specifications.
Under the terms of the proposed license agreement, we would grant to CableLabs a royalty-free license for those aspects of our S-CDMA technology that are essential for compliance with the DOCSIS cable modem standard. So-called "implementation know how" is not covered by this license-only those aspects of the technology that are essential to implementing a compliant product. CableLabs would have the right to extend royalty-free sublicenses to companies that wish to build DOCSIS-compatible products. These sublicenses would allow participating companies to utilize and incorporate the essential portions of the S-
CDMA technology on a royalty-free basis for the limited use of making and selling products or systems that comply with the DOCSIS cable modem specification Terayon has already joined the DOCSIS intellectual property pool and, as a result, we have a royalty-free sublicense that allows us to ship DOCSIS-compatible products which contain intellectual property submitted by other companies. The scope of this license would not extend to the use of the S-CDMA technology in other areas; only for
products that comply with the DOCSIS specifications.   As a result, any
of our competitors who join or have joined the DOCSIS intellectual property pool will have access to some aspects of our technology without being required to pay us any royalties or other compensation. If and when we submit S-CDMA to the DOCSIS Intellectual Property pool, we are in no way restricted from entering into royalty-bearing license agreements with companies that wish to use the S-CDMA technology for purposes other than implementing DOCSIS compatible products, or that do not wish to enter into the DOCSIS intellectual property pool. Further, some of our competitors have been successful in reverse engineering the technology of other companies, and the inclusion of S-CDMA in a future DOCSIS specification would expose some aspects of our technology to those competitors. DOCSIS specifications are available on an open basis once they are approved, not only to companies that are members of the DOCSIS IP Pool. If a competitor is able to duplicate the functionality and capabilities of our technology, we could lose all or some of the time-to-market advantage we might otherwise have. Under the terms of the proposed license agreement, if we sue certain parties to the proposed license agreement on claims of infringement of any copyright or patent right or misappropriation of any trade secret, those parties may terminate our license to the patents or copyrights they contributed to the DOCSIS intellectual property pool. If a termination like this were to occur, we would continue to have access to some aspects of the DOCSIS intellectual property pool, but we would not be able to develop products that fully comply with the DOCSIS cable modem specification. Also, even if we were to be removed from the IP pool, we would not be prevented from developing and selling products that fully comply with the DOCSIS specifications, but we would not be able to do this with the benefit of a royalty-free license, which would increase the cost of our products, assuming we were able to obtain a license agreement for the required technology. Because of these terms, we may find it difficult to enforce our intellectual property rights against certain companies, even in areas that are not directly related to DOCSIS specifications and products..

        We anticipate that developers of cable modems increasingly will be subject to infringement claims as the number of products and competitors in our industry segment grows. We have received letters from two individuals claiming that our technology infringes patents held by these individuals. We have reviewed the allegations made by these individuals and, after consulting with our patent counsel, we do not believe that our technology infringes any valid claim of these individuals' patents.
If the issues are submitted to a court, the court could find that our products infringe these patents. In addition, these individuals may continue to assert infringement. If we are found to have infringed these individuals' patents, we could be subject to substantial damages and/or an injunction preventing us from conducting our business. In addition, other third parties may assert infringement claims against us in the future. An infringement claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements.
These royalty or licensing agreements may not be available on terms acceptable to us or at all. Litigation also may be necessary to enforce our intellectual property rights.

        We pursue the registration of our trademarks in the United States and have applications pending to register several of our trademarks.
However, the laws of certain foreign countries might not protect our products or intellectual property rights to the same extent as the laws of the United States. This means that effective trademark, copyright, trade secret and patent protection might not be available in every country in which our products might be manufactured, marketed or sold.

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

Risk of Earthquakes and or Other Natural Disasters

        The facility housing our corporate headquarters, the majority of our research and development activities and our in-house manufacturing operations are located in an area of California known for seismic activities. In addition, the operations of some of our key suppliers are also located in this area and in other areas know for seismic activity, such as Taiwan. An earthquake, or other significant natural disaster, could result in an interruption in our business or that of one or more of our key suppliers. Such an interruption could harm our operating results.

Our Stock Price Has Been and Is Likely to Continue to Be Volatile.

        The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

*       Actual or anticipated variations in quarterly operating results;

*       Announcements of technological innovations;

*       New products or services offered by us or our competitors;

*       Changes in financial estimates by securities analysts;

*       Conditions or trends in the broadband access services industry;

* Changes in the economic performance and/or market valuations of Internet, online service or broadband access service industries;

* Changes in the economic performance and/or market valuations of other Internet, online service or broadband access service companies;

* Our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

* Adoption of industry standards and the inclusion of or compatibility of our technology with such standards;

*       Adverse or unfavorable publicity regarding us or our products;

*       Additions or departures of key personnel;

*       Sales of common stock; and

*       Other events or factors that may be beyond our control.

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




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TERAYON COMMUNICATION SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





   Report of Ernst & Young LLP, Independent Auditors...................

   Consolidated Balance Sheets........................................


   Consolidated Statements of Operations...............................

   Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)

   Consolidated Statements of Cash Flows.................................

   Notes to Consolidated Financial Statements...........................






REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Terayon Communication Systems, Inc.

                We have audited the accompanying consolidated balance sheets of Terayon Communication Systems, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terayon Communication Systems, Inc. at December
31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ Ernst & Young LLP


San Jose, California
January 17, 2000

                      TERAYON COMMUNICATION SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                             December 31,
                                                        ----------  ----------
                                                           1999          1998
                                                        ----------  ----------
                          ASSETS
Current assets:
  Cash and cash equivalents.............................  $32,398     $14,342
  Short-term investments................................   80,594      14,538
  Accounts receivable, less allowance for doubtful
   accounts of $1461 in 1999 and $594 in 1998...........   14,015       2,090
  Accounts receivable from related parties..............    7,281       1,549
  Inventory.............................................    4,991       3,950
  Other current assets..................................    4,161       1,856
                                                        ----------  ----------
Total current assets....................................  143,440      38,325
Property and equipment, net.............................    6,157       3,593
Officer note receivable.................................    --            100
Intangibles and other assets............................  151,639         128
                                                        ----------  ----------
Total assets............................................ $301,236     $42,146
                                                        ==========  ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................  $13,217      $8,600
  Accrued payroll and related expenses..................    5,938       2,475
  Deferred revenues.....................................    4,541         --
  Warranty reserves.....................................    2,685       1,064
  Other accrued liabilities.............................    4,668       1,735
  Current portion of long-term debt.....................       12         --
  Current portion of capital lease obligations..........        5          29
                                                        ----------  ----------
    Total current liabilities...........................   31,066      13,903

Long-term debt..........................................       31         --
Long-term portion of capital lease obligations..........        6          10
Other long-term obligations.............................      480         130
Deferred tax liability..................................   10,998         --

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value:
  Authorized shares--5,000,000
  Issued and outstanding shares--none...................      --          --
  Common stock, $.001 par value:
  Authorized shares--45,000,000
  Issued and outstanding shares--24,479,379 in 1999 and
   16,458,121 in 1998...................................       24          16
  Additional paid in capital............................  408,854     114,594
  Accumulated deficit................................... (148,381)    (84,301)
  Deferred compensation.................................   (1,553)     (2,184)
  Stockholders' notes receivable........................       (6)        (22)
 Accumulated other comprehensive income.................     (283)        --
                                                        ----------  ----------
    Total stockholders' equity..........................  258,655      28,103
                                                        ----------  ----------
    Total liabilities and stockholders' equity.......... $301,236     $42,146
                                                        ==========  ==========

                            See accompanying notes.

                      TERAYON COMMUNICATION SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                 Years Ended December 31,
                                            --------------------------------
                                               1999       1998       1997
                                            ---------- ---------- ----------
Revenues:
  Product revenues.......................     $57,345    $19,150     $1,021
  Related party product revenues.........      39,664     12,546        617
  Contract consulting and technology
   development revenues..................        --         --          480
                                            ---------- ---------- ----------
    Total revenues.......................      97,009     31,696      2,118

Cost of goods sold:
  Cost of product revenues...............      46,215     22,296      3,904
  Cost of related party product revenues.      25,829     12,222      2,558
                                            ---------- ---------- ----------
    Total cost of goods sold.............      72,044     34,518      6,462
                                            ---------- ---------- ----------
Gross profit (loss)......................      24,965     (2,822)    (4,344)
Operating expenses:
  Research and development...............      17,579     10,685     11,319
  Cost of product development assistance
    agreement...........................       35,147       --         --
  In-process research and development...       14,600       --         --
  Sales and marketing....................      15,727      6,947      4,468
  General and administrative.............       7,476      3,223      2,546
  Goodwill amortization..................       3,524       --         --
                                            ---------- ---------- ----------
    Total operating expenses.............      94,053     20,855     18,333
                                            ---------- ---------- ----------
Loss from operations.....................     (69,088)   (23,677)   (22,677)
Interest income..........................       5,101        808        396
Interest expense.........................         (93)      (359)      (268)
                                            ---------- ---------- ----------
Net loss.................................     (64,080)   (23,228)   (22,549)
Series F convertible preferred
 stock dividend..........................        --       23,910       --
                                            ---------- ---------- ----------
Net loss applicable to common
 stockholders............................    ($64,080)  ($47,138)  ($22,549)
                                            ========== ========== ==========
Historical basic and diluted net loss
 per share applicable to common
 stockholders............................      ($3.11)    ($5.25)    ($5.26)
                                            ========== ========== ==========
Shares used in computing historical
 basic and diluted net loss per share
 applicable to common stockholders.......      20,630      8,986      4,289
                                            ========== ========== ==========
Pro forma basic and diluted net loss
 per share applicable to common
 stockholders............................                 ($3.41)    ($2.07)
                                                       ========== ==========
Shares used in computing pro forma
 basic and diluted net loss per share
 applicable to common stockholders.......                 13,804     10,873
                                                       ========== ==========

                            See accompanying notes.

                      TERAYON COMMUNICATION SYSTEMS, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                      (in thousands, except share amounts)

                                                                                                                         Total
                           Convertible                            Addi-                         Stock-   Accumulated Stockholders'
                         Preferred Stock       Common Stock      tional              Deferred  holders'     Other       Equity
                       ----------------------------------------  Paid-In  Accumulate Compen-    Notes   Comprehensive(Net Capital
                          Shares    Amount    Shares    Amount   Capital   Deficit    sation  Receivable   Income     Deficiency)
                       -----------------------------------------------------------------------------------------------------------
Balance at December 31,
 1996..................  6,322,174  25,989   4,138,799      90      --      (14,614)     --         (60)                   11,405
Exercise of options
 for cash to purchase
 common stock..........       --        --     481,648     140      --           --      --        --        --               140
Net cash proceeds from
 issuance of Series D
 preferred stock.......    808,987   9,818        --        --      --           --      --        --        --             9,818
Unearned compensation
 related to stock
 options...............       --        --        --       228      --           --      (228)     --        --             --
Amortization of
 unearned compensation.       --        --        --        --      --           --        12      --        --                12
Net loss applicable to
 common stockholders
 and comprehensive net
 loss applicable to
 common stockholders...       --        --        --        --      --      (22,549)     --        --        --           (22,549)
                       -----------------------------------------------------------------------------------------------------------
Balance at December 31,
 1997..................  7,131,161  35,807   4,620,447     458      --      (37,163)     (216)      (60)     --            (1,174)
Net cash proceeds from
 issuance of Series D
 preferred stock ......    114,089   1,454        --        --      --           --      --        --        --             1,454
Conversion of advance
 from related party to
 Series D preferred
 stock ................    153,846   2,000        --        --      --           --      --        --        --             2,000
Net cash proceeds from
 issuance of preferred stock
 and a  warrant .......    384,615     844        --     4,089      --           --      --        --        --             4,933
Dividends on Series F
 convertible preferred
 stock ................       --        --        --    23,910      --           --      --        --        --            23,910
Value of preferred stock
 warrant issued to
 Series D preferred
 stockholder ..........       --        19        --        --      --           --      --        --        --                19
Exercise of options for
 cash to purchase common
 stock ................       --        --     205,276      56      --           --      --        --        --                56
Exercise of option for
 note receivable to
 purchase common stock
 ......................       --        --      24,375       9      --           --      --          (9)     --             --
Value of common stock
 warrant ..............       --        --        --        35      --           --      --        --        --                35
Cash proceeds from
 payment on a
 stockholder note
 receivable ...........       --        --        --        --      --           --      --          47      --                47
Unearned compensation
 related to stock
 options ..............       --        --        --     1,849      --           --    (1,849)     --        --             --
Transfer to additional
 paid in capital
 as a result of
 reincorporation.......       --   (40,116)       --   (30,401)    70,517        --      --        --        --             --
Conversion of preferred
 stock into common
 stock upon the initial
 public offering ...... (7,783,711)     (8)  7,783,711       8      --           --      --        --        --             --
Issuance of common
 stock in connection
 with the initial
 public offering, net
 of issuance costs.....       --        --   3,000,000       3     35,133        --      --        --        --            35,136
Conversion of
 redeemable preferred
 stock to common stock
 upon the initial
 public offering ......       --        --     576,924      --      7,500        --      --        --        --             7,500
Conversion of
 redeemable common
 stock upon the initial
 public offering ......       --        --      10,000      --         13        --      --        --        --                13
Exercise of common
 stock warrant for cash       --        --      50,000      --        500        --      --        --        --               500
Issuance of common stock
 in legal settlement to
 an employee ..........       --        --      13,000      --        169        --      --        --        --               169
Exercise of options
 for cash to purchase
 common stock..........       --        --     174,388      --        222        --      --        --        --               222
Unearned compensation
 related to stock
 options...............       --        --        --        --        540        --      (540)     --        --             --
Amortization of
 unearned compensation
 related to stock
 options...............       --        --        --        --      --           --       421      --        --               421
Net loss applicable to
 common stockholders
 and comprehensive net
 loss applicable to
 common stockholders...       --        --        --        --      --      (47,138)     --        --        --           (47,138)
                       -----------------------------------------------------------------------------------------------------------
Balance at December
 31, 1998..............       --      $ --  16,458,121     $16   $114,594  ($84,301)  ($2,184)     ($22)     --           $28,103
Issuance of common
 stock , net of issuance
 costs.................       --          -  2,101,946       2     75,123        --        --        --        --          75,125
Exercise of options
 for cash to purchase
 common stock..........       --          -    963,993       1      2,486        --        --        --        --           2,487
Exercise of common
 stock warrant for cash       --          -  3,000,000       3     19,497        --        --        --        --          19,500
Cash proceeds from
 payment on a
 stockholder note
 receivable ...........       --          -       --          -       --         --        --        16        --              16
Amortization of
 unearned compensation
 related to stock......       --          -       --          -       --         --       631        --        --             631
Issuance of warrant to
  purchase common stock       --          -       --          -    35,587        --        --        --        --          35,587
Issuance of common stock
  for Employee Stock
  Purchase Plan........       --          -    101,163        -     1,170        --        --        --        --           1,170
Compensation expense related
  to option acceleration for
  terminated employees.       --          -       --          -       856        --        --        --        --             856
Compensation expense for
  common stock issued in
  exchange for services       --          -       --          -        61        --        --        --        --              61
Compensation expense for
  common stock issued in lieu
  of bonus.............       --          -        596        -        25        --        --        --        --              25
Acquisition of Imedia
 Corporation...........       --          -    857,407       1    106,737        --        --        --        --         106,738
Acquisition of Radwiz
  Limited..............       --          -    996,153       1     52,718        --        --        --        --          52,719
Comprehensive income:
   Increase in unrealized gain
   on short-term
   investments.........       --          -       --          -       --         --        --        --         (283)        (283)
   Net loss applicable to
   common stockholders.       --          -       --          -       --    (64,080)       --        --        --         (64,080)
                                                                                                                     -------------
     Comprehensive income...                                                                                              (64,363)
                       -----------------------------------------------------------------------------------------------------------
Balance at December
 31, 1999..............       --          - 24,479,379     $24   $408,854 ($148,381)  ($1,553)      ($6)       ($283)    $258,655
                       ===========================================================================================================

                            See accompanying notes.

                      TERAYON COMMUNICATION SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                      Years Ended December 31,
                                                  -----------------------------
                                                    1999      1998      1997
                                                  --------- --------- ---------
Operating activities:
Net loss applicable to common stockholders......  ($64,080) ($47,138) ($22,549)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization.................     2,121     1,992     1,563
  Amortization of intangible assets.............     6,089        --        --
  In-process research and development..........     14,600        --        --
  Amortization of unearned compensation related
   to stock options.............................       631       421        12
  Loss on disposal of fixed assets..............        33        --        --
  Compensation expense for common stock issued
   in exchange for consuting services..........         61        --        --
  Value of common and preferred stock warrants
   issued.......................................    35,587        54        --
  Series F convertible preferred stock
   dividend.....................................        --    23,910        --
  Issuance of common stock to an employee.......        25        --        --
  Option acceleration related to a
    terminated employee.........................       856        --        --
  Changes in operating assets and liabilities:
   Accounts receivable..........................   (11,925)   (1,516)     (574)
   Accounts receivable from related parties.....    (5,732)   (1,187)     (362)
   Inventory....................................    (1,041)   (2,628)   (1,322)
   Other current assets.........................    (2,305)   (1,166)     (391)
   Accounts payable.............................     4,617     6,368     1,550
   Accrued payroll and related expenses.........     3,463     1,423       482
   Deferred revenues............................     4,541        --        --
   Warranty reserves............................     1,621       528       536
   Other accrued liabilities....................     2,933       914       540
   Deferred revenue.............................        --       (95)     (330)
   Deferred rent................................         5         4        24
   Other noncurrent liabilities.................        --        --       (24)
                                                  --------- --------- ---------
Net cash used in operating activities...........    (7,900)  (18,116)  (20,845)
                                                  --------- --------- ---------
Investing activities:
Purchases of short-term investments.............  (217,323)  (32,959)  (10,995)
Proceeds from sales and maturities of
 short-term investments.........................   150,984    18,839    15,085
Purchases of property and equipment.............    (4,718)   (1,970)   (2,606)
Officer note receivable.........................       100        --        --
Purchase of developed technology................    (1,850)       --        --
Purchase of other assets........................      (508)       --        15
Cash received from Imedia acquisiton............       202        --        --
Cash received from Radwiz acquisition...........     2,457        --        --
Cash paid for acquisition of Radwiz.............      (250)
Pre-acquisition loan to Imedia..................    (1,800)       --        --
                                                  --------- --------- ---------
Net cash provided by (used in) investing
 activities.....................................   (72,706)  (16,090)    1,499
                                                  --------- --------- ---------
Financing activities:
Principal payments on capital leases............       (28)      (70)     (144)
Principal payments on long-term debt............        --    (2,812)     (909)
Proceeds from long-term debt....................        43        --     1,654
Increase in other noncurrent liabilities.......        355        --         0
Exercise of options and warrant to purchase
 common stock...................................    21,983       778       140
Advance from related party......................        --        --     2,000
Proceeds from issuance of preferred stock.......        --     6,387     9,818
Proceeds from issuance of redeemable preferred
 stock..........................................        --     7,500        --
Principal payments on redeemable common
 stockholder and common stockholder notes
 receivable.....................................        16        60        --
Proceeds from issuance of common stock..........    76,293    35,136        --
                                                  --------- --------- ---------
   Net cash provided by financing activities....    98,662    46,979    12,559
                                                  --------- --------- ---------
Net increase (decrease) in cash and cash
 equivalents....................................    18,056    12,773    (6,787)
Cash and cash equivalents at beginning of year..    14,342     1,569     8,356
                                                  --------- --------- ---------
Cash and cash equivalents at end of year........   $32,398   $14,342    $1,569
                                                  ========= ========= =========
Supplemental disclosures of cash flow
 information:
Cash paid for interest..........................        $0      $359      $268
Supplemental noncash investing and financing
 activities:
Exercise of option for note receivable to
 purchase redeemable common stock...............     $ --      $ --        $13
Exercise of option for note receivable to
 purchase common stock..........................     $ --         $9     $ --
Conversion of advance from related party to
 Series D preferred stock.......................     $ --     $2,000     $ --
Issuance of common stock in legal settlement to
 an employee....................................     $ --       $169     $ --
Conversion of preferred stock to common stock...     $ --         $8     $ --
Conversion of redeemable preferred stock to
 common stock ..................................     $ --     $7,500     $ --
Conversion of redeemable common stock to common
 stock .........................................     $ --        $13     $ --
Acquisition of Imedia Corporation...............  $106,737     $ --         $0
Acquisition of Radwiz Ltd.......................   $52,468     $ --         $0

                            See accompanying notes.

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

 Basis of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Imedia Corporation ("Imedia") and Radwiz, Ltd. ("Radwiz"), and its majority owned subsidiaries, Terayon Communication Systems Europe and Terayon do Brasil. The minority interests in net losses of Terayon Communication Systems Europe and Terayon do Brasil were insignificant for all periods presented. All material intercompany balances and transactions have been eliminated.

 Use of Estimates

        The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

        Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation.

 Advertising Expenses

        The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was not significant.

 Research and Development Costs

        Research and development costs are charged to expense as incurred.

 Cash Equivalents and Short-Term Investments

        The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date as all investments are classified as available-for-sale and can be readily liquidated to meet current operational needs. The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's short-term investments, which consist primarily of commercial paper, U.S. government and U.S. government agency obligations and fixed income corporate securities, are classified as available-for-sale and are carried at amortized cost which approximates fair market value. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company had no investments in equity securities at either December 31, 1999 or December
31, 1998.

 Concentrations of Credit Risk, Customer, Supplier, and Product



        The Company operates in one business segment, the development and sale of broadband access systems, which it sells primarily to customers within the cable and communications industries, including related parties (see Note 15). The Company performs ongoing credit evaluations of its customers and generally requires no collateral. A relatively small number of customers and resellers account for a significant percentage of the Company's revenues. The Company expects that the sale of its products to a limited number of customers and resellers may continue to account for a high percentage of revenues for the foreseeable future.



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

 Inventory

        Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                          December 31,
                                     ---------------------
                                        1999       1998
                                     ---------- ----------
  Finished goods....................    $3,201     $3,355
  Work-in-process...................       583        170
  Raw materials.....................     1,207        425
                                     ---------- ----------
                                        $4,991     $3,950
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

        Property and equipment are as follows (in thousands):

                                          December 31,
                                     ---------------------
                                        1999       1998
                                     ---------- ----------
  Software and computers............    $7,729     $4,411
  Furniture and equipment...........     7,410      3,567
  Leasehold improvements............       459        197
  Automobiles.......................       165      --
                                     ---------- ----------
                                        15,763      8,175
  Accumulated depreciation and
   amortization.....................    (9,606)    (4,582)
                                     ---------- ----------
  Property and equipment, net.......    $6,157     $3,593
                                     ========== ==========


Intangibles and Other Assets

        Intangibles and other assets consisted of the following at December 31, 1999 (in thousands):



Developed technology, gross.....................   $56,850
Goodwill, gross.................................    87,942
Other intangibles, gross........................    10,450
                                                 -----------
                                                   155,242
Accumulated amortization of intangible assets...    (6,089)
                                                 -----------
Intangibles, net................................   149,153
Other Assets...................................      2,486
                                                 -----------
      Total intangibles and other assets........  $151,639
                                                 ===========


 Revenue Recognition

        The Company sells it products directly to broadband access service providers, system resellers and distributors. Revenues related to product sales are generally recognized when the products are shipped to the customer. A provision is made for estimated product returns as product shipments are made. The Company's existing agreements with its system resellers and distributors do not contain price protection provisions and do not grant return rights beyond those provided by the Company's standard warranty. The Company has also performed some research and product development work under best efforts technology development agreements. Due to technological risk factors, the costs of these agreements were expensed as incurred and were included in cost of goods sold in prior years. Revenues under technology development agreements are recognized when applicable customer milestones have been met, including deliverables and, in any case, not in excess of the amount that would be recognized using the percentage-of-completion method. The Company met milestones under an agreement in the fourth quarter of the year ended December 31, 1997 and recognized the related revenue (see Note 4).

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

 Comprehensive Income

        The Company has adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of net unrealized gain on short-term investments for the year ended December 31, 1999. The Company's comprehensive net loss was the same as its net loss for the years ended December 31, 1998 and 1997.

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

        A reconciliation of shares used in the calculation of historical and pro forma basic and diluted net loss per share applicable to common stockholders follows (in thousands, except per share data):

  A reconciliation of shares used in the calculation of historical and pro forma basic and diluted net loss per share follows (in thousands, except per share data):

                                                 Years Ended December 31,
                                            --------------------------------
                                               1999       1998       1997
                                            ---------- ---------- ----------
Net loss..................................   ($64,080)  ($23,228)  ($22,549)
Series F convertible preferred stock
  dividend (note 10).......................      --       23,910       --
                                            ---------- ---------- ----------
Net loss applicable to common
 stockholders.............................   ($64,080)  ($47,138)  ($22,549)
                                            ========== ========== ==========

Shares used in computing historical
 basic and diluted net loss per share
 applicable to common stockholders........     20,630      8,986      4,289

Historical basic and diluted net loss
 per share applicable to common
 stockholders.............................     ($3.11)    ($5.25)    ($5.26)
                                            ========== ========== ==========

Shares used in computing historical
 basic and diluted net loss per share
 applicable to common stockholders........                 8,986      4,289

Adjustment to reflect the effect of the
 assumed conversion of weighted average
 shares of  convertible preferred stock
 outstanding applicable to common
 stockholders.............................                 4,818      6,584
                                                       ---------- ----------
Shares used in computing pro forma
 basic and diluted net loss per share
 applicable to common stockholders........                13,804     10,873
                                                       ========== ==========

Pro forma basic and diluted net loss
 per share applicable to common
 stockholders............................                 ($3.41)    ($2.07)
                                                       ========== ==========


        Options to purchase 4,442,269 and 2,691,234 shares of common stock were outstanding at December 31, 1999 and 1998, respectively, and warrants to purchase 2,036,159 and 3,019,191 shares of common stock were outstanding at December 31, 1999 and 1998, respectively, but were not included in the computation of diluted net loss per share, since the effect would be antidilutive.

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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial
Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. Changes in the Company's revenue recognition policy resulting from SAB 101 would be reported as a change in accounting principle and would result in a cumulative adjustment in the second quarter to reflect the deferral of revenue for shipments previously recognized as revenue that did not meet the revenue recognition criteria established by SAB 101. The Company currently cannot determine the effect, if any, that SAB 101 will have on the Company's financial statements. Management believes that SAB 101, to the extent it is applicable to the Company, will not effect the underlying strength or weakness of the Company's business operations as measured by the dollar value of the Company's shipments and cash flows.

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

                                                   December 31, 1999
                                     -------------------------------------------
                                                  Gross      Gross    Estimated
                                     Amortized  Unrealized Unrealized    Fair
Short-term investments                  Cost      Gains      Losses     Value
------------------------------------ ---------- ---------- ---------- ----------
                                                   (in thousands)
Commercial paper....................   $30,027     $  --      $  --     $30,027
Government agency obligations.......    41,780        --        (255)    41,525
Fixed income corporate securities..      9,070        --         (28)     9,042
                                     ---------- ---------- ---------- ----------
  Total.............................   $80,877     $  --       ($283)   $80,594
                                     ========== ========== ========== ==========

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
                                     ========== ========== ========== ==========



        Realized gains and losses were insignificant for each of the three years in the period ended December 31, 1999.

3. Officer Note Receivable

        In March 1996, the Company loaned an officer $100,000 pursuant to a promissory note. The note was paid in full in 1999.

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

5. Commitments

        The Company leases its facilities and certain equipment under operating leases. The operating lease for the Company's facilities expire in 2002 and 2003. Rental expense was approximately $1,013,000, $853,000, and $850,000 for the years ended December 31, 1999, 1998, and
1997, respectively.   In October 1999, the Company subleased the
facilities formerly occupied by Imedia Corporation to a third party through 2003. Sublease rental income was approximately $57,400 for the period from September 16, 1999 (acquisition date) to December 31, 1999.

        The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements and included in property and equipment aggregated approximately $34,600 and $452,000 at December 31, 1999 and 1998, respectively. Related accumulated amortization was approximately $29,300 and $375,000 at December 31, 1999 and 1998, respectively. Amortization expense related to assets under capital leases is included in depreciation expense. In addition, the capital leases are secured by the related equipment and the Company is required to maintain liability and property damage insurance.

        Future minimum lease payments under noncancelable operating leases and capital leases are as follows (in thousands):

  Future minimum lease payments under noncancelable operating leases and capital leases are as follows (in thousands):

                                                  December 31, 1999
                                                ---------------------
                                                Operating   Capital
                                                  Leases     Leases
                                                ---------- ----------
   2000......................................      $1,972         $6
   2001......................................       2,015          7
   2002......................................         957
   2003......................................          99       --
                                                ---------- ----------
   Total minimum payments....................      $5,043         13
                                                ==========
   Less amount representing interest.........                      2
                                                           ----------
                                                                  11
   Less current portion......................                      5
                                                           ----------
                                                                  $6
                                                           ==========


        Future minimum sublease payments to be received under noncancelable subleases are approximately $878,000.

Unconditional Purchase Obligations

        The Company has unconditional purchase obligations to a few of its suppliers that support the Company's ability to manufacture its products. The obligations require the Company to purchase minimum quantities of the suppliers' products at a specified price. At December 31, 1999, the Company had approximately $48,829,000 of unconditional purchase obligations ($10,281,000 at December 31, 1998).

Royalties

        The Company has purchased, through its acquisition of Radwiz Ltd., certain technology that was developed by Radwiz and a former sister company utilizing funding provided by the Israeli Chief Scientist of the Ministry of Industry and Trade ("OCS"). The purchase of the technology was approved by the OCS. As a condition for this approval, the Company has committed to pay royalties to the Government of Israel on proceeds from sales of products based on this technology. Royalty rates are 3% - 5%. Royalties are payable from the commencement of sales of products based on the technology until the cumulative amount of the royalties paid and accrued by the Company equals 100% of the dollar amount received. The Company's total obligation for royalties, based on royalty-bearing Government participations received or accrued, net of royalties paid or accrued, totaled approximately $5,900,000 at December 31, 1999.

6. Debt Obligations

        The Company has a credit agreement with a bank to provide a line of
credit in an amount of $2,500,000.   At December 31, 1999, the Company
had an unused standby letter of credit of $150,000 outstanding against the line of credit and $2,350,000 was available under the line of credit.

        The credit agreement provides for interest at a rate equal to prime (8.5% at December 31, 1999) and matures one year from the date of the agreement. At December 31, 1999, there were no outstanding borrowings under this credit agreement and approximately $2,500,000 was available.

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

        In 1999, Radwiz borrowed approximately $43,000 from an Israeli bank. The borrowing bore interest at LIBOR plus 1.25% and was paid in full subsequent to December 31, 1999.

        The Company incurred interest expense related to the debt obligations of approximately $22,000, $256,000, and $205,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

7.  Accrued Severance Pay

Radwiz is subject to Israeli law and labor agreements, under which Radwiz is required to make severance payments to dismissed employees and employees leaving its employment in certain other circumstances. Radwiz's severance pay liability to its employees, which is calculated on the basis of the salary of each employee for the last month of the reported year multiplied by the years of such employee's employment is included in the Company's consolidated balance sheet on the accrual basis, and is partially funded by a purchase of insurance policies in Radwiz's name. At December 31, 1999, approximately $329,000 for accrued severance pay was included in other long-term obligations.
Approximately $165,000 relating to the amounts funded by the purchase of insurance policies was included in other assets at December 31, 1999.

8. Contingencies

        The Company received letters from two individuals claiming that the Company's technology infringes patents held by these individuals. The Company has reviewed the allegations made by these individuals and, after consulting with its patent counsel, the Company does not believe that its technology infringes any valid claim of these individuals' patents. If the issues are submitted to a court, the court could find that the Company's products infringe these patents. In addition, these individuals may continue to assert infringement. If the Company is found to have infringed these individuals' patents, it could be subject to substantial damages and/or an injunction preventing it from conducting its business. In addition, other third parties may assert infringement claims against the Company in the future. An infringement claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. These royalty or licensing agreements may not be available on terms acceptable to the Company or at all. The Company has reviewed the allegations made by these individuals and management does not believe that the outcome will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

        In September 1999, Imedia Corporation, now a subsidiary of the Company, was named as a defendant in a case alleging that Imedia breached its term sheet agreement with the Plaintiffs by negotiating with the Company while a no shop provision was in place and refusing to allow the Plaintiffs to invest in Imedia. The Plaintiffs are seeking damages in excess of $12.0 million. As part of the terms of the Imedia Agreement and Plan of Merger and Reorganization, shares of the Company's common stock to be issued to the former shareholders of Imedia were placed in escrow to indemnify the Company for any damages that are directly or indirectly suffered as a result any claim brought by any Person who was a prospective investor in Imedia and was not a securityholder of Imedia on the closing date of the Imedia acquisition. The value of the escrowed shares was approximately $10.0 million based on the market value of the Company's common stock on the closing date. The case is in its initial stages, and no trial date has been established. The Company has reviewed the allegations made by the Plaintiffs and management does not believe that the outcome will have a material adverse effect on the Company's financial position, results of operations or cash flows.

         In the normal course of business, the Company from time to time receives inquiries with regard to various legal proceedings. In the opinion of management, any liability resulting from these inquiries has been accrued and will not have a material adverse effect on the Company's financial position or results of operations.

9.  Public Offerings

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

10. Redeemable Stock

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

        In conjunction with the Series D redeemable convertible preferred stock agreement, the Company issued a warrant to purchase 38,462 shares of Series D convertible preferred stock. The Company recorded expense of $19,000 to reflect the value of the warrant. In August 1998, the Company completed its initial public offering (see Note 9) which caused the termination of the unexercised warrant.

        In September 1997, the Company issued redeemable common stock to an employee in return for a full recourse note receivable for $13,000. The note bore an interest rate of 5.81% per annum and was due in September 1998. The note was paid in full in January 1998. Pursuant to the stock purchase agreement, the employee had the option to sell some or all of his shares to the Company on or after September 22, 1998 at a purchase price of $13.00 per share (the "Put Price"). Such option expired upon the earlier of (a) September 22, 2003 or (b) the completion of the Company's initial public offering of shares of its common stock. In
August 1998, the Company completed its initial public offering (see Note
9) which caused the termination of the option and the conversion of the redeemable common stock into the Company's common stock. The Company expensed approximately $88,000 and $29,000 for the years ended December
31, 1998 and 1997, respectively, representing the difference between the common stock's per share price and the Put Price over the option's vesting period.

11. Stockholders' Equity

 Common Stock

        In 1998, the Company's stockholders approved an increase in the authorized number of common shares from 20,000,000 shares to 30,000,000 shares.

        In 1999, the Company's stockholders approved an increase in the authorized number of common shares from 30,000,000 to 45,000,000.

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

  Common Stock Warrants

        In conjunction with a Series F convertible preferred stock financing in April 1998, the Company issued a warrant to purchase 3,000,000 shares of the Company's common stock at an exercise price of $6.50 per share to Shaw Communications, Inc. (the "Shaw Warrant"). The Shaw Warrant is exercisable at any time prior to December 31, 2003. In addition, the Company issued a warrant (the "Anti-Dilution Warrant") to purchase an indeterminate number of shares of common stock. The Anti-Dilution
Warrant is exercisable at the option of Shaw Communications, Inc.
("Shaw") during the period that Shaw owns equity securities of the Company (purchased in April 1998) and in the event the Company issues new equity securities at below the current market price as defined in the Anti-Dilution Warrant. The aggregate exercise price is $1.00. In
June 1998, the Company issued certain equity securities that, as of December 31, 1998, require the Company to issue an additional 19,191 shares of common stock pursuant to the Anti-Dilution Warrant. In 1999, the Company issued certain equity securities that, as of December 31, 1999, require the Company to issue an additional 16,968 shares of common stock pursuant to the Anti-Dilution Warrant. The Company recorded expenses of approximately $439,000 for the year ended December 31, 1999 relating to shares issuable pursuant to the Anti-Dilution Warrant.

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

        In March 1999, Shaw purchased 1,500,000 shares of the Company's common stock at $6.50 per share and in November 1999 Shaw purchased an additional 1,500,000 shares of the Company's common stock at $6.50 per share, resulting in net proceeds to the Company of $19.5 million. The shares were purchased pursuant to the exercise of a warrant to purchase 3,000,000 shares of the Company's common stock issued to Shaw in 1998.

        In June 1998, the Company issued a warrant to purchase 50,000 shares of the Company's common stock at $10.00 per share. The Company recorded an expense of $35,000 to reflect the value of the warrant in the year
ended December 31, 1998.        The warrant was exercised in August 1998.

        On March 18, 1999, the Company entered into a one-year Product Development Assistance Agreement ("Development Agreement") with Rogers Communications Inc. Under the terms of the Development Agreement, Rogers will provide the Company assistance with the characterization and testing of the Company's subscriber-end and head-end voice over cable equipment. In addition, Rogers will provide the Company technology to assist the Company in connection with its efforts to develop high quality, field proven technology solutions that are DOCSIS (1.0, 1.1 and 1.2)-compliant and packet cable-compliant. In consideration of Rogers entering into the Development Agreement, the Company issued Rogers two fully vested and non-forfeitable warrants, each to purchase 1,000,000 shares of common stock. One warrant has an exercise price of $1.00 per share and one warrant has an exercise price of $37.00 per share. The warrants may be exercised in full or in part through March 31, 2000.
The fair value of the two warrants was approximately $45,000,000 and will be a noncash charge included in operations over the term of the Product Development Assistance Agreement. As a result of the Development Agreement, the Company's results for 1999 include a noncash charge of $35.1 million. Subsequent to December 31, 1999, Rogers exercised the warrants on a cashless basis resulting in the issuance of 1,843,809 shares of the Company's common stock and no proceeds to the Company.

Common Stock Reserved

        Common stock reserved for issuance is as follows:


                                      December 31,
                                         1999
                                      -----------
 Common stock options...............   6,803,514
 Common stock warrants..............   2,033,879
 Employee stock purchase plan.......     598,837
                                      -----------
                                       9,436,230
                                      ===========

Stock-Based Compensation

        In March 1995 and February 1997, the Board of Directors approved a stock option plan and an equity incentive plan, respectively, that authorized the grant of options to purchase shares of the Company's common stock. In June 1998, the Company's Board of Directors authorized the adoption of the amended 1997 Equity Incentive Plan, increasing the aggregate number of shares authorized for issuance under the 1997 Plan to 3,300,000 shares (2,250,000 additional shares). However, each year on January 1, starting with January 1, 1999, the aggregate number of shares that are available for issuance under the 1997 Plan will automatically be increased to a number equal to 5% of the Company's outstanding shares of common stock on such date. In addition, in June 1998, the Company's Board of Directors authorized the adoption of the 1998 Non-Employee Directors' Stock Option Plan, pursuant to which 200,000 shares of the Company's common stock have been reserved for future issuance to non-employee directors of the Company. In October 1999, the Company's Board of Directors authorized the adoption of the 1999 Non-Officers Equity Incentive Plan, pursuant to which 3,000,000 shares of the Company's common stock have been reserved for future issuance to non-officer employees of the Company. At December 31, 1999, the total authorized number of shares under the 1995, 1997, 1998 and 1999 plans was 2,114,747, 3,300,000, 200,000 and 3,000,000 respectively. The plans are administered by the Board of Directors and provide for incentive stock options or nonqualified stock options to be issued to employees, directors, and consultants of the Company. Prices for incentive stock options may not be less than the fair value of the common stock at the date of grant. Prices for nonqualified stock options may not be less than 85% of the fair value of the common stock at the date of grant. Options are immediately exercisable and vest over a period not to exceed five years from the date of grant. Any unvested stock issued is subject to repurchase by the Company at the original issuance price upon termination of the option holder's employment. Unexercised options expire ten years after the date of grant.

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

        During the years ended December 31, 1998 and 1997, the Company recorded aggregate deferred compensation of approximately $2,389,000 and $228,000, respectively, representing the difference between the grant price and the deemed fair value of the Company's common stock options granted during these periods. The amortization of deferred compensation is being charged to operations and is being amortized over the vesting period of the options, which is typically five years. For the years ended December 31, 1999,1998 and 1997, the amortized expense was approximately $631,000,$421,000 and 12,000, respectively.

        The following is a summary of additional information with respect to the 1995 Stock Option Plan, the 1997 Equity Incentive Plan, the 1998 Non-Employee Directors' Stock Option Plan, the 1999 Non-Officer Equity Incentive Plan and option grants made outside the plans:

                                                          Options
                                                        Outstanding
                                                      and Exercisable
                                                  -----------------------
                                                               Weighted-
                                        Options     Number      Average
                                       Available      of       Exercise
                                       for Grant    Shares       Price
                                      ----------- ----------- -----------
Balance at December 31, 1996........     121,578   1,886,950       $0.31
  Options authorized................   1,120,000         --        $ --
  Options granted...................  (1,304,050)  1,304,050       $1.71
  Options exercised.................         --     (481,648)      $0.30
  Options canceled..................     372,168    (372,168)      $0.56
                                      ----------- -----------
Balance at December 31, 1997........     309,696   2,337,184       $1.05
  Options authorized................   2,520,000         --        $ --
  Options granted...................  (1,185,081)  1,185,081       $9.45
  Options exercised.................         --     (404,039)      $0.69
  Options canceled..................     426,992    (426,992)      $2.79
                                      ----------- -----------
Balance at December 31, 1998........   2,071,607   2,691,234       $4.54
  Options authorized................   3,000,000         --          --
  Options granted...................  (3,184,384)  3,184,384      $39.97
  Options exercised.................                (963,993)      $3.46
  Options canceled..................     469,356    (469,356)     $11.67
  Options Repurchased...............       4,666                   $0.50
                                      ----------- -----------
Balance at December 31, 1999........   2,361,245   4,442,269      $28.68
                                      =========== ===========

  In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 1999:

                                       Options Outstanding and Exercisable
                                      -----------------------------------
                                                               Weighted-
                                                                Average
                                                   Weighted-   Remaining
                                        Number      Average   Contractual
                                          of       Exercise      Life
      Range of Exercise Prices          Shares       Price    (in Years)
------------------------------------- ----------- ----------- -----------
         $ 0.10 -- $ 0.50...........     311,076       $0.39        6.25
         $ 0.51 -- $ 1.25...........     199,941       $1.25        7.35
         $ 1.26 -- $ 3.00...........      62,962       $2.49        7.72
         $ 3.01 -- $6.83...........      474,255       $6.31        8.35
         $6.84 -- $13.00...........      461,739      $10.70        9.04
        $13.01 -- $32.75...........      721,693      $29.04        9.32
        $32.76 -- $66.88...........    2,210,603      $44.83        9.68
                                      -----------
           Total....................   4,442,269
                                      ===========


        At December 31, 1999, approximately 109,000 shares of common stock outstanding were subject to repurchase by the Company. Common stock subject to repurchase represents any unvested shares of common stock held by an optionholder which, upon termination of the optionholder's employment, may be repurchased by the Company. Such shares are subject to repurchase at their original issuance price.

         In June 1998, the Board of Directors approved, and the Company adopted, the 1998 Employee Stock Purchase Plan (the "ESPP"), which is designed to allow eligible employees of the Company to purchase shares of common stock at semiannual intervals through periodic payroll deductions. An aggregate of 700,000 shares of common stock has been reserved for the ESPP, and 101,163 shares have been issued through December 31, 1999. The Purchase Plan is implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can have up to 15% of their base salary deducted that is to be used to purchase shares of the common stock on specific dates determined by the Board of Directors (up to a maximum of $25,000 per year based upon the fair market value of the shares at the beginning date of the offering). The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date.

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

        Pro forma information regarding net loss is required under FAS 123 and is calculated as if the Company had accounted for its employee stock options granted during the years ended December 31, 1999, 1998 and 1997 and for its ESPP shares to be issued under the fair value method of FAS
123. The fair value for employee stock options granted was estimated at the date of grant based on the Black-Sholes model using the following weighted average assumptions: risk-free interest rates 6.70%, 5.39%, and 5.75% for 1999, 1998, and 1997, respectively; no dividend yield, a volatility factor of .80 (no volatility factor of the expected market price of the Company's common stock for options granted prior to the Company's initial public offering in August 1998 as the minimum value method was used); and a weighted average expected life of the option of five years. The fair value for employee stock purchase plan shares to be issued was estimated using the following weighted average assumptions: risk-free interest rate of 6.71 and 5.19% for 1999 and 1998, respectively, no dividend yield, a volatility factor of .80, and a weighted average expected life of the shares of six months.

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


                                           Years Ended December 31,
                                      --------------------------------
                                         1999       1998       1997
                                      ---------- ---------- ----------
 Pro forma net loss applicable to
  common stockholders...............   ($75,321)  ($47,997)  ($22,627)
                                      ========== ========== ==========
 Pro forma basic and diluted net
  loss per share applicable to
  common stockholders...............     ($3.65)    ($5.34)    ($5.28)
                                      ========== ========== ==========


        The pro forma impact of options granted and ESPP shares to be issued on the net loss applicable to common stockholders for the years ended December 31, 1998 and 1997 is not representative of the effects on net income (loss) for future years, as future years will include the effects of options vesting as well as the impact of multiple years of stock option grants.

        The options' weighted average grant date fair value, which is the value assigned to the options under FAS 123, was $28.31, $3.20, and $0.41,for options granted during 1999, 1998, and 1997,respectively. The weighted average grant date fair value of ESPP shares to be issued was $8.40 and $7.70 for the year ended December 31, 1999 and 1998.

 Stockholders' Notes Receivable

        In February 1993, the Company issued common stock to a founder in return for a full recourse note receivable for $12,500. The note bore interest rate of 7.04% per annum and was paid in 1999.

        During June and December 1995, two officers of the Company were provided cash advances totaling approximately $81,000 for the purpose of purchasing the Company's Series A preferred stock. The final payment of the full recourse notes was paid in 1998.

        In January 1998, the Company issued common stock to an employee in exchange for a full recourse note receivable for $9,000. The note bears interest at 5.7% and is payable in three equal annual payments commencing in January 1999.

12. Income Taxes

        Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the fiscal years ended December 31, 1999, 1998, and 1997.

The reconciliation of income tax expense (benefit) attributable to net loss applicable to common stockholders computed at the U.S. federal statutory rates to income tax expense (benefit) for the fiscal years ended December 31, 1999, 1998, and 1997 is as follows (in thousands):

                                           Years Ended December 31,
                                      --------------------------------
                                         1999       1998       1997
                                      ---------- ---------- ----------
Tax provision (benefit) at U.S.
  statutory rate...................... ($21,788)  ($16,027)   ($7,667)
Goodwill amortization.................   $1,198       --         --
In-process research and development...   $4,964       --         --
Loss for which no tax benefit is
  currently recognizable..............   15,626      7,898      7,667
Nondeductible preferred stock dividend     --        8,129       --
                                      ---------- ---------- ----------
                                         $  --      $  --      $  --
                                      ========== ========== ==========


        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are as follows (in thousands):

                                                 Year Ended December 31,
                                                 ---------------------
                                                    1999       1998
                                                 ---------- ----------
   Deferred Tax Assets:
    Net operating loss carryforwards............   $18,700    $18,448
    Tax credit carryforwards....................     2,200      1,956
    Capitalized research and development........     1,020      1,776
    Deferred warrant expense...................     13,970      --
    Deferred revenue.........................        1,800      --
    Other, net..................................     4,780      2,364
                                                 ---------- ----------
      Total deferred tax assets.................    42,470     24,544

    Deferred Tax Liabilities
   Acquired intangibles........................    (10,998)     --

   Valuation allowance..........................   (31,472)   (24,544)
                                                 ---------- ----------
    Net deferred tax assets                          $  --      $  --
                                                 ========== ==========


        Realization of deferred tax assets is dependent on future earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 1999 and 1998, has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of approximately $6,928,000, $8,159,000, $10,329,000 and for the years ended December 31, 1999, 1998, and 1997, respectively.

        As of December 31, 1999, the Company had federal and California net operating loss carryforwards of approximately $52,200,000 and $22,500,000, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $1,325,000 and $1,056,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in the years 2000 through 2019, if not utilized.

        Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

13. Segments of an Enterprise and Related Information

        The Company operates in one business segment, the sale of broadband access systems, which it sells primarily to customers within the cable and communications industries. The TeraPro and TeraLink are sold together as part of an entire system, and the Company accordingly does not report revenue derived from these components.

        The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM does not receive discrete financial information about the individual components.

        Four of the Company's customers, Shaw Communications, Inc., Rogers Cable Inc., United Pan-Europe Communications and Sumitomo Corporation, accounted for 40%, 30%, 14% and 11%, respectively, of total revenues for the year ended December 31, 1999. Three of the Company's customers, Shaw Communications, Inc., Cablevision Systems Corporation and Sumitomo Corporation accounted for 40%, 16% and 14%, respectively, of total revenues for the year ended December 31, 1998. No other customer accounted for more than 10% of revenues during these years.

        Total net export revenues to regions outside of the United States were approximately $81,411,000 and $23,383,000 for the years ended December 31, 1999 and 1998, respectively. Revenues by geographic region were as follows (in thousands):

                                                 Years Ended December 31,
                                                 ---------------------
                                                    1999       1998
                                                 ---------- ----------
Revenues:
  United States.................................   $15,598     $8,313
  Canada........................................    41,008     13,032
  Europe and Israel.............................    24,746      4,387
  Asia..........................................    12,755      4,614
  South America.................................     2,902      1,350
                                                 ---------- ----------
    Total revenues..............................   $97,009    $31,696
                                                 ========== ==========


14. 401(k) Profit Sharing Plan and Trust

        During 1995, the Company adopted a 401(k) Profit Sharing Plan and Trust that allows eligible employees to make contributions subject to certain limitations. The Company may make discretionary contributions based on profitability as determined by the Board of Directors. No amount was contributed by the Company to the plan during the years ended December 31, 1999, 1998, and 1997.

15. Related Party Transactions

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

        During the year ended December 31, 1998, the Company recognized revenue of $12,546,000 in connection with product shipments made to Shaw Communications, Inc., a significant stockholder (see Note 11) with a position on the Company's Board of Directors as of December 31, 1998. Accounts receivable from Shaw Communications, Inc. totaled approximately $1,549,000 at December 31, 1998.

        On March 18, 1999, the Company entered into a Supply Agreement with Rogers Cablevision Limited ("Rogers Cablevision"), a subsidiary of
Rogers Communications. Under the Supply Agreement, the Company agreed to make available to Rogers Cablevision its current TeraLink Gateway and TeraLink 1000 Master Controller, and TeraPro Cable Modems and specified software. The Company also committed to certain product pricing and specifications. Under the terms of the Supply Agreement, Rogers retains the right to return to the Company all product purchased until certain conditions are met by the Company. Accordingly, the Company does not recognize revenue on shipments to Rogers until the milestones have been achieved or Rogers has waived the right to return the product. For the year ended December 31, 1999, Rogers waived their right to return certain product purchased and the Company recognized approximately $17,100,000 in revenues from sales to Rogers. The Company also had deferred revenues from Rogers of approximately $4,500,000 at December
31, 1999. Subsequent to year end Rogers waived all remaining rights of return under the Supply Agreement; accordingly, the only rights of return available to Rogers are those provided under Terayon's standard warranty policy.

        The Supply Agreement and the Development Agreement (see Note 11) do not constitute a commitment by either Rogers Cablevision or Rogers Communications to purchase or deploy any particular volume or quantity of the Company's product. No such commitment will be made unless Rogers Cablevision or Rogers Communications issues a purchase order to the Company.

        During the year ended December 31, 1999, the Company recognized revenue of $39,664,000 in connection with product shipments made to Shaw and Rogers, significant shareholders (see Note 11) with positions on the Company's Board of Directors as of December 31, 1999. Accounts receivable from these parties totaled approximately $7,281,000 at December 31, 1999.

        During the year ended December 31, 1999, the Company incurred approximately $200,000 of expense related to consulting services performed by a member of the Company's Board of Directors.

16.  Business Combinations

Imedia Corporation

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

        In accordance with the Agreement, the shareholders, vested optionholders and warrantholders are entitled to receive shares of the Company's common stock in varying amounts in a series of up to three stock payments, the last of which will occur on or before the 18-month anniversary of the Closing Date. The aggregate number of shares of the Company's common stock issued under the Agreement will depend, among other things, on the performance of the Company's common stock over the period during which the payments are to be made. In no event, shall the number of shares issued exceed 3,000,000 shares, adjusted for any splits, combinations, stock dividends and the like. The Agreement also provides for the payment by the Company of certain Additional Consideration in the form of cash or additional shares of the Company's common stock in the event that certain pricing conditions are not
satisfied.   The total value of the consideration that will ultimately
be paid, as measured by certain valuation formulae and based upon an average of the price of the Company's common stock as reported on the Nasdaq National Market, is not to exceed $99,000,000 nor be less than $69,000,000. The holders of unvested Imedia options also will receive options to purchase the Company's common stock, the fair value of which will be included in the purchase price. The Company issued 827,407 shares of common stock and 172,477 options and warrants to purchase common stock to the vested optionholders and warrantholders of Imedia on the Closing Date. In addition, the unvested optionholders of Imedia options also received options to purchase the Company's common stock,
the fair value of which was included in the purchase price.   Subsequent
to year end, the valuation formulae specified in the Agreement were satisfied, and, accordingly, the Company's obligation to issue additional common stock or options and warrants to purchase common stock beyond those issued at the Closing Date was eliminated. As a result, no additional consideration will be issued in the future to the former stockholders, optionholders and warrantholders of Imedia.

        The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on a determination from an independent appraisal of their respective fair values. The approximate purchase based upon the valuation formulae was determined as $99,000,000. The consolidation of the assets and liabilities significantly affected the Company's balance sheet at December 31, 1999, as depicted in the following tables:

Approximate purchase price (in thousands):



    Approximate purchase price (in thousands):
    Purchase price........................................     $106,347
    Estimated transaction and other direct costs..........        2,631
                                                          --------------
                                                               $108,978
                                                          ==============



Purchase price allocation:



    Purchase price allocation:
    Historical net tangible assets of
       Imedia at September 16, 1999.....   ($355)
    Forgiveness of Imedia note payable..   1,000
                                        ----------
                                            $645


                                                           Amortization
                                                   Life   of Intangibles
                                                 -----------------------
    Intangible assets acquired:
    Developed technology................  27,000  6 years         4,500
    Assembled workforce.................   2,500     2            1,250
    Trademark...........................   4,000     6              667
    In-process research and development.  11,000    --
    Goodwill............................  63,833     6           10,639
                                        ----------
                                        $108,978
                                        ==========



        Tangible assets of Imedia principally include cash, accounts receivable and property and equipment. Liabilities principally include accounts payable and accrued liabilities. At the Closing Date, the Company forgave Imedia's note payable obligation of $1,000,000.

        To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation of approximately $27,000,000 for developed technology that had reached technological feasibility and therefore was capitalizable. The developed technology is being amortized on a straight-line basis over a six year period.

        The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. The analysis yielded a valuation of approximately $2,500,000 for the assembled workforce. The asset is being amortized on a straight line basis over a two year period. The goodwill allocation is approximately $63,833,000.

        The value of the in-process research and development was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that is attributable to previously developed technology, the level of effort to date in the in-process research and development, the percentage of completion of the project and the level of risk associated with the in-process technology. The projects identified as in-process are those that were underway at Imedia at the time of the acquisition and will, after the Closing Date, require additional effort in order to establish technological feasibility.
These projects have identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured. The value of the in-process research and development was determined as approximately $11,000,000.

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

Radwiz Ltd.

        In October 1999, the Company entered into a Share Purchase Agreement to acquire Radwiz Ltd., an Israeli company. Radwiz produces communication access systems based on high-speed IP routing, integrated with telephony. Radwiz's systems include both central office Digital Subscriber Line Access Multiplexers (DSLAMs) and customer premises equipment for small office, home office (SOHO) business broadband
services.   The Radwiz acquisition was completed on November 22, 1999.

        In accordance with the Agreement, the shareholders and vested optionholders received cash and shares of the Company's common stock and options to purchase shares of the Company's common stock. The aggregate number of shares of the Company's common stock to be issued under the Radwiz Agreement will depend, among other things, on the performance of the Company's common stock over the period between the closing of the merger and the twelve month anniversary. The Company paid $250,000 in cash and issued 873,582 shares of Terayon common stock to the former shareholders of Radwiz and issued options to purchase 72,571 shares of Terayon common stock to the vested optionholders of Radwiz on the Closing Date. In addition, the unvested optionholders of Radwiz options also received options to purchase the Company's common stock, the fair value of which was included in the purchase price.

        The purchase price was allocated to the assets acquired and liabilities assumed based on a determination from an independent appraisal of their respective values. The approximate purchase price was determined to be $52,700,000. This represents the minimum purchase price, as specified in the Agreement, to be issued to the shareholders and vested optionholders of Radwiz ($50,000,000,) plus the value of the options issued to unvested optionholders of Radwiz ($2,700,000) based on the market value of the Company's common stock on the date the acquisition was announced. Proceeds to be received from the Radwiz optionholders upon exercise of their options are not significant. The consolidation of the assets and liabilities significantly affected the Company's balance sheet at December 31, 1999, as depicted in the following tables.


Approximate purchase price (in thousands):


    Approximate purchase price (in thousands):
    Purchase price........................................      $52,667
    Estimated transaction and other direct costs..........          902
                                                          --------------
                                                                $53,569
                                                          ==============


Purchase price allocation:



    Purchase price allocation:

    Historical net tangible assets of
      Radwiz at November 22, 1999.......  $3,058



                                                           Amortization
                                                   Life   of Intangibles
                                                 -----------------------
    Intangible assets acquired:
    Developed technology................  29,850  6 years         4,975
    Assembled workforce.................   2,800     2            1,400
    Trademark...........................   1,150     6              192
    In-process research and development.   3,600    --
    Goodwill............................  24,109     6            4,018
    Deferred tax liability.............. (10,998)
                                        ----------
                                         $53,569
                                        ==========



        Tangible assets of Radwiz principally include cash, accounts receivable, inventory and property and equipment. Liabilities principally include accounts payable and accrued liabilities.

        To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of technology. The analysis resulted in a valuation of approximately $29,850,000 for developed technology that had reached technological feasibility and therefore was capitalizable. The developed technology is being amortized on a straight line basis over a six year period.

        The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. The analysis yielded a valuation of approximately $2,800,000 for the assembled workforce. The asset is being amortized on a straight-line basis over a two year period.

        The goodwill allocation is approximately $24,100,000.

        The value of the in-process research and development was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that is attributable to previously developed technology, the level of effort to date in the in-process research and development, the percentage of completion of the project and the level of risk associated with the in-process technology. The projects identified as in process at Radwiz are those that will be underway at the time of the acquisition of Radwiz and would, after consummation of the acquisition, require additional effort to establish technological feasibility. These projects have identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured. The value of the in-process research and development was determined as approximately $3,600,000. In-process technology acquired in the transaction consists primarily of additions to Radwiz's core technology, which is related to Radwiz's planned development of new features. The majority of the intended functionality of these new features is not supported by Radwiz's current technology. Intended new features include offering: end-to-end carrier quality of service;
allowing access via an ATM network; and, providing ISDN line functionality.

        The Company expects that the in-process technology will be successfully developed, and that initial benefits from these projects will begin in calendar 2000. Notwithstanding the Company's expectation that the in-process technology will be successfully developed, there remain significant technical challenges that must be resolved in order to complete the in- process technology.

        The following selected unaudited pro forma combined results of operations of the Company, Imedia and Radwiz for the year ended December 31, 1999 and 1998 have been prepared assuming that the acquisitions occurred at the beginning of the period presented. The following selected unaudited pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):

                                                 Year Ended December 31,
                                                 -----------------------
                                                   1999        1998
                                                 -----------------------

    Revenues.....................................$102,280       $34,754
    Net loss applicable to common stockholders...($75,422)     ($59,796)
    Net loss per share applicable to common
      stockholders...............................  ($2.92)       ($5.60)
    Shares used in calculation of net loss per
      share applicable to common stockholders....  25,832        10,687



        The net loss applicable to common stockholders and net loss per share applicable to common stockholders in 1999 does not include the in-process research and development charges of approximately $11,000,000 and $3,600,000 for Imedia and Radwiz, respectively.


17.  Subsequent Events (Unaudited)

        In October 1999, the Company entered into a Share Purchase Agreement (the "Telegate Agreement") to acquire Telegate Ltd, an Israeli company. Telegate produces telephony and data access platforms that are deployed by service providers to deliver efficient carrier-class voice services over cable. Telegate also provides in-home networking capability for telephony and data, based on the Digital Enhanced Cordless Telephony
(DECT) standard.   In general, the Telegate shareholders and vested
optionholders will receive a total of 2,200,000 shares and options to purchase shares of the Company's common stock and a cash payment equal to Telegate's net cash balance at closing minus $2,000,000. The total purchase price is estimated to be approximately $144,950,000. The transaction was completed on January 2, 2000. We expect to account for the acquisition as a purchase transaction.

        The following selected unaudited pro forma combined results of operations of the Company, Imedia, Radwiz and Telegate for the year ended December 31, 1999 and 1998 have been prepared assuming that the acquisitions occurred at the beginning of the period presented. The following selected unaudited pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):

                                                 Year Ended December 31,
                                                 -----------------------
                                                   1999        1998
                                                 -----------------------

    Revenues.....................................$111,424       $38,323
    Net loss applicable to common stockholders...($84,696)     ($65,806)
    Net loss per share applicable to common
      stockholders...............................  ($3.02)       ($5.11)
    Shares used in calculation of net loss per
      share applicable to common stockholders....  28,032        12,887



The net loss applicable to common stockholders and net loss per share applicable to common stockholders in 1999 does not include the in-process research and development charges of approximately $11,000,000 and $3,600,000 for Imedia and Radwiz, respectfully.

        In February 2000, the Company entered into an Asset Purchase Agreement (the "ANE Agreement") to acquire certain assets and assume certain liabilities of the Access Network Electronics Division (ANE) of Tyco Electronics Corporation, a subsidiary of Tyco International Ltd. ANE produces DSL (Digital Subscriber Line) systems that provide multiple phone lines over the existing copper telephony network. In general, we will issue shares of our common stock at closing valued at approximately $85,000,000 based on the volume weighted average of the per share sales price of the Company's common stock as reported on the Nasdaq National Market for the ten consecutive trading days prior to the closing date. In addition, the Company has agreed to establish an employee retention program for purposes of retaining the certain identified employees of ANE. The retention program provides for up to 3 annual payments to the identified employees in a total amount of approximately $4,500,000 provided the employees remain employed by the Company. The retention payments will be charged to expense over the employees' respective periods of service. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2000. We expect to account for the acquisition as a purchase transaction.

        In February 2000, the Company also entered into a Share Purchase Agreement (the "Combox Agreement") to acquire Combox Ltd ("Combox"), an Israeli company. Combox is a manufacturer of broadband data systems and satellite communications based on international standards. Combox's cable data access systems conform to the growing EuroModem international specification, based on the Digital Video Broadcasting (DVB) standard. In general, the Combox shareholders will receive a total of 775,000 shares of the Company's common stock. The total purchase price is estimated to be approximately $92,000,000 based on the fair market value of the Company's common stock on the days immediately preceding and following the date the acquisition was announced. In addition, the Company will issue options to purchase common stock of the Company to the vested and unvested optionholders of Combox options. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2000. We expect to account for the acquisition as a purchase transaction.

        In February 2000, the Company's board of directors approved a two-for-one split of the Company's outstanding shares of common stock to be effected in the form of a stock dividend. The stock split is pending stockholder approval of an increase in the Company's authorized shares and therefore the changes in the capital structure resulting from the split have not been given retroactive effect in the Company's consolidated financial statements as of December 31, 1999.

        In March 2000, the Company and Telegate, now a subsidiary of the Company, entered into an Asset Purchase Agreement ("Internet Telecom Agreement") under which Telegate agreed to purchase certain assets of Internet Telecom Ltd. ("Internet Telecom"), an Israeli company.
Internet Telecom is a supplier of PacketCable and other standards-based,
voice-over-IP ("Internet Protocol") systems and technologies.   In
general, Telegate will acquire the assets of Internet Telecom in exchange for shares of the Company sock valued at approximately $44.0 million based on the fair market value of the Company's stock on the days immediately preceding and following the announcement of the acquisition and a cash payment estimated at approximately $2,000,000. The transaction is subject to customary closing conditions and is expected to close in the second quarter. We expect to account for the transaction as a purchase transaction.

        In March 2000, Rogers Communications purchased 1,843,109 shares of the Company's common stock. The stock was purchased pursuant to two warrants to purchase common stock issued to Rogers Communications in connection with the Product Development Assistance Agreement (note 10). The shares were purchased on a net exercise basis and resulted in no proceeds to the Company.

        In March 2000, the Company entered into a Share Purchase Agreement to acquire Ultracom Ltd. ("Ultracom"), an Israeli company. Ultracom is a supplier of broadband systems-on-silicon. In general the Ultracom shareholders and vested optionholders will receive shares and option of the Company's tock valued at approximately $30,000,000 based on the closing price of the Company's common stock as reported by Nasdaq on the fifth business day prior to the Closing and a cash payment estimated at approximately $2,300,000. The Company will also assume the unvested Ultracom options, the value of which will be included in the purchase price. The transaction is subject to customary closing conditions and is expected to close in the second quarter. We expect to account for the transaction as a purchase transaction.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

PART III

ITEM 10.  Directors and Officers of the Registrant

        The information required by this item for the Company's directors is incorporated by reference to the 2000 Proxy Statement, under the caption "Election of Directors", and for the executive officers of the Company, the information is included in Part I hereof under the caption
"Executive Officers of the Registrant."

ITEM 11. Executive Compensation

        Incorporated by reference to the 2000 Proxy Statement, the section title "Executive Compensation."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        Incorporated by reference to the 2000 Proxy Statement, the section titled "Record Date and Voting Securities" and the section titled
"Security Ownership."

ITEM 13. Certain Relationship and Related Transactions

        Incorporated by reference to the 2000 Proxy Statement, under the section titled "Certain Transactions."

PART IV
ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
K

(a)     The following documents are filed as part of this report on Form 10-
K:

1. Consolidated Financial Statements. The following consolidated financial statements of Terayon Communication Systems, Inc. and related Independent Auditors' Report are filed as part of this report of Form 10-K:


*       Independent Auditors' Report.
* Consolidated Balance Sheets, as of December 31, 1999 and 1998.
*       Consolidated Statements of Operations, Consolidated
Statements of Stockholders' Equity (Net Capital
Deficiency), Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 1999, 1998 and 1997.

2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedules of Terayon
Communication Systems, Inc. are filed as part of this report on Form 10-K and should be read in conjunction with the Consolidated
Financial statements of Terayon Communication Systems, Inc:

* Schedule II of Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997.
        Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.


3. Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this report on Form 10-K.

(b) Reports on Form 8-K.

On December 13, 1999, Terayon filed a Report of Form 8-K dated November 22, 1999 reporting Terayon's acquisition of Radwiz Ltd. and Terayon's planned acquisition of Telegate Ltd. The current report was amended on December 27, 1999 to include the financial statements of Radwiz and Telegate and pro forma financial information reflecting the purchase combination of Terayon and Radwiz and Telegate.


  (c) Exhibits.

                                 EXHIBIT INDEX

 Exhibit
  Number                         Exhibit Description
----------  --------------------------------------------------------------
      2.1   Agreement and Plan of Merger, dated as fo July 15, 1999, among
            Terayon Communication Systems, Inc., Cherry Acquisition Corporation
            and Imedia Corporation. (6)
      2.1   Share Purchase Agreement, dated October 12, 1999, by and among
            Terayon Communication Systems, Inc. and the shareholders of
            Radwiz Ltd. and Radwiz Ltd. (7)
      2.2   Share Purchase Agreement, dated October 14, 1999, by and among
            Terayon Communication Systems, Inc. and the shareholders of
            Telegate Ltd. and Telegate Ltd. (7)
      3.1   Amended and Restated Certificate of Incorporation of the
             Registrant.
      3.2   Bylaws of the Registrant. (2)
      4.1   Reference is made to Exhibits 3.1 through 3.2.
      4.2   Specimen Common Stock Certificate. (2)
      4.3   Amended and Restated Information and Registration Rights Agreement
             dated April 6, 1998. (2)
     10.1   Form of Indemnity Agreement between the Registrant and each of its directors and officers. (2)
     10.2   1995 Stock Option Plan, as amended on March 26, 1996. (2)
     10.3   1997 Equity Incentive Plan, as amended on June 9, 1998. (2)
     10.4   1998 Employee Stock Purchase Plan. (2)
     10.5   1998 Non-Employee Directors Stock Option Plan. (2)
    10.6**  Supply Agreement between the Registrant and ECI Telecom Ltd. dated
             March 3, 1998. (2)
     10.7   Lease Agreement dated January 23, 1996 between the Registrant and
             Arrillaga Family Trust and Richard T. Peery Separate Property
             Trust. (2)
     10.8   Employment Agreement between the Registrant and Zaki Rakib dated
             February 1993. (2)
     10.9   Employment Agreement between the Registrant and Selim Rakib dated
             February 1993. (2)
    10.10   Loan and Security Agreement dated August 10, 1998 between the
             Company and Silicon Valley Bank and Schedule to Loan and Security
             Agreement dated August 10, 1998 between the Company and Silicon
             Valley Bank (3)
    10.11   Streamline Facility Agreement dated October 30, 1998 between the
             Company and Silicon Valley Bank.(1)
    10.12   Product Development Agreement between the Registrant and Cisco
             Systems, Inc. dated July 22, 1996. (2)
    10.13   Promissory Note and Stock Pledge Agreement between the Registrant and Shlomo Rakib dated March 6, 1996. (2)
    10.14   Stock Repurchase Agreement between the Registrant and Zaki Rakib dated March 16, 1995. (2)
    10.15   Stock Repurchase Agreement between the Registrant and Shlomo Rakib dated March 16, 1995. (2)
    10.16   Series A Preferred Stock Purchase Agreement between the Registrant and Lewis Solomon dated June 16, 1995. (2)
    10.17   Promissory Note between the Registrant and Lewis Solomon dated June
             16, 1997. (2)
    10.18   Stock Pledge Agreement between the Registrant and Lewis Solomon dated June 16, 1997. (2)
    10.19   Anti-Dilution Warrant to Purchase Shares of Common Stock dated
             April 6, 1998 issued ("Anti-Dilution Warrant") to Shaw
             Communications Inc. (2)
    10.20   Waiver to Anti-Dilution Warrant dated January 19, 1999. (1)
              Statement No. 333-69699).
    10.21   Amendment No. 1 to Lease dated April 8, 1999 between the Company and
              John Arrillaga Survivor's Trust and Richard T. Peery Separate
              Property Trust (4).
    10.22   Lease Agreement dated April 8, 1999 between the Company and John
              Arrillage Survivor's Trust and Richard T. Peery Separate Property
              Trust (4).
    10.23   Lease Agreement dated April 20, 1998 between Imedia Corporation and
            Martin CL Associate, L.P. (5)
    10.24   Sublease Agreement dated November 15, 1999 between Imedia Corporation and ISP Channel, Inc. (5)
    10.25   1999 Non-Officer Equity Incentive Plan. (8)
    10.26   Form of Non-Statutory Stock Option Agreement Used in Connection
            with the 1999 Non-Officer Equity Incentive Plan. (8)
     21.1   List of Subsidiaries. (Incorporated by reference to Exhibit 21.1 of
             Registration Statement No. 333-56911).
     23.1   Consent of Independent Auditors
     24.1   Power of Attorney (see Signature page).
     27.1   Financial Data Schedule.


---------
(1)Incoporated by reference to exhibits to the Company's Registration Statement on Form S-1 filed on December 24, 1998 (File No. 333-69699).
(2)Incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).
(3)Incorporated by reference to the Company's Report on Form 10-Q filed on November 12, 1998 (File No. 000-24647).
(4)Incorporated by reference to the Company's Report on Form 10-Q filed on August 13, 1999.
(5)Incorporated by reference to the Company's Report on Form 10-Q filed on November 15, 1999.
(6)Incorporated by reference to the Company's Report on Form 8-K filed on October 1, 1999.
(7)Incorporated by reference to the Company's Report on Form 8-K filed on December 13, 1999.
(8)Incorporated by reference to the Company's Registration Statement on Form S-8 filed on December 29, 1999.

** Confidential treatment has been granted for portions of this document. The information omitted pursuant to such confidential treatment order has been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in County of Santa Clara, State of California, on the 30th day of March, 2000.

                                          TERAYON COMMUNICATION SYSTEMS, INC.

                                               /s/ Ray M. Fritz
                                          By___________________________________

                                                    Ray M. Friz
                                        Chief Financial Officer





      Each person whose signature appears below constitutes Dr. Zaki Rakib, Shlomo Rakib and Ray M. Fritz his true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent,full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, each acting alone, or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                         Title                      Date
---------------------------  ----------------------------------  --------------
/s/ Zaki Rakib               Chief Executive Officer and         March 30, 2000
---------------------------  Director (Principal Executive
    Dr. Zaki Rakib           Officer)


/s/ Ray M. Fritz             Chief Financial Officer (Principal  March 30, 2000
---------------------------  Financial and Accounting Officer)
    Ray M. Fritz

/s/ Shlomo Rakib             Chairman of the                     March 30, 2000
---------------------------     Board of Directors
    Shlomo Rakib

/s/ Michael D'Avella         Director                            March 30, 2000
---------------------------
    Michael D'Avella

/s/ Christopher J. Schaepe   Director                            March 30, 2000
---------------------------
    Christopher J. Schaepe

/s/ Lewis Solomon            Director                            March 30, 2000
---------------------------
    Lewis Solomon

/s/ Mark Stevens             Director                            March 30, 2000
---------------------------
    Mark Stevens

/s/ Alek Krstajic            Director                            March 30, 2000
---------------------------
       Alek Krstajic



                                                                     SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                    Balance    Additions              Balance
                                      at      Charged to                 at
                                   Beginning   Costs and    Write-     End of
                                   of Period   Expenses      offs      Period
                                  ----------- ----------- ---------- ----------
                                              (in thousands)
 Year ended December 31, 1999....
   Allowance for doubtful accounts      $594        $867      $ --      $1,461
   Warranty reserve...............    $1,064      $2,951     $1,330     $2,685

 Year ended December 31, 1998....
   Allowance for doubtful accounts       $20        $574      $ --        $594
   Warranty reserve...............      $536      $1,658     $1,130     $1,064

 Year ended December 31, 1997....
   Allowance for doubtful accounts    $ --           $20      $ --         $20
   Warranty reserve...............    $ --          $536      $ --        $536
