Form 10-K/A
period 1999-12-31
TERAYON COMMUNICATION SYSTEMS
filed 2000-04-28
CIK 1052303

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K/A

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

================================================================================

The Registrant hereby amends Item 3 contained in the Registrant's Report on Form 10-K for the year ended December 31, 1999 to include certain information on events subsequent to March 30, 1999.

The Registrant hereby amends Item 8 contained in the Registrant's Report on Form 10-K for the year ended December 31, 1999 to amend certain information contained in Notes 11 and 13 of the Notes to Consolidated Financial Statements.

The Registrant hereby amends Item 10, Item 11, Item 12 and Item 13 contained in the Registrant's Report on Form 10-K for the year ended December 31, 1999 to include the information required by these Items.

Except for such changes, no other changes are made to the Registrant's Report of Form 10-K for the year ended December 31, 1999.



ITEM 3. LEGAL PROCEEDINGS

        In September 1999, Imedia Corporation, now our subsidiary, was named as a defendant in Evergreen Canada Israel Management Ltd. v.
Imedia Corporation, a case filed in San Francisco Superior Court alleging that Imedia breached its term sheet agreement with the Plaintiffs by negotiating with us while a no shop provision was in place and refusing to allowing the Plaintiffs to invest in Imedia. The Plaintiffs are seeking damages in excess of $12.0 million. As part of the terms of the Imedia Agreement and Plan of Merger and Reorganization, shares of our common stock to be issued to the former shareholders of Imedia were placed in escrow to indemnify us for any damages that are directly or indirectly suffered as a result of any claim brought by any Person who was a prospective investor in Imedia and was not a securityholder of Imedia on the closing date of the Imedia acquisition. The value of the escrowed shares was approximately $10.0 million based on the market value of our common stock on the closing date. The case is in its initial stages, and no trial date has been established. We have reviewed the allegations made by the Plaintiffs and we do not believe that the outcome will have a negative impact on our financial position, results of operations or cash flows.

On April 13, 2000, a lawsuit against us and certain of our officers and directors, entitled Birnbaum v. Terayon Comm. Systems, Inc., was filed in the United States District Court for the Central District of California. The plaintiff purports to be suing on behalf of a class of shareholders who purchased or committed to purchase our securities during the period from February 2, 2000 to April 11, 2000. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. Several other lawsuits similar to the Birnbaum suit have since been filed. The lawsuits seek an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and we intend to defend vigorously against these allegations.

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

        The following is a summary of additional information with respect to the 1995 Stock Option Plan, the 1997 Equity Incentive Plan, the 1998 Non-Employee Directors' Stock Option Plan, the 1999 Non-Officer Equity Incentive Plan and option grants made outside the plans:

                                                          Options
                                                        Outstanding
                                                      and Exercisable
                                                  -----------------------
                                                               Weighted-
                                        Options     Number      Average
                                       Available      of       Exercise
                                       for Grant    Shares       Price
                                      ----------- ----------- -----------
Balance at December 31, 1996........     121,578   1,886,950       $0.31
  Options authorized................   1,120,000         --        $ --
  Options granted...................  (1,304,050)  1,304,050       $1.71
  Options exercised.................         --     (481,648)      $0.30
  Options canceled..................     372,168    (372,168)      $0.56
                                      ----------- -----------
Balance at December 31, 1997........     309,696   2,337,184       $1.05
  Options authorized................   2,520,000         --        $ --
  Options granted...................  (1,185,081)  1,185,081       $9.45
  Options exercised.................         --     (404,039)      $0.69
  Options canceled..................     426,992    (426,992)      $2.79
                                      ----------- -----------
Balance at December 31, 1998........   2,071,607   2,691,234       $4.54
  Options authorized................   3,000,000         --          --
  Options granted...................  (3,913,284)  3,913,284      $44.00
  Options exercised.................                (963,993)      $3.46
  Options canceled..................     469,356    (469,356)     $11.67
  Options Repurchased...............       4,666                   $0.50
                                      ----------- -----------
Balance at December 31, 1999........   1,632,345   5,171,169      $33.56
                                      =========== ===========

  In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 1999:

                                       Options Outstanding and Exercisable
                                      -----------------------------------
                                                               Weighted-
                                                                Average
                                                   Weighted-   Remaining
                                        Number      Average   Contractual
                                          of       Exercise      Life
      Range of Exercise Prices          Shares       Price    (in Years)
------------------------------------- ----------- ----------- -----------
         $ 0.10 -- $ 0.50...........     311,076       $0.39        6.25
         $ 0.51 -- $ 1.25...........     199,941       $1.25        7.35
         $ 1.26 -- $ 3.00...........      62,962       $2.49        7.72
         $ 3.01 -- $6.83...........      474,255       $6.31        8.35
         $6.84 -- $13.00...........      461,739      $10.70        9.04
        $13.01 -- $32.75...........      721,693      $29.04        9.32
        $32.76 -- $66.88...........    2,939,503      $49.37        9.82
                                      -----------
           Total....................   5,171,169
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

        Four of the Company's customers, Shaw Communications, Inc., Rogers Cable Inc., United Pan-Europe Communications and Sumitomo Corporation, accounted for 24%, 17%, 14% and 11%, respectively, of total revenues for the year ended December 31, 1999. Three of the Company's customers, Shaw Communications, Inc., Cablevision Systems Corporation and Sumitomo Corporation accounted for 40%, 16% and 14%, respectively, of total revenues for the year ended December 31, 1998. No other customer accounted for more than 10% of revenues during these years.

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

PART III

ITEM 10.  Directors and Officers of the Registrant

Our directors and executive officers and their ages as of March
10, 2000 are as follows:



                Name                    Age        Position
    -----------------------------  ------------- ------------


     Dr. Zaki Rakib(2).............          41  Chief Executive Officer
     Shlomo Rakib..................          43  Chairman of the Board
                                                 Chief Technical Officer
     Dennis J. Picker..............          52  Chief Operating Officer
     Ray M. Fritz..................          54  Chief Financial Officer

     Michael D'Avella.............           41  Director
     Alek Krstajic................           36  Director
     Christopher Schaepe..(1)(2)..           36  Director
     Lewis Solomon..(1)...........           66  Director
     Mark Stevens..(2)............           40  Director




(1)     Member of Audit Committee

(2)     Member of Compensation Committee

The Board of Directors is divided into three classes, each having a three-year term. Mr. Krstjic, Mr. Solomon and Mr. Stevens are Class I directors, whose terms expire in 2002. Mr. D'Avella and Mr. Shlomo
Rakib are Class II directors, whose terms expire in 2000.   Mr. Schaepe
and Dr. Zaki Rakib are Class III directors, whose terms expire in 2001.

Zaki Rakib co-founded Terayon in 1993 and has served as Chief
Executive Officer since January 1993 and as a director since February 1995. From January 1993 to July 1998, Dr. Rakib also served as Chief Financial Officer of the Company. Prior to co-founding the Company, Dr. Rakib served as Director of Engineering for Cadence Design Systems, an electronic design automation software company, from 1990 to 1994. Prior to joining Cadence, Dr. Rakib was Vice President of Engineering at Helios Software, which was acquired by Cadence in 1990. Dr. Rakib serves on the board of a privately held company. Dr. Rakib holds B.S., M.S. and Ph.D. degrees in engineering from Ben-Gurion University in Israel. Dr. Rakib is the brother of Shlomo Rakib, the Company's Chairman of the Board, President and Chief Technical Officer and a director of the Company.

Shlomo Rakib co-founded Terayon in 1993 and has served as Chairman of the Board and President since January 1993 and as Chief Technical Officer since February 1995. Prior to co-founding the Company, Mr. Rakib served as Chief Engineer at PhaseCom, Inc., a communications products company, from 1981 to 1993, where he pioneered the development of data and telephony applications over cable.
Mr. Rakib is the inventor of several patented technologies in the area of data and telephony applications over cable. Mr. Rakib holds a B.S.E.E. degree from Technion University in Israel. Mr. Rakib is the brother of Zaki Rakib, the Chief Executive Officer and a director of the Company.

Dennis J. Picker has served as Chief Operating Officer since
February 1998 and served as Vice President from October 1997 to February 1998 and Vice President, Engineering from May 1996 to October 1997. From 1994 to April 1996, Mr. Picker was Director of the Cable Data Products Business Unit of Motorola, Inc., an electronics company. Mr. Picker holds a B.S. degree in electrical engineering from the University of Pennsylvania and a M.S. degree in electrical engineering from Northwestern University.

Ray M. Fritz has served as the Company's Chief Financial Officer since July 1999. Prior to joining the Company, Mr. Fritz was Vice President of Finance and Operations and Chief Financial Officer of GigaLabs Inc., a provider of high performance input/output switching solutions, from December 1997 to July 1999. From August 1994 until August 1997, Mr. Fritz was with Clarify, Inc., a provider of front office automation systems, as its Vice President, Finance and Operations and Chief Financial Officer. From May 1990 to August 1994, he served as Director, Finance of Synopsys, Inc., an electronic design automation company, and from April 1986 to May 1990, Mr. Fritz served as Vice President and Controller of LSI Logic Corporation, a semiconductor company. Prior to that, he held a variety of finance positions with Xerox Corporation, The Singer Company and Shell Oil Company. Mr. Fritz holds a B.S. degree in finance/business administration from Benedictine College, a M.B.A. degree from Atlanta University and a M.S. degree in tax from Golden Gate University.

Michael D'Avella has served as a director of the Company since
April 1998. Mr. D'Avella is the Senior Vice President, Planning for Shaw Communications Inc., a diversified communications company and a leading cable operator in Canada. Mr. D'Avella has held a variety of senior management positions at Shaw since 1991. Prior to that, he held positions with the Canadian Cable Television Association and Telesat Canada. He is a director of Canadian Satellite Communications Inc., a distributor of satellite based broadcast signals and provider of satellite communications for businesses, and GT Group Telecom Inc., a broadband services company, and several privately held companies.
Mr. D'Avella holds a B.A. degree in economics and planning from the University of Toronto in Canada.

Alek Krstajic has served as a director of the Company since July
1999.  Mr. Krstajic is the Senior Vice President Interactive Services,
Sales and Product Development for Rogers Cable Inc., and has held a variety of senior management positions at Rogers since 1994.
Mr. Krstajic is a director of several privately held companies. Mr. Krstajic holds a B.A. degree in economics from the University of Toronto in Canada and attended the executive educational program at Wharton School of Business at the University of Pennsylvania.

Christopher J. Schaepe has served as a director of the Company since March 1995. Mr. Schaepe is a Managing Director of Weiss, Peck & Greer, L.L.C., a technology-focused venture capital firm, which he joined in 1991. Previously, Mr. Schaepe served in corporate finance and capital markets roles for three years at Goldman, Sachs & Company after his employment as a software engineer at IBM Corporation. He is a director of Galileo Technology Ltd., a communications semiconductor company, Quantum Effect Devices, Inc., a communications microprocessor supplier, and several privately held companies. Mr. Schaepe holds B.S. and M.S. degrees in computer science from the Massachusetts Institute of Technology and an M.B.A. degree from Stanford Business School.

Lewis Solomon has served as a director of the Company since March
1995. Mr. Solomon has been a principal of G&L Investments, a consulting firm, since 1989 and currently serves as the Co-Chairman of the Board of Broadband Services, Inc. From 1983 to 1988, he served as Executive Vice President at Alan Patricof Associates, a venture capital firm focused on high technology, biotechnology and communications industries. Prior to that, Mr. Solomon served in various capacities with General Instrument Corp., most recently as Senior Vice President. From April 1986 to January 1997, he served as Chairman of the Board of Cybernetic Services, Inc., an LED systems manufacturer, which commenced a Chapter 7 bankruptcy proceeding in April 1997. Mr. Solomon serves on the boards of Anadigics, Inc., a manufacturer of integrated circuits; Anacomp, Inc., a manufacturer of data storage systems; and Artesyn Technologies, Inc., a power supply and power converter supply company. Mr. Solomon also serves on the boards of several privately held companies.

Mark A. Stevens has served as a director of the Company since
March 1995. Mr. Stevens has been a General Partner of Sequoia Capital, a venture capital investment fund, since March 1993. Mr. Stevens currently serves on the Board of Directors of NVidia Corporation, a graphics software and processor company, Medicalogic, Inc., an on-line health enterprise company, MP3.com, Inc., an on-line music services provider and retail company and several privately held companies.
Prior to joining Sequoia in 1989, he held technical sales and marketing positions at Intel Corporation. Mr. Stevens holds a B.S.E.E. degree, a B.A. degree in economics and an M.S. degree in computer engineering from the University of Southern California and an M.B.A. degree from Harvard Business School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires the Company's directors and executive officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its directors, officers and greater than 10 percent beneficial owners were complied with except that Mr. Schaepe and Mr. Krstajic each filed late one report covering one transaction.

ITEM 11. Executive Compensation

Compensation of Directors

Mr. Solomon receives $2,000 per month for his service as a member of the Board of Directors and Mr. D'Avella receives $3,000 per month for his services as a member of the Board of Directors. No other director of the Company receives cash for services provided as a director. Certain directors have been granted options to purchase Common Stock in the past. In the fiscal year ended December 31, 1998, the total compensation paid to non-employee directors was $48,000. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board of Directors and Committee meetings in accordance with Company policy.

Each non-employee director of the Company also receives non-discretionary automatic stock option grants under the Directors' Plan. Only non-employee directors of the Company who are not employees of or consultants to the Company or of any affiliate of the Company (a "Non-Employee Director") are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are intended by the Company not to qualify as incentive stock options under the Code. The Directors' Plan is administered by the Board, unless the Board delegates administration to a Committee comprised of members of the Board.

The aggregate number of shares of Common Stock that may be issued pursuant to options granted under the Directors' Plan is 200,000 shares. Pursuant to the terms of the Directors' Plan, after August 1998, each person who is elected or appointed for the first time to be a Non-Employee Director automatically shall, upon the date of his or her initial election or appointment to be a Non-Employee Director by the Board or stockholders of the Company, be granted an option to purchase 30,000 shares of Common Stock. In addition, on the day following each Annual Meeting of Stockholders of the Company ("Annual Meeting"), commencing with the Annual Meeting in 1999, each person who is then serving as a Non-Employee Director automatically shall be granted an option to purchase 12,500 shares of Common Stock, which amount shall be prorated for any Non-Employee Director who has not continuously served as a Non-Employee Director for the 12-month period prior to the date of such Annual Meeting. In addition, on the day following each Annual Meeting, commencing with the Annual Meeting in 1999, each Non-Employee Director who is then serving as a member of a committee of the Board of Directors automatically shall be granted, for each such committee, an option to purchase 3,000 shares of Common Stock of the Company, which amount shall be prorated for any Non-Employee Director who has not continuously served as a member of such committee for the 12-month period prior to the date of such Annual Meeting.

The exercise price of the options granted under the Directors'
Plan will be equal to the fair market value of the Common Stock on the date of grant. No option granted under the Directors' Plan may be exercised after the expiration of 10 years from the date it was granted. Options granted under the Directors' Plan vest and become exercisable as to 33% of the shares on the first anniversary of the date of grant and 1/36th of the shares monthly thereafter. Options granted under the Directors' Plan generally are non-transferable. However, an optionee may designate a beneficiary who may exercise the option following the optionee's death. An optionee whose service relationship with the Company or any affiliate (whether as a Non-Employee Director of the Company or subsequently as an employee, director, or consultant of either the Company or an affiliate) ceases for any reason may exercise vested options for the term provided in the option agreement (3 months generally, 12 months in the event of disability and 18 months in the event of death).

In the event of certain changes in control of the Company, all outstanding awards under the Directors' Plan either will be assumed or substituted for by any surviving entity. If the surviving entity determines not to assume or substitute for such awards, the vesting and time during which such options may be exercised shall be accelerated prior to such event and the options will terminate if not exercised after such acceleration and at or prior to such event. Unless terminated sooner by the Board of Directors, the Directors' Plan will terminate in June 2008.

During the last fiscal year, the Company granted options covering 46,500, 25,000 and 30,000 shares to non-employee directors of the Company at exercise prices per share of $45.25, $42.52 and $48.50, respectively. The exercise prices were also the respective fair market values of such Common Stock on the date of grant (based on the closing sale price reported on the Nasdaq National Market for the date of grant). As of March 10, 2000, no options had been exercised under the Directors' Plan.

Directors who are employees of the Company do not receive separate compensation for their services as directors.

Compensation of Executive Officers

Summary of Compensation

The following table shows for the fiscal years ended December 31, 1999, 1998 and 1997, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated executive officers at December 31, 1999 (the "Named
Executive Officers"):


                     Annual Compensation  Long-term Compensation Awards
                     -------------------------------------------------------
                                            Other  Securities
        Name and                           Annual  Underlying LTIP All Other
        Principal          Salary   Bonus Compensa- Options/ PayoutCompensa-
        Position     Year    ($)     ($)   tion($)  SARs (#)  ($)  tion ($)
    ------------------------------------------------------------------------

    Dr. Zaki Rakib   1999  232,500 66,000     --       --        --    --
    Chief Executive  1998  172,500     --     --       --        --    --
    Officer          1997  150,000 12,500     --       --        --    --

    Shlomo Rakib     1999  232,500 45,000     --       --        --    --
    President and    1998  172,500     --     --       --        --    --
    Chief Technical  1997  150,000 12,500     --       --        --    --
    Officer

    Dennis Picker    1999  181,250 40,000     --      10,000     --    --
    Chief Operating  1998  153,000     --     --      40,000     --    --
    Officer          1997  129,000 31,800 75,166(1)    --        --    --

    Ray M. Fritz     1999  175,416 43,333     --      20,000     --    --
    Chief Financial  1998   74,079     --     --     180,000     --    --
    Officer          1997     --       --     --       --        --    --

    Brian Bentley    1999   99,192     -- 84,574(2)    --        --    --
    Vice President   1998  125,650     -- 93,974(2)   10,000     --    --
    Worldwide Sales(31997     --       --     --       --        --    --


(1) Consists of reimbursement to Mr. Picker for travel costs of which $35,140 was attributable to tax gross-up payments made by the Company.

(2)     Represents sales commissions earned in 1998 and 1999.

(3)     Mr. Bentley is no longer an employee of the Company.

Stock Option Grants And Exercises

The Company grants options to its executive officers under its 1995 Stock Option Plan (the "1995 Plan") and its 1997 Equity Incentive Plan (the "1997 Plan," together with the 1995 Plan, the "Plans"). As of March 10, 2000, options to purchase a total of 386,182 shares and 2,902,502 shares were outstanding under the 1995 Plan and the 1997 Plan, respectively, and options to purchase 181,186 shares and 880,990 shares remained available for grant under the 1995 Plan and the 1997 Plan, respectively.

The following tables show for the fiscal year ended December 31, 1999, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

OPTION GRANTS IN LAST FISCAL YEAR



                 Individual Grants                     Potential
                 --------------------------------------Realizable Value
                 Number of % of Total                  at Assumed Annual
                 Securities Options                    Rates of Stock Price
                 UnderlyingGranted toExercise          Appreciation
                  Options  Employees  or Base  Expira-   for Option Term (4)
                  Granted  in Fiscal   Price    tion   ---------------------
    Name          (#) (1)   Year (2) ($/Sh)(3)  Date   5% ($)    10% ($)
    ---------------------------------------------------------------------

    Dr.Zaki Rakib    --        --       --       --        --

    Shlomo Rakib     --        --       --       --        --

    Dennis Picker   10,000      0.25%  37.375 04/04/09   235,049    470,099

    Ray M. Fritz    20,000      0.50%  37.375 04/04/09   595,661  1,171,777

    Brian Bentley    --        --       --       --        --        --





(1) Options vest at a rate 50% on the first anniversary of the vesting commencement date and 1/24th each month thereafter. The term of each option granted is generally the earlier of (i) 10 years or
(ii) 90 days after termination of the optionee's services to the Company.

(2) Based on an aggregate of 3,876,448 options granted to employees, consultants and directors of the Company, including the Named
Executive Officers, during the fiscal year ended December 31, 1999.

(3) The exercise price per share of each option was equal to the fair market value of the Common Stock on the date of grant as determined by the Board of Directors after consideration of a number of factors, including, but not limited to, the development life cycle of the Company's products, the Company's financial performance, market conditions, the preferred rights and privileges of shares of equity securities sold to or purchased by outside investors, and third-party appraisals.

(4) The potential realizable value is calculated based on the terms of the option at its time of grant (10 years). It is calculated assuming that the fair market value of the Company's Common Stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option is exercised and sold on the last day of its term for the appreciated stock price.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES


                                        Number of    Value of
                                        Securities  Unexercised
                                        Underlying In-the-Money
                                       Unexercised Options/SARS
                                      Options/SARS at FY_End ($)
                   Shares               at FY-End  Exercisable/
    Name         Acquired on   Value  Exercisable/  Unexerciable
                 Exercise(#)Realized($)Unexerciable     (1)
    ------------------------------------------------------------

    Dr.Zaki Rakib    --         --          --          --

    Shlomo Rakib     --         --          --          --

    Dennis Picker   181,699  7,388,851 73,034 (2)     3,971,983

    Ray M. Fritz     10,000    664,063 153,001 (3)    7,532,665

    Brian Bentley    59,786  2,416,173      --          --



(1) Value is based upon the closing price of $62.8125 of the Company's on December 31, 1999 on the Nasdaq National Market.

(2) As of December 31, 1999, 133,001 shares of common stock are currently exercisable upon the early exercise of options vesting through May 2003 and 20,000 shares are not currently exercisable under options vesting through April 2001.

(3) As of December 31, 1999, 28,001 shares are currently exercisable upon the early exercise of options vesting through May 2001, 35,033 shares of currently exercisable upon the early exercise of options vesting through May 2003 and 10,000 are not currently exercisable under options vesting through April 2001.

Employment Agreements

In February 1993, the Company entered into an employment agreement with Shlomo Rakib to serve as President and Chairman of the Board of Directors. The employment agreement is for a specified duration of seven years, but it is terminable at will or without cause at any time upon written notice. In February 1993, the Company also entered into an employment agreement with Zaki Rakib to serve as Chief Executive Officer and Chief Financial Officer. The employment agreement is not for a specified term and is terminable at will or without cause at any time upon written notice. Both employment agreements further provide that the Company's Board of Directors will set each executive's salary in accordance with the payroll policies of the Company as constituted from time to time.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION (2)

The Compensation Committee of the Board of Directors
("Committee") consists of Dr. Zaki Rakib, the Company's Chief Executive Officer, and Messrs. Schaepe and Stevens are not currently officers nor employees of the Company. The Committee is responsible for establishing the Company's compensation programs for all employees, including executives. Dr. Rakib is not present during the discussion of his compensation. For executive officers, the Committee evaluates performance and determines compensation policies and levels.

COMPENSATION PHILOSOPHY

The goals of the compensation program are to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company and to motivate them to enhance long-term stockholder value. Key elements of this philosophy are:

 * The Company pays competitively compared to leading technology companies with which the Company competes for talent. To ensure that pay is competitive, the Company regularly compares its pay practices with these companies and establishes its pay parameters based on this review.

* The Company maintains annual incentive opportunities sufficient to provide motivation to achieve specific operating goals and to generate rewards that bring total compensation to competitive levels.

* The Company provides significant equity-based incentives for executives and other key employees to ensure that they are motivated over the long term to respond to the Company's business challenges and opportunities as owners and not just as employees.

Philosophy Regarding Section 162(m) of the Internal Revenue Code.
Section 162(m) of the Internal Revenue Code (the "Code") limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code.

The Compensation Committee has determined that stock options granted under the Company's 1997 Equity Incentive Plan with an exercise price at least equal to the fair market value of the Company's common stock on the date of grant shall be treated as "performance-based compensation."

Base Salary. The Committee annually reviews each executive officer's base salary. When reviewing base salaries, the Committee considers individual and corporate performance, levels of responsibility, prior experience, breadth of knowledge and competitive pay practices.

Long-Term Incentives. The Company's long-term incentive program consists of the 1995 Stock Option Plan, the 1997 Equity Incentive Plan and the 1999 Non-Officer's Plan. The option programs utilize vesting periods (generally five years) to encourage key employees to continue in the employ of the Company. Through option grants, executives receive significant equity incentives to build long-term stockholder value. Grants are made at 100% of fair market value on the date of grant. Executives receive value from these grants only if the value of the Company's Common Stock appreciates over the long-term. The size of option grants is determined based on competitive practices at leading companies in the technology industry and the Company's philosophy of significantly linking executive compensation with stockholder interests. In 1999, the Committee granted stock options to particular executives that will vest over a two-year period. These grants were intended to provide incentive to maximize stockholder value over the next several years. The Committee believes this approach creates an appropriate focus on longer term objectives and promotes executive retention.

CHIEF EXECUTIVE OFFICER COMPENSATION

Dr. Rakib's base salary at the beginning of 1999 Chief Executive Officer was $172,500. Following the Committee's review of compensation paid by leading technology companies, the Committee set Dr. Rakib's base annual salary through 1999 at $250,000. In setting this amount, the Committee took into account (i) its belief that Dr. Rakib is the Chief Executive Officer of a leading technology company with significant and broad-based experience in the broadband equipment industry, (ii) the scope of Dr. Rakib's responsibility, and (iii) the Board's confidence in Dr. Rakib to lead the Company's continued development.

OTHER EXECUTIVE OFFICERS' COMPENSATION

In April 1999, the Committee established the base salary ranges for other executive officers based on data regarding executive compensation of the Company's competitors, including published survey information, each executive officer's base salary for prior years, past performance, the scope of such officer's responsibility and other information available to the Committee. In April 1999, the Committee established bonus compensation formulas for each level of upper management based on individual and Company-wide performance criteria. The Committee also awarded stock options to certain executive officers to provide additional incentives.

        COMPENSATION COMMITTEE
        Dr. Zaki Rakib
        Christopher J. Schaepe
        Mark A. Stevens

Compensation Committee Interlocks and Insider
Participation

Prior to February 1998, the Company did not have a Compensation Committee of the Board of Directors, and the entire Board participated in all compensation decisions, except that Messrs. Rakib did not participate in decisions relating to their respective compensation. In February 1998, the Board formed the Company's Compensation Committee to review and recommend to the Board compensation and benefits for the Company's executive officers and administer the Company's stock purchase and stock option plans. Each of the Company's directors, or an affiliated entity, holds securities of the Company. In January 1999, the Compensation Committee created a Non-Officer Stock Option Committee of the Board of Directors, which consists of Dr. Zaki Rakib. The function of the Non-Officer Stock Option Committee is to grant options to purchase shares of common stock to eligible persons who are not officers of the Company subject to Section 16 of the Securities Exchange Act of 1934, as amended.

Performance Measurement Comparison (1)

The following graph shows the total stockholder return of an investment of $100 in cash on August 17, 1998 for the Company's Common Stock and an investment of $100 in cash on August 31, 1998 for (i) the Standards & Poor's 500 Index (the "S&P 500") and (ii) the Nasdaq Telecommunication Stocks Index (the "Nasdaq Telecom"). All values assume reinvestment of the full amount of all dividends and are calculated as of last day of each month:

Comparison of 19 Month Cumulative Total Return on Investment


                                    Nasdaq
                  Company  S&P 500  Telecom
                  ---------------------------

    August 1998        100      100      100
    September 1998      97      106      113
    October 1998        92      115      123
    November 1998      236      122      130
    December 1998      279      129      155
    January 1999       314      135      179
    February 1999      239      130      179
    March 1999         308      135      194
    April 1999         311      141      204
    May 1999           247      137      207
    June 1999          430      145      206
    July 1999          301      140      201
    August 1999        277      140      192
    September 1999     376      136      191
    October 1999       337      145      226
    November 1999      477      148      235
    December 1999      483      156      271
    January 2000       823      148      274
    February 2000    2,038      146      299



(1) This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 10, 2000 by: (i) all those known by the Company to be beneficial owners of more than five percent of its Common Stock; (ii) each director; (iii) each of the executive officers named in the Summary Compensation Table; and (iv) all current executive officers and directors of the Company as a group. Unless otherwise noted, the address for the individuals listed below is: c/o Terayon Communication Systems, Inc., 2952 Bunker Hill Lane, Santa Clara, California 95054.

                                       Beneficial Ownership
                                       ----------------------
                                        Number of  Percent of
    Beneficial Owner                     Shares       Total
    ----------------                   ----------  ----------

    Shaw Communications, Inc. (2).....  3,036,159        10.5%
      630 Third Avne., S.W., Suite 900
      Calgary, Alberta T2P 4L4

    Rogers Communications Inc. .......  1,843,809         6.4%
      333 Bloor Street East
      Toronto, Ontaria M4W 1G9

    Dr. Zaki Rakib....................  1,600,000         5.5%
    Shlomo Rakib......................  1,600,000         5.5%
    Michael D'Avella (2) (3)..........  3,057,509        10.6%
    Alek Krstajic (4).................  1,843,809         6.4%
    Christopher J. Schaepe(5).........    121,496       *
    Mark A. Stevens (6)...............     75,741       *
    Lewis Solomon.....................     30,000       *
    Brian Bentley (7).................
    Ray M. Fritz (8)..................    144,829       *
    Dennis Pkcker (9).................   123,118        *
    All executive officers and
      directors as a group
      (9 persons) (10)................  8,485,695        29.2%



*  Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that all of the stockholders named in the table have sole voting power and dispositive power with respect to all shares of stock shown as beneficially owned by them. Applicable percentages are based on 28,911,824 shares outstanding on March 10, 2000. In computing the number of shares indicated as beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are exercisable within 60 days are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage of ownership of any other person.

(2) Shares beneficially owned includes 36,159 shares issuable pursuant to a warrant exercisable within 60 days of March 10, 2000.

(3) Shares beneficially owned includes 3,036,159 shares held by Shaw Communications Inc. Mr. D'Avella, a director of the Company, is the Senior Vice President, Planning for Shaw. Also includes 20,350 shares issuable upon early exercise of options vesting through April 2001, of which 8,601 will be fully vested and no longer subject to repurchase within 60 days of March 10, 2000. Mr.
D'Avella may be deemed to have voting and investment power over the shares held by Shaw. He disclaims beneficial ownership as to all shares held by Shaw.

(4) Shares beneficially owned includes 1,843,809 shares held by Rogers Communications Inc. Mr. Krstajic, a director of the Company, is Senior Vice Prsident, Interactive Services, Sales and Product
Development for Rogers Cable Inc. Mr. Krstajic may be deemed to have voting and investment power over the shares held by Rogers. He disclaims beneficial ownership as to all shares held by Rogers.

(5) Shares beneficially owned includes 112,584 shares held by entities associated with Weiss, Peck & Greer, LLC., 5,000 of which are subject to repurchase by the Company within 60 days of March 10, 2000. Christopher J. Schaepe, a director of the Company, is a General Partner of WPG Venture Partners III, L.P., the fund investment advisory member of the entities associated with Weiss, Peck & Greer. Mr. Schaepe may be deemed to have voting and investment power over the shares held by the entities associated with Weiss, Peck & Greer. He disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(6) 5,000 of these shares are subject to repurchase by the Company within 60 days of March 10, 2000.

(7)     Mr. Bentley is no longer an employee of the Company.

(8) Shares beneficially owned includes 133,001 shares issuable upon the early exercise of options, 16,001 of which will be fully vested and no longer subject to repurchase within 60 days of March 10, 2000.
Also includes 10,833 additional shares of which Mr. Fritz has an option to acquire.

(9) Shares beneficially owned includes 15,332 shares subject to repurchase by the Company within 60 days of March 10, 2000 and 28,001 shares are issuable upon early exercise of options vesting through May 2001. Includes 35,033 shares issuable upon the early exercise of options vesting through May 2003, of which 10,366 shares will be fully vested and no longer subject to repurchase within 60 days of March 10, 2000. Also includes 5,417 additional shares of which Mr. Picker has an option to acquire.

(10) Shares beneficially owned includes (i) 216,385 shares issuable upon the early exercise of options vesting through July 2003, 34,958 of which will be fully vested and no longer subject to repurchase within 60 days of March 10, 2000, (ii) 25,332 shares subject to repurchase by the Company within 60 days of March 10, 2000 (iii)
16,250 additional shares of which all directors and officers as a group have options to acquire within 60 days of March 10, 2000 and
(iv) 36,159 shares issuable pursuant to warrants exercisable within 60 days of March 10, 2000.


ITEM 13. Certain Relationship and Related Transactions

Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in County of Santa Clara, State of California, on the 28th day of April, 2000.

                                          TERAYON COMMUNICATION SYSTEMS, INC.

                                               /s/ Ray M. Fritz
                                          By___________________________________

                                                    Ray M. Fritz
                                        Chief Financial Officer