Form 10-Q
period 2000-03-31
TERAYON COMMUNICATION SYSTEMS
filed 2000-05-15
CIK 1052303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-24647

Terayon Communication Systems, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	77-0328533
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2952 Bunker Hill Lane
Santa Clara, California    95054
(Address of Principal Executive Offices including Zip Code)

(408) 727-4400
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 61,759,534 at May 12, 2000

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This report on Form 10-Q contains forward-looking statements of Terayon Communication Systems, Inc. within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to: statements related to industry trends and future growth in the markets for cable modem systems; our strategies for reducing the cost of our products; our product development efforts; the effect of GAAP accounting pronouncements on the our recognition of revenues; our future research and development; the timing of our introduction of new products; the timing and extent of deployment of our products by its customers; and, future profitability. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward- looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed in Item 2 in Part 1 of this Report on Form 10-Q, among other things, should be considered in evaluating our prospects and future financial performance.

Terayon Communication Systems, Inc.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2000
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets at March 31, 2000 and December 31, 1999	**

Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999	**

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999	**

Notes to Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signatures	**

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                       March 31,    December 31,
                                                        2000          1999
                                                     ------------  ------------
                                                            (unaudited)
                               ASSETS
Current assets:
  Cash and cash equivalents........................      $54,676       $32,398
  Short-term investments...........................       63,200        80,594
  Accounts receivable, less allowance for doubtful
   accounts of $2,354 in 2000 and $1,461 in 1999...       22,079        14,015
  Accounts receivable from related party...........       13,104         7,281
  Inventory........................................       12,284         4,991
  Other current assets.............................       10,115         4,161
                                                     ------------  ------------
Total current assets...............................      175,458       143,440
Property and equipment, net........................        9,544         6,157
Intangibles and other assets.......................      265,154       151,639
                                                     ------------  ------------
Total assets.......................................     $450,156      $301,236
                                                     ============  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................      $39,212       $13,217
  Accrued payroll and related expenses.............        6,386         5,938
  Deferred revenues................................          --          4,541
  Warranty reserves................................        3,029         2,685
  Other accrued liabilities........................        6,827         4,668
  Short-term bank loans............................        1,078            12
  Current portion of long-term debt and
    capital lease obligations......................            5             5
                                                     ------------  ------------
    Total current liabilities......................       56,537        31,066
Long-term debt.....................................          --             31
Long-term portion of capital lease obligations.....            5             6
Other long-term obligations........................        1,770           480
Deferred tax liability.............................       10,916        10,998

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value....................           24            24
  Additional paid-in capital.......................      559,448       408,854
  Accumulated deficit..............................     (176,795)     (148,381)
  Deferred compensation............................       (1,395)       (1,553)
  Stockholders' notes receivable...................           (6)           (6)
  Accumulated other comprehensive income...........         (348)         (283)
                                                     ------------  ------------
Total stockholders' equity.........................      380,928       258,655
                                                     ------------  ------------
Total liabilities and stockholders' equity.........     $450,156      $301,236
                                                     ============  ============

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

                                        Three Months Ended
                                             March 31,
                                       -------------------
                                         2000      1999
                                       --------- ---------
Revenues:
  Product revenues....................  $33,635   $10,914
  Related party product revenues......   25,702     4,959
                                       --------- ---------
         Total revenues...............   59,337    15,873
                                       --------- ---------
Cost of goods sold:
  Cost of product revenues............   24,967    10,608
  Cost of related party product
   revenues...........................   18,981     3,347
                                       --------- ---------
         Total cost of goods sold.....   43,948    13,955
                                       --------- ---------
Gross profit...........................  15,389     1,918
                                       --------- ---------
Operating expenses:
  Research and development............   10,568     3,155
  Cost of product development
    assistance agreement..............    9,563    1,615
  Sales and marketing.................    7,676     2,836
  General and administrative..........    4,185     1,163
  In-process research and development.    6,750        --
  Amortization of goodwill.............   6,435        --

                                       --------- ---------
         Total operating expenses.....   45,177     8,769
                                       --------- ---------
Loss from operations..................  (29,788)   (6,851)
Net interest income..................     1,394       958
                                       --------- ---------
Net loss.............................   ($28,394)  ($5,893)
                                       ========= =========
Historical basic and diluted net
 loss per share applicable to common
 stockholders.........................   ($1.04)   ($0.32)
                                       ========= =========
Shares used in computing historical
 basic and diluted net loss per share
 applicable to common stockholders....   27,256    18,336
                                       ========= =========

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                      Three Months Ended
                                                          March 31,
                                                    ----------------------
                                                       2000        1999
                                                    ----------  ----------
Cash provided by (used in) operating activities....    $5,807     ($3,727)
                                                    ----------  ----------

Investing Activities:
 Purchase of short-term investments................   (18,432)    (76,016)
 Proceeds from sales and maturities of
   short-term investments..........................    35,891      22,800
 Purchase of property and equipment................    (2,602)     (1,760)
 Purchase of developed technology..................        --        (502)
 Purchase of other assets..........................      (525)         --
 Cash received from Telegate acquisition...........     1,415          --
 Cash paid for Telegate acquisition................    (2,515)         --
                                                    ----------  ----------
 Net cash provided by (used in) investing activities   13,232     (55,478)
                                                    ----------  ----------

Financing Activities:
 Principal payments on capital leases..............        (1)        (11)
 Principal payments on long-term debt..............       (31)         --
 Exercise of options and warrant to purchase
   common stock....................................     2,257      10,033
 Principal payments on common stockholder
   notes receivable ...............................        --          13
 Proceeds from issuance of common stock............     1,014      75,607
                                                    ----------  ----------
Net cash provided by financing activities..........     3,239      85,642
                                                    ----------  ----------
Net increase in cash and cash
  equivalents......................................    22,278      26,437
Cash and cash equivalents at beginning
  of period........................................    32,398      14,342
                                                    ----------  ----------
Cash and cash equivalents at end of period.........   $54,676     $40,779
                                                    ==========  ==========

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 have been included.

     The unaudited condensed consolidated financial statements include the accounts of Terayon Communication Systems, Inc. (the "Company") and its wholly owned subsidiaries Imedia Corporation ("Imedia"), Radwiz, Ltd. ("Radwiz") and Telegate Ltd. ("Telegate") and its majority owned subsidiaries, Terayon Communication Systems Europe and Terayon do Brasil. The minority interests in net losses of Terayon Communication Systems Europe and Terayon do Brasil were insignificant for all periods presented. All intercompany balances and transactions have been eliminated.

     Results for the three months ended March 31, 2000 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Form 10-K dated March 30, 2000, as filed with the U.S. Securities and Exchange Commission and as amended on April 28, 2000. The accompanying balance sheet at December 31, 1999 is derived from audited financial statements at that date.

Cash Equivalents and Short-Term Investments

     The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date, as all such instruments are classified as available-for-sale and can be readily liquidated to meet current operational needs. At March 31, 2000, all of the Company's total cash equivalents and short-term investments were classified as available-for-sale and were obligations issued by U.S. government agencies and multinational corporations, maturing within two years.

Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                         March 31,    December 31,
                                          2000          1999
                                       ------------  ------------
  Finished goods....................        $5,303        $3,201
  Work-in-process...................         1,430           583
  Raw materials.....................         5,551         1,207
                                       ------------  ------------
                                           $12,284        $4,991
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

Comprehensive Net Loss

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income (comprehensive net loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of net unrealized gain on short-term investments as of March 31, 2000. For the three months ended March 31, 2000, the Company's comprehensive loss was approximately $28,460,000 or approximately $65,000 greater than its net loss. The Company's comprehensive loss was the same as its net loss for the three months ended March 31, 1999.

Segments of an Enterprise and Related Information

     The Company operates principally in one business segment, the sale of broadband access systems, which it sells primarily to customers within the cable and communications industries.

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

2. Stockholders' Equity

Warrant

     In October 1999, a customer (the "Customer") of the Company entered into an agreement (the "Agreement") with Telegate Ltd. ("Telegate") whereby the Customer committed to an investment in Telegate in connection with the acquisition of all the outstanding shares of Telegate by the Company. The Customer committed to provide this investment in the event that the acquisition of Telegate by the Company were not to have closed. In consideration of the Customer entering into this Agreement, the Company agreed to issue a warrant to purchase 1,000,000 shares of the Company's common stock to be issued on the date of the Telegate closing. In January 2000, the Company issued the Customer a warrant to purchase 1,000,000 shares of the Company's common stock at a price of $61.50 per share, the closing price of the Company's common stock on the date the warrant was issued. The warrant is fully vested, non- forfeitable, and immediately exercisable and has a term of three years. The fair value of the warrant, determined as approximately $34.6 million using the Black Sholes model, was included in the Telegate purchase price and was associated with the value of the customer relationship. The value of the warrant will result in a non-cash charge to cost of goods sold over the three-year term of the warrant. For the three months ended March 31, 2000, the Company incurred approximately $2.9 million in amortization expense related to the Agreement.

Common Stock

     In February 2000, the Company's board of directors approved a two-for-one split of the Company's outstanding shares of common stock to be effected in the form of a stock dividend, subject to stockholder approval of an increase in the Company's authorized shares of common stock. As of March 31, 2000, the stock split was pending such stockholder approval, and therefore the changes in the capital structure resulting from the split have not been given retroactive effect in the Company's consolidated financial statements as of March 31, 2000. In April 2000, the Company's stockholders approved an increase in the Company's authorized shares to 200,000,000. The Company's Board of Directors subsequently established the record date for the stock split as April 25, 2000 and the stock dividend was distributed on May 5, 2000.

3. Product Development Assistance Agreement

     On March 18, 1999, the Company entered into a one-year Product Development Assistance Agreement ("Development Agreement") with Rogers Communications Inc. ("Rogers Communications"). Under the terms of the Development Agreement, Rogers Communications is obligated to provide the Company assistance with the characterization and testing of the Company's subscriber-end and head-end voice-over-cable equipment. In addition, Rogers Communications is obligated to provide the Company with technology to assist the Company in connection with its efforts to develop high quality, field proven technology solutions that are DOCSIS-compliant and packet cable-compliant. In consideration of Rogers Communications entering into the Development Agreement, the Company issued Rogers Communications two fully vested and non-forfeitable warrants, each to purchase 1,000,000 shares of common stock. One warrant provided for an exercise price of $1.00 per share and one warrant provided for an exercise price of $37.00 per share. The fair value of the two warrants is estimated to be approximately $45,000,000 and resulted in a noncash charge included in operations over the one-year term of the Development Agreement. For the three months ended March 31, 2000, the Company incurred approximately $9,600,000 of product development expense related to the Development Agreement. In March 2000, Rogers Communications exercised the warrants on a cashless basis, resulting in the issuance of 1,843,809 shares of the Company's common stock and no proceeds to the Company.

     On March 18, 1999, the Company also entered into a Supply Agreement with Rogers Cablevision Limited ("Rogers Cablevision"), a subsidiary of Rogers Communications. Under the Supply Agreement, the Company agreed to make available to Rogers Cablevision its current TeraLink Gateway, TeraLink 1000 Master Controller, TeraPro Cable Modems and specified software. The Company also committed to certain product pricing and specifications. Under the terms of the Supply Agreement, Rogers Cablevision retains the right to return to the Company all product purchased until certain conditions are met by the Company. Rogers Cablevision has waived all rights of return under the Supply Agreement; accordingly, the only rights of return available to Rogers Cablevision are those provided under the Company's standard warranty policy. For the three months ended March 31, 2000, the Company recognized approximately $14,700,000 in revenues from sales to Rogers.

4. Contingencies

     On April 13, 2000, a lawsuit against us and certain of our officers and directors, entitled Birnbaum v. Terayon Comm. Systems, Inc., was filed in the United States District Court for the Central District of California. The plaintiff purports to be suing on behalf of a class of stockholders who purchased or committed to purchase our securities during the period from February 2, 2000 to April 11, 2000. The complaint alleges that the defendants violated the federal securities law by issuing materially false and misleading statements and failing to disclose material information regarding out technology. Several other lawsuits similar to the Birnbaum suit have since been filed. The lawsuits seek an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and we intend to defend vigorously against these allegations.

     In the normal course of business, the Company from time to time receives inquiries with regard to various legal proceedings. In the opinion of management, any liability resulting from these inquiries has been accrued and will not have a material adverse effect on the Company's financial position or results of operations.

5. Customer Concentrations

     Two of the Company's customers accounted for more that 10% of revenue (25% and 19%) for the three months ended March 31, 2000. Three of the Company's customers accounted for more than 10% of revenue (31%, 18% and 14%) for the three months ended March 31, 1999. No other customer accounted for more than 10% of revenues during these periods.

6. Business Combination

     In October 1999, the Company entered into a Share Purchase Agreement (the "Telegate Agreement") to acquire Telegate Ltd, an Israeli company. Telegate produces telephony and data access platforms that are deployed by service providers to deliver efficient carrier-class voice services over cable. Telegate also provides in-home networking capability for telephony and data, based on the Digital Enhanced Cordless Telephony (DECT) standard. The transaction was completed on January 2, 2000.

     In accordance with the Telegate Agreement, the former shareholders and vested optionholders of Telegate received a total of 2,200,000 shares of the Company's common stock and a cash payment equal to Telegate's net current assets at closing in excess of $2,000,000. The Company issued 2,200,000 shares of common stock and paid approximately $2,500,000 in cash on January 2, 2000. In addition, the Company issued a warrant to purchase 1,000,000 shares of the Company's common stock, estimated at $34.6 million under the terms of an agreement between Telegate and a customer of the Company. (See note 2.) The value of the warrant was included in the purchase price and was associated with the value of the customer relationship.

     The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on a determination from an independent appraisal of their respective fair values. The approximate purchase price was determined to be $140,000,000. The consolidation of the assets and liabilities significantly affected the Company's balance sheet at March 31, 2000, as depicted in the following tables:

Purchase Price.........................   $138,067
Estimated transaction and other direct
 acquisition costs.....................      1,929
                                       ------------
                                          $139,996
                                       =============

     The purchase total price was allocated as follows:

Historical net tangible assets of Telegate
   at January 2, 2000..................    ($5,580)
Convertible Loans......................     12,482
                                       ------------
                                             6,902
Intangible assets acquired:
Customer relationship..................     34,580
Developed technology...................     21,100
Assembled workforce....................      4,200
In-process research and development....      6,750
Goodwill...............................     66,631
Deferred tax liability.................       (167)
                                       ------------
Total..................................   $139,996
                                       =============

     Tangible assets of Telegate include principally cash, accounts receivable, inventory and property and equipment. Liabilities of Telegate assumed consist principally of accounts payable and accrued liabilities.

     The value of the customer relationship was determined as the value of the warrant using the Black Scholes model. The warrant is fully vested, non- forfeitable, and immediately exercisable and has a term of three years. The value of the customer relationship is being amortized on a straight-line basis over a three-year period.

     To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation of approximately $21,100,000 for developed technology which had reached technological feasibility and therefore was capitalizable. The developed technology is being amortized on a straight line basis over a six-year period.

     The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. The analysis yielded a valuation of approximately $4,200,000 for the assembled workforce. The asset is being amortized on a straight line basis over a two-year period.

     The projects identified as in-process are those that were underway at Telegate at the time of the acquisition and will, after the January 2, 2000, require additional effort in order to establish technological feasibility. These projects have identifiable technological risk factors which indicate that even though successful completion is expected, it is not assured. The estimate of in-process research and development is $6,750,000 and was included in the Company's financial statements as of March 31, 2000.

     In-process technology acquired consists primarily of major additions to Telegate's core technology, which is related to Telegate's planned development of new features. The majority of the intended functionality of these new features is not supported by Telegate's current technology. Intended new features include: connection on demand functionality to extend the product's ISDN compatibility; the ability to use cordless technology for either voice or data applications; and, a subscriber end unit that can be used in multi- dwelling units. Notwithstanding the Company's expectations, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

     The following selected unaudited pro forma combined results of operations of the Company and Telegate for the three months ended March 31, 2000 and 1999 have been prepared assuming that the acquisition occurred at the beginning of the period presented. The following selected unaudited pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):

                                       Three Months Ended
                                        March 31,     March 31,
                                       ------------- -------------
                                           2000          1999
                                       ------------- -------------
Revenues...............................    $59,337       $16,542
Net loss applicable to common
  stockholders (1) ....................   ($21,644)     ($14,641)
Net loss per share applicable to common
  stockholders (1).....................     ($0.79)       ($0.71)
Shares used in calculation of net loss
  per share applicable to common
  stockholders.........................     27,281        20,536

     (1) Net loss applicable to common stockholders and net loss per share applicable to common excludes approximately $6.8 million in in-process research and development charges.

     In February 2000, the Company entered into an Asset Purchase Agreement (the "ANE Agreement") to acquire certain assets and assume certain liabilities of the Access Network Electronics Division (ANE) of Tyco Electronics Corporation, a subsidiary of Tyco International Ltd. ANE produces DSL (Digital Subscriber Line) systems that provide multiple phone lines over the existing copper telephony network. The transaction was completed on April 21, 2000 (the "ANE Closing Date"). The Company issued 702,276 shares of common stock, valued at approximately $85,000,000 based on the maximum purchase price specified in the ANE Agreement. The Company maybe required to issue additional consideration should the market value of the Company's common stock decline between the ANE Closing Date and the date on which a registration statement registering the shares of common stock issued is declared effective. In addition, the Company has agreed to establish an employee retention program for purposes of retaining certain identified employees of ANE. The retention program provides for up to 3 annual payments to the identified employees in a total amount of approximately $4,500,000 provided the employees remain employed by the Company. The retention payments will be charged to expense over the employees' respective periods of service. The Company will account for the acquisition as a purchase transaction.

     In February 2000, the Company also entered into a Share Purchase Agreement (the "Combox Agreement") to acquire Combox Ltd ("Combox"), an Israeli company. Combox is a manufacturer of broadband data systems and satellite communications based on international standards. Combox's cable data access systems conform to the growing EuroModem international specification, based on the Digital Video Broadcasting (DVB) standard. The transaction was completed on April 18, 2000 (the "Combox Closing Date"). The Company issued 773,885 shares of common stock valued at approximately $92,000,000 based on the fair market value of the Company's common stock on the days immediately preceding and following the date the acquisition was announced. In addition, the Company issued options to purchase common stock of the Company to the vested and unvested optionholders of Combox options, the value of which will be included in the purchase price. The Company will account for the acquisition as a purchase transaction.

     In March 2000, the Company and Telegate, now a subsidiary of the Company, entered into an Asset Purchase Agreement ("Internet Telecom Agreement") under which Telegate agreed to purchase certain assets of Internet Telecom Ltd. ("Internet Telecom"), an Israeli company. Internet Telecom is a supplier of PacketCable and other standards-based, voice-over-IP ("Internet Protocol") systems and technologies. The transaction was completed on April 22, 2000 (the "Internet Telecom Closing Date"). The Company issued 188,690 shares of common stock valued at approximately $44.0 million based on the fair market value of the Company's common stock on the days immediately preceding and following the announcement of the acquisition and paid the former shareholders of Internet Telecom approximately $1.5 million. The Company will account for the transaction as a purchase transaction.

     In March 2000, the Company entered into a Share Purchase Agreement to acquire Ultracom Communication Holdings (1995) Ltd. ("Ultracom"), an Israeli company. Ultracom is a supplier of broadband systems-on-silicon. The transaction was completed on April 27, 2000 (the "Ultracom Closing Date"). The Company issued 268,383 shares of common stock valued at approximately $50,000,000 based on the fair market value of the Company's common stock on the days immediately preceding and following the date the acquisition was announced. The Company also assumed the unvested Ultracom options, the value of which will be included in the purchase price. The Company maybe required to issue additional consideration should the market value of the Company's common stock decline between the Ultracom Closing Date and the date on which a registration statement registering the shares of common stock issued is declared effective. The Company will account for the transaction as a purchase transaction.

     The Company believes that a significant portion of the purchase price of ANE, Combox, Internet Telecom and Ultracom will be allocated to intangible assets, including goodwill. The intangible assets will be amortized over lives expected to range from two to six years.

6. Subsequent Events

     On April 11, 2000, the Company's stockholders approved an increase to the Company authorized common shares to 200,000,000. The Company's Board of Directors subsequently established the record date for the Company's two-for- one stock split as April 25, 2000 and the stock dividend was distributed on May 5, 2000. The changes in the capital structure resulting from the split have not been given retroactive effect in the Company's consolidated financial statements as of March 31, 2000.

     On April 13, 2000, a lawsuit against us and certain of our officers and directors, entitled Birnbaum v. Terayon Comm. Systems, Inc., was filed in the United States District Court for the Central District of California. The plaintiff purports to be suing on behalf of a class of stockholders who purchased or committed to purchase our securities during the period from February 2, 2000 to April 11, 2000. The complaint alleges that the defendants violated the federal securities law by issuing materially false and misleading statements and failing to disclose material information regarding out technology. Several other lawsuits similar to the Birnbaum suit have since been filed. The lawsuits seek an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and we intend to defend vigorously against these allegations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Overview

      Our line of business is to develop, market and sell broadband access systems. Our objective is to be the leading provider of broadband access systems to providers of services to residential and commercial end users. Since our inception in January 1993, we have focused on the development of our patented S-CDMA technology, as well as certain other core technologies, to enable broadband transmission of data over cable networks. We began the specification and design of our first ASIC in October 1994 and produced the first version of this ASIC in September 1996. At the same time, we developed an end-to-end broadband access system, the TeraComm system, around the ASIC. We commenced volume shipments of our TeraComm system in the first quarter of 1998. With some recent acquisitions of complementary technology and businesses, in 1999 we also began to turn our attention to providers of broadband services using existing telephone, copper wire infrastructures and wireless systems.

      We sell our products both in North America and internationally, and we market our products primarily to cable operators and distributors. Our strategy is to supply leading providers of broadband access services worldwide. Consistent with this strategy, our initial target market consisted of the ten largest cable companies in each major geographic area. In most markets, a small number of large cable operators often provide services to a majority of the subscribers in a specific region and thus influence the purchase decisions of smaller cable operators. In North America, three of the largest cable operators, Rogers Cable Inc. (formerly Rogers Cablesystems Limited), Shaw Communications Inc., and TCA Cable TV, Inc. (a subsidiary of Cox Communications, Inc.), are deploying the TeraComm system. In Japan, through our partner Sumitomo Corporation, we have established ourselves as a market leader. In Europe, our TeraComm system is being deployed by UPC, one of Europe's largest broadband communications companies. As a result of the nature of the cable industry and our strategic focus, a small number of customers have accounted for the majority of our revenues to date, and we expect that the majority of our revenues will continue to be generated from a small number of customers for the foreseeable future. In the three months ended March 31, 2000, four customers accounted for approximately 64% of our revenues. This compares to approximately 63% of our revenues from three customers in the same period in 1999. We anticipate that the timing and maturity of these customers' deployments of the TeraComm system will result in variations in revenues generated from these customers.

      The market for broadband access products and services is characterized by rapid technological change, new product development product obsolescence and evolving industry standards. A significant element of our strategy is to advance industry standards and to establish technology leadership and achieve rapid time to market. In November 1998, CableLabs selected us to co-author DOCSIS 1.2, an enhanced version of the DOCSIS cable modem specification based in part on our S-CDMA technology. In September 1999, CableLabs indicated that it intended to proceed with the advanced physical layer ("advanced PHY") work on two parallel tracks: one for the development of a prototype based on our S-CDMA technology and one for the inclusion of advanced TDMA technology, as proposed by other companies. In February 2000, CableLabs further clarified the status of the advanced PHY project regarding a separate release that will include TDMA technologies. In addition, CableLabs reiterated that it is continuing to work with us on the development of a DOCSIS specification that could include our S-CDMA technology. To that end, CableLabs has requested that we submit a prototype of a DOCSIS system that incorporates an S-CDMA advanced PHY capability for testing. CableLabs has stated that if the testing of this prototype reveals that the S-CDMA advanced PHY works as claimed (including proper backwards compatibility and coexistence with the other aspects of DOCSIS), and if the costs for adding S-CDMA to DOCSIS products are in line with estimates, then it is likely (but not certain) that S-CDMA advanced PHY capabilities will be included in a future version of the DOCSIS specification. The prototype we submit to CableLabs may fail to demonstrate the level of performance that CableLabs seeks. Even if it does meet performance expectations, there can be no guarantee that CableLabs will incorporate the technology into a future version of DOCSIS specifications. In addition, if CableLabs does proceed to include S-CDMA in a future DOCSIS specification, there can be no guarantee that the DOCSIS S-CDMA specification will be the same as the specification we incorporated in the prototype submitted for tests, which may require us to further develop our prototype. We intend to develop future products that are standards compliant, and we are actively participating in the development of additional industry standards. As part of our efforts to offer standards-compliant products, we introduced a CableLabs certified DOCSIS 1.0 cable modem in the third quarter of 1999.

      The rapid evolution of broadband has resulted in cable television operators, providers of telephone service and other service providers seeking to provide a bundle of voice, data and video services to their residential and commercial subscribers over existing and new infrastructures. Consistent with our objective to be a leading provider of broadband access systems, through a series of recent acquisitions, we are building a complete portfolio of broadband products to support high-speed delivery of voice, data and video services over cable, copper wire (DSL) and wireless. In September 1999, we acquired Imedia Corporation and the CherryPicker digital video management system. In November 1999, we completed our acquisition of Radwiz Ltd., a provider of communication access systems based on high-speed IP routing, integrated with telephony, and on January 2, 2000 we completed our acquisition of Telegate Ltd., a developer and manufacturer of telephony and data access platforms that are deployed by service providers to deliver efficient carrier-class voice services over cable. In addition, in April 2000, we acquired the Access Network Electronics Division (ANE) of Tyco Electronics Corporation, a subsidiary of Tyco International Ltd., Combox Ltd., certain assets of Internet Telecom Ltd. and all the outstanding shares of Ultracom Ltd.

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

      We sustained a net loss of $28.4 million for the three months ended March 31, 2000 and $5.9 million in the same period in 1999. As a result, we had an accumulated deficit of $176.8 million as of March 31, 2000. Our operating expenses are based in part on our expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. We expect to continue to increase our expenditures in technical development and sales and marketing as we engage in activities related to product enhancement, cost reduction and increasing market penetration. In addition, we anticipate that our expenses will increase as a result of the expenses associated with our recent acquisitions, including amortization. We also anticipate that future acquisitions will result in increased expense levels. Additionally, we expect to increase our capital expenditures and other operating expenses in order to support and expand our operations. We anticipate that we will spend approximately $17.0 million on capital expenditures and approximately $40.0 to $50.0 million on research and development during the 12 months ending March 31, 2001. Anticipated capital expenditures consist of purchases of additional test equipment to support higher levels of production and computer hardware, furniture and leasehold improvements for expansion of our facilities, implementation of an enterprise resource planning ("ERP") system and software and equipment for newly hired employees. As a result of these anticipated increased operating expenses, we expect to continue to incur losses for the foreseeable future.

Acquisition of Telegate Ltd.

     In October 1999, we entered into a Share Purchase Agreement to acquire Telegate Ltd, an Israeli company. Telegate produces telephony and data access platforms that are deployed by service providers to deliver efficient carrier-class voice services over cable. Telegate also provides in-home networking capability for telephony and data, based on the Digital Enhanced Cordless Telephony (DECT) standard. The transaction was completed on January 2, 2000. The acquisition was accounted for under the purchase method of accounting and, accordingly, this Report on Form 10-Q presents our financial results through the entire period and combined results with Telegate for the portion of the period following January 2, 2000. As a result, the information contained herein may not be comparable to results in previous quarters. (See Note 6 of Notes to Consolidated Financial Statements.)

Recent Developments

      In February 2000, we entered into an Asset Purchase Agreement to acquire certain assets and assume certain liabilities of the Access Network Electronics Division (ANE) of Tyco Electronics Corporation, a subsidiary of Tyco International Ltd. ANE produces DSL (Digital Subscriber Line) systems that provide multiple phone lines over the existing copper telephony network. The transaction was completed on April 21, 2000. We issued 702,276 shares of common stock, valued at approximately $85,000,000 based on the maximum purchase price specified in the Agreement. We maybe required to issue additional consideration should the market value of our common stock decline between April 21, 2000 and the date on which a registration statement registering the shares of common stock issued is declared effective. In addition, we agreed to establish an employee retention program for purposes of retaining certain identified employees of ANE. The retention program provides for up to 3 annual payments to the identified employees in a total amount of approximately $4,500,000 provided the employees remain employed by us. The retention payments will be charged to expense over the employees' respective periods of service. We will account for the acquisition as a purchase transaction.

     In February 2000, we also entered into a Share Purchase Agreement to acquire Combox Ltd ("Combox"), an Israeli company. Combox is a manufacturer of broadband data systems and satellite communications based on international standards. Combox's cable data access systems conform to the growing EuroModem international specification, based on the Digital Video Broadcasting (DVB) standard. The transaction was completed on April 18, 2000. We issued 773,885 shares of common stock valued at approximately $92,000,000 based on the fair market value of our common stock on the days immediately preceding and following the date the acquisition was announced. In addition, we issued options to purchase our common stock to the vested and unvested optionholders of Combox options, the value of which will be included in the purchase price. We will account for the acquisition as a purchase transaction.

     In March 2000, our subsidiary Telegate and we, entered into an Asset Purchase Agreement under which Telegate agreed to purchase certain assets of Internet Telecom Ltd. ("Internet Telecom"), an Israeli company. Internet Telecom is a supplier of PacketCable and other standards-based, voice-over-IP ("Internet Protocol") systems and technologies. The transaction was completed on April 22, 2000. We issued 188,690 shares of common stock valued at approximately $44.0 million based on the fair market value of our common stock on the days immediately preceding and following the announcement of the acquisition and paid the former shareholders of Internet Telecom approximately $1.5 million. We will account for the transaction as a purchase transaction.

     In March 2000, we entered into a Share Purchase Agreement to acquire Ultracom Communication Holdings (1995) Ltd. ("Ultracom"), an Israeli company. Ultracom is a supplier of broadband systems-on-silicon. The transaction was completed April 27, 2000. We issued 268,383 shares of common stock valued at approximately $50,000,000 based on the fair market value of the our common stock on the days immediately preceding and following the date the acquisition was announced. We maybe required to issue additional consideration should the market value of our common stock decline between April 27, 2000 and the date on which a registration statement registering the shares of common stock issued is declared effective. We also assumed the unvested Ultracom options, the value of which will be included in the purchase price. We will account for the transaction as a purchase transaction.

Results of Operations

Three Months Ended March 31, 1999 and 1998

      Revenues. Revenues consist primarily of sales of broadband access systems consisting of cable modems and headend equipment to new and existing customers. Our revenues increased to $59.3 million for the three months ended March 31, 2000 from $15.9 million for the same period in 1999. The increased revenues in 2000 were largely attributable to continuing deployments of our TeraComm system by existing customers. The sales of products acquired as a result of our acquisition of Imedia, Radwiz and Telegate accounted for approximately $8.8 million of the increased revenue in the first quarter of 2000.

     We sell our products directly to broadband access service providers, system resellers and distributors. Revenues related to product sales are generally recognized when the products are shipped to the customer, the point at which title passes. A provision is made for estimated product returns as product shipments are made. Our existing agreements with our system resellers and distributors do not contain price protection provisions and do not grant return rights beyond those provided by our standard warranty.

      Cost of Goods Sold. Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations group. The cost of the manufacturing operations group includes assembly, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. For the three months ended March 31, 2000, we incurred cost of goods sold of $43.9 million compared to $14.0 million for same period in 1999. Cost of goods sold for the three months ended March 31, 2000 included the cost of our manufacturing operations group and approximately $6.3 million of amortization of intangibles assets resulting from the acquisitions of Imedia, Radwiz and Telegate. Our cost of goods sold increased during the three months ended March 31, 2000, compared to the same period in 1999 primarily due to increased product shipments.

      Gross Profit. We achieved a gross profit of $15.4 million for the three months ended March 31, 2000 compared to $1.9 million for the same period in 1999. This improvement in our gross profit was largely the result of continued cost reduction efforts. We intend to continue to engage in and implement cost reduction efforts, including the further integration of ASIC components, other design changes and manufacturing efficiencies. We anticipate that continued decreases in the average sales price of our products will partially, if not completely, offset the benefits obtained from further cost reductions.

     Our gross profit also is influenced by the sales mix of TeraLink Master Controllers, TeraLink Gateways and TeraPro cable modems and the maturity of TeraComm system deployments in any quarter. TeraPro cable modems have lower margins than the TeraLink Master Controllers and TeraLink Gateway headend products. New deployments of TeraComm systems typically include a higher mix of headend equipment and involve smaller quantities of product sold. Products sold in connection with new deployments thus generally are sold at higher margins than products associated with more mature deployments of the TeraComm system, which generally involve larger quantities of products, primarily cable modems. We expect that the introduction of new customers and the relationship of revenues generated from the sale of TeraPro cable modems to our overall revenues will result in fluctuations in our gross profit in future periods.

      We introduced a CableLabs certified DOSCIS 1.0 cable modem in third quarter of 1999. We also are currently developing a DOCSIS system that will include a headend controller. We believe that the widespread adoption of industry standards will result in further price pressure. We anticipate that the relationship of revenues generated from the sale of our proprietary TeraComm system versus a DOCSIS compliant system will result in fluctuations in our gross profit in future periods. The impact on our gross profit for the three months ended March 31, 2000 resulting from the sale of our DOCSIS 1.0 cable modem was not significant.

      Our gross profit also is influenced by the level of sales of products of acquired companies, which produce varying gross profit results. We expect that our gross profit will fluctuate in future periods as a result of these and other acquisitions.

      Research and Development. Research and development expenses consist primarily of personnel costs, as well as design expenditures, equipment and supplies required to develop and to enhance our products. Research and development expenses increased to $10.6 million for the three months ended March 31, 2000 from $3.2 million in the same period of 1999, primarily as a result of increased personnel costs. The increased personnel costs were a result of expansion in our own employee base as we continued to focus our efforts on developing new products and enhancing our current products. The increased personnel costs were also the result of the acquisitions of Imedia, Radwiz and Telegate. We intend to continue to increase investment in research and development as a result of these and other activities.

     Cost of Product Development Assistance Agreement. In March 1999, we entered into a one-year Product Development Assistance Agreement with Rogers Communications Inc. Under the terms of the Development Agreement, Rogers is obligated to assist us with the characterization and testing of our subscriber-end and head-end voice-over-cable equipment. In addition, Rogers is obligated to provide us with technology to assist us with our efforts to develop high quality, field proven technology solutions that are DOCSIS- compliant and packet cable-compliant. The Development Agreement has a term of one year. In consideration of Rogers entering into the Development Agreement, we issued Rogers two fully vested and non-forfeitable warrants, each to purchase 1.0 million shares of common stock on a cashless basis. One warrant had an exercise price of $1.00 per share and one warrant had an exercise price of $37.00 per share. The fair value of the two warrants was approximately $45.0 million and resulted in a noncash charge included in operations over the one-year term of the Development Agreement. As a result of the Development Agreement, our results for the three months ended March 31, 2000 include a noncash charge of $9.6 million compared to $1.6 million for the same period in 1998. In March 2000, Rogers purchased 1,843,809 shares of our common stock on a net exercise basis, resulting in no proceeds to us.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales, marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses increased to $7.7 million for the three months ended March 31, 2000 from $2.8 million for the same period in 1999. The increase in sales and marketing expenses was primarily due to increased payroll costs related to additional sales and support personnel necessary to support the expansion of our customer base. In addition, the increase in sales and marketing expenses was attributable to the increased payroll and associated costs resulting from the acquisitions of Imedia, Radwiz and Telegate, and increased commissions related to higher sales. We expect sales and marketing expenses to continue to increase as we expand our customer base.

      General and Administrative. General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses increased to $4.2 million for the three months ended March 31, 2000 from $1.2 million in the same period of 1999. The increase was primarily due to costs associated with the increased infrastructure required to support our expanded activities and increased personnel costs associated with our acquisitions of Imedia, Radwiz and Telegate. We expect general and administrative expenses will continue to increase in the near term as a result of these factors.

      In-Process Research and Development. We incurred charges of $6.8 million for the three months ended March 31, 2000 related to research and development projects in process at Telegate at the time of the acquisition. The projects identified as in-process will require additional effort in order to establish technological feasibility. These projects have identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured.

      In-process technology acquired consists primarily of major additions to Telegate's core technology, which is related to Telegate's planned development of new features. The majority of the intended functionality of these new features is not supported by Telegate's current technology. Intended new features include: connection on demand functionality to extend the product's ISDN compatibility; the ability to use cordless technology for either voice or data applications; and, a subscriber end unit that can be used in multi-dwelling units. Notwithstanding our expectations, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

      Goodwill Amortization. The Imedia acquisition was completed on September 16, 1999 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $109.0 million. The purchase price was allocated (based on an independent appraisal) between the net tangible assets of Imedia on the date of acquisition (approximately $645,000), in-process research and development (approximately $11.0 million) and intangible assets acquired (approximately $97.3 million). Intangible assets consist of developed technology (approximately $27.0 million), assembled workforce (approximately $2.5 million), trademark (approximately $4.0 million) and goodwill (approximately $63.8 million). The intangible assets will be amortized straight line over lives ranging from two to six years. The amortization of developed technology will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods.

     The Radwiz acquisition was completed on November 22, 1999 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $53.6 million. The purchase price was allocated (based on an independent appraisal) between the net tangible assets of Radwiz on the date of acquisition (approximately $3.1 million), in-process research and development (approximately $3.6 million) and net intangible assets acquired (approximately $46.9 million). Intangible assets consist of developed technology (approximately $29.9 million), assembled workforce (approximately $2.8 million), trademark (approximately $1.1 million) and goodwill (approximately $24.1 million). Goodwill has been increased and deferred tax liabilities have been recorded in the amount of approximately $11.0 million to reflect the net tax effect of the book/tax basis differences in the acquired intangibles, excluding goodwill and in-process research and development. Deferred tax assets have been realized based on the projected reversal of taxable temporary differences and have been netted against deferred tax liabilities for purposes of allocating the purchase price. The intangible assets will be amortized straight line over lives ranging from two to six years. The amortization of developed technology will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods.

     The Telegate acquisition was completed on January 2, 1999 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $140.0 million. The purchase price was allocated based on an independent appraisal between the net tangible assets of Telegate on the date of acquisition (approximately $6.9 million), in- process research and development (approximately $6.8 million) and intangible assets acquired (approximately $126.3 million). Intangible assets consist of developed technology (approximately $21.1 million), customer relationship (approximately $34.6 million) assembled workforce (approximately $4.2 million), and goodwill (approximately $66.6 million). Goodwill has been increased and deferred tax liabilities have been recorded in the amount of approximately $167,000 to reflect the net tax effect of the book/tax basis differences in the acquired intangibles, excluding goodwill and in-process research and development. Deferred tax assets have been realized based on the projected reversal of taxable temporary differences and have been netted against deferred tax liabilities for purposes of allocating the purchase price. The intangible assets will be amortized straight line over lives ranging from 2 to 6 years. The amortization of developed technology and customer relationship will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods.

     We expect amortization of goodwill and other intangibles related to acquisitions subsequent to March 31, 2000, to increase in future periods.

      Net Interest Income (Expense). Net interest income was $1.4 million for the three months ended March 31, 2000 compared to $1.0 million for the same period in 1999.

      Income Taxes. We have not generated net income to date and therefore we have not incurred or accrued any income taxes since our inception.

Liquidity and Capital Resources

     At March 31, 2000, we had approximately $54.7 million in cash and cash equivalents, $63.2 million in short-term investments and a $2.5 million revolving line of credit. There were no outstanding borrowings under the line of credit and approximately $2.5 million was available.

      Cash provided by operating activities in the first three months of 2000 was $5.8 million. This compares to cash used in operating activities of $3.7 million in the first three months of 1999. Cash provided by investing activities was $13.2 million in the first three months of 2000 compared to cash used in investing activities of $55.5 million in the first three months of 1999. Investment activities consisted primarily of the purchase and sale of short-term investments in 2000 and 1999. Cash provided by financing activities was $3.2 million for the three months ended March 31, 2000 compared to $85.6 million for the three months ended March 31, 1999. Financing activities consisted primarily of proceeds from the exercise of options and the issuance of common stock in 2000 and from the sale and issuance of common stock in a public offering in 1999.

      As of March 31, 2000, we had approximately $125.7 million of unconditional purchase obligations. We anticipate that we will pay approximately $69.1 million of these obligations by June 30, 2000. We intend to make these payments out of available working capital.

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

CERTAIN BUSINESS RISKS

We Have a Limited Operating History and a History of Losses.

      We have a limited operating history, and it is difficult to predict our future operating results. We were incorporated in January 1993 and began shipping products commercially in June 1997. We have only been shipping products in volume since the first quarter of 1998. As of March 31, 2000, we had an accumulated deficit of $176.8 million. We believe that we will continue to experience net losses for the foreseeable future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. We expect to continue to increase expense for the foreseeable future to support increased sales and marketing and technical support costs. Any significant delay in our anticipated revenues or commercialization of new products would harm our business. The revenue and profit potential of our business and our industry are unproven. We had negative gross margins from our inception until the fourth quarter of 1998, and any future revenue growth may not result in positive gross margins or operating profits in future periods.

Our Operating Results May Fluctuate.

      Our quarterly revenues are likely to fluctuate significantly in the future due to a number of factors, many of which are outside our control. Factors that could affect our revenues include the following:

  variations in the timing of orders and shipments of our products;

  variations in the size of the orders by our customers;

  new product introductions by competitors;

  delays in introducing new products;

  delays of orders forecasted by our customers;

  delays by our customers in the completion of upgrades of cable infrastructure;

  variations in capital spending budgets of broadband access service providers;

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

        A variety of factors affect our gross margin, including the following:

  the sales mix of our products;

  the volume of products manufactured;

  the type of distribution channel through which we sell our products;

  the average selling prices or "ASPs" of our products; and

  the effectiveness of our cost reduction measures.

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

  We Are Dependent on a Small Number of Customers.

        Four customers accounted for approximately 66% of our revenues for the year ended December 31, 1999 and three customers accounted for approximately 70% of our revenues for the year ended December 31, 1998. For the three months ended March 31, 2000, four customers accounted for approximately 64% of our revenues. This compares to approximately 63% of our revenues from three customers for the same period in 1999. We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future. In addition, we believe that sales to these customers will be focused on a small number of projects.

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

  Acquisitions Could Result In Dilution, Operating Difficulties and Other

  Harmful Consequences.

        We have acquired seven companies since September 1999: Imedia Corporation in September 1999, Radwiz Ltd. in November 1999 and Telegate Ltd. in January 2000. In addition, in April 2000 we completed our acquisitions of the Access Network Electronics division (ANE) of Tyco Electronics Corporation, Combox Ltd., certain assets of Internet Telecom Ltd. and Ultracom Ltd. If appropriate opportunities present themselves, we intend to acquire additional businesses, technologies, services or products that we believe are strategic. The process of integrating any acquired business into our business and operations is risky and may create unforeseen operating difficulties and expenditures. The areas in which we may face difficulties include:

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

        In November 1998, CableLabs selected us to co-author DOCSIS 1.2, an enhanced version of the DOSCIS cable modem specification based in part on our S-CDMA technology. In September 1999, CableLabs indicated that it intended to proceed with the advanced PHY work on two parallel tracks: one for the development of a prototype based on our S-CDMA technology and one for the inclusion of advanced TDMA technology, as proposed by other companies. In February 2000, CableLabs further clarified the status of the advanced PHY project regarding a separate release that will include TDMA technologies. In addition, CableLabs reiterated that it is continuing to work with us on the development of a DOCSIS specification that could include our S-CDMA technology. To that end, CableLabs has requested that we submit a prototype of a DOCSIS system that incorporates an S-CDMA advanced PHY capability for testing. CableLabs has stated that if the testing of this prototype reveals that the S-CDMA advanced PHY works as claimed (including proper backwards compatibility and coexistence with the other aspects of DOCSIS), and if the costs for adding S-CDMA to DOCSIS products are in line with estimates, then it is likely (but not certain) that S-CDMA advanced PHY capabilities will be included in a future version of the DOCSIS specification. The prototype we submit to CableLabs may fail to demonstrate the level of performance that CableLabs seeks. Even if it does meet performance expectations, there can be no guarantee that CableLabs will incorporate the technology into a future version of DOCSIS specifications. In addition, if CableLabs does proceed to include S-CDMA in a future DOCSIS specification, there can be no guarantee that the DOCSIS S-CDMA specification will be the same as the specification we incorporated in the prototype submitted for tests, which may require us to further develop our prototype.

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

  We Need to Develop New Products.

        Our future success will depend in part on our ability to develop, introduce and market new products in a timely manner. We also must respond to competitive pressures, evolving industry standards and technological advances. Our current S-CDMA products are not DOCSIS-compliant. We are currently developing a prototype of a DOCSIS system that incorporates an S- CDMA advanced PHY capability for testing and eventual inclusion in the DOCSIS standard. There is no guarantee that we will be successful in developing the prototype or that the prototype, if successfully developed, will be included in a future release of the DOCSIS standard. We anticipate that during 2000, existing or potential customers may delay purchases of our current cable modem system in order to purchase systems that comply with the DOCSIS standard. In addition, potential new customers could decide to purchase DOCSIS compliant products from one or more of our competitors rather than from us. As a result, our product sales in the second half of 2000 may be lower than we anticipate. In order to promote sales of our currents products we may be required to reduce our prices for sales to existing customers. This would harm our operating results and gross margin.

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

  Average Selling Prices of Cable Equipment Typically Decrease.

        The cable equipment systems industry has been characterized by erosion of average selling prices. We expect this to continue. This erosion is due to a number of factors, including competition, rapid technological change and price performance enhancements. The average selling prices for our products may be lower than expected as a result of competitive pricing pressures, our promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments. We anticipate that ASPs and gross margins for our products will decrease over product life cycles. In addition, we believe that the widespread adoption of industry standards is likely to further erode ASPs, particularly for cable modems. It is likely that the widespread adoption of industry standards will result in increased retail distribution of cable modems, which could put further price pressure on our modems. Decreasing ASPs could result in decreased revenue even if the number of units sold increases. As a result, we may experience substantial period- to-period fluctuations in future operating results due to ASP erosion. Therefore, we must continue to develop and introduce on a timely basis next- generation products with enhanced functionalities that can be sold at higher gross margins. Our failure to do this could cause our revenues and gross margin to decline.

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

  We Face Many Other Risks.

        Also inherent in our business are additional risks, which include but are not limited to the following:

  rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements;

  acceptance of cable modems by cable operators and end users of broadband access services;

  our ability to develop additional distribution channels;

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

  our dependence on key suppliers;

  our ability to develop products that utilize new semiconductor process technologies;

  the risks associated with our international business activities, which account for a substantial portion of our total revenues;

  our ability to provide adequate customer support;

  the highly competitive nature of the market for broadband access systems and the existence of many established competitors;

  our dependence on the Internet and the development of the Internet infrastructure;

  our ability to manage growth;

  the sufficiency of cash resources and our ability to obtain additional financing on favorable terms, if at all, if required;

  our dependence on key personnel;

  the risks of product returns, product liability and product defects;

  our ability to adequately protect or enforce our intellectual property rights; and,

  communications industry and other regulatory approvals.

  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        On April 13, 2000, a lawsuit against us and certain of our officers and directors, entitled Birnbaum v. Terayon Comm. Systems, Inc., was filed in the United States District Court for the Central District of California. The plaintiff purports to be suing on behalf of a class of stockholders who purchased or committed to purchase our securities during the period from February 2, 2000 to April 11, 2000. The complaint alleges that the defendants violated the federal securities law by issuing materially false and misleading statements and failing to disclose material information regarding our technology. Several other lawsuits similar to the Birnbaum suit have since been filed. The lawsuits seek an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and we intend to defend vigorously against these allegations.

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

        The aggregate proceeds from the offering were $39.0 million. We paid expenses of approximately $3.9 million, of which approximately $2.7 million represented underwriting discounts and commissions and approximately $1.2 million represented expenses related to the offering. Net proceeds from the offering were $35.1 million. Of the net proceeds, as of March 31, 2000, approximately $15.1 million had been used to fund operating activities, $1.5 million had been used for payments on long-term debt and capital lease obligations, $8.3 million had been used to purchase property and equipment, $2.9 million had been used to purchase other assets, $1.8 million had been used to fund a pre-acquisition loan to Imedia and $2.5 million was used in the acquisition of Telegate. The use of proceeds described in our Registration Statement. At March 31, 2000, the remainder of the net proceeds was invested in short-term, interest-bearing, investment grade securities.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

  ITEM 5. OTHER INFORMATION

  None

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

Exhibit Number	Description of Document
27.1	Financial Data Schedule*

  (b) Reports of Form 8-K

       None.

  Terayon Communication Systems, Inc.

  SIGNATURES

  Pursuant to the requirements of the Section 13 or 15(d) of the Securities and and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Santa Clara, State of California, on the 12th day of May 2000.

Terayon Communication Systems, Inc.

(Registrant)
  Dated: May 12, 2000

By:	/s/ RAY M. FRITZ

Ray M. Fritz
Chief Financial Officer
(Principal Accounting and Financial Officer)