Form 10-Q
period 2000-06-30
TERAYON COMMUNICATION SYSTEMS
filed 2000-08-14
CIK 1052303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 62,130,458 at August 9, 2000

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

       Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Condensed Consolidated Financial Statements." You can typically identify forward-looking statements by the words "believe", "expect", "anticipate", "intend", "estimate", "project" and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed in Item 2 in Part 1 of this Report on Form 10-Q, among other things, should be considered in evaluating our prospects and future financial performance.

  Terayon Communication Systems, Inc.
  QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2000
  TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999	**

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2000 and 1999	**

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

  PART I -- FINANCIAL INFORMATION

  Item 1. Financial Statements

  TERAYON COMMUNICATION SYSTEMS, INC.
  CONDENSED CONSOLIDATED BALANCE SHEETS
  (in thousands, except share data)

                                                       June 30,       December 31,
                                                        2000          1999
                                                     ------------  ------------
                                                            (unaudited)
                               ASSETS
Current assets:
  Cash and cash equivalents........................      $59,018       $32,398
  Short-term investments...........................       62,329        80,594
  Accounts receivable, less allowance for doubtful
   accounts of $4,295 in 2000 and $1,461 in 1999...       40,557        14,015
  Accounts receivable from related party...........       15,720         7,281
  Other current receivables........................       18,740         1,332
  Inventory........................................       19,272         4,991
  Other current assets.............................        4,794         2,829
                                                     ------------  ------------
Total current assets...............................      220,430       143,440
Property and equipment, net........................       18,594         6,157
Developed technologies, net........................      100,461        55,012
Goodwill, net......................................      344,945        84,419
Intangibles and other assets.......................       61,877        12,208
                                                     ------------  ------------
Total assets.......................................     $746,307      $301,236
                                                     ============  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt..................................         $776           $12
  Current portion of long-term debt.................         283           --
  Accounts payable.................................       61,078        13,217
  Accrued payroll and related expenses.............        9,479         5,938
  Deferred revenues................................        2,632         4,541
  Warranty reserves................................        5,229         2,685
  Other accrued liabilities........................       10,875         4,668
  Current portion of capital lease obligations.....            4             5
                                                     ------------  ------------
    Total current liabilities......................       90,356        31,066
Long-term debt.....................................          876            31
Long-term portion of capital lease obligations.....            4             6
Other long-term obligations........................        2,653           480
Deferred tax liability.............................       22,407        10,998

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value....................           61            24
  Additional paid-in capital.......................      842,280       408,854
  Accumulated deficit..............................     (211,170)     (148,381)
  Deferred compensation............................       (1,237)       (1,553)
  Stockholders' notes receivable...................           (6)           (6)
  Accumulated other comprehensive income...........           83          (283)
                                                     ------------  ------------
Total stockholders' equity.........................      630,011       258,655
                                                     ------------  ------------
Total liabilities and stockholders' equity.........     $746,307      $301,236
                                                     ============  ============

  See accompanying notes.

  TERAYON COMMUNICATION SYSTEMS, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands, except per share data)
  (unaudited)

                                        Three Months Ended  Six Months Ended
                                            June 30,             June 30,
                                       -------------------  --------------------
                                         2000      1999         2000       1999
                                       --------- ---------  --------- ----------
Revenues:
  Product revenues....................  $55,709   $13,534    $89,344    $24,448
  Related party product revenues......   36,310     5,548     62,012     10,507
                                       --------- ---------  --------- ----------
         Total revenues...............   92,019    19,082    151,356     34,955
                                       --------- ---------  --------- ----------
Cost of goods sold:
  Cost of product revenues............   48,087    11,410     77,188     22,018
  Cost of related party product
   revenues...........................   18,413     3,864     33,260      7,211
                                       --------- ---------  --------- ----------
         Total cost of goods sold.....   66,500    15,274    110,448     29,229
                                       --------- ---------  --------- ----------
Gross profit...........................  25,519     3,808     40,908      5,726
                                       --------- ---------  --------- ----------
Operating expenses:
  Research and development............   16,566     3,951     27,134      7,106
  Cost of product development
    assistance agreement.............. --         11,178       9,563    12,793
  Sales and marketing.................   10,796     3,016     18,472      5,852
  General and administrative..........    5,761     1,549      9,946      2,712
  In-process research and development.   13,085        --     19,835        --
  Amortization of goodwill.............  15,215        --     21,650        --

                                       --------- ---------  --------- ----------
         Total operating expenses.....   61,423    19,694    106,600     28,463
                                       --------- ---------  --------- ----------
Loss from operations..................  (35,904)  (15,886)   (65,692)   (22,737)
Net interest income..................     1,540     1,239      2,934      2,197
                                       --------- ---------  --------- ----------
                                       ($34,364) ($14,647)  ($62,758)  ($20,540)
                                       ========= =========  ========= ==========
Historical basic and diluted net
 loss per share                          ($0.57)   ($0.36)    ($1.09)    ($0.53)
                                       ========= =========  ========= ==========

Shares used in computing historical
 basic and diluted net loss per share    60,692    40,984     57,696     38,850
                                       ========= =========  ========= ==========

  See accompanying notes.

  TERAYON COMMUNICATION SYSTEMS, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)
  (unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                    ----------------------
                                                       2000        1999
                                                    ----------  ----------
Cash provided by (used in) operating activities....    $4,880     ($7,130)
                                                    ----------  ----------

Investing Activities:
 Purchase of short-term investments................   (30,686)   (148,972)
 Proceeds from sales and maturities of
   short-term investments..........................    49,016      85,356
 Purchase of property and equipment................    (7,359)     (1,547)
 Purchase of developed technology..................        --        (502)
 Purchase of other assets..........................    (2,006)         --
 Cash received from acquisitions...................     7,988          --
 Cash paid for acquisitions........................    (3,010)         --
 Issuance of short-term note receivable.............     (703)         --
 Cash received from Imedia acquisition.............         0          --
                                                    ----------  ----------
 Net cash provided by (used in) investing activities   13,240     (65,665)
                                                    ----------  ----------

Financing Activities:
 Principal payments on short-term debt.............    (1,078)         --
 Proceeds from short-term borrowings...............     1,088          --
 Principal payments on capital leases..............        (2)        (25)
 Principal payments on long-term debt..............      (251)         --
 Exercise of options and warrant to purchase
   common stock....................................     7,729      10,809
 Principal payments on common stockholder
   notes receivable ...............................        --          16
 Proceeds from issuance of common stock............     1,014      75,592
                                                    ----------  ----------
Net cash provided by financing activities..........     8,500      86,392
                                                    ----------  ----------
Net increase in cash and cash
  equivalents......................................    26,620      13,597
Cash and cash equivalents at beginning
  of period........................................    32,398      14,342
                                                    ----------  ----------
Cash and cash equivalents at end of period.........   $59,018     $27,939
                                                    ==========  ==========

  See accompanying notes.

  TERAYON COMMUNICATION SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  1. Summary of Significant Accounting Policies

  Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 have been included.

       The unaudited condensed consolidated financial statements include the accounts of Terayon Communication Systems, Inc. (the "Company") and its wholly owned and majority owned subsidiaries. The minority interests in net losses of its majority owned subsidiaries were insignificant for all periods presented. All intercompany balances and transactions have been eliminated.

       Results for the three and six months ended June 30, 2000 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Form 10-K dated March 30, 2000, as filed with the U.S. Securities and Exchange Commission and as amended on April 28, 2000. The accompanying balance sheet at December 31, 1999 is derived from audited financial statements at that date.

  Reclassifications

       Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

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

  Other Current Receivables

       Other current receivables consist largely of amounts due from the Company's contract manufacturers for raw materials purchased from the Company. Other current receivables also includes amounts due from Tyco Electronics Corporation ("Tyco") relating to cash collected from customers by Tyco on behalf of the Access Network Electronics Division ("ANE") subsequent to the Company's acquisition of ANE.

  Inventory

       Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                       June 30,       December 31,
                                          2000          1999
                                       ------------  ------------
  Finished goods....................       $11,791        $3,201
  Work-in-process...................         1,432           583
  Raw materials.....................         6,049         1,207
                                       ------------  ------------
                                           $19,272        $4,991
                                       ============  ============

  Net Loss Per Share

       Historical basic and diluted net loss per share were computed using the weighted average number of common shares outstanding. Options, warrants, restricted stock and preferred stock were not included in the computation of diluted net loss per share applicable to common stockholders because the effect would be antidilutive.

  Comprehensive Net Loss

       The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income (comprehensive net loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of net unrealized gains on short-term investments as of June 30, 2000. For the three months ended June 30, 2000, the Company's comprehensive loss was approximately $33,933,000 or approximately $431,000 less than its net loss. For the six months ended June 30, 2000, the Company's comprehensive loss was approximately $62,823,000 or approximately $65,000 greater than its net loss. The Company's comprehensive loss was the same as its net loss for the three and six months ended June 30, 1999.

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

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. SAB 101B delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, (the fourth quarter of 2000 for the Company). For companies adopting SAB 101 subsequent to the first quarter, financial information for prior quarters would be restated with cumulative effect adjustment reflected in the first quarter in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." In subsequent periods, registrants should disclose the amount of revenue, if material, recognized in those periods that were included in the cumulative effect adjustment. The Company currently cannot determine the effect, if any, that SAB 101 will have on the Company's financial statements. Management believes that SAB 101, to the extent it is applicable to the Company, will not effect the underlying strength or weakness of the Company's business operations as measured by the dollar value of the Company's shipments and cash flows.

  2. Stockholders' Equity

  Warrant

       In October 1999, a customer (the "Customer") of the Company entered into an agreement (the "Agreement") with Telegate Ltd. ("Telegate") whereby the Customer committed to an investment in Telegate in connection with the acquisition of all the outstanding shares of Telegate by the Company. The Customer committed to provide this investment in the event that the acquisition of Telegate by the Company were not to have closed. In consideration of the Customer entering into this Agreement, the Company agreed to issue a warrant to purchase 2,000,000 shares of the Company's common stock to be issued on the date of the Telegate closing. In January 2000, the Company issued the Customer a warrant to purchase 2,000,000 shares of the Company's common stock at a price of $30.75 per share, the closing price of the Company's common stock on the date the warrant was issued. The warrant is fully vested, non- forfeitable, and immediately exercisable and has a term of three years. The fair value of the warrant, determined as approximately $34,600,000 using the Black Scholes model, was included in the Telegate purchase price and was associated with the value of the customer relationship. The value of the warrant will result in a non-cash charge to cost of goods sold over the three-year term of the warrant. For the three months and six months ended June 30, 2000, the Company incurred approximately $2,900,000 and $5,800,000 million, respectively, in amortization expense related to the Agreement.

  Common Stock

       In February 2000, the Company's board of directors approved a two-for-one split of the Company's outstanding shares of common stock to be effected in the form of a stock dividend, subject to stockholder approval of an increase in the Company's authorized shares of common stock. In April 2000, the Company's stockholders approved an increase in the Company's authorized shares to 200,000,000. The Company's Board of Directors subsequently established the record date for the stock split as April 25, 2000 and the stock dividend was distributed on May 5, 2000. The changes in the capital structure resulting from the split have been given retroactive effect in the Company's consolidated financial statements as of June 30, 2000.

  3. Product Development Assistance Agreement

       On March 18, 1999, the Company entered into a one-year Product Development Assistance Agreement ("Development Agreement") with Rogers Communications Inc. ("Rogers Communications"). Under the terms of the Development Agreement, Rogers Communications was obligated to provide the Company assistance with the characterization and testing of the Company's subscriber-end and head-end voice-over-cable equipment. In addition, Rogers Communications was obligated to provide the Company with technology to assist the Company in connection with its efforts to develop high quality, field proven technology solutions that are DOCSIS-compliant and packet cable-compliant. In consideration of Rogers Communications entering into the Development Agreement, the Company issued Rogers Communications two fully vested and non-forfeitable warrants, each to purchase 2,000,000 shares of common stock. One warrant provided for an exercise price of $0.50 per share and one warrant provided for an exercise price of $18.50 per share. The fair value of the two warrants, at the time of issuance, was estimated to be approximately $44,700,000 and has resulted in a noncash charge included in operations over the one-year term of the Development Agreement. For the six months ended June 30, 2000, the Company incurred approximately $9,600,000 of product development expense related to the Development Agreement. No charges were incurred related to the Development Agreement for the three months ended June 30, 2000. In March 2000, Rogers Communications exercised the warrants on a cashless basis, resulting in the issuance of 3,687,618 shares of the Company's common stock and no proceeds to the Company.

       On March 18, 1999, the Company also entered into a Supply Agreement with Rogers Cable Inc. ("Rogers Cable"), formerly Rogers Cablevision Limited, a subsidiary of Rogers Communications. Under the Supply Agreement, the Company agreed to make available to Rogers Cable its current TeraLink Gateway, TeraLink 1000 Master Controller, TeraPro Cable Modems and specified software. The Company also committed to certain product pricing and specifications. Under the terms of the Supply Agreement, Rogers Cable retained the right to return to the Company all products purchased until certain conditions specified in the agreement were met by the Company. Accordingly, the Company did not recognize revenue on shipments to Rogers Cable until the conditions specified in the Agreement were met or Rogers Cable had waived the right to return the product. The Company deferred recognition of revenue for shipments to Rogers Cable until the quarter ended September 30, 1999 when the first waiver was received from Rogers Cable. The Company subsequently recognized revenue only to the extent that Rogers Cable had waived the rights of return for such product. As of March 31, 2000, Rogers Cable had waived all rights of return under the Supply Agreement; accordingly, the only rights of return that remain available to Rogers Cable are those provided under the Company's standard warranty policy. The Supply Agreement expired on April 1, 2000.

       The Supply Agreement and the Development Agreement did not constitute a commitment to purchase or deploy any particular volume or quantity of the Company's product. Such commitment was only made when a valid purchase order was issued to the Company.

  4. Contingencies

       In April 2000, a lawsuit was filed against the Company and certain of its officers and directors (collectively the defendants), entitled Birnbaum v. Terayon Communication Systems, Inc. The lawsuit originally was filed in the United States District Court for the Central District of California, and subsequently the venue for the lawsuit has been moved to the Northern District of California. The plaintiff purports to be suing on behalf of a class of stockholders who purchased or obligated themselves to purchase the Company's securities during the period from February 2, 2000 to April 11, 2000. The complaint alleges that the Company and the other defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding the Company's technology. Several other lawsuits similar to the Birnbaum suit have since been filed. The lawsuits seek an unspecified amount of damages, in addition to other forms of relief. The Company considers the lawsuits to be without merit and intends to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome. defend, and there can be no assurances about the eventual outcome.

       In the normal course of business, the Company from time to time receives inquiries with regard to various legal proceedings. In the opinion of management, any liability resulting from these inquiries has been accrued and will not have a material adverse effect on the Company's financial position or results of operations.

  5. Segments of an Enterprise and Related Information

       During the second quarter of 2000, the Company realigned its internal organization as a result of acquisitions completed during and subsequent to the fourth quarter of 1999.

       The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM allocates resources to each segment based on their business prospects, competitive factors, revenues and operating results.

       The Company develops, markets and sells broadband access systems that enable cable operators and other providers of broadband access services to deploy broadband access services over cable, copper wire utilizing DSL and wireless systems. The Company views its business as having two principal operating segments: Cable Broadband Access Systems ("Cable") and DSL Access Systems ("DSL"). The Cable segment consists primarily of the TeraComm system, the CherryPicker Digital Video Management Systems, and the Multigate Telephony and Data Access Systems which are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The DSL segment consists primarily of the Miniplex DSL Systems, the IPTL Converged Voice and Data Service System and the Highlink, which are sold to providers of broadband services for the deployment of voice and data services over the existing copper wire infrastructure. The Company's other operating segments, which are below the quantitative threshold defined by SFAS 131, are disclosed in the "all other" category. The Company sells directly to providers of broadband access services and to distributors and resellers throughout the world.

       Information on reportable segments for the three and six months ended June 30, 2000 is as follows. For the three and six months ended June 30, 1999, the Company operated in one segment, the sale of cable broadband access systems.

                                      As of and for the   As of and for the
                                        Three Months          Six Months
                                            Ended               Ended
                                        June 30, 2000       June 30, 2000
                                    -----------------------------------------
                                                    (in thousands)
Cable Broadband Access Segment
   Revenues...................                   $83,057            $140,173
   Operating income...........                     6,233               7,995
   Total assets...............                   227,086             227,086

DSL Broadband Access Segment
   Revenues...................                     8,962              11,183
   Operating income...........                    (2,559)             (3,828)
   Total assets...............                    26,504              26,504

                                    -----------------------------------------
Total revenues...............                    $92,019            $151,356
                                    =========================================

Operating income by
    reportable segments.......                    $3,674              $4,167

All other operating income....                      (541)               (541)
Unallocated amounts:
    Acquisition related charges                  (39,037)            (59,755)
    Cost of product development
       assistance agreement....                        --             (9,563)
    Interest and other
        income, net............                    1,540               2,934

                                    -----------------------------------------
Net loss.......................                 ($34,364)           ($62,758)
                                    =========================================

Total assets by reportable
    segment....................                 $253,590            $253,590
All other assets..............                     2,324              $2,324
Intersegment assets...........                    (4,135)            ($4,135)
Unallocated amounts............
      Acquisition related
       intangibles, net........                  494,528             494,528
                                    -----------------------------------------
Total assets...................                 $746,307            $746,307
                                    =========================================

       Two of the Company's customers accounted for 10% or more of revenues (24% and 15%) for the three months ended June 30, 2000. Three of the Company's customers accounted for 10% or more of revenues (22%, 19% and 10%) for the six months ended June 30, 2000. Two of the Company's customers accounted for 10% or more of revenues (29% and 17%) for the three months ended June 30, 1999. Three of the Company's customers accounted for 10% or more of revenues (30%, 16% and 12%) for the six months ended June 30, 1999. No other customer accounted for 10% or more of revenues during these periods.

  6. Business Combinations

  Telegate Ltd.

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

       In accordance with the Telegate Agreement, the former shareholders and vested optionholders of Telegate received a total of 4,400,000 shares of the Company's common stock and a cash payment of approximately $3,400,000. The Company issued 4,400,000 shares of common stock and paid approximately $2,500,000 in cash on January 2, 2000. The Company intends to make the remaining cash payment of approximately $858,000 during the third quarter of 2000. In addition, the Company issued a warrant to purchase 2,000,000 shares of the Company's common stock, valued at approximately $34.6 million under the terms of an agreement between Telegate and a customer of the Company. (See note 2.) The value of the warrant was included in the purchase price and was associated with the value of the customer relationship.

       The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The approximate purchase price was determined to be $138,000,000. The consolidation of the assets and liabilities significantly affected the Company's balance sheet at June 30, 2000, as depicted in the following tables (in thousands):

Purchase Price.........................   $137,965
Estimated transaction and other direct
 acquisition costs.....................      1,929
                                       ------------
                                          $139,894
                                       =============
  The total purchase price was allocated as follows:

Historical net tangible assets of Telegate
   at January 2, 2000..................    ($5,682)
Convertible Loans......................     12,482
                                       ------------
                                             6,800
Intangible assets acquired:
Customer Relationship..................     34,580
Developed technology...................     21,100
Assembled workforce....................      4,200
In-process research and development....      6,750
Goodwill...............................     72,452
Deferred tax liability.................     (5,988)
                                       ------------
Total..................................   $139,894
                                       =============

       Tangible assets of Telegate include principally cash, accounts receivable, inventory and property and equipment. Liabilities of Telegate assumed consist principally of accounts payable and accrued liabilities.

       With respect to the customer to which the warrant was issued, the value of the customer relationship was determined as the value of the warrant using the Black Scholes model. The warrant is fully vested, non-forfeitable, and immediately exercisable and has a term of three years. The value of the customer relationship is being amortized on a straight-line basis over a three-year period.

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

       The projects identified as in-process are those that were underway at Telegate at the time of the acquisition and will, after January 2, 2000, require additional effort in order to establish technological feasibility. Because of the risks involved in developing technology, even though the Company expects successful completion it cannot assure it. The estimate of in-process research and development is $6,750,000 and was included in the Company's results of operations for the three and six months ended June 30, 2000.

       In-process technology acquired consists primarily of major additions to Telegate's core technology, which is related to Telegate's planned development of new features. The majority of the intended functionality of these new features is not supported by Telegate's current technology. Intended new features include: connection on demand functionality to extend the product's ISDN compatibility; the ability to use cordless technology for either voice or data applications; and, a subscriber end unit that can be used in multi-dwelling units. Notwithstanding the Company's expectations that the technology will be successfully developed, there remain significant technical challenges that must be resolved in order to complete the in- process technology.

  Access Network Electronics Division of Tyco Electronics Corporation

       In February 2000, the Company entered into an Asset Purchase Agreement (the "ANE Agreement") to acquire certain assets and assume certain liabilities of the Access Network Electronics Division (ANE) of Tyco Electronics Corporation, a subsidiary of Tyco International Ltd. ANE produces DSL (Digital Subscriber Line) systems that provide multiple phone lines over the existing copper telephony network. The transaction was completed on April 22, 2000 (the "ANE Closing Date").

       In accordance with the ANE Agreement, the Company issued 1,404,552 shares of common stock, valued at approximately $85,000,000 based on the maximum purchase price specified in the ANE Agreement. In addition, the Company has agreed to establish an employee retention program for purposes of retaining certain identified employees of ANE. The retention program provides for up to 3 annual payments to the identified employees in a total amount of approximately $4,500,000 provided the employees remain employed by the Company. The retention payments will be charged to expense over the employees' respective periods of service.

       The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The approximate purchase price was determined to be $85,000,000. The consolidation of the assets and liabilities significantly affected the Company's balance sheet at June 30, 2000, as depicted in the following tables (in thousands):

Purchase Price.........................    $85,000
Estimated transaction and other direct
 acquisition costs.....................        500
                                       ------------
                                           $85,500
                                       =============
  The total purchase price was allocated as follows:

Historical net assets acquired of ANE
   at April 22, 2000...................    $14,251
Adjustment to state net assets at fair
   market value                               (106)
                                       ------------
                                            14,145
Intangible assets acquired:
Developed technology...................     12,600
Assembled workforce....................     12,200
Customer base..........................      2,400
Trademark..............................        600
In-process research and development....        735
Goodwill...............................     42,820
                                       ------------
Total..................................    $85,500
                                       =============

       Tangible assets of ANE acquired include principally accounts receivable, inventory and property and equipment. Liabilities of ANE assumed consist principally of accounts payable and warranty obligations.

       To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation of approximately $12,600,000 for developed technology which had reached technological feasibility and therefore was capitalizable. The developed technology is being amortized on a straight line basis over a five-year period.

       The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. The analysis yielded a valuation of approximately $12,200,000 for the assembled workforce. The asset is being amortized on a straight line basis over a two-year period.

       To determine the value of the customer base the expected future cash flows attributed to existing customers was discounted. The analysis yielded a valuation of approximately $2,400,000. The asset is being amortized on a straight line basis over a five year period.

       The projects identified as in-process are those that were underway at ANE at the time of the acquisition and will, after April 22, 2000, require additional effort in order to establish technological feasibility. Because of the risks involved in developing technology, even though the Company expects successful completion it cannot assure it. The estimate of in- process research and development is $735,000 and was included in the Company's results of operations for the three and six months ended June 30, 2000.

       In-process technology acquired in the transaction consists primarily of additions to ANE's core technology, which is related to ANE's planned development of new features. A portion of the intended functionality of these new features is not supported by ANE's current technology. The resultant technology is intended to allow the transmission from a 56Kbps modem without the loss of transmission rate. Notwithstanding the Company's expectations that the technology will be successfully developed, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

  Combox Ltd.

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

       In accordance with the Combox Agreement, the Company issued 1,547,770 shares of common stock and made a cash payment of approximately $250,000 on the closing date. In addition, the Company issued options to purchase common stock of the Company to the unvested optionholders of Combox options. The purchase price was determined to be approximately $97,000,000. The estimated purchase price was determined as the value of Terayon's common stock issued at closing ($92,000,000) and the value of the options to purchase Terayon's shares issued to the unvested optionholders ($5,500,000) based on the fair market value of Terayon's common stock on the days immediately preceding and following the date the acquisition was announced. In addition, the cash payment of approximately $250,000 is included in the purchase price. Proceeds to be received from the optionholders and warrantholders upon exercise are not significant.

       The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The consolidation of the assets and liabilities significantly affected the Company's balance sheet at June 30, 2000, as depicted in the following tables (in thousands):

Purchase Price.........................    $97,684
Estimated transaction and other direct
 acquisition costs.....................        540
                                       ------------
                                           $98,224
                                       =============
  The total purchase price was allocated as follows:
  Historical net assets acquired of Combox
   at April 18.., 2000.................     $2,308

Intangible assets acquired:
Developed technology...................     12,500
Assembled workforce....................      1,100
In-process research and development....      8,000
Goodwill...............................     79,212
Deferred tax liability.................     (4,896)
                                       ------------
Total..................................    $98,224
                                       =============

       Tangible assets of Combox acquired principally include cash and cash equivalents and accounts receivable. Liabilities of Combox assumed principally include short and long term debt, accounts payable and accrued liabilities.

       To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation of approximately $12,500,000 for developed technology which had reached technological feasibility and therefore was capitalizable. The developed technology is being amortized on a straight line basis over a five-year period.

       The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. The analysis yielded a valuation of approximately $1,100,000 for the assembled workforce. The asset is being amortized on a straight line basis over a two-year period.

       The projects identified as in-process are those that were underway at Combox at the time of the acquisition and will, after April 18, 2000, require additional effort in order to establish technological feasibility. Because of the risks involved in developing technology, even though the Company expects successful completion it cannot assure it. The estimate of in-process research and development is $8,000,000 and was included in the Company's results of operations for the three and six months ended June 30, 2000.

       In-process technology acquired in the transaction consists primarily of additions to Combox's core technology, which is related to Combox's planned development of new features. A portion of the intended functionality of these new features is not supported by Combox's current technology. Intended new features include modems that offer end-to-end solutions for both the cable and the satellite infrastructure. Notwithstanding the Company's expectations that the technology will be successfully developed, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

  Internet Telecom Ltd.

       In March 2000, the Company and Telegate, a subsidiary of the Company, entered into an Asset Purchase Agreement ("Internet Telecom Agreement") under which Telegate agreed to purchase certain assets of Internet Telecom Ltd. ("Internet Telecom"), an Israeli company. Internet Telecom is a supplier of PacketCable and other standards-based, voice-over-IP ("Internet Protocol") systems and technologies. The transaction was completed on April 18, 2000 (the "Internet Telecom Closing Date").

       The Company issued 377,380 shares of common stock valued at approximately $44,500,000 based on the fair market value of the Company's common stock on the days immediately preceding and following the announcement of the acquisition and paid approximately $2,000,000 in cash. Subsequent to June 30, 2000, the Company determined that it must issue approximately 186,000 additional shares of common stock to the former shareholders of Internet Telecom. The additional shares will be issued as a result of certain pricing condition stipulated in the Agreement with regards to the Company's common stock. The issuance of the additional shares will not impact the total estimated purchase price.

       The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The consolidation of the assets and liabilities significantly affected the Company's balance sheet at June 30, 2000, as depicted in the following tables (in thousands):

Purchase Price.........................    $46,524
Estimated transaction and other direct
 acquisition costs.....................      1,898
                                       ------------
                                           $48,422
                                       =============
  The total purchase price was allocated as follows:

Intangible assets acquired:
Developed technology...................      5,950
Assembled workforce....................        500
In-process research and development....      2,550
Goodwill...............................     39,422
                                       ------------
Total..................................    $48,422
                                       =============

       To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation of approximately $5,950,000 for developed technology which had reached technological feasibility and therefore was capitalizable. The developed technology is being amortized on a straight line basis over a five-year period.

       The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. The analysis yielded a valuation of approximately $500,000 for the assembled workforce. The asset is being amortized on a straight line basis over a two-year period.

       The projects identified as in-process are those that were underway at Internet Telecom at the time of the acquisition and will, after April 18, 2000, require additional effort in order to establish technological feasibility. Because of the risks involved in developing technology, even though the Company expects successful completion it cannot assure it. The estimate of in-process research and development is $2,550,000 and was included in the Company's results of operations for the three and six months ended June 30, 2000.

       In-process technology acquired in the transaction consists primarily of additions to Internet Telecom's core technology, which is related to Internet Telecom's planned development of new features. A portion of the intended functionality of these new features is not supported by Internet Telecom's current technology. Intended new features include network management switches and software to enhance product performance and marketability. Notwithstanding the Company's expectations that the technology will be successfully developed, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

  Ultracom Ltd.

       In March 2000, the Company entered into a Share Purchase Agreement to acquire Ultracom Communication Holdings (1995) Ltd. ("Ultracom"), an Israeli company. Ultracom is a supplier of broadband systems-on-silicon. The transaction was completed on April 19, 2000 (the "Ultracom Closing Date").

       In accordance with the Ultracom Agreement, the Company issued 536,766 shares of common stock, made of cash payment of approximately $245,000 and issued options to purchase common stock of the Company to the unvested optionholders of Ultracom options. The purchase price was determined to be approximately $52,400,000. The estimated purchase was determined as the value of Terayon's common stock issued at the closing ($50,100,000) and the value of the options to purchase Terayon's shares issued to the unvested optionholders ($2,000,000) based on the fair market value of Terayon's common stock on the days immediately preceding and following the date the acquisition was announced. In addition, the cash payment of approximately $245,000 is included in the purchase price.

       The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The consolidation of the assets and liabilities significantly affected the Company's balance sheet at June 30, 2000, as depicted in the following tables (in thousands):

Purchase Price.........................    $52,362
Estimated transaction and other direct
 acquisition costs.....................        450
                                       ------------
                                           $52,812
                                       =============
  The total purchase price was allocated as follows:

Historical net assets acquired of Ultracom
   at April 19, 2000...................     $1,116

Intangible assets acquired:
Developed technology...................      1,050
Assembled workforce....................      1,100
In-process research and development....      1,800
Goodwill...............................     48,520
Deferred tax liability.................       (774)
                                       ------------
Total..................................    $52,812
                                       =============

       Tangible assets of Ultracom acquired principally include cash and cash equivalents, accounts receivable and property and equipment. Liabilities of Ultracom assumed principally include long term debt, accounts payable and accrued liabilities.

       To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation of approximately $1,050,000 for developed technology that had reached technological feasibility and therefore was capitalizable. The developed technology is being amortized on a straight line basis over a five-year period.

       The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. The analysis yielded a valuation of approximately $1,100,000 for the assembled workforce. The asset is being amortized on a straight line basis over a two-year period.

       The projects identified as in-process are those that were underway at Ultracom at the time of the acquisition and will, after April 19, 2000, require additional effort in order to establish technological feasibility. Because of the risks involved in developing technology, even though the Company expects successful completion it cannot assure it. The estimate of in-process research and development was $1,800,000 and was included in the Company's results of operations for the three and six months ended June 30, 2000.

       In-process technology acquired in the transaction consists primarily of additions to Ultracom's core technology, which is related to Ultracom's planned development of new features. A portion of the intended functionality of these new features is not supported by Ultracom's current technology. Intended new features include system on a chip solutions for DOCSIS and DVB/DAVIC cable modems. Notwithstanding the Company's expectations that the technology will be successfully developed, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

  Pro Forma Financial Results

       The following selected unaudited pro forma combined results of operations for this six months ended June 30, 2000 of the Company, Telegate, Combox, Ultracom, ANE and Internet Telecom have been prepared assuming that the acquisitions occurred at the beginning of the period presented. The following selected unaudited pro forma combined results of operation for the six months ended June 30, 1999 of the Company, Telegate, Combox, Ultracom, ANE, Internet Telecom, Radwiz and Imedia have been prepared assuming that the acquisitions occurred at the beginning of the period presented. The following selected unaudited pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):

                                       Six Months Ended
                                         June 30,      June 30,
                                       ------------- ------------
                                           2000          1999
                                       ------------- ------------
Revenues...............................   $170,087       $86,280
Net loss (1)...........................   ($69,962)     ($87,977)
Net loss per share (1).................     ($1.16)       ($1.74)
Shares used in calculation of net loss
  per share............................     60,168        50,518
  (1) Net loss and net loss per share excludes approximately $19,800,000 in in-process research and development charges for the six months ended June 30, 2000 and $34,400,000 in in-process research and development for the six months ended June 30, 1999.

  6. Subsequent Events

       In July 2000, the Company issued $500,000,000 of 5% Convertible Subordinate Notes (the "Convertible Notes") due in August 2007 resulting in net proceeds to the Company of approximately $484,500,000. In addition, the Company granted the initial purchasers, Deutsche Bank Securities Inc. and Lehman Brothers, Inc., an option, exercisable for thirty days following July 20, 2000, to to purchase up to an additional $75,000,000 aggregate principal amount of Convertible Notes, on the same terms and conditions as the original Convertible Notes. The Convertible Notes are the Company's general unsecured obligation and are subordinated in right of payment to all of the Company's existing and future senior indebtedness and to all of the liabilities of the Company's subsidiaries. The Convertible Notes are convertible into shares of the Company's common stock at a conversion price of $84.01 per share at any time on or after 90 days following July 26, 2000 through maturity, unless previously redeemed or repurchased. The Company may redeem some or all of the Convertible Notes at any time on or after 90 days following July 26, 2000 and before August 7, 2003 at a redemption price of $1,000 per $1,000 principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, if the closing price of the Company's stock exceeds 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice. The Company will also make an additional payment of $193.55 per $1,000 principal amount of Convertible Notes, less the amount of any interest actually paid on the Convertible Notes before the date of redemption. The Company may redeem the Notes at anytime on or after August 7, 2003 at specified prices plus accrued and unpaid interest. Interest is payable semiannually. Debt issuance costs related to the Convertible Notes are estimated at $15,500,000.

       In August 2000, the Company entered into an Agreement and Plan of Merger and Reorganization ("the Agreement") to acquire Mainsail Networks, Inc. ("Mainsail"), a Delaware corporation. Mainsail develops and markets next- generation broadband networks that that enable telecommunications carriers to deliver multiple services over a single network infrastructure. In general, the Company will issue 3,200,000 shares of common stock, valued at approximately $169,700,000 based on the average closing price of the Company's common stock on the days immediately preceding and following the announcement of the acquisition, to the shareholders of Mainsail. In addition the holders of vested and unvested Mainsail options will receive options to purchase the Company's common stock, the value of which will be included in the purchase price and the intrinsic value of the unvested options will be recorded as unearned compensation. The Company will account for the acquisition as a purchase. The Company anticipates that a significant portion of the purchase price will be allocated to intangible assets including goodwill. The intangible assets will be amortized over lives expected to range from two to six years.

  SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

       This following section contains forward-looking statements of Terayon Communication Systems, Inc. within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to:

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

       You can typically identify forward-looking statements by the words "believe", "expect", "anticipate", "intend", "estimate", "project" and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed in the following section, among other things, should be considered in evaluating our prospects and future financial performance.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

  RESULTS OF OPERATIONS

  Overview

        We develop, market and sell broadband access systems. Our objective is to be the leading provider of broadband access systems to providers of services to residential and commercial end users. Since our inception in January 1993, we have focused on the development of our patented S-CDMA technology, as well as certain other core technologies, to enable broadband transmission of data over cable networks. We began the specification and design of our first ASIC in October 1994 and produced the first version of this ASIC in September 1996. At the same time, we developed an end-to-end broadband access system, the TeraComm system, around the ASIC. We commenced volume shipments of our TeraComm system in the first quarter of 1998. With some recent acquisitions of complementary technology and businesses, in 1999 we also began to turn our attention to providers of broadband services using existing telephone, copper wire infrastructures and wireless systems.

       We sell our products both in North America and internationally, and we market our products primarily to providers of broadband services and distributors. Our strategy is to supply the leading providers of broadband access services worldwide. Consistent with this strategy, our initial target market consisted of the ten largest cable companies in each major geographic area. In most markets, a small number of large cable operators often provide services to a majority of the subscribers in a specific region and thus influence the purchase decisions of smaller cable operators. In North America, three of the largest cable operators, Rogers Cable Inc. (formerly Rogers Cablesystems Limited), Shaw and TCA Cable TV (a subsidiary of Cox Communications, Inc.), are deploying the TeraComm system. In Japan, through our partner Sumitomo, we have established ourselves as a market leader. In Europe, our TeraComm system is being deployed by UPC, one of Europe's largest broadband communications companies. As a result of the nature of the cable industry and our strategic focus, a small number of customers have accounted for the majority of our revenues to date, and we expect that the majority of our revenues will continue to be generated from a small number of customers for the foreseeable future. In the three months ended June 30, 2000, two related party customers accounted for approximately 39% of our revenues. This compares to approximately 46% of our revenues from two customers (one of which is a related party) in the same period in 1999. In the six months ended June 30, 2000, three customers (two of which are related parties) accounted for approximately 51% of our revenues compared to approximately 58% of our revenues from three customers (one of which is a related party) for the same period last year. We anticipate that the timing and maturity of these customers' deployments of the TeraComm system will result in variations in revenues generated from these customers.

       The rapid evolution of broadband has resulted in cable television operators, providers of telephone service and other service providers seeking to provide a bundle of voice, data and video services to their residential and commercial subscribers over existing and new infrastructures. Consistent with our objective to be a leading provider of broadband access systems, through a series of recent acquisitions, we are building a complete portfolio of broadband products to support high-speed delivery of voice, data and video services over cable, DSL and wireless.

  In September 1999, we acquired Imedia and the CherryPicker digital video management system.

  In November 1999 we acquired Radwiz, a provider of communication access systems based on high-speed IP routing integrated with telephony.

  On January 2, 2000 we acquired Telegate, a developer and manufacturer of telephony and data access platforms that are deployed by service providers to deliver efficient carrier-class voice services over cable.

  On April 18, 2000 we acquired Combox, a manufacturer of broadband data systems and satellite communications based on international standards, and certain assets of Internet Telecom, a supplier of PacketCable and other standards-based, voice-over IP systems and technologies, through our Israeli subsidiary, Telegate.

  On April 19, 2000 we acquired Ultracom, a supplier of broadband systems on silicon.

  On April 22, 2000 we acquired ANE, a producer of DSL systems that provide multiple phone lines over existing copper telephony of a single pair of copper wires.

  In August 2000 we announced our intention to acquire Mainsail Networks, Inc., a provider of broadband networks that enable telecommunication carriers to deliver multiple services over a single network infrastructure.

       The intensely competitive nature of the market for broadband access systems has resulted in significant price erosion over time. We have experienced and expect to continue to experience downward pressure on our unit ASP or average selling price. A key component of our strategy is to decrease the cost of manufacturing our products to improve our gross margins. For example, in the fourth quarter of 1998, we introduced a cable modem using a single-board design, which has higher gross margins than our original dual- board design. Subsequently, we have successfully introduced several cost reduced versions of the single-board modem that have allowed us to continue to improve gross margin performance despite ongoing ASP declines. We intend to continue to engage in and implement cost reduction efforts, including the further integration of ASIC components, other design changes and manufacturing efficiencies.

       We sustained a net loss of $34.4 million in the three months ended June 30, 2000 and $14.7 million in the same period in 1999. In the six months ended June 30, 2000, we sustained a net loss of $62.8 million compared to a net loss of $20.5 million for the same period in 1999. We had an accumulated deficit of $211.2 million as of June 30, 2000. Our operating expenses are based in part on our expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. We expect to continue to increase our expenditures in technical development and sales and marketing as we engage in activities related to product enhancement, cost reduction and increasing market penetration. In addition, we anticipate that our expenses will increase as a result of the expenses associated with our recent acquisitions, including amortization. We also anticipate that future acquisitions will result in increased expense levels. Additionally, we expect to increase our capital expenditures and other operating expenses in order to support and expand our operations. We anticipate that we will spend approximately $15.0 to $20.0 million on capital expenditures and approximately $85.0 to $95.0 million on research and development during the 12 months ending June 30, 2001. Anticipated capital expenditures consist of purchases of additional test equipment to support higher levels of production and computer hardware, furniture and leasehold improvements for expansion of our facilities, implementation of an enterprise resource planning ("ERP") system and software and equipment for newly hired employees. As a result of these anticipated increased operating expenses, we expect to continue to incur losses for the foreseeable future.

  Acquisitions

  Telegate

       In October 1999, we entered into a Share Purchase Agreement to acquire Telegate Ltd, an Israeli company. Telegate produces telephony and data access platforms that are deployed by service providers to deliver efficient carrier-class voice services over cable. Telegate also provides in-home networking capability for telephony and data, based on the Digital Enhanced Cordless Telephony (DECT) standard. The transaction was completed on January 2, 2000. We accounted for the acquisition as a purchase transaction.

  Access Networks Electronics Division of Tyco Electronics Corporation

       In February 2000, we entered into an Asset Purchase Agreement to acquire certain assets and assume certain liabilities of the Access Network Electronics Division (ANE) of Tyco Electronics Corporation, a subsidiary of Tyco International Ltd. ANE produces DSL (Digital Subscriber Line) systems that provide multiple phone lines over the existing copper telephony network. We issued 1,404,552 shares of common stock, valued at approximately $85.0 million based on the maximum purchase price specified in the asset purchase agreement. We also established an employee retention program for purposes of retaining certain identified employees of ANE. The retention program provides for up to three annual payments to the identified employees in a total amount of approximately $4.2 million provided the employees remain employed by us. The retention payments will be charged to expense over the employees' respective periods of service. The transaction was completed on April 22, 2000. We accounted for the acquisition as a purchase transaction.

  Combox Ltd.

       In February 2000, we entered into a Share Purchase Agreement to acquire Combox Ltd ("Combox"), an Israeli company. Combox is a manufacturer of broadband data systems and satellite communications based on international standards. Combox's cable data access systems conform to the growing EuroModem international specification, based on the Digital Video Broadcasting (DVB) standard. We issued 1,547,770 shares of common stock valued at approximately $92.0 million based on the fair market value of our common stock on the days immediately preceding and following the date the acquisition was announced. In addition, we issued options to purchase our common stock to the vested and unvested optionholders of Combox options. The transaction was completed on April 18, 2000. We accounted for the acquisition as a purchase transaction.

  Internet Telecom

       In March 2000, our subsidiary Telegate and we, entered into an Asset Purchase Agreement under which Telegate agreed to purchase certain assets of Internet Telecom Ltd. ("Internet Telecom"), an Israeli company. Internet Telecom is a supplier of PacketCable and other standards-based, voice-over-IP ("Internet Protocol") systems and technologies. We issued 377,380 shares of common stock valued at approximately $44.0 million based on the fair market value of our common stock on the days immediately preceding and following the announcement of the acquisition and paid the former shareholders of Internet 'Telecom approximately $2.0 million. The transaction was completed on April 18, 2000. We accounted for the transaction as a purchase transaction.

  Ultracom

       In March 2000, we entered into a Share Purchase Agreement to acquire Ultracom Communication Holdings (1995) Ltd. ("Ultracom"), an Israeli company. Ultracom is a supplier of broadband systems-on-silicon. We issued 536,766 shares of common stock valued at approximately $50.0 million based on the fair market value of the our common stock on the days immediately preceding and following the date the acquisition was announced. We also assumed the unvested Ultracom options, the value of which will be included in the purchase price. The transaction was completed April 19, 2000. We accounted for the transaction as a purchase transaction.

       The above acquisitions were accounted for under the purchase method of accounting and, accordingly, this Report on Form 10-Q presents our financial results through the entire period and combined results with Telegate, ANE, Combox, Internet Telecom and Ultracom for the portion of the period following date of the respective closings. Our financial results through the entire period include the results of the acquisitions we completed in 1999. As a result, the information contained herein may not be comparable to results in previous quarters. (See Note 6 of Notes to Consolidated Financial Statements.)

  Recent Developments

       In July 2000, we issued $500 million of 5% Convertible Subordinate Notes (the "Convertible Notes") due in August 2007 resulting in net proceeds to us of approximately $484.5 million. In addition, we have granted the initial purchasers, Deutsche Bank Securities Inc. and Lehman Brothers, Inc., an option, exercisable for thirty days following July 20, 2000, to purchase up to an additional $75.0 million aggregate principal amount of Convertible Notes, on the same terms and conditions as the original Convertible Notes. Convertible Notes are our general unsecured obligation and are subordinated in right of payment to all of our existing and future senior indebtedness and to all of the liabilities of our subsidiaries. The Convertible Notes are convertible into shares of our common stock at a conversion price of $84.01 per share at any time on or after 90 days following July 26, 2000 through maturity, unless previously redeemed or repurchased. We may redeem some or all of the Convertible Notes at any time on or after 90 days following July 26, 2000 and before August 7, 2003 at a redemption price of $1,000 per $1,000 principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, if the closing price of our stock exceeds 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice. We will also make an additional payment of $193.55 per $1,000 principal amount of Notes, less the amount of any interest actually paid on the Convertible Notes before the date of redemption. We may redeem the Notes at any time on or after August 7, 2003 at specified prices plus accrued and unpaid interest. Interest is payable semiannually. Debt issuance costs related to the Convertible Notes are estimated at $15.5 million.

       In August 2000, we entered into an Agreement and Plan of Merger and Reorganization ("the Agreement") to acquire Mainsail Networks, Inc. ("Mainsail"), a Delaware corporation. Mainsail develops and markets next- generation broadband networks that enable telecommunications carriers to deliver multiple services over a single network infrastructure. In general, we will issue 3.2 million shares of common stock, valued at approximately $169.7 million based on the average closing price of our common stock on the days immediately preceding and following the announcement of the acquisition, to the shareholders of Mainsail. In addition the holders of vested and unvested Mainsail options will receive options to purchase our common stock, the value of which will be included in the purchase price and the intrinsic value of the unearned options will be recorded as unearned compensation. We will account for the acquisition as a purchase. We anticipate that a significant portion of the purchase price will be allocated to intangible assets including goodwill. The intangible assets will be amortized over lives expected to range from two to six years.

  Results of Operations

  Three and Six Months Ended June 30, 2000 and 1999

       Revenues. Revenues consist primarily of sales of broadband access systems to new and existing customers providing broadband access services over cable and copper wire infrastructures. Our revenues increased to $92.0 million for the three months ended June 30, 2000 from $19.1 million for the same period in 1999. Our revenues increased to $151.4 million for the six months ended June 30, 20000 from $35.0 million for the same period last year. The increased revenues in 2000 were largely attributable to continuing deployments of our TeraComm system by new and existing customers. In addition, sales of acquired products accounted for approximately $17.3 million of the increased revenues in the three months ended June 30, 2000 and $26.2 million of the increased revenues in the six months ended June 30, 2000.

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

       Cost of Goods Sold. Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations group. The cost of the manufacturing operations group includes assembly, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In the three months ended June 30, 2000, we incurred cost of goods sold of $66.5 million compared to $15.3 million for same period in 1999. Cost of goods sold for the three months ended June 30, 2000 included the cost of our manufacturing operations group and approximately $8.5 million of amortization of acquired intangibles assets. In the six months ended June 30, 2000, we incurred cost of goods sold of approximately $110.5 million compared to $29.2 million for the same period in 1999. Cost of goods sold for the six months ended June 30, 2000 included the cost of our manufacturing operations group and approximately $14.8 million of amortization of acquired intangible assets. Our cost of goods sold increased in the three and six months ended June 30, 2000, compared to the same period in 1999 primarily due to increased product shipments and the inclusion of the amortization expense relating to acquired intangible assets.

       Gross Profit. We achieved a gross profit of $25.5 million in the three months ended June 30, 2000 compared to $3.8 million for the same period in 1999. In the six months ended June 30, 2000, we achieved a gross profit of $41.0 million compared to $5.7 million for the same period in 1999. This improvement in our gross profit was largely the result of increased product shipments and continued cost reduction efforts. We intend to continue to engage in and implement cost reduction efforts, including the further integration of ASIC components, other design changes and manufacturing efficiencies. We anticipate that continued decreases in the average sales price of our products will partially, if not completely, offset the benefits obtained from further cost reductions.

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

        We introduced a CableLabs certified DOSCIS 1.0 cable modem in third quarter of 1999. We also are currently developing a DOCSIS system that will include a headend controller. We believe that the widespread adoption of industry standards will result in further price pressure. We anticipate that the relationship of revenues generated from the sale of our proprietary TeraComm system versus a DOCSIS compliant system will result in fluctuations in our gross profit in future periods. The impact on our gross profit for the three and six months ended June 30, 2000 resulting from the sale of our DOCSIS 1.0 cable modem was not significant.

       Our gross profit also is influenced by the level of sales of products of acquired companies, which produce varying gross profit results. We expect that our gross profit will fluctuate in future periods as a result of these and other acquisitions.

       Research and Development. Research and development expenses consist primarily of personnel costs, as well as design expenditures, equipment and supplies required to develop and to enhance our products. Research and development expenses increased to $16.6 million in the three months ended June 30, 2000 from $4.0 million in the same period of 1999. In the six months ended June 30, 2000, research and development expenses increased to $27.1 million compared to $7.1 million in the same period in 1999. The increase in research and development expenses in the three and six months ended June 30, 2000 is primarily the result of increased personnel costs. The increased personnel costs were a result of expansion in our own employee base as we continued to focus our efforts on developing new products. The increased personnel costs were also the result of expansion in our employee base resulting from acquired companies. We intend to continue to increase investment in research and development as a result of these and other activities.

       Cost of Product Development Assistance Agreement. In March 1999, we entered into a one-year Product Development Assistance Agreement with Rogers Communications Inc. Under the terms of the Development Agreement, Rogers was obligated to assist us with the characterization and testing of our subscriber-end and head-end voice-over-cable equipment. In addition, Rogers was obligated to provide us with technology to assist us with our efforts to develop high quality, field proven technology solutions that are DOCSIS- compliant and packet cable-compliant. The Development Agreement had a term of one year. In consideration of Rogers entering into the Development Agreement, we issued Rogers two fully vested and non-forfeitable warrants, each to purchase 2.0 million shares of common stock on a cashless basis. One warrant had an exercise price of $0.50 per share and one warrant had an exercise price of $18.5 per share. The fair value of the two warrants was approximately $45.0 million and resulted in a noncash charge included in operations over the one-year term of the Development Agreement. As a result of the Development Agreement, our results for the six months ended June 30, 2000 include a noncash charge of $9.6 million compared to $12.8 million for the same period in 1999. In March 2000, Rogers purchased 3,687,618 shares of our common stock on a net exercise basis, resulting in no proceeds to us.

       Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales, marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses increased to $10.8 million in the three months ended June 30, 2000 from $3.0 million for the same period in 1999. In the six months ended June 30, 2000, sales and marketing expenses increased to $18.5 million from $5.9 million in the same period in 1999. The increase in sales and marketing expenses was due to increased payroll costs related to additional sales and support personnel necessary to support the expansion of our customer base, increased payroll and associated costs from the expansion in our employee based resulting from acquired companies and increased commissions related to higher sales. We expect sales and marketing expenses to continue to increase as we expand our customer base.

       General and Administrative. General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses increased to $5.8 million in the three months ended June 30, 2000 from $1.5 million in the same period of 1999. In the six months ended June 30, 2000, sales and marketing expenses increased to $9.9 million from $2.7 million in the same period in 1999. The increase was primarily due to costs associated with the increased infrastructure required to support our expanded activities and increased personnel costs associated with acquired companies. We expect general and administrative expenses will continue to increase in the near term as a result of these factors.

       In-Process Research and Development. We incurred charges of $13.1 million in the three months ended June 30, 2000 related to research and development projects in process at Telegate at the time of the acquisition. In the six months ended June 30, 2000, we incurred charges of $19.8 million related to research and development projects in process at Telegate, ANE, Combox, Internet Telecom and Ultracom at the time of the acquisitions. Because of the risks involved in developing technology, even though we expect successful completion we cannot assure it.

       In-process technology acquired consists primarily of major additions to the acquired companies' core technology, which is related to the companies' planned development of new features. The majority of the intended functionality of these new features is not supported by the companies' current technology. Intended new features for Telegate include: connection on demand functionality to extend the product's ISDN compatibility; the ability to use cordless technology for either voice or data applications; and, a subscriber end unit that can be used in multi-dwelling units. Intended new features for ANE include technology intended to allow the transmission from a 56Kpbs modem without the loss of transmission rate. Intended new features for Combox include modems that offer end-to-end solutions for both the cable and satellite infrastructure. Intended new features for Internet Telecom include network management switches and software to enhance product performance and marketability. Intended new features at Ultracom include system on a chip solutions for DOCSIS and DVB/DAVIC cable modems. Notwithstanding our expectations, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

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

       The Radwiz acquisition was completed on November 22, 1999 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $53.6 million. The purchase price was allocated between the net tangible assets of Radwiz on the date of acquisition (approximately $3.1 million), in-process research and development (approximately $3.6 million) and net intangible assets acquired (approximately $46.9 million). Intangible assets consist of developed technology (approximately $29.9 million), assembled workforce (approximately $2.8 million), trademark (approximately $1.1 million) and goodwill (approximately $24.1 million). Goodwill has been increased and deferred tax liabilities have been recorded in the amount of approximately $11.0 million to reflect the net tax effect of the book/tax basis differences in the acquired intangibles, excluding goodwill and in-process research and development. Deferred tax assets have been realized based on the projected reversal of taxable temporary differences and have been netted against deferred tax liabilities for purposes of allocating the purchase price. The intangible assets will be amortized straight line over lives ranging from two to six years. The amortization of developed technology will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods.

       The Telegate acquisition was completed on January 2, 2000 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $140.0 million. The purchase price was allocated between the net tangible assets of Telegate on the date of acquisition (approximately $6.8 million), in-process research and development (approximately $6.8 million) and intangible assets acquired (approximately $126.4 million). Intangible assets consist of developed technology (approximately $21.1 million), customer relationship (approximately $34.6 million) assembled workforce (approximately $4.2 million), and goodwill (approximately $72.5 million). Goodwill has been increased and deferred tax liabilities have been recorded in the amount of approximately $6.0 million to reflect the net tax effect of the book/tax basis differences in the acquired intangibles, excluding goodwill and in-process research and development. Deferred tax assets have been realized based on the projected reversal of taxable temporary differences and have been netted against deferred tax liabilities for purposes of allocating the purchase price. The intangible assets will be amortized straight line over lives ranging from two to six years. The amortization of developed technology and customer relationship will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods.

       The ANE acquisition was completed on April 22, 2000 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $85.5 million. The purchase price was allocated between the net tangible assets acquired of ANE on the date of acquisition (approximately $14.1 million), in-process research and development (approximately $735,000) and intangible assets acquired (approximately $70.6 million). Intangible assets consist of developed technology (approximately $12.6 million), assembled workforce (approximately $12.2 million), customer base (approximately $2.4 million), trademark (approximately $600,000) and goodwill (approximately $42.8 million). The intangible assets will be amortized straight line over lives ranging from two to five years. The amortization of developed technology and customer base will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods.

       The Combox acquisition was completed on April 18, 2000 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $98.2 million. The purchase price was allocated between the net tangible assets of Combox on the date of acquisition (approximately $2.3 million), in-process research and development (approximately $8.0 million) and intangible assets acquired (approximately $87.9 million). Intangible assets consist of developed technology (approximately $12.5 million), assembled workforce (approximately $1.1 million), and goodwill (approximately $79.2 million). Goodwill has been increased and deferred tax liabilities have been recorded in the amount of approximately $4.9 million to reflect the net tax effect of the book/tax basis differences in the acquired intangibles, excluding goodwill and in-process research and development. Deferred tax assets have been realized based on the projected reversal of taxable temporary differences and have been netted against deferred tax liabilities for purposes of allocating the purchase price. The intangible assets will be amortized straight line over lives ranging from two to five years. The amortization of developed technology will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods.

       The Internet Telecom acquisition was completed on April 18, 2000 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $48.4 million. The purchase price was allocated between in-process research and development (approximately $2.5 million) and intangible assets acquired (approximately $45.9 million). Intangible assets consist of developed technology (approximately $6.0 million), assembled workforce (approximately $500,00), and goodwill (approximately $39.4 million). The intangible assets will be amortized straight line over lives ranging from two to five years. The amortization of developed technology will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods.

       The Ultracom acquisition was completed on April 19, 2000 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $52.8 million. The purchase price was allocated between the net tangible assets of Ultracom on the date of acquisition (approximately $1.1 million), in-process research and development (approximately $1.8 million) and intangible assets acquired (approximately $49.9 million). Intangible assets consist of developed technology (approximately $1.1 million), assembled workforce (approximately $1.1 million), and goodwill (approximately $48.5 million). Goodwill has been increased and deferred tax liabilities have been recorded in the amount of approximately $774,000 to reflect the net tax effect of the book/tax basis differences in the acquired intangibles, excluding goodwill and in-process research and development. Deferred tax assets have been realized based on the projected reversal of taxable temporary differences and have been netted against deferred tax liabilities for purposes of allocating the purchase price. The intangible assets will be amortized straight line over lives ranging from two to five years. The amortization of developed technology will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods.

       We expect amortization of goodwill and other intangibles related to acquisitions to increase in future periods.

       Net Interest Income (Expense). Net interest income was $1.5 million in the three months ended June 30, 2000 compared to $1.2 million for the same period in 1999. Net interest income was $2.9 million in the six months ended June 30, 2000 compared to $2.2 million in the same period last year.

       Income Taxes. We have not generated net income to date and therefore we have not incurred or accrued any income taxes since our inception.

  Operating Segment Information

       During the second quarter of 2000, we realigned our internal organization as a result of acquisitions completed during and subsequent to the fourth quarter of 1999. We view our business as having two principal operating segments: Cable Broadband Access Systems ("Cable") and DSL Access Systems ("DSL"). The Cable segment consists primarily of the TeraComm system, the CherryPicker Digital Video Management Systems, and the Multigate Telephony and Data Access Systems which are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The DSL segment consists primarily of the Miniplex DSL Systems, the IPTL Converged Voice and Data Service System and the Highlink, which are sold to providers of broadband services for the deployment of voice and data services over the existing copper wire infrastructure. Our other operating segments are below the quantitative threshold defined by SFAS 131. We sell directly to providers of broadband access services and to distributors and resellers throughout the world. For the three and six months ended June 30, 1999, we operated in one segment, the sale of cable broadband access systems.

       Cable. For the three and six months ended June 30, 2000, the increased revenues for the cable segment were largely attributable to continuing deployments of our TeraComm system by new and existing customers. In addition, sales of acquired products contributed to the increase revenues. Operating income also increased as a result of these factors as well as continuing product cost reduction efforts.

       DSL. Revenues and operating losses for the three and six months ended June 30, 2000 are attributable to the operations of Radwiz, acquired in November 1999, and ANE, acquired in April 2000.

  Litigation

       In April 2000, a lawsuit was filed against us and certain of our officers and directors (collectively the defendants), entitled Birnbaum v. Terayon Communication Systems, Inc. The lawsuit originally was filed in the United States District Court for the Central District of California, and subsequently the venue for the lawsuit has been moved to the Northern District of California. The plaintiff purports to be suing on behalf of a class of stockholders who purchased or obligated themselves to purchase our securities during the period from February 2, 2000 to April 11, 2000. The complaint alleges that we and the other defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. Several other lawsuits similar to the Birnbaum suit have since been filed. The lawsuits seek an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

  Liquidity and Capital Resources

       At June 30, 2000, we had approximately $59.0 million in cash and cash equivalents, $62.3 million in short-term investments and a $2.5 million revolving line of credit. There were no outstanding borrowings under the line of credit and approximately $2.5 million was available.

       In July 2000, we issued $500 million of 5% Convertible Subordinate Notes (the "Convertible Notes") due in August 2007 resulting in net proceeds to us of approximately $484.5 million. In addition, we have granted the initial purchasers, Deutsche Bank Securities Inc. and Lehman Brothers, Inc., an option, exercisable for thirty days following July 20, 2000, to purchase up to an additional $75.0 million aggregate principal amount of Convertible Notes, on the same terms and conditions as the original Convertible Notes. The Convertible Notes are our general unsecured obligation and are subordinated in right of payment to all of our existing and future senior indebtedness and to all of the liabilities of our subsidiaries. The Convertible Notes are convertible into shares of our common stock at a conversion price of $84.01 per share at any time on or after 90 days following July 26, 2000 through maturity, unless previously redeemed or repurchased. We may redeem some or all of the Convertible Notes at any time on or after 90 days following July 26, 2000 and before August 7, 2003 at a redemption price of $1,000 per $1,000 principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, if the closing price of our stock exceeds 150% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice. We will also make an additional payment of $193.55 per $1,000 principal amount of Notes, less the amount of any interest actually paid on the Convertible Notes before the date of redemption. We may redeem the Notes at any time on or after August 7, 2003 at specified prices plus accrued and unpaid interest. Interest is payable semiannually. Debt issuance costs related to the Convertible Notes are estimated at $15.5 million.

       Cash provided by operating activities in the first six months of 2000 was $4.9 million. This compares to cash used in operating activities of $7.1 million in the first six months of 1999. Cash provided by operating activities for the six months ended June 30, 2000, includes $17.4 million relating to the increase in other accounts receivable. Cash provided by investing activities was $13.2 million in the first six months of 2000 compared to cash used in investing activities of $65.7 million in the first six months of 1999. Investment activities consisted primarily of the purchase and sale of short-term investments in 2000 and 1999. In 2000 investment activities also consisted of the purchase of property and equipment, the purchase of other assets and partially offset by cash received in the acquisition of other companies. Cash provided by financing activities was $8.5 million for the six months ended June 30, 2000 compared to $86.4 million for the six months ended June 30, 1999. Financing activities consisted primarily of proceeds from the exercise of options and the issuance of common stock in 2000 and from the sale and issuance of common stock in a public offering in 1999.

       As of June 30, 2000, we had approximately $225.9 million of unconditional purchase obligations. We anticipate that we will pay approximately $152.0 million of these obligations by September 30, 2000. We intend to make these payments out of available working capital.

       We believe that our current cash balances combined with the proceeds from the Convertible Notes will be sufficient to satisfy our cash requirements for at least the next 12 months.

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

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. SAB 101B delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999 (the fourth quarter of 2000 for us). For companies adopting SAB 101 subsequent to the first quarter, financial information for prior quarters would be restated with a cumulative effect adjustment reflected in the first quarter in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." In subsequent periods, registrants should disclose the amount of revenue, if material, recognized in those periods that were included in the cumulative effect adjustment. We currently cannot determine the effect, if any, that SAB 101 will have on our financial statements.

  RISKS RELATED TO OUR BUSINESS

  We Have a Limited Operating History and a History of Losses.

       We have a limited operating history, and it is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we only have been shipping products in volume since the first quarter of 1998. As of June 30, 2000, we had an accumulated deficit of $211.2 million. We believe that we will continue to experience net losses for the foreseeable future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. We expect to continue to increase expenses for the foreseeable future to support increased sales and marketing and technical support costs. Any significant delay in our anticipated revenues or commercialization of new products would harm our business. The revenue and profit potential of our business and our industry are unproven. We had negative gross margins from our inception until the fourth quarter of 1998, and any future revenue growth may not result in positive gross margins or operating profits in future periods.

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

  delays in our introduction of new products;

  delays in our receipt of orders forecasted by our customers;

  delays by our customers in the completion of upgrades to their cable infrastructure;

  variations in capital spending budgets of broadband access service providers;

  adoption of industry standards and the inclusion in or compatibility of our technology with any such standards; and

  delays in obtaining regulatory approval for commercial deployment of cable modem systems.

       Our expenses generally will vary from quarter to quarter depending on the level of actual and anticipated business activities. Research and development expenses will vary as we begin development of new products and as our development programs move to wafer fabrication and prototype development, which results in higher engineering expenses.

       A variety of factors affect our gross margin, including the following:

  the sales mix of our products;

  the volume of products manufactured;

  the type of distribution channel through which we sell our products;

  the average selling prices or "ASPs" of our products; and

  the effectiveness of our cost reduction measures.

       We anticipate that unit ASPs of our products will decline in the future. This could cause a decrease in the gross margins for these products. In addition, the maturity of TeraComm system deployments affects our gross margin. New deployments of the TeraComm system involve the sale of headend equipment (which has higher margins) and generally involve smaller quantities of product. New deployments typically are sold at higher margins than the larger volume sales of product associated with more mature deployments of the TeraComm system. The sales mix of TeraLink 1000 Master Controllers, TeraLink Gateways and TeraPro cable modems also affects our gross margin. The TeraPro cable modems have significantly lower margins than the TeraLink 1000 Master Controller and TeraLink Gateway headend products. We expect to achieve significantly lower margins on the TeraPro cable modems for the foreseeable future. Further, we expect that sales of TeraPro cable modems will continue to constitute a significant portion of our revenues for the foreseeable future.

       We also anticipate that our operating results will be impacted by sales, gross profit and operating expenses of acquired companies. The impact of these factors on our operating results will vary as we acquire additional companies.

  We Are Dependent on a Small Number of Customers.

       Two related party customers accounted for approximately 39% of our revenues for the quarter ended June 30, 2000 and two customers (one of which is a related party) accounted for approximately 46% of our revenues for the quarter ended June 30, 1999. We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future. In addition, we believe that sales to these customers will be focused on a limited number of projects.

        The cable industry is undergoing significant consolidation in North America and internationally, and a limited number of cable operators controls an increasing number of cable systems. Currently, ten cable operators in the United States own and operate facilities passing approximately 86% of total homes passed. In addition, the North American DSL market is concentrated with the major ILECs, constituting a significant percentage of the market. As a result, our sales will be largely dependent upon product acceptance by the leading broadband service providers. Currently, the timing and size of each customer's order is critical to our operating results. Our major customers are likely to have significant negotiating leverage and may attempt to change the terms, including pricing, upon which we do business with them. These customers also may require longer payment terms than we anticipate, which could require us to raise additional capital to meet our working capital requirements.

  Acquisitions Could Result In Dilution, Operating Difficulties and Other

  Harmful Consequences.

       We have acquired seven businesses since September 1999: Imedia Corporation in September 1999; Radwiz in November 1999; Telegate in January 2000; ANE in April 2000; ComBox in April 2000; some assets of Internet Telecom in April 2000; and Ultracom in April 2000. In addition, in August 2000 we announced our intention to acquire Mainsail Networks. If appropriate opportunities present themselves, we intend to acquire additional businesses, technologies, services or products that we believe are strategic. The process of integrating any acquired business into our business and operations is risky and may create unforeseen operating difficulties and expenditures. The areas in which we may face difficulties include:

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

       We have very limited experience in managing this integration process. Moreover, the anticipated benefits of any or all of these completed or pending acquisitions may not be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of additional debt, contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could harm our business. Future acquisitions also could require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Even if available, this financing may be dilutive.

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

       In November 1998, CableLabs selected us to co-author DOCSIS 1.2 (Data Over Cable Service Interface Specifications), an enhanced version of the DOCSIS cable modem specification based in part on our S-CDMA technology. In September 1999, CableLabs indicated that it intended to proceed with the advanced physical layer ("PHY") work on two parallel tracks: one for the development of a prototype based on our S-CDMA technology and one for the inclusion of Advanced TDMA technology (Time Division Multiple Access), as proposed by other companies. In February 2000, CableLabs further clarified the status of the advanced PHY project regarding a separate release that will include TDMA technologies. In addition, CableLabs reiterated that it is continuing to work with us on the development of a DOCSIS specification that could include our S-CDMA technology. To that end, CableLabs has requested that we submit a prototype of a DOCSIS system that incorporates an S-CDMA advanced PHY capability for testing. CableLabs has stated that if the testing of this prototype reveals that the S-CDMA advanced PHY works as claimed (including proper backwards compatibility and coexistence with the other aspects of DOCSIS), and if the costs for adding S-CDMA to DOCSIS products are in line with estimates, then it is likely, but not certain, that S-CDMA advanced PHY capabilities will be included in a future version of the DOCSIS specification. The prototype we submit to CableLabs may fail to demonstrate the level of performance that CableLabs seeks; even if it does meet performance expectations there can be no guarantee that CableLabs will incorporate the technology into a future version of DOCSIS specifications. In addition, if CableLabs does proceed to include S CDMA in a future DOCSIS specification, there can be no guarantee that the DOCSIS S-CDMA specification will be the same as the specification we incorporated in the prototype submitted for tests, which may require us to further develop our prototype.

        Our future revenues and operating results are likely to suffer if S-CDMA is not included in a future release of DOCSIS. We also may incur substantial additional research and development expenditures to adapt our specifications to the version adopted by CableLabs. CableLabs has not established a schedule for adding the S-CDMA capabilities to the DOCSIS specifications. Delays in the establishment of a final specification for S-CDMA in DOCSIS could harm our plans to sell DOCSIS compatible modems and headend equipment. In particular, if the final DOCSIS S-CDMA specification is not approved prior to the time when we are ready to ship DOCSIS products with S-CDMA features included, then we may be required to delay the introduction of those products until the DOCSIS S-CDMA specification is released or to introduce the S-CDMA features as proprietary enhancements to a standard DOCSIS product. Either one of these events could harm revenues and operating results.

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

  We Need to Develop New Products in Order to Remain Competitive.

       Our future success will depend in part on our ability to develop, introduce and market new products in a timely manner. We also must respond to competitive pressures, evolving industry standards and technological advances. Our current S-CDMA products are not DOCSIS-compliant. We are currently developing a prototype of a DOCSIS system that incorporates an S- CDMA advanced PHY capability for testing and eventual inclusion in the DOCSIS standard. There is no guarantee that we will be successful in developing the prototype or that the prototype, if successfully developed, will be introduced in a timely manner or will be included in a future release of the DOCSIS standard. We anticipate that during 2000, existing or potential customers may delay purchases of our TeraComm system in order to purchase systems that comply with the DOCSIS standard. In addition, potential new customers could decide to purchase DOCSIS-compliant products from one or more of our competitors rather than from us. As a result, our product sales in the second half of 2000 may be lower than we anticipate. In order to promote sales of our currents products we may be required to reduce our prices for sales to existing customers. This would harm our operating results and gross margin.

       As a result of the inclusion of TDMA technology in the new DOCSIS version announced by CableLabs in February 2000, we will have to incorporate advanced TDMA technology into our DOCSIS-compliant products. If we are unable to do this effectively, or in a timely manner, we will lose some or all of the time-to- market advantage we might otherwise have had.

       Our future success will also depend on our ability to develop and market products for broadband applications over DSL and wireless networks. The markets for these broadband applications are also subject to evolving standards, such as NEBS compliance in the North American DSL market, and technological advances in these arenas. There is no guarantee that we will be successful in developing products that are compliant with these standards or that we will be successful in keeping pace with future technological advances in this arena.

  Average Selling Prices of Broadband Access Equipment Typically Decrease.

       The broadband access systems market has been characterized by erosion of average selling prices. We expect this to continue. This erosion is due to a number of factors, including competition, rapid technological change and price performance enhancements. The ASPs for our products may be lower than expected as a result of competitive pricing pressures, our promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments. We anticipate that ASPs and gross margins for our products will decrease over product life cycles. In addition, we believe that the widespread adoption of industry standards is likely to further erode ASPs, particularly for cable modems and other similar consumer premise equipment. It is likely that the widespread adoption of industry standards will result in increased retail distribution of cable modems and other similar consumer premise equipment, which could put further price pressure on our products. Decreasing ASPs could result in decreased revenue even if the number of units sold increases. As a result, we may experience substantial period-to- period fluctuations in future operating results due to ASP erosion. Therefore, we must continue to develop and introduce on a timely basis next-generation products with enhanced functionalities that can be sold at higher gross margins. Our failure to do this could cause our revenues and gross margin to decline.

  We Must Achieve Cost Reductions.

        Certain of our competitors currently offer products at prices lower than ours. Market acceptance of our products will depend in part on reductions in the unit cost of our products. We expect that as headend equipment becomes more widely deployed, the price of cable modems and other similar consumer premise equipment will decline. In particular, we believe that the widespread adoption of industry standards such as DOCSIS will cause increased price competition for consumer premise equipment. However, we may be unable to reduce the cost of our products sufficiently to enable us to compete with other suppliers. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or lead to gross margin improvement.

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

  Shortages in Supplies of Components May Impair Our Ability to Meet

  Customer Demands.

       Due to increasing demand for electronic and communications equipment, the worldwide market for component parts is currently constrained. Delays in key component or product deliveries may occur due to shortages resulting from a limited number of suppliers, financial or other difficulties of such suppliers or limitations in component product availability. Due to these current market conditions, we face the risk of possible shortages of certain key components that could result in product performance shortfalls and reduced control over or delay in delivery schedules, manufacturing capability, quality and costs, all of which could impair our ability to produce enough products to meet our customer demand. In addition, in order to fulfill demand for our products, we may have to purchase these components on the spot market at a price that may be higher than we have experienced in the past.

       Although we work closely with our suppliers to avoid these types of shortages, there can be no assurance that we will not encounter these problems in the future. While our suppliers have performed effectively and been relatively flexible to date, we believe that we will be faced with the following challenges going forward:

  New markets in which we participate may grow quickly and consume component capacity; and

  As we continue to acquire companies and new technologies, we are dependent, at least initially, on unfamiliar supply chains or relatively small supply partners.

       Manufacturing capacity and component supply constraints could be significant issues for us. If we were unable to obtain adequate quantities of component materials on a timely basis, our business and our customer relationships would be adversely affected. If we are unable to satisfy our customers' demand, our customers could decide to purchase products from our competitors. Inability to meet demand, or a decision by one or more of our customers to purchase from our competitors, could harm our operating results.

  We Face Many Other Risks.

       Also inherent in our business are additional risks, which include but are not limited to the following:

  rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements;

  acceptance of broadband access services by service providers and end users of broadband access services;

  our ability to develop additional distribution channels;

  our ability to convince providers of broadband access services to accept our technologies, purchase our products and effectively market our product to end users;

  the magnitude and timing of capital spending by cable operators for implementation of access systems for data transmission over cable networks;

  our ability to accurately forecast demand for our products;

  our dependence on key suppliers;

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

  communications industry and other regulatory approvals; and,

  our vulnerability to earthquakes and other natural disasters.

  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 1999 have not changed significantly.

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

        In April 2000, a lawsuit was filed against us and certain of our officers and directors (collectively the defendants), entitled Birnbaum v. Terayon Communication Systems, Inc. The lawsuit originally was filed in the United States District Court for the Central District of California, and subsequently the venue for the lawsuit has been moved to the Northern District of California. The plaintiff purports to be suing on behalf of a class of stockholders who purchased or obligated themselves to purchase our securities during the period from February 2, 2000 to April 11, 2000. The complaint alleges that we and the other the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. Several other lawsuits similar to the Birnbaum suit have since been filed. The lawsuits seek an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       (a) Modification of the Rights of the Holders of Registered Securities. In February 2000, the Company's board of directors approved a two-for-one split of the Company's outstanding shares of common stock to be effected in the form of a stock dividend, subject to stockholder approval of an increase in the Company's authorized shares of common stock. In April 2000, the Company's stockholders approved an increase in the Company's authorized common shares to 200,000,000. The Company's Board of Directors subsequently established the record date for the stock split as April 25, 2000 and the stock dividend was distributed on May 5, 2000. The issuance of additional shares of common stock could have a potentially dilutive effect on the existing holders of our common stock.

       (c) The Securities issued in connection with the acquisition of Ultracom, Combox and Internet Telecom were issued pursuant to Regulation S under the Securities Act. The Securities issued in connection with the acquisition of ANE were issued pursuant to Rule 506 of Regulation D under the Securities Act.

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

       The aggregate proceeds from the offering were $39.0 million. We paid expenses of approximately $3.9 million, of which approximately $2.7 million represented underwriting discounts and commissions and approximately $1.2 million represented expenses related to the offering. Net proceeds from the offering were $35.1 million. Of the net proceeds, as of June 30, 2000, approximately $15.1 million had been used to fund operating activities, $1.5 million had been used for payments on long-term debt and capital lease obligations, $11.3 million had been used to purchase property and equipment, $2.9 million had been used to purchase other assets, $1.8 million had been used to fund a pre-acquisition loan to Imedia and $2.5 million was used in the acquisition of Telegate. The use of proceeds described in our Registration Statement. At June 30, 2000, all of the net proceeds from the offering had been used.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       We held a special meeting of our stockholders on April 11, 2000. At the meeting, our stockholders approved an amendment to our Amended and Restated Articles of Incorporation to increase the authorized number of common shares to 200,000,000. Our stockholders voted as follows with respect to this matter.

Proposal                              Number of Shares Voted
                                      For        Against    Abstain   Broker
                                                                      Nonvotes
Amendment to the Amended and Restated
Articles of Incorporation.............18,660,586  2,380,764    24,834    --

        Our annual meeting of stockholders occurred on June 13, 2000. At the meeting, our stockholders approved the reelection of two directors, approved an amendment to our 1997 Incentive Plan, as Amended and ratified the selection of Ernst & Young LLP as our independent auditors for the 2000 fiscal year.

        Our stockholders voted as follows with respect to each of the above matters:

Proposal                                       Number of Shares Voted
                                         For        Against  Abstain  Broker
                                                                     Nonvotes
Shlomo Rakib, nominee for director      42,570,841  362,103    --       --

Michael D'Avella, nominee for director 42,565,818  367,126    --       --

Amendment to 1997 Equity Incentive Plan,
as Amended.                           20,309,879 4,495,950  276,459    --

Selection of Ernst & Young LLP        42,855,610   52,165   25,169    --

       The following directors terms continued after the meeting: Dr. Zaki Rakib, Christopher J. Schaepe, Lewis Solomon, Mark A. Stevens, and Alek Krstajic.

  ITEM 5. OTHER INFORMATION

  None

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

Exhibit Number	Description of Document
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation
27.1	Financial Data Schedule*

  (b) Reports of Form 8-K

        On May 3, 2000, Terayon filed a Report on Form 8-K dated April 18, 2000 reporting Terayon's acquisition of Combox Ltd. ("Combox"), certain assets and liabilities of the Access Network Electronics Division ("ANE") of Tyco Electronics Corporation, certain assets of Internet Telecom through Terayon's subsidiary Telegate Ltd., and Ultracom Ltd. The current report was amended on June 29, 2000 to include the financial statements of Combox, ANE and Telegate and the pro forma financial information reflecting the purchase combination of Terayon and Combox and ANE.

       On June 2, 2000, Terayon filed a Report on Form 8-K dated May 5, 2000 reporting the two-for-one split of Terayon outstanding shares of common stock.

       On June 6, 2000, Terayon filed a Report on Form 8-K dated April 18, 2000, reporting a press release issued by Terayon announcing the posting of correspondence between Terayon and Cablelabs on the Company's website and including a letter dated February 2, 2000 from CableLabs to Terayon and a letter dated March 2, 2000 from CableLabs to Terayon.

  Terayon Communication Systems, Inc.

  SIGNATURES

  Pursuant to the requirements of the Section 13 or 15(d) of the Securities and and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Santa Clara, State of California, on the 14th day of August 2000.

Terayon Communication Systems, Inc.

(Registrant)
  Dated: August 14, 2000

By:	/s/ RAY M. FRITZ

Ray M. Fritz
Chief Financial Officer
(Principal Accounting and Financial Officer)