Form 10-Q
period 2000-09-30
TERAYON COMMUNICATION SYSTEMS
filed 2000-11-14
CIK 1052303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 65,889,847 at November 8, 2000.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This report on Form 10-Q contains forward-looking statements of Terayon Communication Systems, Inc. within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to, statements related to:

  industry trends and future growth in the markets for our products;

  our strategies for reducing the cost of our products;

  our product development efforts;

  the effect of GAAP accounting pronouncements on the our recognition of revenues;

  our future research and development;

  the timing of our introduction of new products, and the market acceptance of such products;

  the timing and extent of deployment of our products by its customers; and,

  our ability to integrate acquisitions and the benefits we expect to realize from such acquisitions; and

  future profitability.

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

  Terayon Communication Systems, Inc.
  QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2000
  TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Interim Condensed Consolidated Financial Statements (unaudited):

Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999	**

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000 and 1999	**

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999	**

Notes to Condensed Consolidated Financial Statements	**

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	**

Item 3. Quantitative and Qualitative Disclosures About Market Risk	**

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	**

Item 2. Changes in Securities and Use of Proceeds	**

Item 3. Defaults Upon Senior Securities	**

Item 4. Submission of Matters to a Vote of Security Holders	**

Item 5. Other Information	**

Item 6. Exhibits and Reports on Form 8-K	**

Signature	**

  PART I -- FINANCIAL INFORMATION

  Item 1. Financial Statements

  TERAYON COMMUNICATION SYSTEMS, INC.
  CONDENSED CONSOLIDATED BALANCE SHEETS
  (in thousands, except share data)

                                                       September 30,  December 31,
                                                        2000          1999
                                                     ------------  ------------
                                                            (unaudited)
                               ASSETS
Current assets:
  Cash and cash equivalents........................     $229,705       $32,398
  Short-term investments...........................      357,695        80,594
  Accounts receivable, less allowance for doubtful
   accounts of $5,323 in 2000 and $1,461 in 1999...       56,425        14,015
  Accounts receivable from related party...........       25,937         7,281
  Other current receivables........................       25,746         1,332
  Inventory........................................       41,851         4,991
  Other current assets.............................        6,461         2,829
                                                     ------------  ------------
Total current assets...............................      743,820       143,440
Property and equipment, net........................       27,603         6,157
Developed technologies, net........................      144,608        55,012
Goodwill, net......................................      433,439        84,419
Intangibles and other assets.......................       77,647        12,208
                                                     ------------  ------------
Total assets.......................................   $1,427,117      $301,236
                                                     ============  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt................        1,298            12
  Short-term debt..................................        2,096           --
  Accounts payable.................................       82,945        13,217
  Accrued payroll and related expenses.............       20,246         5,938
  Deferred revenues................................        5,632         4,541
  Warranty reserves................................        5,727         2,685
  Other accrued liabilities........................       13,259         4,668
  Current portion of capital lease obligations.....            2             5
                                                     ------------  ------------
    Total current liabilities......................      131,205        31,066
Long-term debt.....................................            7            31
Long-term portion of capital lease obligations.....            4             6
Other long-term obligations........................        2,735           480
Subordinated convertible notes.....................      500,000           --
Deferred tax liability.............................       22,407        10,998

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value....................           66            24
  Additional paid-in capital.......................    1,031,862       408,854
  Accumulated deficit..............................     (237,624)     (148,381)
  Deferred compensation............................      (23,537)       (1,553)
  Stockholders' notes receivable...................           (6)           (6)
  Accumulated other comprehensive income...........           (2)         (283)
                                                     ------------  ------------
Total stockholders' equity.........................      770,759       258,655
                                                     ------------  ------------
Total liabilities and stockholders' equity.........   $1,427,117      $301,236
                                                     ============  ============

  See accompanying notes.

  TERAYON COMMUNICATION SYSTEMS, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands, except per share data)
  (unaudited)

                                        Three Months Ended  Nine Months Ended
                                            September 30,        September 30,
                                       -------------------  --------------------
                                         2000      1999         2000       1999
                                       --------- ---------  --------- ----------
Revenues:
  Product revenues....................  $82,827   $17,625   $172,171    $42,073
  Related party product revenues......   42,474     5,764    104,486     16,271
                                       --------- ---------  --------- ----------
         Total revenues...............  125,301    23,389    276,657     58,344
                                       --------- ---------  --------- ----------
Cost of goods sold:
  Cost of product revenues............   67,130    13,674    144,318     35,692
  Cost of related party product
   revenues...........................   24,001     3,272     57,261     10,483
                                       --------- ---------  --------- ----------
         Total cost of goods sold.....   91,131    16,946    201,579     46,175
                                       --------- ---------  --------- ----------
Gross profit...........................  34,170     6,443     75,078     12,169
                                       --------- ---------  --------- ----------
Operating expenses:
  Research and development............   19,490     4,563     46,624     11,669
  Cost of product development
    assistance agreement..............       --    11,178      9,563     23,971
  Sales and marketing.................   13,135     3,242     31,607      9,094
  General and administrative..........    8,025     1,977     17,971      4,689
  In-process research and development.    5,000    11,000     24,835     11,000
  Amortization of goodwill...........    17,594       443     39,244        443
                                       --------- ---------  --------- ----------
         Total operating expenses.....   63,244    32,403    169,844     60,866
                                       --------- ---------  --------- ----------
Loss from operations..................  (29,074)  (25,960)   (94,766)   (48,697)
Interest income.......................    7,644     1,390     10,975      3,646
Interest expense......................   (5,024)      (13)    (5,421)       (71)
                                       --------- ---------  --------- ----------
                                       ($26,454) ($24,583)  ($89,212)  ($45,122)
                                       ========= =========  ========= ==========
Historical basic and diluted net
 loss per share                          ($0.43)   ($0.59)    ($1.50)    ($1.13)
                                       ========= =========  ========= ==========

Shares used in computing historical
 basic and diluted net loss per share    62,105    41,752     59,347     39,830
                                       ========= =========  ========= ==========

  See accompanying notes.

  TERAYON COMMUNICATION SYSTEMS, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)
  (unaudited)

                                                      Nine Months Ended
                                                          September 30,
                                                    ----------------------
                                                       2000        1999
                                                    ----------  ----------
Cash provided by (used in) operating activities....   ($5,843)    ($4,943)
                                                    ----------  ----------

Investing Activities:
 Purchase of short-term investments................  (331,010)   (189,273)
 Proceeds from sales and maturities of
   short-term investments..........................    54,190     121,387
 Purchase of property and equipment................   (17,416)     (2,618)
 Purchase of developed technology..................        --        (750)
 Purchase of other assets..........................    (3,179)       (177)
 Cash received from acquisitions...................     8,969          --
 Cash paid for acquisitions........................    (4,539)         --
 Issuance of short-term note receivable.............   (1,126)     (1,800)
 Cash received from Imedia acquisition.............        --         202
                                                    ----------  ----------
 Net cash provided by (used in) investing activities (294,111)    (73,029)
                                                    ----------  ----------

Financing Activities:
 Principal payments on short-term debt.............    (1,078)         --
 Proceeds from short-term borrowings...............       772          --
 Principal payments on capital leases..............        (4)        (26)
 Principal payments on long-term debt..............      (791)         --
 Net proceeds from issuance of convertible
   subordinated debt................................  484,475          --
 Exercise of options and warrant to purchase
   common stock....................................    11,799      11,316
 Principal payments on common stockholder
   notes receivable ...............................        --          16
 Proceeds from issuance of common stock............     2,088      76,295
                                                    ----------  ----------
Net cash provided by financing activities..........   497,261      87,601
                                                    ----------  ----------
Net increase in cash and cash
  equivalents......................................   197,307       9,629
Cash and cash equivalents at beginning
  of period........................................    32,398      14,342
                                                    ----------  ----------
Cash and cash equivalents at end of period.........  $229,705     $23,971
                                                    ==========  ==========

  See accompanying notes.

  TERAYON COMMUNICATION SYSTEMS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  1. Summary of Significant Accounting Policies

  Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 have been included.

  The unaudited condensed consolidated financial statements include the accounts of Terayon Communication Systems, Inc. (the "Company") and its wholly owned and majority owned subsidiaries. The minority interests in net losses of its majority owned subsidiaries were insignificant for all periods presented. All intercompany balances and transactions have been eliminated.

  Results for the three and nine months ended September 30, 2000 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Form 10-K dated March 30, 2000, as filed with the U.S. Securities and Exchange Commission and as amended on April 28, 2000. The accompanying balance sheet at December 31, 1999 is derived from audited financial statements at that date.

  Reclassifications

  Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

  Cash Equivalents and Short-Term Investments

  The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date, as all such instruments are classified as available-for-sale and can be readily liquidated to meet current operational needs. At September 30, 2000, all of the Company's total cash equivalents and short-term investments were classified as available-for-sale and were obligations issued by U.S. government agencies and multinational corporations, maturing within two years.

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

  Inventory

  Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2000	1999
Finished goods	$14,292	$3,201
Work-in-process	1,664	583
Raw materials	25,895	1,207
Total	$41,851	$4,991

  Cost of Related Party Product Revenues

  Cost of goods sold for related party revenue consists of only direct material cost.

  Net Loss Per Share

  Historical basic and diluted net losses per share were computed using weighted average number of common shares outstanding. Options, warrants, restricted stock, and convertible debt securities in the amounts of 13,125,000 for the three months ended September 30, 2000 and 11,860,000 for the nine months ended September 30, 2000, were not included in the computation of diluted net loss per share applicable to common stockholders because the effect would be antidilutive.

  Comprehensive Net Loss

  The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income (comprehensive net loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consist of net unrealized gains on short-term investments as of September 30, 2000. For the three months ended September 30, 2000, the Company's comprehensive loss was approximately $26,539,000 or approximately $85,000 greater than its net loss. For the nine months ended September 30, 2000, the Company's comprehensive loss was approximately $88,931,000 or approximately $281,000 less than its net loss. The Company's comprehensive loss was the same as its net loss for the three and six months ended June 30, 1999.

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

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. SAB 101B delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999 (the fourth quarter of 2000 for the Company). For companies adopting SAB 101 subsequent to the first quarter, financial information for prior quarters would be restated with cumulative effect adjustment reflected in the first quarter in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." In subsequent periods, registrants should disclose the amount of revenue, if material, recognized in those periods that were included in the cumulative effect adjustment. The Company currently cannot determine the effect, if any, that SAB 101 will have on the Company's financial statements. Management believes that SAB 101, to the extent it is applicable to the Company, will not effect the underlying strength or weakness of the Company's business operations as measured by the dollar value of the Company's shipments and cash flows.

  2. Convertible Subordinated Notes

  In July 2000, we issued $500 million of 5% Convertible Subordinated Notes due in August 2007 (the "Convertible Notes") resulting in net proceeds to us of approximately $484.5 million. In addition, we have granted the initial purchasers, Deutsche Bank Securities Inc. and Lehman Brothers, Inc., an option, exercisable for thirty days, to purchase up to an additional $75.0 million aggregate principal amount of Convertible Notes, on the same terms and conditions as the original Convertible Notes. This option was not exercised by either purchaser. The Convertible Notes are our general unsecured obligation and are subordinated in right of payment to all of our existing and future senior indebtedness and to all of the liabilities of our subsidiaries. The Convertible Notes are convertible into shares of our common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. We may redeem some or all of the Convertible Notes at any time on or after October 24, 2000 and before August 7, 2003 at a redemption price of $1,000 per $1,000 principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, if the closing price of our stock exceeds 150% of the conversion price, or $126.01 for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice. We will also make an additional payment of $193.55 per $1,000 principal amount of Convertible Notes, less the amount of any interest actually paid on the Convertible Notes before the date of redemption. We may redeem the Notes at any time on or after August 7, 2003 at specified prices plus accrued and unpaid interest. Interest is payable semiannually. Debt issuance costs related to the Convertible Notes are estimated at $15.5 million.

  3. Stockholders' Equity

  Warrant

  In October 1999, a customer (the "Customer") of the Company entered into an agreement (the "Agreement") with Telegate Ltd. ("Telegate") whereby the Customer committed to an investment in Telegate in connection with the acquisition of all the outstanding shares of Telegate by the Company. The Customer committed to provide this investment in the event that the acquisition of Telegate by the Company had not occurred. In consideration of the Customer entering into this Agreement, the Company agreed to issue a warrant to purchase 2,000,000 shares of the Company's common stock to be issued on the date of the Telegate closing. In January 2000, the Company issued the Customer a warrant to purchase 2,000,000 shares of the Company's common stock at a price of $30.75 per share; the closing price of the Company's common stock on the date the warrant was issued. The warrant is fully vested, non-forfeitable, and immediately exercisable and has a term of three years. The fair value of the warrant, determined as approximately $34,600,000 using the Black Scholes model, was included in the Telegate purchase price and was associated with the value of the customer relationship. The value of the warrant will result in a non-cash charge to cost of goods sold over the three- year term of the warrant. For the three months and nine months ended September 30, 2000, the Company incurred approximately $2,882,000 and $8,645,000, respectively, in amortization expense related to the Agreement.

  Common Stock

  In February 2000, the Company's board of directors approved a two-for-one split of the Company's outstanding shares of common stock to be effected in the form of a stock dividend, subject to stockholder approval of an increase in the Company's authorized shares of common stock. In April 2000, the Company's stockholders approved an increase in the Company's authorized shares to 200,000,000. The Company's Board of Directors subsequently established the record date for the stock split as April 25, 2000 and the stock dividend was distributed on May 5, 2000. The changes in the capital structure resulting from the split have been given retroactive effect in the Company's consolidated financial statements as of September 30, 2000.

  4. Product Development Assistance Agreement

  On March 18, 1999, the Company entered into a one-year Product Development Assistance Agreement ("Development Agreement") with Rogers Communications Inc. ("Rogers Communications"). Under the terms of the Development Agreement, Rogers Communications was obligated to provide the Company assistance with the characterization and testing of the Company's subscriber-end and head-end voice-over-cable equipment. In addition, Rogers Communications was obligated to provide the Company with technology to assist the Company in connection with its efforts to develop high quality, field proven technology solutions that are DOCSIS-compliant and packet cable-compliant. In consideration of Rogers Communications entering into the Development Agreement, the Company issued Rogers Communications two fully vested and non-forfeitable warrants, each to purchase 2,000,000 shares of common stock. One warrant provided for an exercise price of $0.50 per share and one warrant provided for an exercise price of $18.50 per share. The fair value of the two warrants, at the time of issuance, was estimated to be approximately $44,700,000 and has resulted in a non-cash charge included in operations over the one-year term of the Development Agreement. For the nine months ended September 30, 2000, the Company incurred approximately $9,600,000 of product development expense related to the Development Agreement. No charges were incurred related to the Development Agreement for the three months ended September 30, 2000. In March 2000, Rogers Communications exercised the warrants on a cashless basis, resulting in the issuance of 3,687,618 shares of the Company's common stock and no proceeds to the Company.

  On March 18, 1999, the Company also entered into a Supply Agreement with Rogers Cable Inc. ("Rogers Cable"), formerly Rogers Cablesytems Limited, a subsidiary of Rogers Communications. The Supply Agreement and the Development Agreement did not constitute a commitment to purchase or deploy any particular volume or quantity of the Company's product. Such commitment was only made when a valid purchase order was issued to the Company. Under the Supply Agreement, the Company agreed to make available to Rogers Cable its current TeraLink Gateway, TeraLink 1000 Master Controller, TeraPro Cable Modems and specified software. The Company also committed to certain product pricing and specifications. Under the terms of the Supply Agreement, Rogers Cable retained the right to return to the Company all products purchased until certain conditions specified in the agreement were met by the Company. Accordingly, the Company did not recognize revenue on shipments to Rogers Cable until the conditions specified in the Agreement were met or Rogers Cable had waived the right to return the product. The Company deferred recognition of revenue for shipments to Rogers Cable until the quarter ended September 30, 1999 when the first waiver was received from Rogers Cable. The Company subsequently recognized revenue only to the extent that Rogers Cable had waived the rights of return for such product. As of March 31, 2000, Rogers Cable had waived all rights of return under the Supply Agreement; accordingly, the only rights of return that remain available to Rogers Cable are those provided under the Company's standard warranty policy. The Supply Agreement expired on April 1, 2000.

  5. Contingencies

  In April 2000, a lawsuit was filed against the Company and certain of its officers and directors (collectively the defendants), entitled Birnbaum v. Terayon Communication Systems, Inc. The lawsuit originally was filed in the United States District Court for the Central District of California, and subsequently the venue for the lawsuit has been moved to the Northern District of California. The plaintiff purports to be suing on behalf of a class of stockholders who purchased or obligated themselves to purchase the Company's securities during the period from February 2, 2000 to April 11, 2000. The complaint alleges that the Company and the other defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding the Company's technology. Several other lawsuits similar to the Birnbaum suit have since been filed. The lawsuits seek an unspecified amount of damages, in addition to other forms of relief. On August 24, 2000, the lawsuits against the Company and other named individual defendants were consolidated in the U.S. District Court of the Northern District of California and lead plaintiffs and lead plaintiffs' counsel were appointed pursuant to the Private Securities Litigation Reform Act. On September 21, 2000, the plaintiffs filed a consolidated class action complaint for violation of federal securities laws. The consolidated complaint contains allegations nearly identical to the Birnbaum suit. On October 30,2000, the Company filed a motion to dismiss the consolidated complaint. The Company considers the lawsuits to be without merit and intends to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no guarantees about the eventual outcome.

  In the normal course of business, the Company from time to time receives inquiries with regard to various legal proceedings. In the opinion of management, any liability resulting from these inquiries has been accrued and will not have a material adverse effect on the Company's financial position or results of operations.

  6. Segments of an Enterprise and Related Information

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

  Information on reportable segments for the three and nine months ended September 30, 2000 is as follows. For the three and nine months ended September 30, 1999, the Company operated in one segment, the sale of cable broadband access systems.
	As of and for the	As of and for the
	Three Months	Nine Months
	Ended	Ended
	September 30, 2000	September 30, 2000
	(in thousands)
Cable Broadband Access Segment
Revenues	$108,148	$248,321
Operating income	8,304	16,299
Total assets	808,003	808,003
DSL Broadband Access Segment
Revenues	$17,153	$28,336
Operating income	(1,525)	(5,353)
Total assets	21,685	21,685

Total revenues	$125,301	$276,657

Operating income by reportable segments	$6,779	$10,946
All other operating income	(916)	(1,456)
Unallocated amounts:
Acquisition related charges	(34,938)	(94,693)
Cost of product development assistance agreement..	--	(9,563)
Interest and other income, net	2,621	5,554
Net loss	($26,454)	($89,212)

Total assets by reportable segment	$808,764	$808,764
All other assets	$1,101	$1,101
Intersegment assets	($4,643)	($4,643)
Unallocated amounts:
Acquisition related intangibles, net	621,895	621,895
Total assets	$1,427,117	$1,427,117

  Three of the Company's customers accounted for 10% or more of revenues (18%, 16% and 16%) for the three months ended September 30, 2000. Three of the Company's customers accounted for 10% or more of revenues (18%, 20% and 11%) for the nine months ended September 30, 2000. Four of the Company's customers accounted for 10% or more of revenues (25%, 21%, 16% and 13%) for the three months ended September 30, 1999. Three of the Company's customers accounted for 10% or more of revenues (28%, 15% and 11%) for the nine months ended September 30, 1999. No other customer accounted for 10% or more of revenues during these periods.

  7. Business Combinations

  Telegate Ltd.

  In October 1999, the Company entered into a Share Purchase Agreement ("Telegate Agreement") to acquire Telegate Ltd, an Israeli company. Telegate produces telephony and data access platforms that are deployed by service providers to deliver efficient carrier-class voice services over cable. Telegate also provides in-home networking capability for telephony and data, based on the Digital Enhanced Cordless Telephony (DECT) standard. The transaction was completed on January 2, 2000.

  In accordance with the Telegate Agreement, the former shareholders and vested option holders of Telegate received a total of 4,400,000 shares of the Company's common stock and a cash payment of approximately $3,400,000. The Company issued 4,400,000 shares of common stock and paid approximately $2,500,000 in cash on January 2, 2000. The Company made the remaining cash payment of approximately $858,000 during the third quarter of 2000. In addition, the Company issued a warrant to purchase 2,000,000 shares of the Company's common stock, valued at approximately $34.6 million under the terms of an agreement between Telegate and a customer of the Company. (See Note 2) The value of the warrant was included in the purchase price and was associated with the value of the customer relationship.

  The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The approximate purchase price was determined to be $138,000,000. The consolidation of the assets and liabilities significantly affected the Company's balance sheet at September 30, 2000, as depicted in the following tables (in thousands):

  (in thousands):
Purchase Price	$137,965
Estimated transaction and other direct acquisition costs	1,929
$139,894

  The total purchase price was allocated as follows:
Historical net tangible assets of Telegate at January 2, 2000	($5,682)
Convertible Loans	12,482
6,800
Intangible assets acquired:
Customer Relationship	34,580
Developed technology	21,100
Assembled workforce	4,200
In-process research and development	6,750
Goodwill	72,452
Deferred tax liability	(5,988)
Total	$139,894

  Tangible assets of Telegate include principally cash, accounts receivable, inventory and property and equipment. Liabilities of Telegate assumed consist principally of accounts payable and accrued liabilities.

  With respect to the customer to which the warrant was issued, the value of the customer relationship was determined as the value of the warrant using the Black Scholes model. The warrant is fully vested, non-forfeitable, and immediately exercisable and has a term of three years. The value of the customer relationship is being amortized to cost of goods sold on a straight-line basis over a three-year period.

  To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation of approximately $21,100,000 for developed technology, which had reached technological feasibility and therefore was capitalized. The developed technology is being amortized on a straight-line basis over a six-year period to cost of goods sold.

  The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. The analysis yielded a valuation of approximately $4,200,000 for the assembled workforce. The asset is being amortized on a straight-line basis over a two-year period.

  The projects identified as in process are those that were underway at Telegate at the time of the acquisition and will, after January 2, 2000, require additional effort in order to establish technological feasibility. Because of the risks involved in developing technology, even though the Company expects successful completion it cannot assure it. The estimate of in-process research and development is $6,750,000 and was included in the Company's results of operations for the nine months ended September 30, 2000.

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

  Goodwill is being amortized on a straight-line basis over a six-year period.

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

  In accordance with the ANE Agreement, the Company issued 1,404,552 shares of common stock, valued at approximately $85,000,000 based on the maximum purchase price specified in the ANE Agreement. In addition, the Company has agreed to establish an employee retention program for purposes of retaining certain identified employees of ANE. The retention program provides for up to 3 annual payments to the identified employees in a total amount of approximately $4,200,000 provided the employees remain employed by the Company. The retention payments will be charged to expense over the employees' respective periods of service.

  The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.

  (in thousands):
Purchase Price	$85,000
Estimated transaction and other direct acquisition costs	500
$85,500

  The total purchase price was allocated as follows:
Historical net assets acquired of ANE at April 22, 2000	$14,251
Adjustment to state net assets at fair market value	(106)
14,145
Intangible assets acquired:
Developed technology	12,600
Assembled workforce	12,200
Customer base	2,400
Trademark	600
In-process research and development	735
Goodwill	42,820
Total	$85,500

  Tangible assets of ANE acquired include principally accounts receivable, inventory and property and equipment. Liabilities of ANE assumed consist principally of accounts payable and warranty obligations.

  To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation of approximately $12,600,000 for developed technology, which had reached technological feasibility and therefore was capitalized. The developed technology is being amortized on a straight-line basis over a five-year period to cost of goods sold.

  The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. The analysis yielded a valuation of approximately $12,200,000 for the assembled workforce. The asset is being amortized on a straight-line basis over a two-year period.

  To determine the value of the customer base the expected future cash flows attributed to existing customers was discounted. The analysis yielded a valuation of approximately $2,400,000. The asset is being amortized on a straight-line basis over a five-year period.

  The projects identified as in process are those that were underway at ANE at the time of the acquisition and will, after April 22, 2000, require additional effort in order to establish technological feasibility. Because of the risks involved in developing technology, even though the Company expects successful completion it cannot assure it. The estimate of in-process research and development is $735,000 and was included in the Company's results of operations for the nine months ended September 30, 2000.

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

  Goodwill is being amortized on a straight-line basis over a five-year period.

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

  In accordance with the Combox Agreement, the Company issued 1,547,770 shares of common stock and made a cash payment of approximately $250,000 on the closing date. In addition, the Company issued options to purchase common stock of the Company to the unvested option holders of Combox options. The purchase price was determined to be approximately $97,700,700. The estimated purchase price was determined as the value of Terayon's common stock issued at closing ($92,000,000) and the value of the options to purchase Terayon's shares issued to the unvested option holders ($5,500,000) based on the fair market value of Terayon's common stock on the days immediately preceding and following the date the acquisition was announced. In addition, the cash payment of approximately $250,000 is included in the purchase price. Proceeds to be received from the option holders and warrant holders upon exercise are not significant.

  The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.

  (in thousands):
Purchase Price	$97,684
Estimated transaction and other direct acquisition costs	540
$98,224

  The total purchase price was allocated as follows:
Historical net assets acquired of Combox at April 18, 2000	$2,308
Intangible assets acquired:
Developed technology	12,500
Assembled workforce	1,100
In-process research and development	8,000
Goodwill	79,212
Deferred tax liability	(4,896)
Total	$98,224

  Tangible assets of Combox acquired principally include cash and cash equivalents and accounts receivable. Liabilities of Combox assumed principally include short and long term debt, accounts payable and accrued liabilities.

  To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation of approximately $12,500,000 for developed technology, which had reached technological feasibility and therefore was capitalized. The developed technology is being amortized on a straight-line basis over a five-year period to cost of goods sold.

  The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. The analysis yielded a valuation of approximately $1,100,000 for the assembled workforce. The asset is being amortized on a straight-line basis over a two-year period.

  The projects identified as in process are those that were underway at Combox at the time of the acquisition and will, after April 18, 2000, require additional effort in order to establish technological feasibility. Because of the risks involved in developing technology, even though the Company expects successful completion it cannot assure it. The estimate of in-process research and development is $8,000,000 and was included in the Company's results of operations for the nine months ended September 30, 2000.

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

  Goodwill is being amortized on a straight-line basis over a five-year period.

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

  The Company issued 377,380 shares of common stock valued at approximately $44,500,000 based on the fair market value of the Company's common stock on the days immediately preceding and following the announcement of the acquisition and paid approximately $2,000,000 in cash. The Internet Telecom Agreement includes certain pricing conditions which may result in additional consideration of the Company's common stock or cash. The issuance of the additional shares and the cash payment will not impact the total estimated purchase price.

  The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.

  (in thousands):
Purchase Price	$46,524
Estimated transaction and other direct acquisition costs	1,898
$48,422

  The total purchase price was allocated as follows:
Intangible assets acquired:
Developed technology	$5,950
Assembled workforce	500
In-process research and development	2,550
Goodwill	39,422
Total	$48,422

  To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation of approximately $5,950,000 for developed technology, which had reached technological feasibility and therefore was capitalized. The developed technology is being amortized on a straight-line basis over a five-year period to cost of goods sold.

  The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. The analysis yielded a valuation of approximately $500,000 for the assembled workforce. The asset is being amortized on a straight-line basis over a two-year period.

  The projects identified as in process are those that were underway at Internet Telecom at the time of the acquisition and will, after April 18, 2000, require additional effort in order to establish technological feasibility. Because of the risks involved in developing technology, even though the Company expects successful completion it cannot assure it. The estimate of in-process research and development is $2,550,000 and was included in the Company's results of operations for the nine months ended September 30, 2000.

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

  Goodwill is being amortized on a straight-line basis over a five-year period.

  Ultracom Ltd.

  In March 2000, the Company entered into a Share Purchase Agreement to acquire Ultracom Communication Holdings (1995) Ltd. ("Ultracom"), an Israeli company. Ultracom is a supplier of broadband systems-on-silicon. The transaction was completed on April 19, 2000 (the "Ultracom Closing Date").

  In accordance with the Ultracom Agreement, the Company issued 536,766 shares of common stock, made a cash payment of approximately $245,000 and issued options to purchase common stock of the Company to the shareholders and unvested option holders of Ultracom options. The purchase price was determined to be approximately $52,400,000. The estimated purchase price was determined as the value of Terayon's common stock issued at the closing ($50,100,000) and the value of the options to purchase Terayon's shares issued to the unvested option holders ($2,000,000) based on the fair market value of Terayon's common stock on the days immediately preceding and following the date the acquisition was announced. In addition, the cash payment of approximately $245,000 is included in the purchase price.

  The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.

  (in thousands):
Purchase Price	$52,362
Estimated transaction and other direct acquisition costs	450
$52,812

  The total purchase price was allocated as follows:
Historical net assets acquired of Ultracom at April 19, 2000	$1,116
Intangible assets acquired:
Developed technology	1,050
Assembled workforce	1,100
In-process research and development	1,800
Goodwill	48,520
Deferred tax liability	(774)
Total	$52,812

  Tangible assets of Ultracom acquired principally include cash and cash equivalents, accounts receivable and property and equipment. Liabilities of Ultracom assumed principally include long-term debt, accounts payable and accrued liabilities.

  To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation of approximately $1,050,000 for developed technology that had reached technological feasibility and therefore was capitalized. The developed technology is being amortized on a straight-line basis over a five-year period to cost of goods sold.

  The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. The analysis yielded a valuation of approximately $1,100,000 for the assembled workforce. The asset is being amortized on a straight-line basis over a two-year period.

  The projects identified as in process are those that were underway at Ultracom at the time of the acquisition and will, after April 19, 2000, require additional effort in order to establish technological feasibility. Because of the risks involved in developing technology, even though the Company expects successful completion it cannot assure it. The estimate of in-process research and development was $1,800,000 and was included in the Company's results of operations for the nine months ended September 30, 2000.

  In-process technology acquired in the transaction consists primarily of additions to Ultracom's core technology, which is related to Ultracom's planned development of new features. A portion of the intended functionality of these new features is not supported by Ultracom's current technology. Intended new features include system on chip solutions for DOCSIS and DVB/DAVIC cable modems. Notwithstanding the Company's expectations that the technology will be successfully developed, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

  Goodwill is being amortized on a straight-line basis over a five-year period.

  Mainsail Networks

  In August 2000, the Company entered into an Agreement and Plan of Merger and Reorganization to acquire Mainsail Networks, Inc. ("Mainsail"). Mainsail develops and markets next-generation broadband networks that enable telecommunications carriers to deliver multiple services over a single network infrastructure. The transaction was completed on September 29, 2000 (the "Mainsail Closing Date").

  In accordance with the Mainsail Agreement, the Company issued 2,813,290 shares of common stock and options to purchase 323,445 shares of common stock to the Mainsail shareholders and option holders. The purchase price was estimated to be approximately $142,800,000. The estimated purchase price was determined based on the fair market value of Terayon's common stock on the days immediately preceding and following the date the acquisition was announced ($165,300,000) less the intrinsic value of the unvested options recorded as deferred compensation ($22,500,000). Deferred compensation is amortized over the option holders' vesting period.

  The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The consolidation of the assets and liabilities significantly affected the Company's balance sheet at September 30, 2000, as depicted in the following tables

  (in thousands):
Purchase Price	$142,833
Estimated transaction and other direct acquisition costs	4,389
$147,222

  The total purchase price was allocated as follows:
Historical net tangible assets of Mainsail
At September 29, 2000	($15)

Intangible assets acquired:
Developed technology	49,000
Assembled workforce	2,800
In-process research and development	5,000
Goodwill	90,437
Total	$147,222

  Tangible assets of Mainsail acquired principally include cash, inventory and property and equipment. Liabilities of Mainsail assumed principally include accounts payable, accrued liabilities and notes payable.

  To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology. The analysis resulted in a valuation of approximately $49,000,000 for developed technology that had reached technological feasibility and therefore was capitalized. The developed technology is being amortized on a straight-line basis over a five-year period to cost of goods sold.

  The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee. The analysis yielded a valuation of approximately $2,800,000 for the assembled workforce. The asset is being amortized on a straight-line basis over a two-year period.

  The projects identified as in process are those that were underway at Mainsail at the time of the acquisition and will, after September 29, 2000, require additional effort in order to establish technological feasibility. Because of the risks involved in developing technology, even though the Company expects successful completion it cannot assure it. The estimate of in-process research and development was $5,000,000 and was included in the Company's results of operations for the three and nine months ended September 30, 2000.

  In-process technology acquired in the transaction consists primarily of additions to Mainsail's core technology, which is related to Mainsail's planned development of new features. A portion of the intended functionality of these new features is not supported by Mainsail's current technology. The resultant technology is intended to provide a high capacity CPE (customer premise equipment) and low cost gateway. Notwithstanding the Company's expectations that the technology will be successfully developed, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

  Goodwill is being amortized on a straight-line basis over a five-year period.

  Digitrans

  On September 27, 2000, the Company acquired Digital Transmission Equipment ("Digitrans") pursuant to the terms of a Stock Purchase Agreement between the Company and the former owner of Digitrans. Digitrans develops, markets and sells digital equipment solutions that enable broadcasters, satellite operators and cable television system operators to optimize network services.

  In accordance with the Digitrans Agreement, the Company issued 394,329 shares of common stock. The purchase price was approximately $17,100,000 based on the fair market value of Terayon's common stock on the days immediately preceding and following the date the acquisition was announced. In addition, as a result of certain conditions stipulated in the Agreement with regards with the Company's common stock, the company will issue 363,349 additional shares of common stock to the former owner of Digitrans.

  The acquisition was accounted for under the purchase method of accounting. The purchase price was preliminarily allocated to goodwill at September 30, 2000, pending the completion of certain valuation analyses. The Company anticipates that a significant portion of the purchase price will be allocated to intangible assets, including goodwill, upon completion of the valuation analyses.

  Pro Forma Financial Results

  The following selected unaudited pro forma combined results of operations for the nine months ended September 30, 2000 of the Company, Telegate, Combox, Ultracom, ANE, Internet Telecom, Mainsail and Digitrans have been prepared assuming that the acquisitions occurred at the beginning of the period presented. The following selected unaudited pro forma combined results of operation for the nine months ended September 30, 1999 of the Company, Telegate, Combox, Ultracom, ANE, Internet Telecom, Mainsail, Digitrans, Radwiz and Imedia have been prepared assuming that the acquisitions occurred at the beginning of the period presented. The following selected unaudited pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):

	Nine Months Ended
	September 30,	September 30,
	2000	1999
Revenues	$299,728	$69,088
Net loss (1)	(125,957)	(154,100)
Net loss per share (1)	($1.96)	($2.82)
Shares used in calculation of net loss per share	64,286	54,634

  (1) Net loss and net loss per share excludes approximately $24,800,000 in in-process research and development charges for the nine months ended September 30, 2000 and $11,000,000 in in-process research and development for the nine months ended September 30, 1999.

  SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

  This report on Form 10-Q contains forward-looking statements of Terayon Communication Systems, Inc. within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to, statements related to:

    industry trends and future growth in the markets for our products;
    our strategies for reducing the cost of our products; our product development efforts;
    the effect of GAAP accounting pronouncements on the our recognition of revenues;
    our future research and development;
    the timing of our introduction of new products, and the market acceptance of such products;
    the timing and extent of deployment of our products by its customers;
    our ability to integrate acquisitions and the benefits we expect to realize from such acquisitions; and
    future profitability.

  We make forwarding looking statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Condensed Consolidated Financial Statements." Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we "believe," "expect" or "anticipate" will occur, and other similar statements), you must remember that our expectations may not be correct, even thought we believe they are reasonable. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from our expectations. We will not update these forward-looking statements, even though our situation may change in the future. The business risks discussed in Item 2 in Part 1 of this Report on Form 10-Q, among other things, should be considered in evaluating our prospects and future financial performance.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

  We develop, market and sell broadband access systems. Our objective is to be the leading provider of broadband access systems to providers of broadband services that use existing cable, copper wire (DSL) and wireless networks to offer services to residential and commercial end users. Since our inception in January 1993, we have focused on the development of our patented S-CDMA technology, as well as certain other core technologies, to enable broadband transmission of data over cable networks. We began the specification and design of our first ASIC in October 1994 and produced the first version of this ASIC in September 1996. At the same time, we developed an end-to-end broadband access system, the TeraComm system, around the ASIC. We commenced volume shipments of our TeraComm system in the first quarter of 1998. In furtherance of our strategy to provide a complete portfolio of broadband products, we have recently completed several acquisitions of complementary broadband technologies, including digital video management systems, DSL and wireless.

  We sell our products to cable operators and other providers of broadband access services through direct sales forces in North America, South America, Europe and Asia. We also distribute our products via distributors and system integrators. Our strategy is to supply the leading providers of broadband access services worldwide. Consistent with this strategy, our initial target market consisted of the ten largest cable companies in each major geographic area. In most markets, a small number of large cable operators often provide services to a majority of the subscribers in a specific region and thus influence the purchase decisions of smaller cable operators. In North America, three of the largest cable operators, Rogers Cable Inc. (formerly Rogers Cablesystems Limited), Shaw and TCA Cable TV (a subsidiary of Cox Communications, Inc.), are using our TeraComm system. In Japan, through our partner Sumitomo, we have established ourselves as a market leader. In Europe, our TeraComm system is being used by UPC, one of Europe's largest broadband communications companies. Companies currently using our DSL products include major ILEC's (Incumbent Local Exchange Carriers) in the United States, including SBC, Bell Atlantic, Bell South, U.S. West and GTE. As a result of the nature of the cable industry and our strategic focus, a small number of customers have accounted for the majority of our revenues to date, and we expect that the majority of our revenues will continue to be generated from a small number of customers for the foreseeable future. In the three months ended September 30, 2000, three customers (two of which are related parties) accounted for approximately 50% of our revenues. This compares to approximately 75% of our revenues from four customers (two of which are related parties) in the same period in 1999. In the nine months ended September 30, 2000, three customers (two of which are related parties) accounted for approximately 49% of our revenues compared to approximately 54% of our revenues from three customers (one of which is a related party) for the same period last year. We anticipate that the timing and maturity of these customers' deployments of the TeraComm system will result in variations in revenues generated from these customers.

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
    In November 1999, we acquired Radwiz, a provider of communication access systems based on high-speed IP routing integrated with telephony.
    In January 2000, we acquired Telegate, a developer and manufacturer of telephony and data access platforms that are deployed by service providers to deliver efficient carrier-class voice services over cable.
    In April 2000, we acquired Combox, a manufacturer of broadband data systems and satellite communications based on international standards, and certain assets of Internet Telecom, a supplier of PacketCable and other standards-based, voice-over IP systems and technologies, through our Israeli subsidiary, Telegate.
    In April 2000, we acquired Ultracom, a supplier of broadband systems on silicon.
    In April 2000, we acquired ANE, a producer of DSL systems that provide multiple phone lines over existing copper telephony of a single pair of copper wires.
    In September 2000, we acquired Mainsail Networks, Inc., a developer of broadband networks that enable telecommunication carriers to deliver multiple services over a single network infrastructure.
    In September 2000, we acquired Digital Transmission Equipment ("Digitrans"), a provider of digital equipment solutions that enable broadcasters, satellite operators and television system operators to optimize network services.

  The intensely competitive nature of the market for broadband access systems has resulted in significant price erosion over time. We have experienced and expect to continue to experience downward pressure on our unit ASP or average selling price. A key component of our strategy is to decrease the cost of manufacturing our products to improve our gross margins. To date, we have successfully introduced cost reductions that have allowed us to continue to improve gross margin performance despite ongoing ASP declines. We intend to continue to engage in and implement cost reduction efforts, including the further integration of ASIC components, other design changes and manufacturing efficiencies.

  We sustained a net loss of $26.5 million in the three months ended September 30, 2000 and $24.6 million in the same period in 1999. In the nine months ended September 30, 2000, we sustained a net loss of $89.2 million compared to a net loss of $45.1 million for the same period in 1999. We had an accumulated deficit of $237.6 million as of September 30, 2000. Our operating expenses are based in part on our expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. We expect to continue to increase our expenditures in technical development and sales and marketing as we engage in activities related to product enhancement, cost reduction and increasing market penetration. In addition, we anticipate that our expenses will increase as a result of the expenses associated with our recent acquisitions, including amortization. We also anticipate that future acquisitions will result in increased expense levels. Additionally, we expect to increase our capital expenditures and other operating expenses in order to support and expand our operations. We anticipate that we will spend approximately $30.0 million to $35.0 million on capital expenditures and approximately $95.0 million to $110.0 million on research and development during the 12 months ending September 30, 2001. Anticipated capital expenditures consist of purchases of additional test equipment to support higher levels of production and computer hardware, furniture and leasehold improvements for expansion of our facilities, expanded geographical implementation of an enterprise resource planning ("ERP") system and software and equipment for newly hired employees. As a result of these anticipated increased operating expenses, we expect to continue to incur losses for the foreseeable future.

  Acquisitions

  Telegate.

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

  Combox Ltd.

  In February 2000, we entered into a Share Purchase Agreement to acquire Combox Ltd ("Combox"), an Israeli company. Combox is a manufacturer of broadband data systems and satellite communications based on international standards. Combox's cable data access systems conform to the growing EuroModem international specification, based on the Digital Video Broadcasting (DVB) standard. We issued 1,547,770 shares of common stock valued at approximately $92.0 million based on the fair market value of our common stock on the days immediately preceding and following the date the acquisition was announced. In addition, we issued options to purchase our common stock to the vested and unvested option holders of Combox options valued at approximately $5.5 million. The transaction was completed on April 18, 2000. We accounted for the acquisition as a purchase transaction.

  Internet Telecom

  In March 2000, our subsidiary Telegate and we, entered into an Asset Purchase Agreement under which Telegate agreed to purchase certain assets of Internet Telecom Ltd. ("Internet Telecom"), an Israeli company. Internet Telecom is a supplier of PacketCable and other standards-based, voice-over-IP ("Internet Protocol") systems and technologies. We issued 377,380 shares of common stock valued at approximately $44.0 million based on the fair market value of our common stock on the days immediately preceding and following the announcement of the acquisition and paid the former shareholders of Internet Telecom approximately $2.0 million. The transaction was completed on April 18, 2000. We accounted for the transaction as a purchase transaction.

  Ultracom

  In March 2000, we entered into a Share Purchase Agreement to acquire Ultracom Communication Holdings (1995) Ltd. ("Ultracom"), an Israeli company. Ultracom is a supplier of broadband systems-on-silicon. We issued 536,766 shares of common stock valued at approximately $50.0 million based on the fair market value of the our common stock on the days immediately preceding and following the date the acquisition was announced. We assumed the unvested Ultracom options, the value of which was included in the purchase price and the intrinsic value of the unvested options, approximately $2.0 million, was recorded as unearned compensation. The transaction was completed April 19, 2000. We accounted for the transaction as a purchase transaction.

  Mainsail

  In August 2000, we entered into an Agreement and Plan of Merger and Reorganization to acquire Mainsail Networks, Inc. Mainsail develops and markets next-generation broadband networks that enable telecommunications carriers to deliver multiple services over a single network infrastructure. The transaction was completed on September 29, 2000. We issued 2,813,290 shares of common stock and 323,445 options to purchase our common stock to the vested and unvested option holders of Mainsail options. The purchase price was estimated to be approximately $142,800,000 based on the fair market value of our common stock on the days immediately preceding and following the date the acquisition was announced. The unearned compensation for the intrinsic value of the unvested options is approximately $22,500,000. The transaction was completed on September 29, 2000. We accounted for the transaction as a purchase transaction.

  Digitrans

  On September 27, 2000, we acquired Digital Transmission Equipment ("Digitrans"). Digitrans develops, markets and sells digital equipment solutions that enable broadcasters, satellite operators and cable television system operators to optimize network services. We issued 394,329 shares of our common stock. The purchase price was estimated to be approximately $17,100,000 based on the fair market value of Terayon's common stock on the days immediately preceding and following the date the acquisition was announced. In addition, as a result of certain conditions stipulated in the Agreement with regards with the Company's common stock, the company will issue 363,349 additional shares of common stock to the former owner of Digitrans.

  The above acquisitions were accounted for under the purchase method of accounting and, accordingly, this Report on Form 10-Q presents our financial results through the entire period and combined results with Telegate, ANE, Combox, Internet Telecom, Ultracom, Mainsail and Digitrans for the portion of the period following date of the respective closings. Our financial results through the entire period include the results of the acquisitions we completed in 1999. As a result, the information contained herein may not be comparable to results in previous quarters. (See Note 7 of Notes to Consolidated Financial Statements.)

  Three and Nine Months Ended September 30, 2000 and 1999

  Revenues. Revenues consist primarily of sales of broadband access systems to new and existing customers providing broadband access services over cable and copper wire infrastructures. Our revenues increased to $125.3 million for the three months ended September 30, 2000 from $23.4 million for the same period in 1999. Our revenues increased to $276.7 million for the nine months ended September 30, 2000 from $58.3 million for the same period last year. The increased revenues in 2000 were largely attributable to continuing deployments of our TeraComm system by new and existing customers. In addition, sales of acquired products accounted for approximately $27.1 million of the increased revenues in the three months ended September 30, 2000 and $54.7 million of the increased revenues in the nine months ended September 30, 2000.

  We sell our products directly to broadband access service providers, system resellers and distributors. Revenues related to product sales are generally recognized when the products are shipped to the customer, the point at which title passes. A provision is made for estimated product returns as product shipments are made. Our existing agreements with our system resellers and distributors do not contain price protection provisions and do not grant return rights beyond those provided by our standard warranty. A significant portion of the three months ended September 30, 2000 revenues occurred in the final month of the quarter.

  Cost of Goods Sold. Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations group. The cost of the manufacturing operations group includes assembly, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In the three months ended September 30, 2000, we incurred cost of goods sold of $91.1 million compared to $17.0 million for same period in 1999. Cost of goods sold for the three months ended September 30, 2000 included the cost of our manufacturing operations group and approximately $9.3 million of amortization of acquired intangibles assets. In the nine months ended September 30, 2000, we incurred cost of goods sold of approximately $201.6 million compared to $46.2 million for the same period in 1999. Cost of goods sold for the nine months ended September 30, 2000 included the cost of our manufacturing operations group and approximately $24.1 million of amortization of acquired intangible assets. Our cost of goods sold increased in the three and nine months ended September 30, 2000, compared to the same period in 1999, primarily due to increased product shipments and the inclusion of the amortization expense relating to acquired intangible assets.

  Gross Profit. We achieved a gross profit of $34.2 million in the three months ended September 30, 2000 compared to $6.4 million for the same period in 1999. In the nine months ended September 30, 2000, we achieved a gross profit of $75.1 million compared to $12.2 million for the same period in 1999. This improvement in our gross profit was largely the result of increased product shipments and continued cost reduction efforts. We intend to continue to engage in and implement cost reduction efforts, including the further integration of ASIC components, other design changes and manufacturing efficiencies. We anticipate that continued decreases in the average sales price of our products will partially, if not completely, offset the benefits obtained from further cost reductions.

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

  We introduced a CableLabs certified DOSCIS 1.0 cable modem in third quarter of 1999. In October 2000, we received CableLabs certification for our DOCSIS 1.0 CMTS headend controller. We believe that the widespread adoption of industry standards will result in further price pressure. We anticipate that the relationship of revenues generated from the sale of our proprietary TeraComm system versus a DOCSIS compliant system will result in fluctuations in our gross profit in future periods. The impact on our gross profit for the three and nine months ended September 30, 2000 resulting from the sale of our DOCSIS 1.0 cable modems and CMTS headend controllers was not significant.

  Our gross profit also is influenced by the level of sales of products of acquired companies, which produce varying gross profit results. We expect that our gross profit will fluctuate in future periods as a result of these and other acquisitions.

  Research and Development. Research and development expenses consist primarily of personnel costs, as well as designed prototype material expenditures, equipment and supplies required to develop and to enhance our products. Research and development expenses increased to $19.5 million in the three months ended September 30, 2000 from $4.6 million in the same period of 1999. In the nine months ended September 30, 2000, research and development expenses increased to $46.6 million compared to $11.7 million in the same period in 1999. The increase in research and development expenses in the three and nine months ended September 30, 2000 was primarily the result of increased personnel costs. The increased personnel costs were a result of the expansion of our own employee base and the inclusion of employees from acquired companies as we continued to focus our efforts on developing new products. We intend to continue to increase investment in research and development as a result of these and other activities.

  Cost of Product Development Assistance Agreement. In March 1999, we entered into a one-year Product Development Assistance Agreement with Rogers Communications Inc. Under the terms of the Development Agreement, Rogers was obligated to assist us with the characterization and testing of our subscriber-end and head-end voice-over-cable equipment. In addition, Rogers was obligated to provide us with technology to assist us with our efforts to develop high quality, field proven technology solutions that are DOCSIS- compliant and packet cable-compliant. The Development Agreement had a term of one year. In consideration of Rogers entering into the Development Agreement, we issued Rogers two fully vested and non-forfeitable warrants, each to purchase 2.0 million shares of common stock on a cashless basis. One warrant had an exercise price of $0.50 per share and one warrant had an exercise price of $18.50 per share. The fair value of the two warrants was approximately $45.0 million and resulted in a non-cash charge included in operations over the one-year term of the Development Agreement. As a result of the Development Agreement, our results for the nine months ended September 30, 2000 include a non-cash charge of $9.6 million compared to $24.0 million for the same period in 1999. In March 2000, Rogers purchased 3,687,618 shares of our common stock on a net exercise basis, resulting in no proceeds to us.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses increased to $13.1 million in the three months ended September 30, 2000 from $3.2 million for the same period in 1999. In the nine months ended September 30, 2000, sales and marketing expenses increased to $31.6 million from $9.1 million in the same period in 1999. The increase in sales and marketing expenses was due to increased payroll costs related to additional sales and support personnel necessary to support the expansion of our customer base, increased payroll and associated costs from the expansion in our employee base resulting from acquired companies and increased commissions related to higher sales. We expect sales and marketing expenses to continue to increase as we expand our customer base.

  General and Administrative. General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses increased to $8.0 million in the three months ended September 30, 2000 from $2.0 million in the same period of 1999. In the nine months ended September 30, 2000, general and administrative expenses increased to $18.0 million from $4.7 million in the same period in 1999. The increase was primarily due to costs associated with the increased infrastructure required to support our expanded activities and increased personnel costs associated with acquired companies. We expect general and administrative expenses will continue to increase in the near term as a result of these factors.

  In-Process Research and Development. We incurred charges of $5.0 million in the three months ended September 30, 2000 related to research and development projects in process at Mainsail at the time of the acquisition. In the nine months ended September 30, 2000, we incurred charges of $24.8 million related to research and development projects in process at Telegate, ANE, Combox, Internet Telecom, Ultracom, Mainsail and Digitrans at the time of the acquisitions. Because of the risks involved in developing technology, we cannot guaranty the successful completion of these development projects.

  Goodwill Amortization. The Imedia acquisition was completed in September, 1999 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $109.0 million. The purchase price was allocated (based on an independent appraisal) between the net tangible assets of Imedia on the date of acquisition (approximately $645,000), in-process research and development (approximately $11.0 million) and intangible assets acquired (approximately $97.3 million). Intangible assets consist of developed technology (approximately $27.0 million), assembled workforce (approximately $2.5 million), trademark (approximately $4.0 million) and goodwill (approximately $63.8 million). The intangible assets will be amortized straight line over lives ranging from two to six years. The amortization of developed technology will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods.

  The Radwiz acquisition was completed in November, 1999 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $53.6 million. The purchase price was allocated between the net tangible assets of Radwiz on the date of acquisition (approximately $3.1 million), in- process research and development (approximately $3.6 million) and net intangible assets acquired (approximately $46.9 million). Intangible assets consist of developed technology (approximately $29.9 million), assembled workforce (approximately $2.8 million), trademark (approximately $1.1 million) and goodwill (approximately $24.1 million). Goodwill has been increased and deferred tax liabilities have been recorded in the amount of approximately $11.0 million to reflect the net tax effect of the book/tax basis differences in the acquired intangibles, excluding goodwill and in-process research and development. Deferred tax assets have been realized based on the projected reversal of taxable temporary differences and have been netted against deferred tax liabilities for purposes of allocating the purchase price. The intangible assets will be amortized straight line over lives ranging from two to six years. The amortization of developed technology will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods.

  The Telegate acquisition was completed in January, 2000 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $140.0 million. The purchase price was allocated between the net tangible assets of Telegate on the date of acquisition (approximately $6.8 million), in-process research and development (approximately $6.8 million) and intangible assets acquired (approximately $126.4 million). Intangible assets consist of developed technology (approximately $21.1 million), customer relationship (approximately $34.6 million) assembled workforce (approximately $4.2 million), and goodwill (approximately $72.5 million). Goodwill has been increased and deferred tax liabilities have been recorded in the amount of approximately $6.0 million to reflect the net tax effect of the book/tax basis differences in the acquired intangibles, excluding goodwill and in-process research and development. Deferred tax assets have been realized based on the projected reversal of taxable temporary differences and have been netted against deferred tax liabilities for purposes of allocating the purchase price. The intangible assets will be amortized straight line over lives ranging from two to six years. The amortization of developed technology and customer relationship will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods.

  The ANE acquisition was completed in April, 2000 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $85.5 million. The purchase price was allocated between the net tangible assets acquired of ANE on the date of acquisition (approximately $14.1 million), in-process research and development (approximately $735,000) and intangible assets acquired (approximately $70.6 million). Intangible assets consist of developed technology (approximately $12.6 million), assembled workforce (approximately $12.2 million), customer base (approximately $2.4 million), trademark (approximately $600,000) and goodwill (approximately $42.8 million). The intangible assets will be amortized straight line over lives ranging from two to five years. The amortization of developed technology and customer base will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods.

  The Combox acquisition was completed in April, 2000 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $98.2 million. The purchase price was allocated between the net tangible assets of Combox on the date of acquisition (approximately $2.3 million), in- process research and development (approximately $8.0 million) and intangible assets acquired (approximately $87.9 million). Intangible assets consist of developed technology (approximately $12.5 million), assembled workforce (approximately $1.1 million), and goodwill (approximately $79.2 million). Goodwill has been increased and deferred tax liabilities have been recorded in the amount of approximately $4.9 million to reflect the net tax effect of the book/tax basis differences in the acquired intangibles, excluding goodwill and in-process research and development. Deferred tax assets have been realized based on the projected reversal of taxable temporary differences and have been netted against deferred tax liabilities for purposes of allocating the purchase price. The intangible assets will be amortized straight line over lives ranging from two to five years. The amortization of developed technology will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods.

  The Internet Telecom acquisition was completed in April, 2000 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $48.4 million. The purchase price was allocated between in-process research and development (approximately $2.5 million) and intangible assets acquired (approximately $45.9 million). Intangible assets consist of developed technology (approximately $6.0 million), assembled workforce (approximately $500,000), and goodwill (approximately $39.4 million). The intangible assets will be amortized straight line over lives ranging from two to five years. The amortization of developed technology will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods.

  The Ultracom acquisition was completed in April, 2000 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $52.8 million. The purchase price was allocated between the net tangible assets of Ultracom on the date of acquisition (approximately $1.1 million), in- process research and development (approximately $1.8 million) and intangible assets acquired (approximately $49.9 million). Intangible assets consist of developed technology (approximately $1.1 million), assembled workforce (approximately $1.1 million), and goodwill (approximately $48.5 million). Goodwill has been increased and deferred tax liabilities have been recorded in the amount of approximately $774,000 to reflect the net tax effect of the book/tax basis differences in the acquired intangibles, excluding goodwill and in-process research and development. Deferred tax assets have been realized based on the projected reversal of taxable temporary differences and have been netted against deferred tax liabilities for purposes of allocating the purchase price. The intangible assets will be amortized straight line over lives ranging from two to five years. The amortization of developed technology will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods.

  The Mainsail acquisition was completed on September 29, 2000 and was accounted for as a purchase transaction. The total purchase price, representing the fair value of our shares issued and transaction and direct acquisition costs, was approximately $147.2 million. The purchase price was allocated between the net tangible assets of Mainsail on the date of acquisition (approximately ($15,000)), in-process research and development (approximately $5.0 million) and intangible assets acquired (approximately $142.2 million). Intangible assets consist of developed technology (approximately $49.0 million), assembled workforce (approximately $2.8 million), and goodwill (approximately $90.4 million). The intangible assets will be amortized straight line over lives ranging from two to five years. The amortization of developed technology will impact cost of goods sold in future periods. The amortization of the other intangibles will principally impact operating expenses in future periods. Deferred compensation (approximately $22,5 million) will be amortized over the option-vesting period.

  The Digital Transmission Equipment ("Digitrans") acquisition was completed on September 27, 2000 and was accounted for as a purchase transaction. The purchase price was estimated to be approximately $17.0 million based on the fair market value of Terayon's common stock on the days immediately preceding and following the date the acquisition was announced. The purchase price was preliminarily allocated to goodwill at September 30, 2000, pending the completion of certain valuation analyses. The Company anticipates that a significant portion of the purchase price will be allocated to intangible assets, including goodwill, upon completion of the valuation analyses.

  We expect amortization of goodwill and other intangibles related to acquisitions to increase in future periods.

  Interest Income and Expense. Interest income was $7.6 million in the three months ended September 30, 2000 compared to $1.4 million for the same period in 1999. Interest income was $11.0 million in the nine months ended September 30, 2000 compared to $3.6 million in the same period last year. Interest expense was $5.0 million in the three months ended September 30, 2000 compared to $13,000 for the same period in 1999. Interest expense was $5.4 million in the nine months ended September 30, 2000 compared to $71,000 for the same period in 1999. The increases to interest income and interest expense were due to the sale of $500,000,000 of 5% Convertible Subordinate Notes due in August 2007, resulting in net proceeds to the Company of approximately $484,475,000.

  Income Taxes. We have not generated net income to date and therefore we have not incurred or accrued any income taxes since our inception.

  Operating Segment Information

  During the second quarter of 2000, we realigned our internal organization as a result of acquisitions completed during and subsequent to the fourth quarter of 1999. We view our business as having two principal operating segments: Cable Broadband Access Systems ("Cable") and DSL Access Systems ("DSL"). The Cable segment consists primarily of the TeraComm system, the CherryPicker Digital Video Management Systems, and the Multigate Telephony and Data Access Systems which are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The DSL segment consists primarily of the Miniplex DSL Systems, the IPTL Converged Voice and Data Service System and the Highlink, which are sold to providers of broadband services for the deployment of voice and data services over the existing copper wire infrastructure. Our other operating segments are below the quantitative threshold defined by SFAS 131. We sell directly to providers of broadband access services and to distributors and resellers throughout the world. For the three and nine months ended September 30, 1999, we operated in one segment, the sale of cable broadband access systems.

  Cable. For the three and nine months ended September 30, 2000, the increased revenues for the cable segment were largely attributable to continuing deployments of our TeraComm system by new and existing customers. In addition, sales of acquired products contributed to the increase revenues. Operating income also increased as a result of these factors as well as continuing product cost reduction efforts.

  DSL. Revenues and operating losses for the three and nine months ended September 30, 2000 were attributable to the operations of Radwiz, acquired in November 1999, and ANE, acquired in April 2000.

  Litigation

  In April 2000, a lawsuit was filed against the Company and certain of its officers and directors (collectively the defendants), entitled Birnbaum v. Terayon Communication Systems, Inc. The lawsuit originally was filed in the United States District Court for the Central District of California, and subsequently the venue for the lawsuit has been moved to the Northern District of California. The plaintiff purports to be suing on behalf of a class of stockholders who purchased or obligated themselves to purchase the Company's securities during the period from February 2, 2000 to April 11, 2000. The complaint alleges that the Company and the other defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding the Company's technology. Several other lawsuits similar to the Birnbaum suit have since been filed. The lawsuits seek an unspecified amount of damages, in addition to other forms of relief. On August 24, 2000, the lawsuits against the Company and other named individual defendants were consolidated in the U.S. District Court of the Northern District of California and lead plaintiffs and lead plaintiffs' counsel were appointed pursuant to the Private Securities Litigation Reform Act. On September 21, 2000, the plaintiffs filed a consolidated class action complaint for violation of federal securities laws. The consolidated complaint contains allegations nearly identical to the Birnbaum suit. On October 30,2000, the Company filed a motion to dismiss the consolidated complaint. The Company considers the lawsuits to be without merit and intends to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no guarantees about the eventual outcome.

  In September 1999, Imedia Corporation, now our subsidiary, was named as a defendant in a case entitled Evergreen Canada Israel Management, Ltd. v. Imedia Corporation., alleging that Imedia breached its term sheet agreement with the plaintiffs by negotiating with us while a no shop provision was in place and refusing to allowing the plaintiffs to invest in Imedia. The plaintiffs are seeking damages in excess of $12.0 million. As part of the terms of the Imedia Agreement and Plan of Merger and Reorganization, shares of our common stock to be issued to the former shareholders of Imedia were placed in escrow to indemnify us for any damages that are directly or indirectly suffered as a result any claim brought by any person who was a prospective investor in Imedia and was not a security holder of Imedia on the closing date of the Imedia acquisition. The value of the escrowed shares was approximately $10.0 million based on the market value of our common stock on the closing date.

  In October 2000, the Company received an amended complaint ("Complaint") in this matter. The Complaint alleges "Intentional Interference with Prospective Economic Advantage" against the Company, claiming that the Company "formed and operated a conspiracy to deprive plaintiffs of the opportunity to invest in Imedia". Plaintiffs argue that, prior to the Company's purchase of the Imedia shares, the Company knew of an alleged, pre-existing financing agreement between plaintiffs and Imedia that contained a "no shop" clause, prohibiting Imedia from seeking or obtaining financing from any other sources, including (apparently, in plaintiffs' view) a prohibition against Imedia selling it own stock. The case is in its initial stages. We have reviewed the allegations made by the plaintiffs and we do not believe that the outcome will have a negative impact on our financial position, results of operations or cash flows. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

  Liquidity and Capital Resources

  At September 30, 2000, we had approximately $229.7 million in cash and cash equivalents, $357.7 million in short-term investments and a $2.5 million revolving line of credit. There were no outstanding borrowings under the line of credit and approximately $2.5 million was available.

  In July 2000, we issued $500 million of 5% Convertible Subordinated Notes due in August 2007 (the "Convertible Notes") resulting in net proceeds to us of approximately $484.5 million. In addition, we have granted the initial purchasers, Deutsche Bank Securities Inc. and Lehman Brothers, Inc., an option, exercisable for thirty days, to purchase up to an additional $75.0 million aggregate principal amount of Convertible Notes, on the same terms and conditions as the original Convertible Notes. This option was not exercised by either purchaser. The Convertible Notes are our general unsecured obligation and are subordinated in right of payment to all of our existing and future senior indebtedness and to all of the liabilities of our subsidiaries. The Convertible Notes are convertible into shares of our common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. We may redeem some or all of the Convertible Notes at any time on or after October 24, 2000 and before August 7, 2003 at a redemption price of $1,000 per $1,000 principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, if the closing price of our stock exceeds 150% of the conversion price, or $126.01 for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice. We will also make an additional payment of $193.55 per $1,000 principal amount of Convertible Notes, less the amount of any interest actually paid on the Convertible Notes before the date of redemption. We may redeem the Notes at any time on or after August 7, 2003 at specified prices plus accrued and unpaid interest. Interest is payable semiannually. Debt issuance costs related to the Convertible Notes are estimated at $15.5 million.

  Cash used by operating activities in the first nine months of 2000 was $5.8 million compared to $4.9 million in the first nine months of 1999. Cash used by investing activities was $294.1 million in the first nine months of 2000 compared to $73.0 million in the first nine months of 1999. Investing activities consisted primarily of the purchase and sale of short-term investments in 2000 and 1999. Cash provided by financing activities was $497.3 million for the nine months ended September 30, 2000 compared to $87.6 million for the nine months ended September 30, 1999. In 2000, financing activities consisted primarily of proceeds from the issuance of our convertible subordinated notes as well as proceeds from the exercise of options and the issuance of common stock . In 1999, financing activities consisted primarily of the sale and issuance of common stock in a public offering.

  As of September 30, 2000, we had approximately $300.1 million of unconditional purchase obligations. We anticipate that we will pay approximately $175.5 million of these obligations by December 31, 2000. We intend to make these payments out of available working capital.

  We believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months.

  Recent Financial Accounting Pronouncements

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

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. SAB 101B delayed the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, (the fourth quarter of 2000 for us). For companies adopting SAB 101 subsequent to the first quarter, financial information for prior quarters would be restated with cumulative effect adjustment reflected in the first quarter in accordance with FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." In subsequent periods, registrants should disclose the amount of revenue, if material, recognized in those periods that were included in the cumulative effect adjustment. We currently cannot determine the effect, if any, that SAB 101 will have on our financial statements.

  In March 2000, the FASB issued FASB Interpretation No.44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 is intended to clarify the application of APB Opinion No. 25 by providing guidance regarding among other issues: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial position or results of operations.

  RISKS RELATED TO OUR BUSINESS

  We Have a Limited Operating History and a History of Losses.

  We have a limited operating history, and it is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we only have been shipping products in volume since the first quarter of 1998. As of September 30, 2000, we had an accumulated deficit of $237.6 million. We believe that we will continue to experience net losses for the foreseeable future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. We expect to continue to increase expenses for the foreseeable future to support increased sales and marketing and technical support costs. Any significant delay in our anticipated revenues or commercialization of new products would harm our business. The revenue and profit potential of our business and our industry are unproven. We had negative gross margins from our inception until the fourth quarter of 1998, and any future revenue growth may not result in positive gross margins or operating profits in future periods.

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

  We Are Dependent on a Small Number of Customers.

  Three customers (two of which are related parties) accounted for approximately 50% of our revenues for the quarter ended September 30, 2000 and four customers (two of which are related parties) accounted for approximately 75% of our revenues for the quarter ended September 30, 1999. We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future. In addition, we believe that sales to these customers will be focused on a limited number of projects.

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

  Acquisitions Could Result In Dilution, Operating Difficulties and Other Harmful Consequences.

  We have acquired nine businesses since September 1999: Imedia Corporation in September 1999; Radwiz in November 1999; Telegate in January 2000; ANE in April 2000; ComBox in April 2000; some assets of Internet Telecom in April 2000; Ultracom in April 2000; Mainsail in September 2000; and Digitrans in September 2000. If appropriate opportunities present themselves, we intend to acquire additional businesses, technologies, services or products that we believe are strategic. The process of integrating any acquired business into our business and operations is risky and may create unforeseen operating difficulties and expenditures. The areas in which we may face difficulties include:

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

  There are Many Risks Associated with Our Participation in the Establishment of Advanced Physical Layer specifications to be added to DOCSIS.

  In November 1998, CableLabs selected us to co-author DOCSIS 1.2 (Data Over Cable Service Interface Specifications), an enhanced version of the DOCSIS cable modem specification based in part on our S-CDMA technology. In September 1999, CableLabs indicated that it intended to proceed with the advanced physical layer, or PHY, work on two parallel tracks: one for the development of a prototype based on our S-CDMA technology and one for the inclusion of Advanced TDMA technology (Time Division Multiple Access), as proposed by other companies. In February 2000, CableLabs further clarified the status of the advanced PHY project regarding a separate release that will include TDMA technologies. In addition, CableLabs reiterated that it is continuing to work with us on the development of a DOCSIS specification that could include our S-CDMA technology. To that end, CableLabs has requested that we submit a prototype of a DOCSIS system that incorporates an S-CDMA advanced PHY capability for testing. CableLabs has stated that if the testing of this prototype reveals that the S-CDMA advanced PHY works as claimed (including proper backwards compatibility and coexistence with the other aspects of DOCSIS), and if the costs for adding S-CDMA to DOCSIS products are in line with estimates, then it is likely, but not certain, that S-CDMA advanced PHY capabilities will be included in a future version of the DOCSIS specification. The prototype we submit to CableLabs may fail to demonstrate the level of performance that CableLabs seeks. Even if it does meet performance expectations there can be no guarantee that CableLabs will incorporate the technology into a future version of DOCSIS specifications. In addition, if CableLabs does proceed to include S-CDMA in a future DOCSIS specification, we cannot guarantee that the DOCSIS S-CDMA specification will be the same as the specification we incorporated in the prototype submitted for tests. This may require us to further develop our prototype.

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

  We have already given CableLabs assurances that we will contribute some aspects of our proprietary S-CDMA technology to a royalty- free intellectual property pool, if S-CDMA is included in a future version of DOCSIS specifications. This royalty-free pool has been established by CableLabs to facilitate the participation of as many vendors as possible in providing equipment that is compatible with the DOCSIS specifications. As a result, any of our competitors who join the DOCSIS intellectual property pool would have access to some aspects of our technology and would not be required to pay us any royalties or other compensation. If a competitor is able to duplicate the functionality and capabilities of our technology, we could lose some or all of the time-to-market advantage we might otherwise have, which could harm our future revenues and operating results.

  We believe the addition of advanced upstream PHY capabilities to DOCSIS will increase the overall market for DOCSIS-compatible products, and as such will result in increased competition in the cable modem market. This competition could come from existing competitors or from new competitors who enter the market as a result of the enhancements to the specifications. This increased competition is likely to result in lower ASPs of cable modem systems and could harm our revenues and gross margins. Because our competitors will be able to incorporate some aspects of our technology into their products, our current customers may choose alternate suppliers or choose to purchase DOCSIS-compliant cable modems with advanced PHY capabilities from multiple suppliers. We may be unable to produce DOCSIS compliant cable modems with advanced PHY capabilities more quickly or at lower cost than our competitors. The inclusion of our S-CDMA technology in future DOCSIS specification could result in increased competition for the services of our existing employees who have experience with S-CDMA. The loss of these employees to one or more competitors could harm our business.

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

  We Need to Develop New Products in Order to Remain Competitive.

  Our future success will depend in part on our ability to develop, introduce and market new products in a timely manner. We also must respond to competitive pressures, evolving industry standards and technological advances. Our current S-CDMA products are not DOCSIS-compliant. We are currently developing a prototype of a DOCSIS system that incorporates an S-CDMA advanced PHY capability for testing and eventual inclusion in the DOCSIS standard. There is no guarantee that we will be successful in developing the prototype or that the prototype, if successfully developed, will be introduced in a timely manner or will be included in a future release of the DOCSIS standard. We anticipate that during 2000, existing or potential customers may delay purchases of our TeraComm system in order to purchase systems that comply with the DOCSIS standard. In addition, potential new customers could decide to purchase DOCSIS- compliant products from one or more of our competitors rather than from us. As a result, our product sales in the second half of 2000 may be lower than we anticipate. In order to promote sales of our currents products we may be required to reduce our prices for sales to existing customers. This would harm our operating results and gross margin.

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

  Average Selling Prices of Broadband Access Equipment Typically Decrease.

  The broadband access systems market has been characterized by erosion of average selling prices. We expect this to continue. This erosion is due to a number of factors, including competition, rapid technological change and price performance enhancements. The ASPs for our products may be lower than expected as a result of competitive pricing pressures, our promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. We anticipate that ASPs and gross margins for our products will decrease over product life cycles. In addition, we believe that the widespread adoption of industry standards is likely to further erode ASPs, particularly for cable modems and other similar consumer premise equipment. It is likely that the widespread adoption of industry standards will result in increased retail distribution of cable modems and other similar consumer premise equipment, which could put further price pressure on our products. Decreasing ASPs could result in decreased revenue even if the number of units sold increases. As a result, we may experience substantial period-to- period fluctuations in future operating results due to ASP erosion. Therefore, we must continue to develop and introduce on a timely basis next-generation products with enhanced functionalities that can be sold at higher gross margins. Our failure to do this could cause our revenues and gross margin to decline.

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

  PART II: OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  In September 1999, Imedia Corporation, now our subsidiary, was named as a defendant in a case entitled Evergreen Canada Israel Management, Ltd. v. Imedia Corporation., alleging that Imedia breached its term sheet agreement with the plaintiffs by negotiating with us while a no shop provision was in place and refusing to allowing the plaintiffs to invest in Imedia. The plaintiffs are seeking damages in excess of $12.0 million. As part of the terms of the Imedia Agreement and Plan of Merger and Reorganization, shares of our common stock to be issued to the former shareholders of Imedia were placed in escrow to indemnify us for any damages that are directly or indirectly suffered as a result any claim brought by any person who was a prospective investor in Imedia and was not a security holder of Imedia on the closing date of the Imedia acquisition. The value of the escrowed shares was approximately $10.0 million based on the market value of our common stock on the closing date.

  In October 2000, the Company received an amended complaint ("Complaint") in this matter. The Complaint alleges "Intentional Interference with Prospective Economic Advantage" against the Company, claiming that the Company "formed and operated a conspiracy to deprive plaintiffs of the opportunity to invest in Imedia". Plaintiffs argue that, prior to the Company's purchase of the Imedia shares, the Company knew of an alleged, pre-existing financing agreement between plaintiffs and Imedia that contained a "no shop" clause, prohibiting Imedia from seeking or obtaining financing from any other sources, including (apparently, in plaintiffs' view) a prohibition against Imedia selling it own stock. The case is in its initial stages. We have reviewed the allegations made by the plaintiffs and we do not believe that the outcome will have a negative impact on our financial position, results of operations or cash flows. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

  In April 2000, a lawsuit was filed against us and certain of our officers and directors (collectively the defendants), entitled Birnbaum v. Terayon Communication Systems, Inc. The lawsuit originally was filed in the United States District Court for the Central District of California, and subsequently the venue for the lawsuit has been moved to the Northern District of California. The plaintiff purports to be suing on behalf of a class of stockholders who purchased or obligated themselves to purchase our securities during the period from February 2, 2000 to April 11, 2000. The complaint alleges that we and the other the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. Several other lawsuits similar to the Birnbaum suit have since been filed. The lawsuits seek an unspecified amount of damages, in addition to other forms of relief. On August 24, 2000, the lawsuits against us and other named individual defendants were consolidated in the U.S. District Court of the Northern District of California and lead plaintiffs and lead plaintiffs' counsel was appointed pursuant to the Private Securities Litigation Reform Act. On September 21, 2000, plaintiffs filed a Consolidated Class Action Complaint for violation of federal securities laws. The consolidated complaint contains allegations nearly identical to the Birnbaum suit. We consider the lawsuits to be without merit and intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (c) The Securities issued in connection with the acquisitions of Mainsail and Digitrans were issued pursuant to Rule 506 of Regulation D under the Securities Act.

  The Convertible Notes were sold by the initial purchasers, Deutche Bank Securities, Inc. and Lehman Brothers, Inc., to a group of "qualified institutional buyers" (as such term is used by Rule 144A under the Securities Act) in reliance on the exemptions from the registration requirements of the Securities Act provided by Rule 144A and Regulation S under the Securities Act. The sale and issuance of these securities to the initial purchasers was exempt from the registration of the Securities Act pursuant to Section 4(2) of the Securities Act.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

  ITEM 5. OTHER INFORMATION

  None

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits
Exhibit
Number	Description of Document

27.1	Financial Data Schedule

  (b) Reports on Form 8-K

  On October 5, 2000, Terayon filed a Report on Form 8-K dated September 27, 2000 reporting Terayon's acquisition of Digital Transmission Equipment ("Digitrans") and Mainsail Networks, Inc. ("Mainsail"). The current report was amended on October 18, 2000 to include the financial statements of Mainsail and the pro forma financial information reflecting the purchase combination of Terayon and Mainsail. In addition, the report filed on October 18, 2000 amended Terayon's Form 10-K filed on March 30, 2000 and Forms 10-Q filed on May 15, 2000 and August 14, 2000 and any amendments filed thereon to revise the section entitled Legal Proceedings and Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation.

  On October 23, 2000, Terayon filed a Report on Form 8-K amending Terayon's Form 10-K filed on March 30, 2000 and Forms 10-Q filed on May 15, 2000 and August 14, 2000 and any amendments filed thereon to revise the sections entitled Business, Legal Proceedings and Management's Discussion and Analysis of Financial Condition and Results of Operations - Litigation.

  SIGNATURES

  Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in County of Santa Clara, State of California, on the 14th day of November, 2000.

  TERAYON COMMUNICATION SYSTEMS, INC.

  By: /s/ RAY M. FRITZ Date: November 14, 2000

  ------------------------------------

  Ray M. Fritz

  Chief Financial Officer

  (Principal Accounting and Financial Officer)