Form 10-Q/A
period 2000-09-30
TERAYON COMMUNICATION SYSTEMS
filed 2000-11-15
CIK 1052303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 14 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X]    NO [  ]

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 65,889,847 at November 8, 2000.

The Registrant hereby amends Item 6 contained in , and Exhibit 27.1 filed with, the Registrant's Report on Form 10-Q for the quarterly period ending September 30, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
Number	Description of Document

27.1	Financial Data Schedule

(b) Reports on Form 8-K

On July 18, 2000, Terayon filed a report on Form 8-K amending Terayon's Registration Statement Nos. 333-91823, 333-95357 and 333-37978 and any prospectus and post-effective amendments filed thereon to revise the sections entitled Prospectus Summary and Risk Factors.

SIGNATURES

Pursuant to the requirements Section 13 or 14(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in County of Santa Clara, State of California, on the 14th day of November, 2000.

TERAYON COMMUNICATION SYSTEMS, INC.

By: /s/ RAY M. FRITZ Date: November 14, 2000

------------------------------------

Ray M. Fritz

Chief Financial Officer

(Principal Accounting and Financial Officer)