Form 10-K405
period 2000-12-31
TERAYON COMMUNICATION SYSTEMS
filed 2001-04-02
CIK 1052303

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           ------------------------

                                   FORM 10-K

  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

            Yes [X]     No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 28, 2001 as reported on the Nasdaq National Market, was approximately $240,516,584. Shares of Common Stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 28, 2001, registrant had outstanding 67,513,427 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant has incorporated by reference into Part III, Items 11,12 and 13 of this Form 10-K portions of its Form 10-KA to be filed by April 30, 2001.

================================================================================

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This report on Form 10-K contains forward-looking statements of Terayon Communication Systems, Inc. within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to: statements related to industry trends and future growth in the markets for cable modem systems; our strategies for reducing the cost of our products; our product development efforts; the effect of GAAP accounting pronouncements on our recognition of revenues; our future research and development; the timing of our introduction of new products; the timing and extent of deployment of our products by our customers; and future profitability. We usually use words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout the document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed in Item 7 of this Report on Form 10-K, among other things, should be considered in evaluating our prospects and future financial performance.

PART I

ITEM 1.  BUSINESS

Overview

     We develop, market and sell broadband access systems that enable cable operators, telco carriers and other providers of broadband services to cost-effectively deploy reliable voice, video and data services over cable (HFC), copper wire (DSL) and satellite networks.

     In recent years, the volume of bandwidth intensive data, voice and video traffic across cable infrastructures, the Internet, corporate intranets, and other public networks has increased dramatically. This demand has been driven by the proliferation of residential and commercial users that are accessing networks for a variety of applications, including voice, video and data communication via the Internet, electronic commerce, telecommuting, and interactive television. For example, International Data Corporation (IDC) estimates that the number of worldwide Internet users will increase from approximately 200 million at the end of 2000 to over one billion by the end of 2005. IDC estimates that the number of homes in the United States with broadband access will increase from two million at the end of 1999 to 20 million by the end of 2003. The evolution of broadband has resulted in cable operators, providers of telephone services and other service providers seeking to provide a bundle of voice, data and video services to their residential and commercial subscribers over existing and new infrastructures.

- --------------------------------------------------------------------------------

     We sell our broadband access products to cable operators, telco carriers and other providers of broadband services through a direct sales force worldwide. We also distribute our products via resellers and systems integrators. Some of our major cable customers include Adelphia Communications, Cox Communications, Rogers Cable TV, Shaw Communications and Crossbeam, a wholly owned subsidiary of Sumitomo. Some of our major telco customers include ILEC's (Incumbent Local Exchange Carriers) in the U.S. including Soutwestern Bell Comunications, Bell South, Qwest Communications and VERIZON and CLEC's (Competitive Local Exchange Carriers) including NUBOX Communications, Matanuska Telephone Association and Encore Communications.

Cable Products

Data

Terayon S-CDMA Cable Modem System

     Our cable modem system, which is based on our S-CDMA (Synchronous Code Division Multiple Access) technology, enables cable operators to offer high-speed Internet access across a broad range of cable network architectures and conditions.

     This end-to-end system consists of a TeraLink 1000 Master Controller and TeraLink Gateway located at a cable operator's headend and TeraPro cable modems installed at subscribers' homes. All aspects of the system's operation are controlled by our TeraView Network Management software. Our S-CDMA cable modem system is widely deployed by leading cable operators worldwide.

BE 2000 Second Generation Broadband Access System

     The BE 2000 System is a broadband access system for delivering high-speed
Internet access and other broadband services over cable networks.   The BE 2000
System combines the functionality of a CMTS (Cable Modem Termination System) - which controls subscribers' cable modems - with a high-performance IP switch/router. The system meets the North American DOCSIS 1.0 (Data Over Cable Service Interface Specification) cable modem standard and the European Euro-DOCSIS 1.0 cable modem standard. This qualification ensures that the system is interoperable with other DOCSIS and Euro-DOCSIS equipment, including our TeraJet DOCSIS and Euro-DOCSIS cable modems.

TeraJet DOCSIS and Euro-DOCSIS Cable Modems

     We offer a line of high-performance cable modems certified to meet the North American DOCSIS and European Euro-DOCSIS cable modem standards. These fully certified modems can interoperate with other DOCSIS and Euro-DOCSIS equipment, including our own BE 2000 System.

Voice

Multigate Cable Telephony System

     Our Multigate system is a single platform cable telephony solution, enabling cable operators to deploy toll-quality voice services over their networks. Based on proven circuit-switch telephony technology, Multigate is unique for utilizing our advanced S-CDMA technology. This enables cable operators to deploy Multigate without upgrading their networks as extensively as competing products require.

     The complete Multigate system is composed of a central unit, installed at the headend of a cable operator's network, and subscriber units, which are located in subscribers' homes.

BandLeader Cable Telephony System

     BandLeader is a Voice-over-IP (VoIP) cable telephony system that enables cable operators to deliver carrier-class voice services over their networks. BandLeader combines proven circuit-switch telephony technology with VoIP technology

- --------------------------------------------------------------------------------
for efficient and cost-effective service delivery. BandLeader has been designed to allow cable operators to migrate to complete VoIP when the technology has fully matured.

     The complete BandLeader system consists of an access gateway located at a cable operator's headend and embedded media terminal adapters (eMTA) located in subscribers' homes.

Video

CherryPicker Digital Video Management Systems

     Our line of CherryPicker digital video management systems offers cable, satellite and telco network operators unprecedented choice, control and flexibility in managing their digital video content. For example, operators can use CherryPicker to create custom channel line-ups by "cherry picking" from a variety of content sources -- such as satellite broadcast and local servers -- to better serve their subscribers. In addition, CherryPicker can support most digital video applications, such as Near Video-on-Demand (NVOD) and seamlessly insert digital commercials into digital programming.

Telco Products

Data and Voice

IPTL DSLAM System

     Our IPTL (Internet Protocol To The Loop) system is an innovative access system that enables international telco carriers to provide small and medium-size business customers with integrated voice and high-speed data services. The IPTL system consists of an IAD (Integrated Access Device) located at a customer's office and a DSLAM (Digital Subscriber Line Access Multiplexer) installed at a telco carrier's central office. The IPTL system uses SDSL (Symmetric DSL), which enables high performance two-way communication.

MiniPlex

     Our Miniplex digital subscriber-line multiplexer systems enable telco carriers to offer up to four telephone lines over a single copper pair. Having the ability to offer multiple lines over a single phone line is extremely important for carriers, who are experiencing increased demand for service, but have a limited number of copper pairs.

MainSail 8000

     Our MainSail 8000 MMAP (Multi-service, Multi-function Access Platform) provides a bridge between advanced MAN (Metropolitan Area Network) and local access communications systems that enables telco carriers to deliver the widest range of optical and copper-based broadband access services with the fewest network devices. The Mainsail 8000 sets a new precedent for integration by aggregating simultaneous voice and data facilities, transport protocols and services - plus the functions of an optical multiplexer, crossconnect, gateway and switch - in a single platform. As a result, telco carriers can offer new broadband services to subscribers, simply and cost-effectively.

MainSail IAD Family

     Our MainSail 8000 MMAP is open standards based and can be used with a wide range of third-party Integrated Access Devices (IAD). Carriers also have the option of deploying our own family of IAD's. Our MainSail IAD family enables telco carriers to provide small to medium-sized businesses with converged voice, data and Internet services. Telco carriers' install the MainSail IADs at their customers' sites in either a stand-alone mode or in conjunction with our MainSail 8000 MMAP. MainSail IADs can also be connected to other standards-based devices such as cross connects, voice switches, concentrators or multiplexers.

- --------------------------------------------------------------------------------

HighLink Routers

     Our line of HighLink routers is ideal for SOHO (Small Office/Home Office) and SME (Small-to-Medium Enterprise) applications. HighLink routers provide unique firewall, prioritization and bandwidth reservation features which enable network managers to effectively ensure the reliability, security and performance of their networks.

Internet-Over-Satellite System

     Our Internet-over-satellite system allows satellite network operators and service providers to offer high-speed Internet access to individuals and businesses via satellite. The end-to-end system is composed of a WebStream gateway located at a satellite uplink and a SatStream receiver card in an end-user's PC or a NetStream router in a corporate LAN.

     This system is a cost-effective solution for delivering broadband services to sparsely populated or developing regions where the cost of deploying or upgrading cable television or telco networks is prohibitive.

Customers

     We market our products to providers of broadband services that seek to provide services to both residential and commercial end users. Our target market consists of the largest broadband service providers in each major geographic area.

Our principal customers for our cable, telco, digital video and satellite systems include the following:


          Cable                                   Telco
          -----                                   -----

          Rogers Cable TV                         Southwestern Bell
          Shaw Communications                     Verizon
          TCA Cable TV (a subsidiary of Cox       Bell South
          Communications)                         Qwest Communications
          Crossbeam (a subsidiary of Sumitomo)

          Digital Video Systems                   Satellite Systems
          ---------------------                   -----------------
          Cox Communications                      Shiron
          Time Warner                             Telo S.P.A
          Adelphia Communications                 Gilat Sat
                                                  KBI e-Sat
                                                  Adaptive

     Three customers (two of which are related parties) accounted for approximately 45% of our revenues for the year ended December 31, 2000 and four customers (two of which are related parties) accounted for approximately 66% of our revenues in 1999. We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future. In addition, we believe that sales to these customers will be focused on a limited number of projects.

Research and Development

     We believe that our future success will depend on our ability to enhance our existing products and to develop and introduce new products that meet a wide range of evolving broadband service providers and end user needs. In addition, to address competitive and pricing pressures, we expect that we will have to reduce the unit cost of manufacturing our products through design and engineering changes.

     We currently are designing and developing a DOCSIS system that includes S-CDMA advanced PHY capabilities, which will include a cable modem and an accompanying headend controller. These products are in the early stages of development and we do

- --------------------------------------------------------------------------------
not anticipate commercial availability of these products until late 2001 or early 2002. We also are developing multimedia platforms for current and advanced transmission of data, voice and video over existing broadband infrastructures, including cable, DSL and wireless. Research and development costs approximated $68.2 million, $17.6 million, and $10.6 million for the years ended December 31, 2000, 1999, and 1998, respectively.

Sales and Marketing

     We have direct sales forces in North America, South America, Europe and Asia. We also distribute our products via resellers and systems integrators.

     We market our products directly to providers of broadband services through our sales force, key distribution and technology partners, as well as other marketing vehicles such as industry press, trade shows and the Web. Through our marketing efforts, we strive to educate providers on the technological and business benefits of our system solutions, as well as our ability to provide quality support and service to the customer. We participate in the major trade shows and industry events for the broadband industry in the United States and throughout the world. Industry referrals and reference accounts are significant marketing tools we develop and utilize.

Customer Service and Technical Support

     We believe that our ability to provide consistently high quality service and support will be a key factor in attracting and retaining customers. Our Technical Services and Support organization, located in North America, Europe, South America and Asia, offers support 24 hours a day, seven days per week. Prior to deployment of our systems, each customer's needs are assessed and proactive solutions are implemented, including various levels of training, periodic management and coordination meetings, and problem escalation procedures. We place a strong emphasis on technical training for our customers. Initial training is offered at our headquarters in Santa Clara and on our customers' premises.

Manufacturing

     We outsource the majority of the materials procurement, printed circuit board assembly, and product assembly and testing to turnkey contract manufacturers located in California, Thailand, and Israel. We have a limited in-house manufacturing capability at our headquarters. We use this facility for pilot production of new product designs, sample testing of products received from volume manufacturers, developing the manufacturing process, and documentation for new products in preparation for outsourcing and perform repair operations for some of our products returned from customers with our in-house manufacturing resources.

     Our future success will depend in significant part on our ability to obtain high volume manufacturing at low costs. As volume increases, we plan to engage additional contract manufacturers, to procure additional manufacturing facilities and equipment, to modify existing inventory procedures, to substantially increase our personnel, and to revise our quality assurance and testing practices.

     Subcontractors supply our contract manufacturers with both standard components and subassemblies manufactured to our specifications. We depend upon certain key suppliers for a number of the components for our products. In addition, all of our products contain one or more components that currently only are available from a single source.

Recent Development

     In late 2000, we announced our intention to launch an advanced broadband communication chipset division. This division will develop new markets by leveraging our expertise in designing "systems-on-silicon" and in Advanced Physical layer technologies. We chose to enter this business after reviewing Terayon's core competencies and assessing the outlook for our market segments.

Competition

- --------------------------------------------------------------------------------

     The market for broadband access systems is extremely competitive and is characterized by rapid technological change. Our direct competitors in the cable modem arena include Cisco Systems, Com21, Matsushita, Motorola, Nortel Networks, Vyyo, RCA, Samsung, Scientific-Atlanta, Sony, 3Com, Toshiba and Zenith, and there are many other potential market entrants. We also sell products that compete with existing data access and transmission systems utilizing the telecommunications networks, such as those of 3Com. Additionally, our controller and headend system products face intense competition from well-established companies such as Cisco Systems, Nortel Networks and 3Com. Our direct competitors in the DSL arena include ECI Telecom, Charles Industries, ADC, Copper Mountain, Accelerated Networks, Integral Access, VINA Technologies and Efficient Networks. Our direct competitors in the video arena are Cisco Systems and Harmonic, while our direct competitors in the voice arena are Nortel Networks, TelLabs, ADC and Alcatel. Our direct competitors in wireless are Hughes, Marconi, NEC and Scientific-Atlanta.

     The principal competitive factors in the broadband access market include product performance, features and reliability, price, size and stability of operations, breadth of product line, sales and distribution capability, technical support and service, relationships with providers of broadband services, standards compliance, and general industry and economic conditions. Some of these factors are outside of our control. The existing conditions in the broadband access market could change rapidly and significantly as a result of technological changes, and the development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. In addition, these companies and other competitors could introduce broadband access products that will be less costly or provide superior performance or achieve greater market acceptance than our products.

     Many of our current and potential competitors have significantly greater financial, technical, marketing, distribution, customer support and other resources, as well as greater name recognition and access to customers.

     The market for our products may be impacted by the development of other technologies that enable the provisioning of broadband services and the deployment of services over other media. Widespread acceptance of other technologies or deployment of services over media not supported by our products could materially limit acceptance of our broadband access systems. Broadband services supported by our products and technology may fail to gain widespread commercial acceptance by providers of broadband access services and end users.

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

     In November 1998, CableLabs selected us to co-author DOCSIS 1.2, an enhanced version of the DOCSIS cable modem specification based in part on our S-CDMA technology. In September 1999, CableLabs indicated that it intended to proceed with the advanced PHY work on two parallel tracks: one for the development of a prototype based on our S-CDMA technology and one for the inclusion of Advanced

- --------------------------------------------------------------------------------

TDMA technology, as proposed by other companies. In February 2000, CableLabs further clarified the status of the advanced PHY project regarding a separate release that will include TDMA technologies. In addition, CableLabs reiterated that it is continuing to work with us on the development of a DOCSIS specification that could include our S-CDMA technology. To that end, we have indicated to CableLabs that we may contribute some aspects of our S-CDMA technology to the DOCSIS intellectual property pool if and when a DOCSIS specification is approved that includes our S-CDMA technology. We may contribute our technology pursuant to a license agreement with CableLabs that we would execute at that time, and which contains the terms that CableLabs has established for the inclusion of any intellectual property from any source in the DOCSIS specifications. Under the terms of the proposed license agreement, we would grant to CableLabs a royalty-free license for those aspects of our S-CDMA technology that are essential for compliance with the DOCSIS cable modem standard. So-called "implementation know how" is not covered by this license-only those aspects of the technology that are essential to implementing a compliant product. CableLabs would have the right to extend royalty-free sublicenses to companies that wish to build DOCSIS-compatible products. These sublicenses would allow participating companies to utilize and incorporate the essential portions of the S-CDMA technology on a royalty-free basis for the limited use of making and selling products or systems that comply with the DOCSIS cable modem specification. Terayon has already joined the DOCSIS intellectual property pool and, as a result, we have a royalty-free sublicense that allows us to ship DOCSIS-compatible products which contain intellectual property submitted by other companies. The scope of this license would not extend to the use of the S-CDMA technology in other areas; only for products that comply with the DOCSIS specifications. As a result, any of our competitors who join or have joined the DOCSIS intellectual property pool will have access to some aspects of our technology without being required to pay us any royalties or other compensation. If and when we submit S-CDMA to the DOCSIS Intellectual Property pool, we are in no way restricted from entering into royalty-bearing license agreements with companies that wish to use the S-CDMA technology for purposes other than implementing DOCSIS compatible products, or that do not wish to enter into the DOCSIS intellectual property pool. Further, some of our competitors have been successful in reverse engineering the technology of other companies, and the inclusion of S-CDMA in a future DOCSIS specification would expose some aspects of our technology to those competitors. DOCSIS specifications are available on an open basis once they are approved, not only to companies that are members of the DOCSIS IP Pool. If a competitor is able to duplicate the functionality and capabilities of our technology, we could lose all or some of the time-to-market advantage we might otherwise have. Under the terms of the proposed license agreement, if we sue certain parties to the proposed license agreement on claims of infringement of any copyright or patent right or misappropriation of any trade secret, those parties may terminate our license to the patents or copyrights they contributed to the DOCSIS intellectual property pool. If a termination like this were to occur, we would continue to have access to some aspects of the DOCSIS intellectual property pool, but we would not be able to develop products that fully comply with the DOCSIS cable modem specification. Also, even if we were to be removed from the IP pool, we would not be prevented from developing and selling products that fully comply with the DOCSIS specifications, but we would not be able to do this with the benefit of a royalty-free license, which would increase the cost of our products, assuming we were able to obtain a license agreement for the required technology. Because of these terms, we may find it difficult to enforce our intellectual property rights against certain companies, even in areas that are not directly related to DOCSIS specifications and products.

We anticipate that developers of cable modems increasingly will be subject to infringement claims as the number of products and competitors in our industry segment grows. We have received letters claiming that our technology infringes a third-party patent. We have reviewed the allegations made and, after consulting with our patent counsel, we do not believe that our technology infringes any valid claim of the patent. If the issues are submitted to a court, the court could find that our products infringe the patent. If we are found to have infringed the patent, we could be subject to substantial damages

- --------------------------------------------------------------------------------
and/or an injunction preventing us from conducting our business. In addition, other third parties may assert infringement claims against us in the future. An infringement claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements may not be available on terms acceptable to us or at all. Litigation also may be necessary to enforce our intellectual property rights.

     We pursue the registration of our trademarks in the United States and have applications pending to register several of our trademarks internationally. However, the laws of certain foreign countries might not protect our products or intellectual property rights to the same extent as the laws of the United States. This means that effective trademark, copyright, trade secret, and patent protection might not be available in every country in which our products might be manufactured, marketed or sold.

Employees

     As of December 31, 2000, we had 817 employees, of which 419 were in the research and development group, 192 were in marketing, sales and customer support 113 were in operations and 93 were in general and administrative functions. None of our employees are represented by a union. We believe that our relations with our employees are good. (See Note 16 of the accompanying Notes to Consolidated Financial Statements).

     We are a Delaware company that was incorporated in California in 1993 and reincorporated in Delaware in 1998.

ITEM 2.   PROPERTIES

     Our headquarters are located in an approximately 60,000 square foot leased facility located in Santa Clara, California. The current lease for the Santa Clara facility expires in March 2002. We have facilities in Menlo Park and Fremont, California. We also have sales offices in Atlanta, Georgia; Sao Paulo, Brazil; Hong Kong; London, England and Brussels, Belgium and development centers in Huntington Beach, California, Denver, Colorado and Prague, Czech Republic.
In addition, we lease approximately 82,000 square feet in Tel Aviv, Israel pursuant to an agreement that expires in 2005. We believe that our existing facilities are adequate to meet our needs for the immediate future and that our future growth can be accommodated by leasing additional or alternative space near our current facilities.

ITEM 3.   LEGAL PROCEEDINGS

     In September 1999, Imedia Corporation, now our subsidiary, was named as a defendant in a case alleging that Imedia breached its term sheet agreement with the plaintiffs by negotiating with us while a no-shop provision was in place and refusing to allow the plaintiffs to invest in Imedia. The plaintiffs are seeking damages in excess of $12.0 million. As part of the terms of the Imedia Agreement and Plan of Merger and Reorganization, shares of our common stock to be issued to the former shareholders of Imedia were placed in escrow to indemnify us for any damages that are directly or indirectly suffered as a result any claim brought by any person who was a prospective investor in Imedia and was not a security holder of Imedia on the closing date of the Imedia acquisition. The value of the escrowed shares was approximately $10.0 million based on the market value of our common stock on the closing date.

     On or about September 5, 2000, we received an amended complaint in a matter captioned Evergreen Canada Israel Management, Ltd. v. Imedia Corporation, case no. 306185, pending in the Superior Court of the State of California for the City and County of San Francisco. The complaint alleges both (i) intentional interference with contractual relations and (ii) intentional interference with prospective economic advantage against the us, claiming that the we formed and operated a conspiracy to deprive plaintiffs of the opportunity to invest in Imedia. Plaintiffs argue that, prior to our purchase of the Imedia shares, we knew of an alleged, pre-existing financing agreement between plaintiffs and Imedia that contained a "no shop" clause, prohibiting Imedia from seeking or obtaining financing from any other sources, including (apparently, in plaintiffs' view) a prohibition against Imedia selling its own stock or engaging in related transactions that preceded the

- --------------------------------------------------------------------------------
acquisition. We subsequently were served with the complaint and filed a demurrer challenging the legal sufficiency of the two causes of action. The hearing on the demurrer occurred on January 16, 2001. Prior to a final ruling from the court, Plaintiffs amended the complaint. We have reviewed the amended allegations made by the plaintiffs, and we intend to vigorously defend the lawsuit. We do not believe that the outcome will have a negative impact on our financial position, results of operations or cash flows.


     In April 2000, a lawsuit against us and certain of our officers and directors, entitled Birnbaum v. Terayon Communication Systems, Inc., was filed in the United States District Court for the Central District of California. The venue for the lawsuit was moved to the Northern District of California. The plaintiff purports to be suing on behalf of a class of stockholders who purchased or obligated themselves to purchase our securities during the period from February 2, 2000 to April 11, 2000. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. Several other lawsuits similar to the Birnbaum suit have since been filed. On August 24, 2000, the lawsuits against us and other named individual defendants were consolidated in the U.S. District Court of the Northern District of California and lead plaintiffs and lead plaintiffs' counsel was appointed pursuant to the Private Securities Litigation Reform Act. On September 21, 2000, plaintiffs filed a Consolidated Class Action Complaint for violation of federal securities laws. The consolidated complaint contains allegations nearly identical to the Birnbaum suit. We filed a motion to dismiss the consolidated complaint on October 30, 2000, and plaintiffs filed an opposition. On January 8, 2001, the court held a hearing on our motion, and on March 14, 2001, the court, in part, dismissed the consolidated complaint and granted plaintiffs thirty (30) days to file a new, amended complaint. The lawsuits seek an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and we intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

     On October 18, 2000, a lawsuit was filed against us and individual defendants (Zaki Rakib, Selim Rakib, and Raymond Fritz) in the superior court of San Luis Obispo County, California. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc., Case No. CV 000900. The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action under California Business & Professions Code Sections 17200 et seq. and 17500 et seq. for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of "all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants' activity, and as the Court shall determine is not inconsistent with the exercise of the Court's jurisdiction." Plaintiffs seek equitable and injunctive relief. We filed a motion to dismiss the complaint on January 19, 2001. A hearing on our motion was held March 26, 2001, and the court's decision is pending. We believe that these allegations, as with the allegations in the federal securities case, are without merit and intend to contest the matter vigorously.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders in the fourth quarter of 2000.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "TERN". Public trading of our common stock commenced on August 18, 1998. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low per share sale prices of our common stock,

- --------------------------------------------------------------------------------
as reported by the Nasdaq National Market after giving effect to the two-for-one split on May 5, 2000.

                                                      High      Low
                                                    --------  --------
1998:
 Third Quarter (from August 18, 1998).........      $  7.593  $  3.500
 Fourth Quarter...............................      $ 20.250  $  4.625

1999:
   First Quarter..............................      $ 25.062  $ 12.875
   Second Quarter.............................      $ 30.250  $ 13.187
   Third Quarter..............................      $ 28.812  $ 15.625
   Fourth Quarter.............................      $ 37.500  $ 18.875

2000:
   First Quarter..............................      $142.625  $ 27.250
   Second Quarter.............................      $139.937  $ 28.000
   Third Quarter..............................      $ 81.937  $ 30.250
   Fourth Quarter.............................      $ 41.937  $  3.516
2001:
   First Quarter (through March 28, 2001).....      $  9.250  $  3.500

   As of March 28, 2001 there were 750 stockholders of record. We have never paid a cash dividend, and we do not anticipate paying any cash dividends in the foreseeable future as we currently intend to retain any earnings for our business.

Use of Proceeds from Sales of Registered Securities

   We commenced our initial public offering on August 18, 1998 pursuant to a Registration Statement on Form S-1 (the "Registration Statement") (File No. 333-56911). The managing underwriters of the public offering were BT Alex. Brown (now known as Deutsche Banc Alex. Brown), Hambrecht & Quist, Lehman Brothers and Salomon Smith Barney. In the offering, we sold an aggregate of 6,000,000 shares of our common stock for an initial price of $6.50 per share.

   The aggregate proceeds from the offering were $39.0 million. We paid expenses of approximately $3.9 million, of which approximately $2.7 million represented underwriting discounts and commissions and approximately $1.2 million represented expenses related to the offering. Net proceeds from the offering were $35.1 million. Of the net proceeds, as of December 31, 2000, approximately $23.7 million had been used to fund operating activities, $1.5 million had been used for payments on long-term debt and capital lease obligations, $5.7 million had been used to purchase property and equipment, $2.4 million had been used to purchase other assets and $1.8 million had been used to fund a pre-acquisition loan to Imedia.

   The use of proceeds described above did not represent a material change from the use of proceeds described in our registration statement.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                  Years Ended December 31,
                                                    ---------------------------------------------------
                                                     2000       1999         1998     1997       1996
                                                    --------    --------    -------   -------   -------
                                                            (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues.......................................     $339,549     $97,009    $31,696   $ 2,118   $    --
Cost of goods sold.............................      270,531      72,044     34,518     6,462        --
Special charges................................       19,000          --         --        --        --
                                                    --------     -------    -------   -------   -------
Gross profit (loss)............................       50,018      24,965     (2,822)   (4,344)       --
                                                    --------     -------    -------   -------   -------

- --------------------------------------------------------------------------------

Operating expenses:
 Research and development......................         68,270      17,579       10,685      11,319       8,020
 Cost of product development assistance
   agreement...................................          9,563      35,147           --          --          --
 In-process research and development(3)........         30,535      14,600           --          --          --
 Sales and marketing...........................         45,261      15,727        6,947       4,468       1,141
 General and administrative....................         24,809       7,476        3,223       2,546       1,789
 Goodwill amortization (3).....................         59,057       3,524           --          --          --
                                                     ---------    --------     --------    --------   ---------
 Total operating expenses......................        237,495      94,053       20,855      18,333      10,950
                                                     ---------    --------     --------    --------   ---------
Loss from operations...........................       (187,477)    (69,088)     (23,677)    (22,677)    (10,950)
Net interest income and other expense..........          6,710       5,008          449         128         253
                                                     ---------    --------     --------    --------   ---------
Net loss.......................................       (180,767)    (64,080)     (23,228)    (22,549)    (10,697)

Series F convertible preferred
 stock dividend (1)............................             --          --       23,910          --          --
                                                     ---------    --------     --------    --------   ---------
Net loss applicable to common
 stockholders..................................     $ (180,767)   ($64,080)    ($47,138)   ($22,549)   ($10,697)
                                                     =========    ========     ========    ========   =========
Historical basic and diluted
 net loss per share applicable
 to common stockholders........................         ($2.95)     ($1.55)      ($2.62)     ($2.63)     ($1.32)
                                                     =========    ========     ========    ========   =========
Shares used in computing
 historical basic and diluted
 net loss per share applicable
 to common stockholders (2)....................         61,349      41,260       17,972       8,578       8,108
                                                     =========    ========     ========    ========   =========

                                                                           December 31,
                                                -----------------------------------------------------------
                                                   2000        1999       1998          1997        1996
                                                ----------   --------    ---------    ---------   ---------
                                                                    (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and
 short-term investments................         $  562,457   $  112,992   $  28,880   $   1,987   $  12,864
Working capital (deficit)..............            547,938      112,374      24,422      (4,847)      9,971
Total assets (3).......................          1,426,727      301,236      42,146       8,778      15,978
Long-term debt (less
 current portion)......................            500,477           37          10          44       1,255
Accumulated deficit....................           (329,148)    (148,381)    (84,301)    (37,163)    (14,614)
Total stockholders' equity
 (net capital deficiency)..............         $  702,681   $  258,655   $  28,103     ($1,174)  $  11,405

(1) See Note 10 of Notes to Consolidated Financial Statements for an explanation of the convertible preferred stock dividend.
(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method employed to determine the number of shares used to compute per share amounts.
(3) See Note 15 of Notes to Consolidated Financial Statements for an explanation regarding acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

Overview

- -------------------------------------------------------------------------------

We develop, market and sell broadband access systems that enable cable operators and other providers of broadband services to cost-effectively deploy reliable voice, video and data services over cable, copper wire, and satellite systems.

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

We sell our products to cable operators and other providers of broadband services through direct sales forces in North America, South America, Europe and Asia. We also distribute our products via distributors and system integrators. Our strategy is to supply the leading providers of broadband services worldwide. Consistent with this strategy, our initial target market consisted of the ten largest cable companies in each major geographic area. In most markets, a small number of large cable operators often provide services to a majority of the subscribers in a specific region and thus influence the purchase decisions of smaller cable operators. In North America, three of the largest cable operators, Rogers Cable Inc. (formerly Rogers Cablesystems Limited), Shaw and TCA Cable TV (a subsidiary of Cox Communications, Inc.), are using our TeraComm system. In Europe, our TeraComm system is being used by UPC, one of Europe's largest broadband communications companies. Companies currently using our DSL products include major ILEC's (Incumbent Local Exchange Carriers) in the United States, including Southwestern Bell Communications, Bell South, and Verizon. As a result of the nature of the cable industry and our strategic focus, a small number of customers have accounted for the majority of our revenues to date, and we expect that the majority of our revenues will continue to be generated from a small number of customers for the foreseeable future. In the year ended December 31, 2000, three customers (two of which are related parties) accounted for approximately 45% of our revenues. This compares to approximately 66% of our revenues from four customers (two of which are related parties) during the same period in 1999. We anticipate that the timing and maturity of these customers' deployments of the TeraComm system will result in variations in revenues generated from these customers.

The evolution of broadband has resulted in cable television operators, providers of telephone service and other service providers seeking to provide a bundle of voice, data and video services to their residential and commercial subscribers over existing and new infrastructures. Through a series of recent acquisitions, we have expanded our portfolio of broadband products to support high-speed delivery of voice, data and video services over cable, DSL and wireless.

  . In September 1999, we acquired Imedia Corporation (Imedia) and the CherryPicker digital video management system.

  . In November 1999, we acquired Radwiz Ltd. (Radwiz), a provider of communication access systems based on high-speed IP routing integrated with telephony.

  . In January 2000, we acquired Telegate Ltd. (Telegate), a developer and manufacturer of telephony and data access platforms that are deployed by service providers to deliver efficient carrier-class voice services over cable.

  . In April 2000, we acquired Combox Ltd. (Combox), a manufacturer of broadband data systems and satellite communications based on international standards. Combox's cable data access systems conform to the growing EuroModem international specification, based on the Digital Video Broadcasting (DVB) standard.

  . In April 2000, we acquired certain assets of Internet Telecom Ltd. (Internet Telecom), a supplier of PacketCable and other standards-based, voice-over IP systems and technologies.

- -------------------------------------------------------------------------------

  . In April 2000, we acquired Ultracom Communications Holdings (1995) Ltd. (Ultracom), a supplier of broadband systems on silicon.

  . In April 2000, we acquired Access Network Electronics, a division of Tyco Electronics Corporation (ANE), a producer of DSL systems that provide multiple phone lines over existing copper telephony of a single pair of copper wires.

  . In September 2000, we acquired Mainsail Networks, Inc. (Mainsail), a developer of broadband networks that enable telecommunication carriers to deliver multiple services over a single network infrastructure.

  . In September 2000, we acquired Digital Transmission Equipment (Digitrans), a provider of digital equipment solutions that enable broadcasters, satellite operators and television system operators to optimize network services.

  . In December 2000, we acquired TrueChat, Inc. (TrueChat), a developer of digital communications systems that enable multimedia teleconferencing and provide increased control over teleconference parameters.

For more information relating to the acquisitions, see Note 15 of the accompanying Notes to Consolidated Financial Statements. All of our acquisitions were accounted for under the purchase method of accounting and, accordingly, this Report on Form 10-K presents our financial results through the entire period and combined with results from the acquired entities for the portion of the period following date of the respective closings. As a result, the information contained herein may not be comparable to results in previous periods.

The intensely competitive nature of the market for broadband access systems has resulted in significant price erosion over time. We have experienced and expect to continue to experience downward pressure on our unit ASP or average selling price. A key component of our strategy is to decrease the cost of manufacturing our products to offset the decline in ASP. We intend to continue to implement cost reduction efforts, including the further integration of ASIC components, other design changes and manufacturing efficiencies.

We sustained a net loss of $180.8 million in the year ended December 31, 2000 and $64.1 million in 1999. We had an accumulated deficit of $329.1 million as of December 31, 2000. Our operating expenses are based in part on our expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. We expect to continue to increase our expenditures in technical development and sales and marketing as we engage in activities related to product enhancement, cost reduction and increasing market penetration. In addition, we anticipate that our expenses will increase as a result of the expenses associated with our recent acquisitions, including amortization. Additionally, we expect to increase our capital expenditures and other operating expenses in order to support our operations. We anticipate that we will spend approximately $30 million to $35 million on capital expenditures and approximately $90 million to $100 million on research and development during the year ending December 31, 2001. Anticipated capital expenditures consist of purchases of additional test equipment to support higher levels of production and computer hardware, furniture and leasehold improvements for our facilities, expanded geographical implementation of an enterprise resource planning system and software and equipment for newly hired employees. As a result of these anticipated increased operating expenses, we expect to continue to incur losses for the foreseeable future.

Results of Operations

Years Ended December 31, 2000 and 1999

Revenues. Revenues consist primarily of sales of broadband access systems to new and existing customers providing broadband access services over cable and copper wire infrastructures. Our revenues increased to $339.5 million for the year ended December 31, 2000 from $97.0 million in 1999. The increased revenues in 2000 were largely attributable to continuing deployments of our TeraComm system by new and existing customers. In addition, sales of products from acquired companies accounted for approximately $69.8 million of the increased revenues in the year ended December 31, 2000.

- -------------------------------------------------------------------------------

We sell our products directly to broadband access service providers, system resellers and distributors. Revenues related to product sales are generally recognized when: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectablity is reasonably assured. A provision is made for estimated product returns as product shipments are made. Our existing agreements with our system resellers and distributors do not contain price protection provisions and do not grant return rights beyond those provided by our standard warranty.

Cost of Goods Sold. Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations group. The cost of the manufacturing operations group includes assembly, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In the year ended December 31, 2000, we incurred cost of goods sold of $289.5 million compared to $72.0 million in 1999. Cost of goods sold for the year ended December 31, 2000 also included approximately $12.2 million of amortization of acquired intangible assets and a special charge of $19 million for vendor cancellation fees. Our cost of goods sold increased in the year ended December 31, 2000, compared to 1999, primarily due to increased product shipments and the inclusion of the amortization expense relating to acquired intangible assets.

Gross Profit. We achieved a gross profit of $50.0 million in the year ended December 31, 2000 compared to $25.0 million in 1999. This improvement in our gross profit was largely the result of increased product shipments and continued cost reduction efforts, including the further integration of ASIC components, other design changes and manufacturing efficiencies that aided us in the early part of the year, but were offset by slower demand beginning in the fourth quarter. We anticipate that continued decreases in the average sales price of our products will partially, if not completely, offset the benefits obtained from further cost reductions. Gross profit for the fourth quarter of 2000 declined as the result of lower than expected revenues, a shift in the mix of product shipped and an increase in inventory reserves.

Our gross profit is also influenced by the sales mix of TeraLink Master Controllers, TeraLink Gateways and TeraPro cable modems and the maturity of TeraComm system deployments in any quarter. TeraPro cable modems have lower margins than the TeraLink Master Controllers and TeraLink Gateway headend products. New deployments of TeraComm systems typically include a higher mix of headend equipment and involve smaller quantities of product sold. Products sold in connection with new deployments thus generally are sold at higher margins than products associated with more mature deployments of the TeraComm system, which generally involve larger quantities of products, primarily cable modems. We expect that the introduction of new customers and the relationship of revenues generated from the sale of TeraPro cable modems to our overall revenues will result in fluctuations in our gross profit in future periods.

Our gross profit also is influenced by the level of sales of products of acquired companies, which produce varying gross profit results. We expect that our gross profit will fluctuate in future periods as a result of these acquisitions.

Research and Development. Research and development expenses consist primarily of personnel costs, as well as designed prototype material expenditures, equipment and supplies required to develop and to enhance our products. Research and development expenses increased to $68.3 million in the year ended December 31, 2000 from $17.6 million in 1999. The increase in research and development expenses was primarily the result of increased personnel costs. The increased personnel costs were a result of the expansion of our employee base and the inclusion of employees from acquired companies as we continued to focus our efforts on developing new products. We intend to continue to increase investment in research and development as a result of these and other activities.

Cost of Product Development Assistance Agreement. In March 1999, we entered into a one-year Product Development Assistance Agreement with Rogers Communications Inc. Under the terms of the Development Agreement, Rogers was obligated to assist us with

- -------------------------------------------------------------------------------
the characterization and testing of our subscriber-end and head-end voice-over-cable equipment. In addition, Rogers was obligated to provide us with technology to assist us with our efforts to develop high quality, field proven technology solutions that are DOCSIS- compliant and packet cable-compliant. The Development Agreement had a term of one year. In consideration of Rogers entering into the Development Agreement, we issued Rogers two fully vested and non-forfeitable warrants, each to purchase 2.0 million shares of common stock on a cashless basis. One warrant had an exercise price of $0.50 per share and one warrant had an exercise price of $18.50 per share. The fair value of the two warrants was approximately $45.0 million and resulted in a non-cash charge included in operations over the one-year term of the Development Agreement. As a result of the Development Agreement, our results for the year ended December 31, 2000 include a non-cash charge of $9.6 million compared to $35.1 million in 1999. In March 2000, Rogers purchased 3,687,618 shares of our common stock on a net exercise basis, resulting in no proceeds to us.

In-Process Research and Development. We incurred charges of $30.5 million in the year ended December 31, 2000 related to research and development projects in process at Telegate, ANE, Combox, Internet Telecom, Ultracom, Mainsail, Digitrans and TrueChat at the time of the acquisitions. The projects identified as in-process will require additional effort in order to establish technological feasibility. These projects have identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured.

In-process technology acquired relating to the acquisition of Telegate, valued at approximately $7.5 million, consisted primarily of major additions to Telegate's core technology, which related to Telegate's planned development of new features. The majority of the intended functionality of these new features was not supported by Telegate's existing technology. Intended new features include: connection on demand functionality to extend the product's ISDN compatibility; the ability to use cordless technology for either voice or data applications; and, a subscriber end unit that can be used in multi- dwelling units.

In-process technology acquired relating to the acquisition of ANE, valued at approximately $750,000, consisted primarily of additions to ANE's core technology, which were related to ANE's planned development of new features. A portion of the intended functionality of these new features was not supported by ANE's existing technology. The resultant technology is intended to allow the transmission from a 56Kbps modem without the loss of transmission rate.

In-process technology acquired relating to the acqusition of Combox, valued at approximately $8 million consists primarily of additions to Combox's core technology, which were related to Combox's planned development of new features. A portion of the intended functionality of these new features was not supported by Combox's existing technology. Intended new features include modems that offer end-to-end solutions for both the cable and the satellite infrastructure.

In-process technology acquired relating to the acquisition of Internet Telecom, valued at approximately $2.6 million, consisted primarily of additions to Internet Telecom's core technology, which were related to Internet Telecom's planned development of new features. A portion of the intended functionality of these new features was not supported by Internet Telecom's current technology. Intended new features include network management switches and software to enhance product performance and marketability.

In-process technology acquired relating to the acquisition of Ultracom, valued at approximately $1.8 million, consists primarily of additions to Ultracom's core technology, which were related to Ultracom's planned development of new features. A portion of the intended functionality of these new features was not supported by Ultracom's existing technology. Intended new features include system on chip solutions for DOCSIS and DVB/DAVIC cable modems.

In-process technology acquired relating to the acquisition of Mainsail, valued at approximately $5.0 million, consisted primarily of additions to Mainsail's core technology, which were related to Mainsail's planned development of new features. A portion of the intended functionality of these new features was not supported by Mainsail's existing technology. The resultant technology is intended to provide a high capacity CPE (customer premise equipment) and low cost gateway.

- -------------------------------------------------------------------------------

In-process technology acquired relating to the acquisition of Digitrans, valued at approximately $5.0 million, consisted primarily of additions to Digitrans' core technology, which were related to Digitrans' planned development of new features. A portion of the intended functionality of these new features was not supported by Digitrans' existing technology. Intended new features include system on chip solutions for DOCSIS and DVB/DAVIC cable modems.

Notwithstanding the Company's expectations that the acquired in-process technology will be successfully developed, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses increased to $45.3 million in the year ended December 31, 2000 from $15.7 million in 1999. The increase in sales and marketing expenses was due to increased payroll costs related to additional sales and support personnel necessary to support the expansion of our customer base, increased payroll and associated costs from the expansion in our employee base resulting from acquired companies and increased commissions related to higher sales. Workforce intangible amortization accounted for approximately $3.0 million of the increase. We expect sales and marketing expenses to continue to increase as we expand our operations.

General and Administrative. General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses increased to $24.8 million in the year ended December 31, 2000 from $7.5 million in 1999. The increase was primarily due to costs associated with the increased infrastructure required to support our expanded activities and increased personnel costs associated with acquired companies. We expect general and administrative expenses will continue to increase in the near term as a result of these factors.

Goodwill Amortization. Goodwill arising from acquisitions completed during 2000 totaled $417.1 million and accounted for the significant increase in goodwill amortization in 2000 as compared to 1999. Amortization of goodwill and other intangibles related to acquisitions will increase in future periods due to the full year impact of the acquisitions made during 2000.

Interest Income and Expense. Interest income was $19.8 million in the year ended December 31, 2000 compared to $5.1 million in 1999. Interest expense was $11.3 million in the year ended December 31, 2000 compared to $93,000 in 1999. The increases to interest income and interest expense were due to the sale of $500 million of 5% Convertible Subordinate Notes due in August 2007, resulting in net proceeds to us of approximately $484.5 million.

Other Expense. Other expense for the year ended December 31, 2000 consisted primarily of approximately $995,000 in amortization of debt issuance costs, $508,000 in amortization of warrants issued in conjunction with a debt obligation, and $205,000 loss on sale of property and equipment.

Income Taxes. We have generated operating losses since our inception. Due to our inability to recognize a benefit from these operating losses, we had no provision for income taxes in 2000 and 1999.

Years Ended December 31, 1999 and 1998

  Revenues. Our revenues increased to $97.0 million in 1999 from $31.7 million in 1998. The increased revenues in 1999 were primarily attributable to the addition of new customers in 1999 and continuing deployments of our TeraComm system by existing customers, and, to a lesser extent, the sales of products acquired as a result of

- -------------------------------------------------------------------------------
our acquisition of Imedia. The impact on revenues resulting from the acquisition of Radwiz was not significant for the year ended December 31, 1999.

  Cost of Goods Sold. In 1999, we incurred $72.0 million in cost of goods sold, which included the cost of our manufacturing operations group and approximately $1.9 million of amortization of intangibles assets resulting from the acquisitions of Imedia and Radwiz. In 1998, we incurred $34.5 million in cost of goods sold, which included the cost of our manufacturing operations group and a charge of $1.3 million relating to the write-off of obsolete inventory and the transition of manufacturing operations.

  Gross Profit (Loss). Our gross profit was $25.0 million or 26% of revenue in 1999. This compares to a loss of $2.8 million in 1998. The improvement in our gross profit in 1999 compared to 1998 was due largely to the introduction of a cable modem using a single-board design in the fourth quarter of 1998. This modem has a higher gross margin than our original dual board design. Subsequent to the introduction of the single-board design, we have successfully introduced cost reduced versions that have allowed us to continue to improve gross margin.

  Research and Development. Research and development expenses increased to $17.6 million in 1999 from $10.7 million in 1998, primarily as a result of increased personnel costs. The increased personnel costs were a result of expansion in our own employee base as we focused our efforts on developing new products and enhancing our existing products. The increased personnel costs also were the result of the acquisitions of Imedia and Radwiz.

  Cost of Product Development Assistance Agreement. As a result of our Product Development Assistance Agreement with Rogers Communications, Inc., our results for 1999 included a noncash charge of $35.1 million.

  In-Process Research and Development. We incurred charges of $11.0 million for the year ended December 31, 1999 related to research and development projects in process at Imedia at the time of the acquisition and $3.6 million related to research and development project in process at Radwiz at the time of the acquisition. The projects identified as in-process will require additional effort in order to establish technological feasibility. These projects had identifiable technological risk factors that indicate that even though successful completion was expected, it is not assured.

  In-process technology resulting from the acquisition of Imedia consisted primarily of additions to Imedia's core technology, which were related to Imedia's planned development of new features. The majority of the intended functionality of these new features was not supported by Imedia's existing technology. Intended new features include offering high quality video service over the Internet and multiplexing data with video. We expect that in-process technology will be successfully developed and that initial benefits from these projects will begin in 2001. However, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

  In-process technology resulting from the acquisition of Radwiz consisted primarily of additions to Radwiz's core technology, which were related to Radwiz's planned development of new features. The majority of the intended functionality of these new features were not supported by Radwiz's current technology. Intended new features include offering: end-to-end carrier quality of service; allowing access via an ATM network; and, providing ISDN line functionality. We expect that in-process technology will be successfully developed and that initial benefits from these projects began in mid-year 2000. However, significant technical challenges must be resolved in order to complete the in-process technology.

  Sales and Marketing. Sales and marketing expenses increased to $15.7 million in 1999 from $6.9 million in 1998, primarily due to increased payroll costs related to additional sales and support personnel necessary to support the expansion of our customer base and resulting from the acquisitions of Imedia and Radwiz, and increased commissions related to higher sales.

  General and Administrative. General and administrative expenses increased to $7.5 million in 1999 from $3.2 million in 1998. The increase was primarily a result of

- -------------------------------------------------------------------------------
costs associated with the increased infrastructure required to support our expanded activities and due to increased personnel costs associated with our acquisitions of Imedia and Radwiz.

  Goodwill Amortization. Goodwill amortization in 1999 pertained to intangible assets acquired in the Imedia acquisition completed on September 16, 1999 and the Radwiz acquisition completed on November 22, 1999.

  Net Interest Income. Net interest income increased to $5.0 million in 1999 from $449,000 in 1998, primarily as a result of higher average cash balances subsequent to our public offering in January 1999.

  Series F Convertible Preferred Stock Dividend. We recorded a dividend of $23.9 million in 1998. The dividend represented the fair value of a warrant to purchase 6,000,000 shares of our common stock, and was recorded under the provision of EITF No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The warrant was issued in connection with the sale of $5.0 million of convertible preferred stock to Shaw. Shaw purchased 3,000,000 shares of common stock in March 1999 and 3,000,000 shares of our common stock in November 1999 under the terms of the warrant, resulting in net proceeds to us of $19.5 million.

  Income taxes. We have generated operating losses since our inception. Due to our inability to recognize a benefit from these operating losses we had no provision for income taxes in 1999 and 1998.

Operating Segment Information

We view our business as having two principal operating segments: Cable Broadband Access Systems and Telecom Access Systems. The Cable segment consists primarily of the TeraComm system, the CherryPicker Digital Video Management Systems, and the Multigate Telephony and Data Access Systems which are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The Telecom segment consists primarily of the Miniplex DSL Systems, the IPTL Converged Voice and Data Service System and the Highlink, which are sold to providers of broadband services for the deployment of voice and data services over the existing copper wire infrastructure. We sell directly to providers of broadband access services and to distributors and resellers throughout the world. In the years ended December 31, 1999 and 1998, we operated in one segment, the sale of cable broadband access systems.

Cable. In 2000, the increased revenues for the cable segment were largely attributable to continuing deployments of our TeraComm system by new and existing customers. In addition, sales of acquired products contributed to the increase revenues. Operating income also increased as a result of these factors as well as continuing product cost reduction efforts.

Telecom. Revenues and operating losses in 2000 were attributable to the operations of Radwiz, acquired in November 1999, and ANE, acquired in April 2000.

See note 12 of Notes to Consolidated Financial Statements.

Litigation

In September 1999, Imedia, now our subsidiary, was named as a defendant in a case alleging that Imedia breached its term sheet agreement with the plaintiffs by negotiating with us while a no-shop provision was in place and refusing to allow the plaintiffs to invest in Imedia. The plaintiffs are seeking damages in excess of $12.0 million. As part of the terms of the Imedia Agreement and Plan of Merger and Reorganization, shares of our common stock to be issued to the former shareholders of Imedia were placed in escrow to indemnify us for any damages that are directly or indirectly suffered as a result any claim brought by any person who was a prospective investor in Imedia and was not a security holder of Imedia on the closing date of the Imedia acquisition. The value of the escrowed shares was approximately $10.0 million based on the market value of our common stock on the closing date.

- -------------------------------------------------------------------------------

On or about September 5, 2000, the Company received an amended complaint ("Complaint") in a matter captioned Evergreen Canada Israel Management, Ltd. v. Imedia Corporation, case no. 306185, pending in the Superior Court of the State of California for the City and County of San Francisco. The Complaint alleges both (i) intentional interference with contractual relations and (ii) intentional interference with prospective economic advantage against the Company, claiming that the Company formed and operated a conspiracy to deprive plaintiffs of the opportunity to invest in Imedia", a company that the Company acquired in 1999. Plaintiffs argue that, prior to the Company's purchase of the Imedia shares, the Company knew of an alleged, pre-existing financing agreement between plaintiffs and Imedia that contained a "no shop" clause, prohibiting Imedia from seeking or obtaining financing from any other sources, including (apparently, in plaintiffs' view) a prohibition against Imedia selling it own stock or engaging in related transactions that preceded the acquisition. The Company was subsequently served with the Complaint and has filed a demurrer challenging the legal sufficiency of the two causes of action. The hearing occurred January 16, 2001, prior to a final ruling from the court, plaintiffs amended the complaint. The case is in its initial stages, and no trial date has been established. We have reviewed the amended allegations made by the plaintiffs, and we intend to vigorously defend the lawsuit. We do not believe that the outcome will have a negative impact on our financial position, results of operations or cash flows.

In April 2000, a lawsuit against us and certain of our officers and directors, entitled Birnbaum v. Terayon Communication Systems, Inc., was filed in the United States District Court for the Central District of California. The venue for the lawsuit was moved to the Northern District of California. The plaintiff purports to be suing on behalf of a class of stockholders who purchased or obligated themselves to purchase our securities during the period from February 2, 2000 to April 11, 2000. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. Several other lawsuits similar to the Birnbaum suit have since been filed. On August 24, 2000, the lawsuits against us and other named individual defendants were consolidated in the U.S. District Court of the Northern District of California and lead plaintiffs and lead plaintiffs' counsel was appointed pursuant to the Private Securities Litigation Reform Act. On September 21, 2000, plaintiffs filed a Consolidated Class Action Complaint for violation of federal securities laws. The consolidated complaint contains allegations nearly identical to the Birnbaum suit. Defendants filed a motion to dismiss the consolidated complaint on October 30, 2000, and plaintiffs filed an opposition. On January 8, 2001, the court held a hearing on defendants' motion, and on March 14, 2001, the court, in part, dismissed the consolidated complaint and granted plaintiffs thirty (30) days to file a new, amended complaint. The lawsuits seek an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and we intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

On October 18, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib, and Raymond Fritz) in the superior court of San Luis Obispo County, California. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc., Case No. CV 000900. The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action under California Business & Professions Code Sections 17200 et seq. and 17500 et seq. for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of "all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants' activity, and as the Court shall determine is not inconsistent with the exercise of the Court's jurisdiction." Plaintiffs seek equitable and injunctive relief. Defendants filed a motion to dismiss the complaint on January 19, 2001. A hearing on defendants motion was held March 26, 2001, and the court's decision is pending. The Company believes that these allegations, as with the allegations in the federal securities case, are without merit and intends to contest the matter vigorously.

Liquidity and Capital Resources

- -------------------------------------------------------------------------------

At December 31, 2000, we had approximately $347.0 million in cash and cash equivalents, $215.4 million in short-term investments and a $2.5 million revolving line of credit. There were no outstanding borrowings under the line of credit.

In July 2000, we issued $500 million of 5% Convertible Subordinated Notes due in August 2007, resulting in net proceeds to us of approximately $484.5 million. The notes are our general unsecured obligation and are subordinated in right of payment to all of our existing and future senior indebtedness and to all of the liabilities of our subsidiaries. The Convertible Notes are convertible into shares of our common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. Interest is payable semiannually. Debt issuance costs related to the notes were approximately $15.5 million.

In February 2001, we repurchased approximately $195.6 million in principal of the notes, at a pretax gain of approximately $121.0 million.

Cash provided by operating activities for the year ended December 31, 2000 was $19.3 million compared to $7.9 million used in 1999. Cash used by investing activities was $206.7 million in 2000 compared to $72.7 million in 1999. Investing activities consisted primarily of the purchase and sale of short-term investments in 2000 and 1999. Cash provided by financing activities was $502.0 million in 2000 compared to $98.7 million in 1999. In 2000, financing activities consisted primarily of proceeds from the issuance of our convertible subordinated notes as well as proceeds from the exercise of options and the issuance of common stock. In 1999, financing activities consisted primarily of the sale and issuance of common stock in a public offering.

As of December 31, 2000, we had approximately $169.0 million of purchase obligations. We anticipate that these obligations will become payable at various times through mid-2002. We intend to make these payments out of available working capital.

In the fourth quarter of 2000 we recorded a special charge of $19.0 million for vendor cancellation fees relating to purchase obligations.

We believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months.

Recent Financial Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No.44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25". FIN 44 is intended to clarify the application of APB Opinion No. 25 by providing guidance regarding, among other issues: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The adoption of FIN 44 did not have a material impact on our consolidated financial position or results of operations.

RISK FACTORS

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We Have a Limited Operating History and a History of Losses.

  We have a limited operating history, and it is difficult to predict our future operating results. We began shipping products commercially in June 1997,

- -------------------------------------------------------------------------------
and we only have been shipping products in volume since the first quarter of 1998. As of December 31, 2000, we had an accumulated deficit of $329.1 million. We believe that we will continue to experience net losses for the foreseeable future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. We expect to continue to increase expenses for the foreseeable future to support increased sales and marketing and technical support costs. Any significant delay in our anticipated revenues or commercialization of new products would harm our business. The revenue and profit potential of our business and our industry are unproven. We had negative gross margins from our inception until the fourth quarter of 1998, and any future revenue growth may not result in positive gross margins or operating profits in future periods.

Our Operating Results May Fluctuate.

     Our quarterly revenues are likely to fluctuate significantly in the future due to a number of factors, many of which are outside our control. Factors that could affect our revenues include the following:

     .  variations in the timing of orders and shipments of our products;

     .  variations in the size of the orders by our customers;

     .  new product introductions by competitors;

     .  delays in our introduction of new products;

     . delays in our receipt of and cancellation of orders forecasted by our customers;

     . delays by our customers in the completion of upgrades to their cable infrastructure;

     . variations in capital spending budgets of broadband access service providers;

     . adoption of industry standards and the inclusion in or compatibility of our technology with any such standards; and

     . delays in obtaining regulatory approval for commercial deployment of cable modem systems.

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

     A variety of factors affect our gross margin, including the following:

     .  the sales mix of our products;

     .  the volume of products manufactured;

     .  the type of distribution channel through which we sell our products;

     .  the average selling prices, or ASP, of our products; and

     .  the effectiveness of our cost reduction measures.

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

- --------------------------------------------------------------------------------

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

We Are Dependent on a Small Number of Customers.

     Three customers (two of which are related parties) accounted for approximately 45% of our revenues for the year ended December 31, 2000 and four customers (two of which are related parties) accounted for approximately 66% of our revenues for the year ended December 31, 1999. We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future. In addition, we believe that sales to these customers will be focused on a limited number of projects.

     The cable industry is undergoing significant consolidation in North America and internationally, and a limited number of cable operators controls an increasing number of cable systems. Currently, ten cable operators in the United States own and operate facilities passing approximately 86% of total homes passed. In addition, the North American DSL market is concentrated with the major ILECs, constituting a significant percentage of the market. As a result, our sales will be largely dependent upon product acceptance by the leading broadband service providers. Currently, the timing and size of each customer's order is critical to our operating results. Our major customers are likely to have significant negotiating leverage and may attempt to change the terms, including pricing, upon which we do business with them. These customers also may require longer payment terms than we anticipate, which could require us to raise additional capital to meet our working capital requirements. Reduced spending in the cable and telecom industries will also have a negative impact on our operations.

Acquisitions Could Result In Dilution, Operating Difficulties and Other Adverse Consequences.

     We have acquired ten businesses since September 1999: Imedia in September 1999; Radwiz in November 1999; Telegate in January 2000; ANE in April 2000; ComBox, Ltd. in April 2000; assets of Internet Telecom in April 2000; Ultracom in April 2000; Mainsail in September 2000; Digitrans in September 2000 and TrueChat in December 2000. The process of integrating any acquired business into our business and operations is risky and may create unforeseen operating difficulties and expenditures. The areas in which we may face difficulties include:

     . diversion of management time (both ours and that of the acquired companies) during the period of negotiation through closing and after closing from the ongoing development of our businesses, issues of integration and future products;

     . decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business;

     . the need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if this integration is delayed or not implemented; and

     . the need to implement controls, procedures and policies appropriate for a larger public group of companies that prior to acquisition had been smaller, private companies.

     We have very limited experience in managing this integration process.

- --------------------------------------------------------------------------------

Moreover, the anticipated benefits of any or all of these acquisitions may not be realized.

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

There Are Many Risks Associated with Our Participation in the Establishment of Advanced Physical Layer Specifications to Be Added to DOCSIS.

     In November 1998, CableLabs selected us to co-author DOCSIS 1.2 (Data Over Cable Service Interface Specifications), an enhanced version of the DOCSIS cable modem specification based in part on our S-CDMA technology. In September 1999, CableLabs indicated that it intended to proceed with the advanced physical layer
(PHY) work on two parallel tracks: one for the development of a prototype based on our S-CDMA technology and one for the inclusion of Advanced TDMA technology (Time Division Multiple Access), as proposed by other companies. In February 2000, CableLabs further clarified the status of the advanced PHY project regarding a separate release that will include TDMA technologies. In addition, CableLabs reiterated that it is continuing to work with us on the development of a DOCSIS specification that could include our S-CDMA technology. To that end, CableLabs has requested that we submit a prototype of a DOCSIS system that incorporates an S-CDMA advanced PHY capability for testing. CableLabs has stated that if the testing of this prototype reveals that the S-CDMA advanced PHY works as claimed (including proper backwards compatibility and coexistence with the other aspects of DOCSIS), and if the costs for adding S-CDMA to DOCSIS products are in line with estimates, then it is likely, but not certain, that S-CDMA advanced PHY capabilities will be included in a future version of the DOCSIS specification. The prototype we submit to CableLabs may fail to demonstrate the level of performance that CableLabs seeks; even if it does meet performance expectations there can be no guarantee that CableLabs will incorporate the technology into a future version of DOCSIS specifications. In addition, if CableLabs does proceed to include S-CDMA in a future DOCSIS specification, there can be no guarantee that the DOCSIS S-CDMA specification will be the same as the specification we incorporated in the prototype submitted for tests, which may require us to further develop our prototype.

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

     We have already given CableLabs assurances that we will contribute some

- ------------------------------------------------------------------------------
aspects of our proprietary S-CDMA technology to a royalty-free intellectual property pool, if S-CDMA is included in a future version of DOCSIS specifications. This royalty-free pool has been established by CableLabs to facilitate the participation of as many vendors as possible in providing equipment that is compatible with the DOCSIS specifications. As a result, any of our competitors who join the DOCSIS intellectual property pool would have access to some aspects of our technology and would not be required to pay us any royalties or other compensation. If a competitor is able to duplicate the functionality and capabilities of our technology, we could lose some or all of the time-to-market advantage we might otherwise have, which could harm our future revenues and operating results.

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

We Need to Develop New Products in Order to Remain Competitive.

     Our future success will depend in part on our ability to develop, introduce and market new products in a timely manner. We also must respond to competitive pressures, evolving industry standards and technological advances. Our current S-CDMA products are not DOCSIS-compliant. We are currently developing a prototype of a DOCSIS system that incorporates an S-CDMA advanced PHY capability for testing and potential eventual inclusion in the DOCSIS standard. There is no guarantee that we will be successful in developing the prototype or that the prototype, if successfully developed, will be included in a future release of the DOCSIS standard. We anticipate that during the year 2001, existing or potential customers may delay or cancel purchases of our TeraComm system in order to purchase systems that comply with the DOCSIS standard. In addition, potential new customers could decide to purchase DOCSIS-compliant products from one or more of our competitors rather than from us. In order to promote sales of our current products, we may be required to reduce our prices for sales to existing customers. This would harm our operating results and gross margin.

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

- --------------------------------------------------------------------------------

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

     Some of our competitors are larger and manufacture products in significantly greater quantities than we intend to for the foreseeable future. Consequently, these competitors have more leverage in obtaining favorable pricing from suppliers and manufacturers. In order to remain competitive, we must significantly reduce the cost of manufacturing our cable modems through design and engineering changes. We may not be successful in redesigning our products. Even if we are successful, our redesign may be delayed or may contain significant errors and product defects. In addition, any redesign may not result in sufficient cost reductions to allow us to significantly reduce the list price of our products or improve our gross margin. Reductions in our manufacturing costs will require us to use more highly integrated components in future products and may require us to enter into high volume or long-term purchase or manufacturing agreements. Volume purchase or manufacturing agreements may not be available on acceptable terms. We could incur expenses without related revenues if we enter into a high volume or long-term purchase or manufacturing agreement and then decide that we cannot use the products or services offered by the agreement. We have incurred cancellation charges in the past and may incur such charges in the future.

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

     The demand for broadband access services has resulted in the development of several competing modulation technologies. For example, some of our cable

- --------------------------------------------------------------------------------
products utilize a modulation technology known as S-CDMA, while several of our competitors utilize modulation technologies known as TDMA and Frequency Division Multiple Access or FDMA. Our headend equipment and cable modem products currently are not interoperable with the headend equipment and modems of other suppliers of broadband access products. As a result, potential customers who wish to purchase broadband access products from multiple suppliers may be reluctant to purchase our products. Although our technology may be incorporated into a future version of a DOCSIS specification or another industry standard, we cannot be certain that major cable operators will adopt these standards. Major cable operators may not adopt products or technologies based on our current proprietary S-CDMA technology or on any future industry standard S-CDMA technology. Further, major cable operators may adopt products or standards technologies based on competing modulation technologies. If competitors using other modulation technologies can incorporate functionality and capabilities currently found in S-CDMA, the value of our S-CDMA technology would be diminished.

Broadband Access Services Have Not Achieved Widespread Market Acceptance, and Many Competing Technologies Exist.

     Our success will depend upon the widespread commercial acceptance of broadband access services by service providers and end users of broadband access services. The market for these services is not fully developed. We cannot accurately predict the future growth rate or the ultimate size of the market for broadband access services. Potential users of our products may have concerns regarding the security, reliability, cost, ease of installation and use and capability of broadband access services in general.

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

We May Be Unable to Establish These Additional Distribution Channels.

     If we do establish them, we may be unable to hire the additional personnel necessary to foster and enhance such distribution channels. In addition, if the cable modem market shifts to a retail distribution model, we may not successfully establish a retail distribution presence. To the extent that large consumer electronics companies enter the cable modem market, their well-established retail distribution capabilities would provide them with a significant competitive advantage. We may be unable to market effectively to broadband access service providers. Our growth and future success will be substantially dependent upon our ability to convince providers of broadband access services to adopt our technologies, purchase our products and effectively market our products to end users. Our potential customers are likely to prefer purchasing products from established manufacturing companies that can demonstrate the capability to supply large volumes of products on short notice. In addition, many of our potential customers may be reluctant to adopt technologies that have not gained acceptance among other providers of similar services. This reluctance could result in lengthy product testing and acceptance cycles for our products. Consequently, the impediments to our

- --------------------------------------------------------------------------------
initial sales may be even greater than those to later sales.

     No established distribution network in the cable modem industry exists that would provide us with easy access to smaller or geographically diverse cable operators. Therefore, our initial sales to larger, more established cable operators are critical to our business. Although we intend to establish strategic relationships with leading distributors worldwide, we may not succeed in establishing these relationships. Even if we do establish these relationships, the distributors may not succeed in marketing our products to cable operators. Some of our competitors have already established relationships with certain cable operators. These established relationships may further limit our ability to sell products to those cable operators. We do not have long, well-established relationships with those cable operators. If we were to sell our products to those cable operators, it would likely not be based on long-term contracts and those customers would be able to terminate their relationships with us at any time.

     In addition, one or more of our current customers could cancel its relationship with us at any time. We have recently begun marketing and selling our products to providers of DSL and wireless broadband services and thus we have very limited experience. We do not have long, well-established relationships with these providers, and we may not be successful in establishing these relationships.

We Are Dependent on Broadband Service Providers Choosing to Offer Additional Services to Their Customers.

     We depend on cable operators to purchase our cable modem systems and to provide our cable modems to end users. Cable operators have a limited amount of available bandwidth over which they can offer robust data services, and they may not choose to provide these data services to their customers. If cable operators choose to provide these services, we also will depend upon them to market these services to cable customers, to install our equipment and to provide support to end users. In addition, we will be highly dependent on cable operators to continue to maintain their cable infrastructure in a manner that allows us to provide consistently high performance and reliable services. Our success also will depend upon the acceptance of our products by other providers of services to the cable industry, such as Excite@Home's @Home Network and Road Runner, a joint venture between MediaOne Group Inc. and Time Warner Cable. Sales of our DSL and wireless products are also dependent on service providers choosing to purchase our products and to provide additional services to their end users.

Sales of Our Cable Products Are Dependent on the Cable Industry Upgrading to Two-Way Cable Infrastructure.

     Demand for our products will depend, to a significant degree, upon the magnitude and timing of capital spending by cable operators for implementation of access systems for data transmission over cable networks. This involves the enabling of two-way transmission over existing coaxial cable networks and the eventual upgrade to HFC in areas of higher penetration of data services. If cable operators fail to complete these upgrades of their cable infrastructures in a timely and satisfactory manner, the market for our products could be limited. In addition, few businesses in the United States currently have cable access. Cable operators may not choose to upgrade existing residential cable systems or to install new cable systems to serve business locations.

     The success and future growth of our business will be subject to economic and other factors affecting the cable television industry generally, particularly its ability to finance substantial capital expenditures. Capital spending levels in the cable industry in the United States have fluctuated significantly in the past, and we believe that such fluctuations will occur in the future. We are currently experiencing reduced levels of spending in the cable industry. The capital spending patterns of cable operators are dependent on a variety of factors, including the following:

     .  the availability of financing;

- --------------------------------------------------------------------------------

     . cable operators' annual budget cycles, as well as the typical reduction in upgrade projects during the winter months;

     . the status of federal, local and foreign government regulation and deregulation of the telecommunications industry;

     .  overall demand for cable services;

     . competitive pressures (including the availability of alternative data transmission and access technologies);

     .  discretionary consumer spending patterns; and

     .  general economic conditions.

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

Supply of Our Products May Be Limited by Our Ability to Forecast Demand Accurately.

     The emerging nature of the broadband access services market makes it difficult for us to accurately forecast demand for our products. Our inability to accurately forecast the actual demand for our products could result in supply, manufacturing or testing capacity constraints. These constraints could result in delays in the delivery of our products or the loss of existing or potential customers, either of which could have a negative impact on our business, operating results or financial condition. In addition, we had unconditional purchase obligations of approximately $169.3 million as of December 31, 2000, primarily to purchase minimum quantities of materials and components used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate.

We Are Dependent on Key Third-Party Suppliers.

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

We May Be Unable to Migrate to New Semiconductor Process Technologies Successfully or on a Timely Basis.

     Our future success will depend in part upon our ability to develop products that utilize new semiconductor process technologies. These technologies change rapidly and require us to spend significant amounts on research and development. We continuously evaluate the benefits of redesigning our integrated circuits

- --------------------------------------------------------------------------------
using smaller geometry process technologies to improve performance and reduce costs. The transition of our products to integrated circuits with increasingly smaller geometries will be important to our competitive position. Other companies have experienced difficulty in migrating to new semiconductor processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. Moreover, we depend on our relationship with our third-party manufacturers to migrate to smaller geometry processes successfully.

Our Ability to Directly Control Product Delivery Schedules and Product Quality Is Dependent on Third-Party Contract Manufacturers.

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

There Are Many Risks Associated with International Operations.

     We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. International sales are subject to a number of risks, including the following:

     .  changes in foreign government regulations and communications standards;

     .  export license requirements, tariffs and taxes;

     .  other trade barriers;

     .  difficulty in protecting intellectual property;

     .  difficulty in collecting accounts receivable;

     .  difficulty in managing foreign operations; and

     .  political and economic instability.

     If our customers are affected by currency devaluations or general economic crises, such as the recent economic crisis affecting many Asian and Latin American economies, their ability to purchase our products could be reduced significantly. Payment cycles for international customers typically are longer than those for customers in the United States. Foreign markets for our products may develop more slowly than currently anticipated. Foreign countries may decide not to construct cable infrastructure or may prohibit, terminate or delay the construction of new cable plants for a variety of reasons. These reasons include environmental issues, economic downturns, the availability of favorable pricing for other communications services or the availability and cost of related equipment. Any action like this by foreign countries would reduce the market for our products.

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

- --------------------------------------------------------------------------------

We May Be Unable to Provide Adequate Customer Support.

     Our ability to achieve our planned sales growth and retain current and future customers will depend in part upon the quality of our customer support operations. Our customers generally require significant support and training with respect to our broadband access systems, particularly in the initial deployment and implementation stages. To date our sales have been concentrated in a small number of customers. We have limited experience with widespread deployment of our products to a diverse customer base. We may not have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. Our inability to provide sufficient support to our customers could delay or prevent the successful deployment of our products. In addition, our failure to provide adequate support could harm our reputation and relationship with our customers and could prevent us from gaining new customers.

Our Industry Is Highly Competitive with Many Established Competitors.

     The market for broadband access systems is extremely competitive and is characterized by rapid technological change. Our direct competitors in the cable access systems arena include Cisco Systems, Com21, General Instrument, Matsushita Electric Industrial (which markets products under the brand name "Panasonic"), Motorola, Nortel Networks, Vyyo, Thomson Consumer Electronics (which markets products under the brand name "RCA"), Samsung, Scientific-Atlanta, Sony, 3Com, Toshiba and Zenith Electronics. We also compete with companies that develop integrated circuits for broadband access products, such as Broadcom, Conexant and Texas Instruments. We also sell products that compete with existing data access and transmission systems utilizing the telecommunications networks, such as those of 3Com. Additionally, our controller and headend system products face intense competition from well-established companies such as Cisco, Nortel and 3Com. In addition, we compete with companies in the DSL arena such as ECI, Charles Industries, Pairgain, Copper Mountain, Accelerated Networks, Integral Access and VINA Technologies.
As standards, such as DOCSIS, are developed for broadband access systems, other companies may enter the broadband access systems market. The principal competitive factors in our market include the following:

     .  product performance, features and reliability;

     .  price;

     .  size and stability of operations;

     .  breadth of product line;

     .  sales and distribution capability;

     .  technical support and service;

     .  relationships with providers of broadband access services; and

     .  compliance with industry standards.

     Some of these factors are outside of our control. The existing conditions in the broadband access market could change rapidly and significantly as a result of technological advancements. The development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Our competitors may introduce broadband access products that are less costly, provide superior performance or achieve greater market acceptance than our products.

     Many of our current and potential competitors have significantly greater financial, technical, marketing, distribution, customer support and other resources, as well as greater name recognition and access to customers than we do. The anticipated widespread adoption of DOCSIS and other industry standards is likely to cause increased worldwide price competition, particularly in the

- --------------------------------------------------------------------------------

North American market. The adoption of DOCSIS and these other standards also could result in lower sales of our TeraComm system, including the higher margin headend products. Any increased price competition or reduction in sales of our headend products would result in downward pressure on our gross margin. We cannot accurately predict how the competitive pressures that we face will affect our business.

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

We Are Dependent on Key Personnel.

     Due to the specialized nature of our business, we are highly dependent on the continued service of, and on the ability to attract and retain qualified engineering, sales, marketing and senior management personnel. The competition for personnel is intense. The loss of any of these individuals, particularly our Chairman, President and Chief Technical Officer, Shlomo Rakib, and our Chief Executive Officer, Zaki Rakib, would harm our business. In addition, if we are unable to hire additional qualified personnel as needed, we may be unable to adequately manage and complete our existing sales commitments and to bid for and execute additional sales. Further, we must train and manage our growing employee base, which is likely to require increased levels of responsibility for both existing and new management personnel. Our current management personnel and systems may be inadequate, and we may fail to assimilate new employees successfully.

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

- --------------------------------------------------------------------------------

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

     In November 1998, CableLabs selected us to co-author DOCSIS 1.2, an enhanced version of the DOCSIS cable modem specification based in part on our S-CDMA technology. In September 1999, CableLabs indicated that it intended to proceed with the advanced PHY work on two parallel tracks: one for the development of a prototype based on our S-CDMA technology and one for the inclusion of Advanced TDMA technology, as proposed by other companies. In February 2000, CableLabs further clarified the status of the advanced PHY project regarding a separate release that will include TDMA technologies. In addition, CableLabs reiterated that it is continuing to work with us on the development of a DOCSIS specification that could include our S-CDMA technology. To that end, we have indicated to CableLabs that we would contribute some aspects of our S-CDMA technology to the DOCSIS intellectual property pool if a DOCSIS specification is approved that includes our S-CDMA technology.

     We would contribute our technology pursuant to a license agreement with CableLabs that we would execute at that time, and which contains the terms that CableLabs has established for the inclusion of any intellectual property from any source in the DOCSIS specifications. Under the terms of the proposed license agreement, we would grant to CableLabs a royalty-free license for those aspects of our S-CDMA technology that are essential for compliance with the DOCSIS cable modem standard. So-called "implementation know how" is not covered by this license-only those aspects of the technology that are essential to implementing a compliant product. CableLabs would have the right to extend royalty-free sublicenses to companies that wish to build DOCSIS-compatible products. These sublicenses would allow participating companies to utilize and incorporate the essential portions of the S-CDMA technology on a royalty-free basis for the limited use of making and selling products or systems that comply

- --------------------------------------------------------------------------------
with the DOCSIS cable modem specification. We have already joined the DOCSIS intellectual property pool and, as a result, we have a royalty-free sublicense that allows us to ship DOCSIS-compatible products which contain intellectual property submitted by other companies. The scope of this license would not extend to the use of the S-CDMA technology in other areas; only for products that comply with the DOCSIS specifications. As a result, any of our competitors who join or have joined the DOCSIS intellectual property pool will have access to some aspects of our technology without being required to pay us any royalties or other compensation. If we submit S-CDMA to the DOCSIS Intellectual Property pool, we are in no way restricted from entering into royalty-bearing license agreements with companies that wish to use the S-CDMA technology for purposes other than implementing DOCSIS compatible products, or that do not wish to enter into the DOCSIS intellectual property pool. Further, some of our competitors have been successful in reverse engineering the technology of other companies, and the inclusion of S-CDMA in a future DOCSIS specification would expose some aspects of our technology to those competitors. DOCSIS specifications are available on an open basis once they are approved, not only to companies that are members of the DOCSIS intellectual property Pool. If a competitor is able to duplicate the functionality and capabilities of our technology, we could lose all or some of the time-to-market advantage we might otherwise have. Under the terms of the proposed license agreement, if we sue certain parties to the proposed license agreement on claims of infringement of any copyright or patent right or misappropriation of any trade secret, those parties may terminate our license to the patents or copyrights they contributed to the DOCSIS intellectual property pool. If a termination like this were to occur, we would continue to have access to some aspects of the DOCSIS intellectual property pool, but we would not be able to develop products that fully comply with the DOCSIS cable modem specification. Also, even if we were to be removed from the DOCSIS intellectual property pool, we would not be prevented from developing and selling products that fully comply with the DOCSIS specifications, but we would not be able to do this with the benefit of a royalty-free license, which would increase the cost of our products, assuming we were able to obtain a license agreement for the required technology. Because of these terms, we may find it difficult to enforce our intellectual property rights against certain companies, even in areas that are not directly related to DOCSIS specifications and products.

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

     We pursue the registration of our trademarks in the United States and foreign countries and have applications pending to register several of our trademarks. However, the laws of certain foreign countries might not protect our products or intellectual property rights to the same extent as the laws of the United States. This means that effective trademark, copyright, trade secret and patent protection might not be available in every country in which our products might be manufactured, marketed or sold.

Our Business Is Subject to Communications Industry Regulations.

     Our business and our customers are subject to varying degrees of federal, state and local regulation. The jurisdiction of the Federal Communications Commission extends to the communications industry, including our broadband

- --------------------------------------------------------------------------------
access products. The FCC has promulgated regulations that, among other things, set installation and equipment standards for communications systems. Although
FCC regulations and other governmental regulations have not materially restricted our operations to date, future regulations applicable to our business or our customers could be adopted by the FCC or other regulatory bodies. For example, FCC regulatory policies affecting the availability of cable services and other terms on which cable companies conduct their business may impede our penetration of certain markets. In addition, regulation of cable television rates may affect the speed at which cable operators upgrade their cable infrastructures to two-way HFC. In addition, the increasing demand for communications systems has exerted pressure on regulatory bodies worldwide to adopt new standards for such products and services. This process generally involves extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past, and may in the future, cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers.

     If other countries begin to regulate the cable modem industry more heavily or introduce standards or specifications with which our products do not comply, we will be unable to offer products in those countries until our products comply with those standards or specifications. In addition, we may have to incur substantial costs to comply with those standards or specifications. For instance, should the Digital Audio Visual Counsel (DAVIC) standards for ATM-based digital video be established internationally, we will need to conform our cable modems to compete. Further, many countries do not have regulations for installation of cable modem systems or for upgrading existing cable network systems to accommodate our products. Whether we currently operate in a country without these regulations or enter into the market in a country where these regulations do not exist, new regulations could be proposed at any time. The imposition of regulations like this could place limitations on a country's cable operators' ability to upgrade to support our products. Cable operators in these countries may not be able to comply with these regulations, and compliance with these regulations may require a long, costly process. For example, we experienced delays in product shipments to a customer in Brazil due to delays in certain regulatory approvals in Brazil. Similar delays could occur in other countries in which we market or plan to market our products. In addition, our customers in certain parts of Asia, such as Japan, are required to obtain licenses prior to selling our products, and delays in obtaining required licenses could harm our ability to sell products to these customers.

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

We Are Vulnerable to Earthquakes, Power Outages and Other Unexpected Events.

     The facility housing our corporate headquarters, the majority of our research and development activities and our in-house manufacturing operations is located in an area of California known for seismic activity. In addition, the operations of some of our key suppliers are also located in this area and in other areas know for seismic activity, such as Taiwan. An earthquake, or other significant natural disaster, could result in an interruption in our business or that of one or more of our key suppliers. Such an interruption could harm our operating results. In addition, in recent months there has been a shortage of electricity in California. As a result, many regions, including the San Francisco Bay Area, where our headquarters are located, have experienced rolling power outages as capacity has failed to satisfy demand. Continued power shortages, a power failure

- --------------------------------------------------------------------------------
or other similar unexpected events could impair our ability to operate our business. We may not carry sufficient business inter ruption insurance to compensate for any losses that we may sustain as a result of any natural disasters or other unexpected events.

Our Indebtedness Could Adversely Affect our Financial Condition; We May Incur Substantially More Debt.

     As of March 23, 2001, we had approximately $305 million of indebtedness outstanding. Our high level of indebtedness could have important consequences to our stockholders including the following:

     . make it more difficult for us to satisfy our obligations with respect to our indebtedness;

     . increase our vulnerability to general adverse economic and industry conditions;

     .  limit our ability to obtain additional financing;

     . require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of our cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes;

     . limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

     . place us at a competitive disadvantage relative to our competitors with less debt.

     We may incur substantial additional debt in the future. The terms of our outstanding debt do not fully prohibit us from doing so. If new debt is added to our current levels, the related risks described above could intensify.

Our Stock Price Has Been and Is Likely to Continue To Be Volatile.

     The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

     .  actual or anticipated variations in quarterly operating results;

     .  announcements of technological innovations;

     .  new products or services offered by us or our competitors;

     .  changes in financial estimates by securities analysts;

     .  conditions or trends in the broadband access services industry;

     . changes in the economic performance and/or market valuations of Internet, online service or broadband access service industries;

     . changes in the economic performance and/or market valuations of other Internet, online service or broadband access service companies;

     . our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     . adoption of industry standards and the inclusion of or compatibility of our technology with such standards;

     .  adverse or unfavorable publicity regarding us or our products;

     .  additions or departures of key personnel;

- --------------------------------------------------------------------------------

     .  sales of common stock; and

     .  other events or factors that may be beyond our control.

     In addition, the stock markets in general, and the Nasdaq National Market and the market for broadband access services and technology companies in particular, have experienced extreme price and volume volatility and a significant cumulative decline in recent months. This volatility and decline has affected many companies irrespective of or disproportionately to the operating performance of these companies. Our stock price has declined significantly in recent weeks and months and these broad market and industry factors may materially adversely further affect the market price of our common stock, regardless of our actual operating performance.

     In April 2000, a lawsuit against us and certain of our officers and directors, entitled Birnbaum v. Terayon Communication Systems, Inc., was filed in the United States District Court for the Central District of California. The venue for the lawsuit was moved to the Northern District of California. The plaintiff purports to be suing on behalf of a class of stockholders who purchased or obligated themselves to purchase our securities during the period from February 2, 2000 to April 11, 2000. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. Several other lawsuits similar to the Birnbaum suit have since been filed. On August 24, 2000, the lawsuits against us and other named individual defendants were consolidated in the U.S. District Court of the Northern District of California and lead plaintiffs and lead plaintiffs' counsel was appointed pursuant to the Private Securities Litigation Reform Act. On September 21, 2000, plaintiffs filed a Consolidated Class Action Complaint for violation of federal securities laws. The consolidated complaint contains allegations nearly identical to the Birnbaum suit. Defendants filed a motion to dismiss the consolidated complaint on October 30, 2000, and plaintiffs filed an opposition. On January 8, 2001, the court held a hearing on defendants' motion, and on March 14, 2001, the court, in part, dismissed the consolidated complaint and granted plaintiffs thirty (30) days to file a new, amended complaint. The lawsuits seek an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and we intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend,and there can be no assurances about the eventual outcome.

Item 7a.  Market Risk Disclosure Information

     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $215,500 decline (less than 0.20%) in the fair value of our available-for-sale debt securities.

     Foreign Currency Risk. A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions in Belgium, United Kingdom, Hong Kong, and Israel. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. An adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $4.1 million.

All of the potential changes noted above are based on sensitivity analyses performed as of December 31, 2000.

- --------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      TERAYON COMMUNICATION SYSTEMS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

 Report of Ernst & Young LLP, Independent Auditors...................       39

 Consolidated Balance Sheets.........................................       40

 Consolidated Statements of Operations...............................       41

 Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)  42-43

 Consolidated Statements of Cash Flows................................     44-45

 Notes to Consolidated Financial Statements...........................     46-73

- --------------------------------------------------------------------------------

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Terayon Communication Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Terayon Communication Systems, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terayon Communication Systems, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                   /s/ Ernst & Young LLP


San Jose, California
January 30, 2001

- --------------------------------------------------------------------------------

                      TERAYON COMMUNICATION SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                                             December 31,
                                                        ----------  ----------
                                                            2000       1999
                                                        ----------  ----------
                          ASSETS
Current assets:
  Cash and cash equivalents...........................    $347,015    $32,398
  Short-term investments..............................     215,442     80,594
  Accounts receivable, less allowance for doubtful
   accounts of $6,542 in 2000 and $1,461 in 1999......      42,772     14,015
  Accounts receivable from related parties............      17,454      7,281
  Other current receivables...........................      32,027      2,829
  Inventory...........................................      87,767      4,991
  Other current assets................................       7,021      1,332
                                                        ----------  ----------
    Total current assets..............................     749,498    143,440
Property and equipment, net...........................      33,533      6,157
Intangibles and other assets..........................     643,696    151,639
                                                        ----------  ----------
    Total assets......................................  $1,426,727   $301,236
                                                        ==========  ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................    $123,994    $13,217
  Accrued payroll and related expenses................      13,105      5,938
  Deferred revenues...................................       4,998      4,541
  Warranty reserves...................................       5,925      2,685
  Accrued purchase price payable......................      14,138         --
  Other accrued liabilities...........................      25,719      4,668
  Current portion of long-term debt...................      10,853         12
  Short-term debt ....................................       2,697         --
  Current portion of capital lease obligations........         131          5
                                                        ----------  ----------
    Total current liabilities.........................     201,560     31,066

Long-term debt........................................         119         31
Long-term portion of capital lease obligations........         358          6
Other long-term obligations...........................       3,444        480
Convertible subordinated notes .......................     500,000         --
Deferred tax liability................................      18,565     10,998

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value:
   Authorized shares--5,000,000
   Issued and outstanding shares--none................          --         --
  Common stock, $.001 par value:
   Authorized shares--200,000,000
   Issued and outstanding shares--67,396,539 in 2000
   and 48,958,758 in 1999.............................          68         24
  Additional paid in capital..........................   1,037,891    408,854
  Accumulated deficit.................................    (329,148)  (148,381)
  Deferred compensation...............................      (6,788)    (1,553)
  Stockholders' notes receivable......................          (3)        (6)
  Accumulated other comprehensive income(loss)........         661       (283)
                                                        ----------  ----------
    Total stockholders' equity........................     702,681    258,655
                                                        ----------  ----------
    Total liabilities and stockholders' equity........  $1,426,727   $301,236
                                                        ==========  ==========

                             See accompanying notes.

________________________________________________________________________________

                      TERAYON COMMUNICATION SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)


                                                 Years Ended December 31,
                                            -----------------------------------
                                               2000         1999         1998
                                            ----------   ---------    ---------
Revenues:
  Product revenues.......................   $  220,228   $  57,345    $  19,150
  Related party product revenues.........      119,321      39,664       12,546
                                            ----------   ---------    ---------
    Total revenues.......................      339,549      97,009       31,696
                                            ----------   ---------    ---------
Cost of goods sold:
  Cost of product revenues...............      205,787      46,215       22,296
  Cost of related party product revenues.       64,744      25,829       12,222
  Special charges........................       19,000         --           --
                                            ----------   ---------    ---------
    Total cost of goods sold.............      289,531      72,044       34,518
                                            ----------   ---------    ---------
Gross profit (loss)......................       50,018      24,965       (2,822)
Operating expenses:
  Research and development...............       68,270      17,579       10,685
  Cost of product development assistance
    agreement...........................         9,563      35,147          --
  In-process research and development...        30,535      14,600          --
  Sales and marketing....................       45,261      15,727        6,947
  General and administrative.............       24,809       7,476        3,223
  Goodwill amortization..................       59,057       3,524          --
                                            ----------   ---------    ---------
    Total operating expenses.............      237,495      94,053       20,855
                                            ----------   ---------    ---------
Loss from operations.....................     (187,477)    (69,088)     (23,677)
Interest income..........................       19,794       5,101          808
Interest expense.........................      (11,265)        (93)        (359)
Other expense............................       (1,819)        --           --
                                            ----------   ---------    ---------
Net loss.................................     (180,767)    (64,080)     (23,228)
Series F convertible preferred
 stock dividend..........................        --            --        23,910
                                            ----------   ---------    ---------
Net loss applicable to common
 stockholders............................    ($180,767)   ($64,080)    ($47,138)
                                            ==========   =========    =========
Historical basic and diluted net loss
 per share applicable to common
 stockholders............................       ($2.95)     ($1.55)      ($2.62)
                                            ==========   =========    =========
Shares used in computing historical
 basic and diluted net loss per share
 applicable to common stockholders.......       61,349      41,260       17,972
                                            ==========   =========    =========
Pro forma basic and diluted net loss
 per share applicable to common
 stockholders............................                                ($1.71)
                                                                      =========
Shares used in computing pro forma
 basic and diluted net loss per share
 applicable to common stockholders.......                                27,608
                                                                      =========

                             See accompanying notes.

________________________________________________________________________________

                      TERAYON COMMUNICATION SYSTEMS, INC.

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                     (in thousands, except share amounts)

                                                                                                                            Total
                                Convertible                          Addi-                        Stock-  Accumulated  Stockholders'
                              Preferred Stock      Common Stock     tional              Deferred  holders'   Other        Equity
                            -------------------------------------   Paid-In Accumulated Compen-  Notes    Comprehensive (Net Capital
                              Shares    Amount    Shares   Amount   Capital  Deficit    sation  Receivable    Income     Deficiency)
                            -------------------------------------------------------------------------------------------------------
Balance at December 31,
 1997...................    14,262,322 $35,807   9,240,894  $  458        --   ($37,163)   ($216)    ($60)      --        ($1,174)
Net cash proceeds from
 issuance of Series D
 preferred stock........       228,178   1,454          --      --        --         --       --       --       --          1,454
Conversion of advance
 from related party to
 Series D preferred
 stock..................       307,692   2,000          --      --        --         --       --       --       --          2,000
Net cash proceeds from
 issuance of preferred
 stock and a
 warrant................       769,230     844          --   4,089        --         --       --       --       --          4,933
Dividends on Series F
 convertible preferred
 stock..................          --        --          --  23,910        --         --       --       --       --         23,910
Value of preferred stock
 warrant issued to
 Series D preferred
 stockholder............          --        19          --      --        --         --       --       --       --             19
Exercise of options for
 cash to purchase common
 stock..................          --        --     410,552      56        --         --       --       --       --             56
Exercise of option for
 note receivable to
 purchase common stock..          --        --      48,750       9        --         --       --       (9)      --             --
Value of common stock
 warrant................          --        --          --      35        --         --       --       --       --             35
Cash proceeds from
 payment on a
 stockholder note
 receivable.............          --        --          --      --        --         --       --       47       --             47
Unearned compensation
 related to stock
 options................          --        --          --   1,849        --         --   (1,849)      --       --             --
Transfer to additional
 paid in capital
 as a result of
 reincorporation........          --   (40,116)         -- (30,401)   70,517         --       --       --       --             --
Conversion of preferred
 stock into common
 stock upon the initial
 public offering........ (15,567,422)       (8) 15,567,422       8        --         --       --       --       --            --
Issuance of common
 stock in connection
 with the initial
 public offering, net
 of issuance costs.......         --        --   6,000,000       3    35,133         --       --       --       --         35,136
Conversion of
 redeemable preferred
 stock to common stock
 upon the initial
 public offering.........         --        --  1,153,848       --     7,500         --       --       --       --          7,500
Conversion of
 redeemable common
 stock upon the initial
 public offering.........         --        --     20,000       --        13         --       --       --       --             13
Exercise of common
 stock warrant for cash..         --        --    100,000       --       500         --       --       --       --            500
Issuance of common stock
 in legal settlement to
 an employee.............         --        --     26,000       --       169         --       --       --       --            169
Exercise of options
 for cash to purchase
 common stock............         --        --    348,776       --       222         --       --       --       --            222
Unearned compensation
 related to stock
 options.................         --        --         --       --       540         --     (540)      --       --             --
Amortization of
 unearned compensation
 related to stock
 options.................         --        --         --       --       --          --      421       --       --            421
Net loss applicable to
 common stockholders
 and comprehensive net
 loss applicable to
 common stockholders.....         --        --         --       --       --     (47,138)      --       --       --        (47,138)
                                --------------------------------------------------------------------------------------------------
Balance at December
 31, 1998................         --        -- 32,916,242       16  114,594     (84,301)  (2,184)     (22)      --         28,103
Issuance of common
 stock , net of issuance
 costs...................         --        --  4,203,892        2   75,123          --       --       --       --         75,125
Exercise of options
 for cash to purchase
 common stock............         --        --  1,927,986        1    2,486          --       --       --       --          2,487
Exercise of common
 stock warrant for cash..         --        --  6,000,000        3   19,497          --       --       --       --         19,500
Cash proceeds from
 payment on a
 stockholder note
 receivable..............         --        --         --        -       --          --       --       16       --             16
Amortization of
 unearned compensation
 related to stock........         --        --         --        -       --          --      631       --       --            631

- --------------------------------------------------------------------------------

  purchase common stock         --     --            --     --      35,587          --         --       --      --          35,587
Issuance of common stock
  for Employee Stock
  Purchase Plan..............   --     --       202,326     --       1,170          --         --       --      --           1,170
Compensation expense relate
  to option acceleration for
  terminated employees.......   --     --            --     --         856          --         --       --      --             856
Compensation expense for
  common stock issued in
  exchange for services......   --     --            --     --          61          --         --       --      --              61
Compensation expense for
  common stock issued in
  lieu of bonus..............   --     --         1,192     --          25          --         --       --      --              25
Acquisition of Imedia
 Corporation.................   --     --     1,714,814      1     106,737          --         --       --      --         106,738
Acquisition of Radwiz
  Limited....................   --     --     1,992,306      1      52,718          --         --       --      --          52,719
Comprehensive income:
   Increase in unrealized
   loss on short-term
   investments...............   --     --            --     --          --          --         --       --    (283)           (283)
   Net loss applicable to
   common stockholders.......   --     --            --     --          --     (64,080)        --       --      --         (64,080)
     Comprehensive income....                                                                                          -----------
                                                                                                                           (64,363)
                               ---------------------------------------------------------------------------------------------------




Balance at December 31,
 1999........................   --     --    48,958,758     24     408,854    (148,381)    (1,553)      (6)   (283)        258,655

Exercise of option for
 cash to purchase common
 stock.......................   --     --     1,935,675      3      14,180          --         --       --      --          14,183

Repurchase of common stock...   --     --       (34,722)               (73)                                                    (73)

Cash proceeds from
 payment on
 stockholders notes
 receivable .................   --     --            --     --          --          --         --        3      --               3

Unearned compensation
 related to stock options....          --            --     --        3,497         --     (3,497)      --      --              --

Amortization of unearned
compensation related to
stock........................   --     --            --     --           --         --      3,465       --      --           3,465

Issuance of warrant to
  purchase common stock......   --     --            --     --       44,143         --         --       --      --          44,143

Issuance of common stock
  for Employee Stock
  Purchase Plan..............   --     --       277,060     --        2,088         --         --       --      --           2,088

Issuance of common stock
  in relation to Stock split.   --     --            --     22          (22)        --         --       --      --              --

Cashless exercise of
  warrants ..................   --     --     3,687,618      4           (4)        --         --       --      --              --

Acquisitions:
  Telegate...................          --     4,440,000      4       95,969         --         --       --      --          95,973
  ANE........................          --     1,404,552      2       83,475         --         --       --      --          83,477
  Internet Telecom...........          --       377,380      1       46,473         --         --       --      --          46,474
  Ultracom...................          --       536,766      1       58,637         --         --       --      --          58,638
  Combox.....................          --     1,547,770      2       98,782         --         --       --      --          98,784
  Mainsail...................          --     2,969,062      3      162,556         --     (4,719)      --      --         157,840
  Digitrans..................          --       762,133      1       15,320         --         --       --      --          15,321
  TrueChat...................          --       534,487      1        2,663         --       (484)      --      --           2,180

Purchase price adjustment....          --            --     --        1,353         --         --       --      --           1,353
  on 1999 acquisitions

Comprehensive income:
  Increase in unrealized gain
  on short-term
  investments................          --            --     --           --         --         --       --     484             484

  Cumulative translation
  adjustment.................          --            --     --           --         --         --       --     460             460

Net loss applicable
  common stockholders........          --            --     --                (180,767)        --       --      --        (180,767)
                                                                                                                         ---------
     Comprehensive income....                                                                                             (179,823)
                               ---------------------------------------------------------------------------------------------------
Balance at December
 31, 2000....................   --     --    67,396,539    $68 $  1,037,891  ($329,148)   ($6,788)     ($3)   $661        $702,681
                               ===================================================================================================

                                    See accompanying notes.

- -------------------------------------------------------------------------------

                      TERAYON COMMUNICATION SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)


                                                      Years Ended December 31,
                                                  -----------------------------
                                                    2000      1999      1998
                                                  --------- --------- ---------
Operating activities:
Net loss applicable to common stockholders......  ($180,767) ($64,080) ($47,138)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization.................     11,284     2,121     1,992
  Amortization of intangible assets.............    106,305     6,089        --
  In-process research and development...........     30,535    14,600        --
  Amortization of unearned compensation related
   to stock options.............................      3,465       631       421
  Loss on disposal of fixed assets..............         --        33        --
  Compensation expense for common stock issued
   in exchange for consulting services..........         --        61        --
  Value of common and preferred stock warrants
   issued.......................................      9,563    35,587        54
  Series F convertible preferred stock
   dividend.....................................         --        --    23,910
  Issuance of common stock to an employee.......         --        25        --
  Option acceleration related to a
    terminated employee.........................         --       856        --

Changes in operating assets and liabilities:
   Accounts receivable..........................    (28,757)  (11,925)   (1,516)
   Accounts receivable from related parties.....    (10,173)   (5,732)   (1,187)
   Inventory....................................    (82,776)   (1,041)   (2,628)
   Other current assets.........................    (20,301)   (2,305)   (1,166)
   Accounts payable.............................    110,777     4,617     6,368
   Accrued payroll and related expenses.........      7,167     3,463     1,423
   Deferred revenues............................        457     4,541       (95)
   Warranty reserves............................      3,240     1,621       528
   Other accrued liabilities....................     35,189     2,933       914
   Deferred taxes...............................      7,567        --        --
   Current portion of long term debt............     10,853        --        --
   Other liabilities............................      5,661         5         4
                                                  --------- --------- ---------
Net cash, provided by (used in) operating
 activities.....................................     19,289    (7,900)  (18,116)
                                                  --------- --------- ---------
Investing activities:
Purchases of short-term investments.............   (376,108) (217,323)  (32,959)
Proceeds from sales and maturities of
 short-term investments.........................    240,744   150,984    18,839
Purchases of property and equipment.............    (38,534)   (4,718)   (1,970)
Officer note receivable.........................         --       100        --
Purchase of developed technology................         --    (1,850)       --
Purchase of other assets........................    (17,969)     (508)       --
Cash received from acquisitions.................         --     2,659        --
Cash paid for acquisition of businesses.........    (14,848)     (250)       --
Pre-acquisition loan to Imedia..................         --    (1,800)       --
                                                  --------- --------- ---------
Net cash used in investing
 activities.....................................   (206,715)  (72,706)  (16,090)

                                                  --------- --------- ---------
Financing activities:
Principal payments on capital leases............        (12)      (28)      (70)
Principal payments and current maturities

- --------------------------------------------------------------------------------
 on long-term debt and capital losses...........         --        --    (2,812)
Proceeds from long-term debt....................    485,854        43        --
Increase in other noncurrent liabilities.......          --       355        --
Exercise of options and warrant to purchase
 common stock...................................     14,110    21,983       778
Proceeds from issuance of preferred stock.......         --        --     6,387
Proceeds from issuance of redeemable preferred
 stock..........................................         --        --     7,500
Principal payments on redeemable common
 stockholder and common stockholder notes
 receivable.....................................          3        16        60
Proceeds from issuance of common stock..........      2,088    76,293    35,136
                                                  --------- --------- ---------
   Net cash provided by financing activities....    502,043    98,662    46,979
                                                  --------- --------- ---------
Net increase in cash and cash
 equivalents....................................    314,617    18,056    12,773
Cash and cash equivalents at beginning of year..     32,398    14,342     1,569
                                                  --------- --------- ---------
Cash and cash equivalents at end of year........  $ 347,015 $  32,398 $  14,342
                                                  ========= ========= =========
Supplemental disclosures of cash flow
 information:
Cash paid for interest..........................  $     365 $      -- $     359
Supplemental noncash investing and financing
 activities:
Exercise of option for note receivable to
 purchase common stock..........................  $      -- $      -- $       9
Conversion of advance from related party to
 Series D preferred stock.......................  $      -- $      -- $   2,000
Issuance of common stock in legal settlement to
 an employee....................................  $      -- $      -- $     169
Conversion of preferred stock to common stock...  $      -- $      -- $       8
Conversion of redeemable preferred stock to
 common stock ..................................  $      -- $      -- $   7,500
Conversion of redeemable common stock to common
 stock .........................................  $      -- $      -- $      13
Acquisition of businesses.......................  $ 565,228 $ 161,864 $      --

                             See accompanying notes.

- --------------------------------------------------------------------------------

                      TERAYON COMMUNICATION SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization and Summary of Significant Accounting Policies

Description of Business

     Terayon Communication Systems, Inc. (the Company) was incorporated under the laws of the state of California on January 20, 1993. In October 1997, the Company changed its legal name from Terayon Corporation. In July 1998, the Company reincorporated in the State of Delaware.

     The Company develops, markets and sells broadband access systems that enable cable operators and other providers of broadband access services to deploy broadband access services over cable, copper wire and wireless systems.

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. The minority interests in net losses of Terayon Communication Systems Europe and Terayon do Brasil were insignificant for all periods presented. All intercompany balances and transactions have been eliminated.

Foreign Currency Translation

     For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

     Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform with the 2000 presentation.

Advertising Expenses

     The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was not significant.

Derivative Financial Instruments

     As of January 1, 2001, the company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) which was issued in June 1998 and its amendments Statement 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities issued in June 1999 and June 2000, respectively (collectively referred to as Statement 133).

     As a result of the adoption of Statement 133, the Company will recognize all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial instruments at fair value regardless of the purpose or the intent for holding the instrument. Changes in the fair value of derivative financial

- --------------------------------------------------------------------------------
instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedging accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair value of derivatives not qualifying as hedges are reported in income.

     As the Company had no derivative financial instruments outstanding as of December 31, 2000, the adoption of Statement 133 had no impact on the financial statements of the Company at January 1, 2001.

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

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's short-term investments, which consist primarily of commercial paper, U.S. government and U.S. government agency obligations and fixed income corporate securities, are classified as available-for- sale and are carried at amortized cost which approximates fair market value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company had no material investments in equity securities at either December 31, 2000 or December 31, 1999.

Concentrations of Credit Risk, Customer, Supplier, and Product

     The Company operates in two principal operating segments: Cable Broadband Access Systems (Cable) and Telecom Access Systems (Telecommunications), which it sells primarily to customers within the cable and communications industries, including related parties (see Note 14). The Company performs ongoing credit evaluations of its customers and generally requires no collateral. A relatively small number of customers and resellers account for a significant percentage of the Company's revenues. The Company expects that the sale of its products to a limited number of customers and resellers may continue to account for a high percentage of revenues for the foreseeable future.

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

- --------------------------------------------------------------------------------

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

Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                        December 31,
                                     ------------------
                                       2000      1999
                                     --------  --------

 Finished goods..................     $64,987    $3,201
 Work-in-process.................       1,736       583
 Raw materials...................      21,044     1,207
                                     --------  --------
                                      $87,767    $4,991
                                     ========  ========

 Other Current Receivables

     As of December 31, 2000, other current receivables includes approximately $20.1 million due from contract manufacturers for raw materials purchased from the Company.

Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases. The recoverability of the carrying amount of property and equipment is assessed based on estimated future undiscounted cash flows and if an impairment exists the charge to operations is measured as the excess of the carrying amount over the fair value of the assets. Based upon this method of assessing recoverability, no asset impairment occurred in any of the years presented.

     Property and equipment are as follows (in thousands):

                                               December 31,
                                           -------------------
                                             2000       1999
                                           --------   --------

 Software and computers..........          $ 20,448   $ 7,729
 Furniture and equipment.........            25,708     7,410
 Leasehold improvements..........             3,090       459
 Automobiles.....................                58       165
 Construction in progress........             5,119        --
                                           --------   -------
                                             54,423    15,763

- --------------------------------------------------------------------------------

 Accumulated depreciation and
  amortization.................             (20,890)   (9,606)
                                           --------   -------
 Property and equipment, net...            $ 33,533   $ 6,157
                                           ========   =======

Intangibles and Other Assets

     Intangibles and other assets consisted of the following at December 31, 2000 and December 31, 1999 (in thousands):


                                                       December 31,
                                                  ---------------------
                                                     2000       1999
                                                  ---------- ----------

Developed technology...........................  $ 160,000   $ 56,850
Goodwill.......................................    503,606     87,942
Other intangibles..............................     71,030     10,450
                                                 ---------   --------
                                                   734,636    155,242
Accumulated amortization of intangible assets..   (112,394)    (6,089)
                                                 ---------   --------
Intangibles, net...............................    622,242    149,153
Other assets...................................     21,454      2,486
                                                 ---------   --------
 Total intangibles and other assets............  $ 643,696   $151,639
                                                 =========   ========

     Goodwill and other acquired intangibles are amortized on a straight-line basis over the periods benefited, principally in the range of 2 to 6 years. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases.


Impairment of Goodwill and Other Long-Lived Assets

     Goodwill and other long-lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity.

Revenue Recognition

     The Company sells its products directly to broadband access service providers, system resellers and distributors. Revenues related to product sales are generally recognized when: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectability is
reasonably assured.   A provision is made for estimated product returns as
product shipments are made. The Company's existing agreements with its system resellers and distributors do not contain price protection provisions and do not grant return rights beyond those provided by the Company's standard warranty.

Warranty Reserves

- --------------------------------------------------------------------------------

     The Company's products generally carry a one-year to five-year warranty that includes factory and on-site repair services as needed for replacement of parts. Estimated expenses for warranty obligations are accrued as revenues are recognized. Reserve estimates are adjusted periodically to reflect actual experience.

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

Comprehensive Income

     The Company has adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of net unrealized gain on short- term investments and accumulated net translation losses for the years ended December 31, 2000 and December 31, 1999. The Company's comprehensive net loss was the same as its net loss for the year ended December 31, 1998.

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

     A reconciliation of shares used in the calculation of historical and pro forma basic and diluted net loss per share applicable to common stockholders follows (in thousands, except per share data):

                                                                                 Years Ended December 31,
                                                                             -------------------------------
                                                                                2000       1999      1998
                                                                             ---------   --------   --------
Net loss...............................................................      ($180,767)  ($64,080)  ($23,228)
Series F convertible preferred stock
 dividend (note 10)....................................................             --         --     23,910
                                                                             ---------   --------   --------
Net loss applicable to common
 stockholders..........................................................      ($180,767)  ($64,080)  ($47,138)
                                                                             =========   ========   ========

Shares used in computing historical
 basic and diluted net loss per share
 applicable to common stockholders.....................................         61,349     41,260     17,972

Historical basic and diluted net loss
 per share applicable to common
 stockholders..........................................................         ($2.95)    ($1.55)    ($2.62)
                                                                             =========   ========   ========

- --------------------------------------------------------------------------------

Shares used in computing historical
 basic and diluted net loss per share
 applicable to common stockholders......................................              17,972

Adjustment to reflect the effect of the
 assumed conversion of weighted average
 shares of  convertible preferred stock
 outstanding applicable to common
 stockholders...........................................................               9,636
                                                                                      ------
Shares used in computing pro forma
 basic and diluted net loss per share
 applicable to common stockholders......................................              27,608
                                                                                      ======

Pro forma basic and diluted net loss
 per share applicable to common
 stockholders...........................................................              ($1.71)
                                                                                      ======

     Options to purchase 21,489,536 and 9,142,089 shares of common stock were outstanding at December 31, 2000 and 1999, respectively, and warrants to purchase 2,384,700 and 4,072,318 shares of common stock were outstanding at December 31, 2000 and 1999, respectively, but were not included in the computation of diluted net loss per share, since the effect would be antidilutive.

Impact of Recently Issued Accounting Standards

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

                                                  December 31, 2000
                                     ---------------------------------------------
                                                  Gross       Gross     Estimated
                                     Amortized  Unrealized Unrealized      Fair
Short-term investments                  Cost       Gains      Losses      Value
- ------------------------------------ ---------------------------------------------
                                                     (in thousands)
Commercial paper...................     $ 86,638  $     --  $      --    $ 86,638
Government agency obligations......       44,000        57         --      44,057
Fixed income corporate securities         84,557       190         --      84,747
                                        --------  --------  ---------    --------
 Total.............................     $215,195  $    247  $      --    $215,442
                                        ========  ========  =========    ========

- --------------------------------------------------------------------------------

                                                    December 31, 1999
                                     ----------------------------------------------------
                                                      Gross      Gross        Estimated
                                       Amortized    Unrealized  Unrealized      Fair
Short-term investments                   Cost         Gains      Losses        Value
- ------------------------------------------------------------------------------------------
                                                        (in thousands)
Commercial paper...................     $ 30,027     $    --     $      --      $ 30,027
Government agency obligations......       41,780          --          (255)       41,525
Fixed income corporate securities..        9,070          --           (28)        9,042
                                        --------     -------     ---------      --------
 Total.............................     $ 80,877     $    --         ($283)     $ 80,594
                                        ========     =======     =========      ========


     Realized gains and losses were insignificant for each of the three years in the period ended December 31, 2000.


3. Commitments

Leases

     The Company leases its facilities and certain equipment under operating leases. The operating leases for the Company's facilities expire in 2002 and 2003. Rental expense was approximately $4,165,600, $1,013,000, and $853,000, for
the years ended December 31, 2000, 1999, and 1998, respectively.   In October
1999, the Company subleased the facilities formerly occupied by Imedia Corporation to a third party through 2003. Sublease rental income was approximately $243,600 for the year ended December 31, 2000 and $57,400 for the period from September 16, 1999 (acquisition date) to December 31, 1999.

     The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements and included in property and equipment aggregated approximately $1,273,960 and $34,600 at December 31, 2000 and 1999, respectively. Related accumulated amortization was approximately $432,398 and $29,300 at December 31, 2000 and 1999, respectively. Amortization expense related to assets under capital leases is included in depreciation expense. The capital leases are secured by the related equipment and the Company is required to maintain liability and property damage insurance.

     Future minimum lease payments under noncancelable operating leases and capital leases are as follows (in thousands):


                                            December 31, 2000
                                            ------------------
                                            Operating  Capital
                                             Leases    Leases
                                            ---------  -------
       2001...............................     $1,295     $167
       2002...............................      1,165      153
       2003...............................        623      168
       2004...............................         32       81
                                               ------     ----
       Total minimum payments.............     $3,115      569
                                               ======
       Less amount representing interest..                  80
                                                         -----
                                                           489
       Less current portion...............                 131
                                                         -----
                                                          $358
                                                         =====


_______________________________________________________________________________

     Future minimum sublease payments to be received under noncancelable subleases are approximately $634,000.

Purchase Obligations

     The Company has purchase obligations to certain of its suppliers that support the Company's ability to manufacture its products. The obligations require the Company to purchase minimum quantities of the suppliers' products at a specified price. As of December 31, 2000, the Company had approximately $169.3 million of these obligations, which are expected to become payable at various times through mid-2002.

     In the fourth quarter of 2000 the Company recorded a special charge of $19 million for vendor cancellation fees relating to purchase obligations.

Royalties

     The Company has purchased, through its acquisition of Radwiz Limited, certain technology that was developed by Radwiz and a former sister company utilizing funding provided by the Israeli Chief Scientist of the Ministry of Industry and Trade ("OCS"). The purchase of the technology was approved by the OCS. As a condition for this approval, the Company has committed to pay royalties to the Government of Israel on proceeds from sales of products based on this technology. Royalty rates are 3% - 5%. Royalties are payable from the commencement of sales of products based on the technology until the cumulative amount of the royalties paid and accrued by the Company equals 100% of the funding received from the OCS. The Company's total obligation for royalties, based on royalty-bearing Government participations received or accrued, net of royalties paid or accrued, totaled approximately $1,166,000 at December 31, 2000.

4. Debt Obligations

     The Company has a credit agreement with a bank to provide a line of credit in an amount of $2,500,000. The agreement provides for interest at a rate equal to prime (9.5% at December 31, 2000) and matures one year from the date of the agreement. At December 31, 2000, there were no outstanding borrowings under this credit agreement.

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

     In June 2000, Mainsail Networks issued a $3,520,000 Senior Secured Promissory Note. The note is secured by the general assets of Mainsail Networks and bears an interest rate equal to ten percent per annum. Interest is accrued monthly and the note automatically matures and is due and payable on May 31, 2001. As of December 31, 2000 the balance payable on this note was approximately $2,700,000.



5.  Accrued Severance Pay

     Several of the Company's subsidiaries are subject to Israeli law and labor agreements, under which they are required to make severance payments to dismissed employees and employees leaving its employment in certain other circumstances. The subsidiaries' severance pay liability to its employees, which is calculated on the basis of the salary of each employee for the last month of the reported year multiplied by the years of such employee's employment is included in the Company's consolidated balance sheet on the accrual basis, and is partially funded by a purchase of insurance policies in the subsidiaries' name. At December 31, 2000, approximately $2,759,000 for accrued severance pay was included in other long-term obligations. Approximately $579,000 relating to the amounts funded by the purchase of insurance policies was included in other assets at December 31, 2000.


- --------------------------------------------------------------------------------

6. Convertible Subordinated Notes

     In July 2000, the Company issued $500 million of 5% Convertible Subordinated Notes due in August 2007 (the "Convertible Notes") resulting in net proceeds to the Company of approximately $484.5 million. The Convertible Notes are the Company's general unsecured obligation and are subordinated in right of payment to all existing and future senior indebtedness and to all of the liabilities of the Company's subsidiaries. The Convertible Notes are convertible into shares of the Company's common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. The Company may redeem some or all of the Convertible Notes at any time on or after October 24, 2000 and before August 7, 2003 at a redemption price of $1,000 per $1,000 principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, if the closing price of the Company's stock exceeds 150% of the conversion price, or $126.01 for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice. The Company will also make an additional payment of $193.55 per $1,000 principal amount of Convertible Notes, less the amount of any interest actually paid on the Convertible Notes before the date of redemption. The Company may redeem the Notes at any time on or after August 7, 2003 at specified prices plus accrued and unpaid interest. Interest is payable semiannually. Debt issuance costs related to the Convertible Notes were approximately $15.5 million which are being amortized over seven years.

7. Contingencies

     In September 1999, Imedia, now a subsidiary of the Company, was named as a defendant in a case alleging that Imedia breached its term sheet agreement with the plaintiffs by negotiating with us while a no-shop provision was in place and refusing to allow the plaintiffs to invest in Imedia. The plaintiffs are seeking damages in excess of $12.0 million. As part of the terms of the Imedia Agreement and Plan of Merger and Reorganization, shares of the common stock to be issued to the former shareholders of Imedia were placed in escrow to indemnify the Company for any damages that are directly or indirectly suffered as a result any claim brought by any person who was a prospective investor in Imedia and was not a security holder of Imedia on the closing date of the Imedia acquisition. The value of the escrowed shares was approximately $10.0 million based on the market value of the Company's common stock on the closing date.

     On or about September 5, 2000, the Company received an amended complaint ("Complaint") in a matter captioned Evergreen Canada Israel Management, Ltd. v. Imedia Corporation, case no. 306185, pending in the Superior Court of the State of California for the City and County of San Francisco. The Complaint alleges both (i) intentional interference with contractual relations and (ii) intentional interference with prospective economic advantage against the Company, claiming that the Company formed and operated a conspiracy to deprive plaintiffs of the opportunity to invest in Imedia", a company that the Company acquired in 1999. Plaintiffs argue that, prior to the Company's purchase of the Imedia shares, the Company knew of an alleged, pre-existing financing agreement between plaintiffs and Imedia that contained a "no shop" clause, prohibiting Imedia from seeking or obtaining financing from any other sources, including (apparently, in plaintiffs' view) a prohibition against Imedia selling it own stock or engaging in related transactions that preceded the acquisition. The Company was subsequently served with the Complaint and has filed a demurrer challenging the legal sufficiency of the two causes of action. The hearing occurred January 16, 2001. Prior to a final ruling from the court, plaintiffs amended the complaint. The Company has reviewed the amended allegations made by the plaintiffs, and we intend to vigorously defend the lawsuit. The Company does not believe that the outcome will have a negative impact on our financial position, results of operations or cash flows.


     In April 2000, a lawsuit against the Company and certain of its officers and directors, entitled Birnbaum v. Terayon Communication Systems, Inc., was filed in the United States District Court for the Central District of California. The venue for the lawsuit was moved to the Northern District of California. The plaintiff purports to be suing on behalf of a class of stockholders who purchased or obligated themselves to purchase the Company's securities during the period from February 2,


- --------------------------------------------------------------------------------

2000 to April 11, 2000. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding the Company's technology. Several other lawsuits similar to the Birnbaum suit have since been filed. On August 24, 2000, the lawsuits against the Company and other named individual defendants were consolidated in the U.S. District Court of the Northern District of California and lead plaintiffs and lead plaintiffs' counsel was appointed pursuant to the Private Securities Litigation Reform Act. On September 21, 2000, plaintiffs filed a Consolidated Class Action Complaint for violation of federal securities laws. The consolidated complaint contains allegations nearly identical to the Birnbaum suit. Defendants filed a motion to dismiss the consolidated complaint on October 30, 2000, and plaintiffs filed an opposition. On January 8, 2001, the court held a hearing on defendants' motion, and on March 14, 2001, the court, in part, dismissed the consolidated complaint and granted plaintiffs thirty (30) days to file a new, amended complaint. The lawsuits seek an unspecified amount of damages, in addition to other forms of relief. The Company considers the lawsuits to be without merit and intends to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

     On October 18, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib, and Raymond Fritz) in the superior court of San Luis Obispo County, California. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc., Case No. CV 000900. The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action under California Business & Professions Code Sections 17200 et seq. and 17500 et seq. for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of "all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants' activity, and as the Court shall determine is not inconsistent with the exercise of the Court's jurisdiction." Plaintiffs seek equitable and injunctive relief. Defendants filed a motion to dismiss the complaint on January 19, 2001. A hearing on defendants motion was held March 26, 2001, and the court's decision is pending. The Company believes that these allegations, as with the allegations in the federal securities case, are without merit and intends to contest the matter vigorously.

     In the normal course of business, the Company from time to time receives inquiries with regard to various legal proceedings. In the opinion of management, any liability resulting from these inquiries has been accrued and will not have a material adverse effect on the Company's financial position or results of operations.

8.  Public Offerings

     In August 1998, the Company completed its initial public offering and issued 6,000,000 shares of its common stock to the public at a price of $6.50 per share. The Company received net proceeds of approximately $35,136,000 in cash. Upon the closing of the offering, all of the outstanding shares of convertible preferred stock, redeemable convertible preferred stock, and redeemable common stock outstanding were converted into an aggregate of 16,721,270 shares of common stock.

     In January 1999, the Company completed a public offering of 6,500,000 shares of common stock, of which 3,500,000 shares were offered by the Company and 3,000,000 shares were offered by existing stockholders. The public offering resulted in proceeds to the Company of approximately $62,500,000, net of underwriting discounts, commissions, and other offering costs. In February 1999, the underwriters purchased an additional 975,000 shares of common stock as a result of the exercise of the over-allotment option, of which 703,892 and 271,108 shares of common stock were purchased from the Company and certain existing stockholders, respectively. This additional sale of common stock resulted in additional proceeds of approximately $12,700,000 to the Company.

9. Redeemable Stock

- --------------------------------------------------------------------------------

     In 1998, the Company issued 769,230 shares of Series D redeemable convertible preferred stock resulting in proceeds of approximately $5,000,000 and also issued 384,616 shares of Series F redeemable convertible preferred stock resulting in proceeds of approximately $2,500,000. The Series D and F redeemable preferred stockholders had options ("Put Rights") to sell the Company some or all of the Series D and F redeemable convertible preferred stock at $6.50 per share. The Put Rights expired upon the completion of the Company's initial public offering in August 1998.

     In conjunction with the Series D redeemable convertible preferred stock agreement, the Company issued a warrant to purchase 76,924 shares of Series D convertible preferred stock. The Company recorded expense of $19,000 to reflect the value of the warrant. In August 1998, the Company completed its initial public offering (see Note 8) resulting in the termination of the unexercised warrant.

     In September 1997, the Company issued redeemable common stock to an employee in return for a full recourse note receivable for $13,000. The note bore an interest rate of 5.81% per annum and was due in September 1998. The note was paid in full in January 1998. Pursuant to the stock purchase agreement, the employee had the option to sell some or all of his shares to the Company on or after September 22, 1998 at a purchase price of $6.50 per share (the "Put Price"). Such option expired upon the earlier of (a) September 22, 2003 or (b) the completion of the Company's initial public offering of shares of its common stock. In August 1998, the Company completed its initial public offering (see
Note 8) resulting in the termination of the option and the conversion of the redeemable common stock into the Company's common stock. The Company expensed approximately $88,000 for the year ended December 31, 1998, representing the difference between the common stock's per share price and the Put Price over the option's vesting period.

10. Stockholders' Equity

Common Stock

     February 2000, the Company's board of directors approved a two-for-one split of the Company's outstanding shares of common stock to be effected in the form of a stock dividend, subject to stockholder approval of an increase in the Company's authorized shares of common stock. In April 2000, the Company's stockholders approved an increase in the Company's authorized shares to 200,000,000. The Company's Board of Directors subsequently established the record date for the stock split as April 25, 2000 and the stock dividend was distributed on May 5, 2000. The changes in the capital structure resulting from the split have been given retroactive effect in the consolidated financial statements.

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

Common Stock Warrants

     In conjunction with a Series F convertible preferred stock financing in April 1998, the Company issued a warrant to purchase 6,000,000 shares of the Company's common stock at an exercise price of $6.50 per share to Shaw Communications, Inc. (the "Shaw Warrant"). The Shaw Warrant is exercisable at any time prior to December


- --------------------------------------------------------------------------------

31, 2003. In addition, the Company issued a warrant (the "Anti-Dilution Warrant") to purchase an indeterminate number of shares of common stock. The Anti-Dilution Warrant is exercisable at the option of Shaw Communications, Inc. ("Shaw") during the period that Shaw owns equity securities of the Company (purchased in April 1998) and in the event the Company issues new equity securities at below the current market price as defined in the Anti-Dilution Warrant. The aggregate exercise price is $0.50. In June 1998, the Company issued certain equity securities that, as of December 31, 1998, require the Company to issue an additional 38,382 shares of common stock pursuant to the Anti-Dilution Warrant. In 1999, the Company issued certain equity securities that, as of December 31, 1999, require the Company to issue an additional 33,936 shares of common stock pursuant to the Anti-Dilution Warrant. The Company recorded expenses of approximately $439,000 for the year ended December 31, 1999 relating to shares issuable pursuant to the Anti-Dilution Warrant. During the year ended December 31, 2000, no equity securities were issued that resulted in an increase in the number of shares issuable pursuant to the Anti-Dilution Warrant. As of December 31, 2000, the Anti-Dilution Warrant was excercisable for an aggregate of 72,318 shares of the Company's Common Stock.

     The Company recorded a dividend of $23,910,000 in the quarter ended June 30, 1998, representing the fair value of the Shaw Warrant under EITF No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company's accounting conclusion with respect to the Shaw Warrant issued in connection with the sale of the convertible preferred stock (the "Shaw Financing") was based on management's conclusion that the sale of convertible preferred stock was, in substance, a financing transaction and not the issuance of equity instruments in exchange for goods or services.

     In March 1999, Shaw purchased 3,000,000 shares of the Company's common stock at $3.25 per share and in November 1999 Shaw purchased an additional 3,000,000 shares of the Company's common stock at $3.25 per share, resulting in net proceeds to the Company of $19.5 million. The shares were purchased pursuant to the exercise of the Shaw Warrant.

     In June 1998, the Company issued a warrant to purchase 100,000 shares of the Company's common stock at $5.00 per share. The Company recorded an expense of $35,000 to reflect the value of the warrant in the year ended December 31, 1998. The warrant was exercised in August 1998.

     On March 18, 1999, the Company entered into a one-year Product Development Assistance Agreement ("Development Agreement") with Rogers Communications Inc. Under the terms of the Development Agreement, Rogers agreed to provide the Company assistance with the characterization and testing of the Company's subscriber-end and head-end voice over cable equipment. In addition, Rogers agreed to provide the Company technology to assist the Company in connection with its efforts to develop high quality, field proven technology solutions that are DOCSIS (1.0, 1.1 and 1.2)-compliant and packet cable-compliant. In consideration of Rogers entering into the Development Agreement, the Company issued Rogers two fully vested and non-forfeitable warrants, each to purchase 2,000,000 shares of common stock. One warrant has an exercise price of $0.50 per share and one warrant has an exercise price of $18.50 per share. The warrants were exercisable in full or in part through March 31, 2000. The fair value of the two warrants was approximately $45,000,000 and resulted in a noncash charge included in operations over the term of the Product Development Assistance Agreement. As a result of the Development Agreement, the Company's results of operations for the years ended December 31, 2000 and 1999 include noncash charges of $9.6 million and $35.1 million, respectively. In February 2000, Rogers exercised the warrants on a cashless basis, resulting in the issuance of 3,687,618 shares of the Company's common stock and no proceeds to the Company.

     In October 1999, a customer of the Company entered into an agreement with Telegate Ltd. whereby the Customer committed to an investment in Telegate in connection with the acquisition of all the outstanding shares of Telegate by the Company. The Customer committed to provide this investment in the event that the acquisition of Telegate by the Company were not to have closed. In consideration for the Customer entering into this agreement, the Company agreed to issue a warrant to purchase 2,000,000 shares of the Company's common stock to be issued on the date of the Telegate closing. In January 2000, the Company issued the Customer a warrant to purchase 2,000,000 shares of the Company's common stock at a price of $30.75 per share; the closing price of the Company's common stock on the date the warrant was issued. The warrant is fully vested, non-

- --------------------------------------------------------------------------------
forfeitable, and immediately exercisable and has a term of three years. The fair value of the warrant, determined as approximately $34,600,000 using the Black Scholes model, was included in the Telegate purchase price and was associated with the value of the customer relationship. The value of the warrant will result in a non-cash charge to cost of goods sold over the three-year term of the warrant. For the year ended December 31, 2000, the Company incurred approximately $11,500,000 in amortization expense related to the Warrant.

Common Stock Reserved

   Common stock reserved for issuance is as follows:

                                     December 31,
                                         2000
                                      -----------

Common stock options...............   30,631,625
Common stock warrants..............    2,384,700
Employee stock purchase plan.......      920,614
                                      -----------
                                      33,936,939
                                      ===========

Stock-Based Compensation

     In March 1995 and February 1997, the Board of Directors approved a stock option plan (the "1995 Plan") and an equity incentive plan (the "1997 Plan"), respectively, that authorized the grant of options to purchase shares of the Company's common stock. In June 1998, the Company's Board of Directors authorized the adoption of the amended 1997 Plan, increasing the aggregate number of shares authorized for issuance under the 1997 Plan to 6,600,000 shares (4,500,000 additional shares). However, each year on January 1, starting with January 1, 1999, if the number of shares of common stock that equals five percent (5%) of the Company's outstanding common stock is greater than the aggregate number of shares of common stock may be issued from the 1997 Plan, then the aggregate number of shares of common stock that may be issued under the 1997 Plan will automatically be increased to a number equal to 5% of the Company's outstanding shares of common stock on such date. On January 1, 2000, 2,384,528 shares were added to the 1997 Plan for a total of 8,984,528 shares. The 1997 Plan was amended on June 13, 2000 to increase the number of shares of common stock from 8,984,528 to 12,754,528 (3,770,000 additional shares) and an increase in the number of shares of common stock on January 1, through and including January 1, 2007, by the lessor of 5% of the common stock outstanding on such January 1 or 3,000,000 shares. In addition, in June 1998, the Company's Board of Directors authorized the adoption of the 1998 Non-Employee Directors' Stock Option Plan (the "1998 Plan"), pursuant to which 400,000 shares of the Company's common stock have been reserved for future issuance to non-employee directors of the Company. In September 1999, the Company's Board of Directors authorized the adoption of the 1999 Non-Officers Equity Incentive Plan (the "1999 Plan"), pursuant to which 6,000,000 shares of the Company's common stock have been reserved for future issuance to non-officer employees of the Company. In 2000, the Company's Board of Directors amended the 1999 Plan to increase the number of authorized shares to 18,900,000. At December 31, 2000, the total authorized number of shares under the 1995, 1997, 1998 and 1999 plans was 4,229,494, 12,754,528, 400,000 and 18,900,000 respectively. All Plans are administered by the Board of Directors. The 1995 and 1997 Plans provide for incentive stock options or nonqualified stock options to be issued to employees, directors, and consultants of the Company. Prices for incentive stock options may not be less than the fair market value of the common stock at the date of grant. Prices for nonqualified stock options may not be less than 85% of the fair market value of the common stock at the date of grant. Options are immediately exercisable and vest over a period not to exceed five years from the date of grant. Any unvested stock issued is subject to repurchase by the Company at the original issuance price upon termination of the option holder's employment. Unexercised options expire ten years after the date of grant.

     The 1998 Plan provides for non-discretionary nonqualified stock options to be issued to non-employee directors of the Company automatically as of the effective

- --------------------------------------------------------------------------------
date of their election to the Board of Directors and annually following each Annual Stockholder meeting. Prices for nonqualified options may not be less than 100% of the fair market value of the common stock at the date of grant. Options vest and become exercisable over a period not to exceed three years from the date of grant. Unexercised options expire ten years after the date of grant.

          The 1999 Plan provides for nonqualified stock options to be issued to non-officer employees and consultants of the Company. Prices for nonqualified stock options many not be less than 85% of the fair market value of the common stock at the date of the grant. Options vest and become exercisable over a period not to exceed five years from the date of grant. Unexercised options expire ten years after date of grant.

          In May 1998, the Board of Directors authorized additional grants of 120,000 shares of common stock outside the Company's stock option plans.

          During the years ended December 31, 2000, 1999 and 1998, the Company recorded aggregate deferred compensation of approximately $3.5 million, $0, and $2,4 million, respectively, representing the difference between the grant price and the deemed fair value of the Company's common stock options granted during these periods. The amortization of deferred compensation is being charged to operations and is being amortized over the vesting period of the options, which is typically five years. For the years ended December 31, 2000, 1999 and 1998, the amortized expense was approximately $631,000, $631,000,and $421,000 and, respectively.

          The following is a summary of additional information with respect to the 1995 Stock Option Plan, the 1997 Equity Incentive Plan, the 1998 Non-Employee Directors' Stock Option Plan, the 1999 Non-Officer Equity Incentive Plan, outstanding options assumed by Terayon in conjunction with its acquisitions of Radwiz, Telegate, Combox, Internet Telecom, Ultracom, Mainsail and TrueChat and option grants made outside the Plans:

                                               Options
                                             Outstanding
                                           and Exercisable
                                --------------------------------------
                                                             Weighted-
                                   Options        Number      Average
                                  Available         of       Exercise
                                  for Grant       Shares       Price
                                -------------  ------------  ---------
Balance at December 31, 1997..        619,392    4,674,368      $  .53
 Options authorized...........      5,040,000           --      $   --
 Options granted..............     (2,370,162)   2,370,162      $ 4.73
 Options exercised............             --     (808,078)     $ 0.35
 Options canceled.............        853,984     (853,984)     $ 1.40
                                -------------  -----------      ------
Balance at December 31, 1998..      4,143,214    5,382,468      $ 2.27
 Options authorized...........      6,000,000           --          --
 Options granted..............     (7,826,568)   7,826,568      $22.00
 Options exercised............             --   (1,927,986)     $ 1.73
 Options canceled.............        938,712     (938,712)     $ 5.83
 Options repurchased..........          9,332           --      $ 0.25
                                -------------  -----------      ------
Balance at December 31, 1999..      3,264,690   10,342,338      $16.78
 Options authorized...........     18,948,797           --
 Options granted..............    (15,937,301)  15,937,301      $51.14
 Options exercised............             --   (1,936,867)     $ 7.26
 Options canceled.............      2,853,236   (2,853,236)     $ 1.36
 Options repurchased..........         12,667           --      $ 2.38
                                -------------  -----------      ------
Balance at December 31, 2000..      9,142,089   21,489,536      $39.27
                                =============  ===========

________________________________________________________________________________

In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2000:



                               Options Outstanding and Exercisable
                               -----------------------------------
                                                        Weighted-
                                                        Average
                                             Weighted-  Remaining
                                 Number      Average   Contractual
                                   of        Exercise      Life
 Range of Exercise Prices        Shares      Price     (in Years)
- -------------------------------------------------------------------

  $  0.01 -- $ 20.18 .........  4,856,653     $ 11.04      8.08
  $ 20.19 -- $ 30.75 .........  3,906,507     $ 26.61      8.91
  $ 30.76 -- $ 37.72 .........  3,966,419     $ 34.08      9.14
  $ 37.73 -- $ 57.50 .........  3,641,706     $ 42.56      9.33
  $ 57.51 -- $ 81.38 .........  4,356,251     $ 71.66      9.35
  $ 81.39 -- $ 127.63.........    762,000     $103.43      9.22
                               ----------
    Total....................  21,489,536
                               ==========


          At December 31, 2000, approximately 64,530 shares of common stock outstanding were subject to repurchase by the Company. Common stock subject to repurchase represents any unvested shares of common stock held by an optionholder which, upon termination of the optionholder's employment, may be repurchased by the Company. Such shares are subject to repurchase at their original issuance price.

          In June 1998, the Board of Directors approved, and the Company adopted, the 1998 Employee Stock Purchase Plan (the "ESPP"), which is designed to allow eligible employees of the Company to purchase shares of common stock at semiannual intervals through periodic payroll deductions. An aggregate of 1,400,000 shares of common stock has been reserved for the ESPP, and 479,386 shares have been issued through December 31, 2000. The Purchase Plan is implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can have up to 15% of their base salary deducted that is to be used to purchase shares of the common stock on specific dates determined by the Board of Directors (up to a maximum of $25,000 per year based upon the fair market value of the shares at the beginning date of the offering). The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date.

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

          Pro forma information regarding net loss is required under FAS 123 and is calculated as if the Company had accounted for its employee stock options granted during the years ended December 31, 2000, 1999 and 1997 and for its ESPP shares to be issued under the fair value method of FAS 123. The fair value for employee stock options granted was estimated at the date of grant based on the Black-Sholes model using the following weighted average assumptions: risk-free interest rates 5.98%, 6.70%, and 5.39%, for 2000, 1999, and 1998, respectively; no dividend yield, volatility factors of 1.20, 0.80, and 0.75 for 2000, 1999, and 1998, respectively (no volatility factor of the expected market price of the Company's common stock for options granted prior to the Company's initial public offering in August 1998 as the

________________________________________________________________________________
minimum value method was used); and a weighted average expected life of the option of five years. The fair value for employee stock purchase plan shares to be issued was estimated using the following weighted average assumptions: risk-free interest rate of 6.35%, 6.71% and 5.19% for 2000, 1999 and 1998, respectively, no dividend yield, volatility factors of 1.20, 0.80, and 0.75 for 2000, 1999, and 1998, respectively and a weighted average expected life of the shares of six months.

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

                                          Years Ended December 31,
                                      --------------------------------
                                         2000      1999       1998
                                      ---------- ---------- ----------

Pro forma net loss applicable to
  common stockholders.............     ($300,666)  ($75,321)  ($47,997)
                                      ========== ========== ==========
Pro forma basic and diluted net
loss per share applicable to
  common stockholders.............       ($13.99)    ($3.65)    ($5.34)
                                      ========== ========== ==========

          The pro forma impact of options granted and ESPP shares to be issued on the net loss applicable to common stockholders for the years ended December 31, 2000, 1999 and 1998 is not representative of the effects on net income
(loss) for future years, as future years will include the effects of options vesting as well as the impact of multiple years of stock option grants.

          The options' weighted average grant date fair value, which is the value assigned to the options under FAS 123, was $43.81, $28.31, and $3.20, for options granted during 2000, 1999, and 1998,respectively. The weighted average grant date fair value of ESPP shares to be issued was $9.30,$8.40 and $7.70 for the years ended December 31, 2000, 1999 and 1998, respectively.

12. Income Taxes

          Due to operating losses and the inability to recognize the benefits therefrom, there is no provision for income taxes for the years ended December 31, 2000, 1999 and 1998.

          The reconciliation of income tax benefit attributable to net loss applicable to common stockholders computed at the U.S. federal statutory rates to income tax benefit for the years ended December 31, 2000, 1999, and 1998 is as follows (in thousands):

________________________________________________________________________________

                                          Years Ended December 31,
                                      ------------------------------
                                         2000      1999       1998
                                      ---------  --------   --------
Tax benefit at U.S.
  statutory rate......................  ($63,268) ($22,428)  ($16,498)
Goodwill amortization.................    19,405     1,233         --
In-process research and development...     8,698     5,110         --
Loss for which no tax benefit is
  currently recognizable..............    34,529    16,085      8,129
Nondeductible preferred stock dividend        --        --      8,369
Other, net............................       636        --         --
                                       --------- --------- ----------
                                       $      -- $      -- $       --
                                       ========= ========= ==========

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows (in thousands):


                                                                December 31,
                                                            --------------------
                                                                 2000       1999
                                                             --------   --------
Deferred tax assets:
 Net operating loss carryforwards.........................   $100,477  $ 19,208
 Tax credit carryforwards.................................      6,808     2,200
 Reserves and accruals....................................      8,760     4,006
 Capitalized research and development.....................      4,232     1,039
 Intangibles amortization.................................      9,078        --
 Deferred warrant expense.................................         --    14,321
 Deferred revenue.........................................      1,353     1,850
 Other, net...............................................        994       896
                                                             --------  --------
  Gross deferred tax assets...............................    131,702    43,520
  Valuation allowance........................                (131,702)  (43,520)
                                                             --------  --------
  Total deferred tax assets...............................         --        --

Deferred tax liabilities
 Acquired intangibles.....................................    (18,565)  (10,998)
                                                             --------   --------
  Net deferred tax liabilities                               ($18,565) ($10,998)
                                                             ========  ========

          Realization of deferred tax assets is dependent on future earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance has been established to reflect these uncertainties as of December 31, 2000 and 1999. The change in the valuation allowance was a net increase of approximately $88,182,000, $18,976,000, and $8,159,000 for the years ended
December 31, 2000, 1999, and 1998, respectively. Approximately $40,690,000 of the valuation allowance will be credited to equity when realized.

          As of December 31, 2000, the Company had federal, California and foreign net operating loss carryforwards of approximately $220,170,000, $92,260,000 and $79,240,000, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $4,180,000 and $3,895,000, respectively. The federal and California net operating loss and credit carryforwards will expire at various dates beginning in the years 2001 through 2020, if not utilized. The foreign net operating losses have an unlimited carryover period.

          Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

________________________________________________________________________________

12. Segments of an Enterprise and Related Information

     The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM allocates resources to each segment based on their business prospects, competitive factors, revenues and operating results.

     The Company views its business as having two principal operating segments:
Cable Broadband Access Systems ("Cable") and Telecom Carrier Access Systems ("Telecom"). The Cable segment consists primarily of the TeraComm system, the CherryPicker Digital Video Management Systems, and the Multigate Telephony and Data Access Systems which are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The Telecom segment consists primarily of the Miniplex DSL Systems, the IPTL Converged Voice and Data Service System and the Highlink, which are sold to providers of broadband services for the deployment of voice and data services over the existing copper wire infrastructure.

     Information on reportable segments for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                          Years Ended December 31,
                                               2000        1999         1998
Cable Broadband Access Segment:
 Revenues                                 $  303,524   $  97,009   $   31,696
 Operating loss                             (132,643)    (69,088)     (23,677)
 Total assets                                902,262     301,236       42,146

Telecom Broadband Access Segment:
 Revenues                                     36,025          --           --
 Operating loss                              (54,834)         --           --
 Total assets                                524,465          --           --

Operating loss:
 Operating loss by reportable segments     ($187,477)   ($69,088)    ($23,677)
 Unallocated amounts:
 Interest and other income, net                6,710       5,008          449
                                          ----------   ---------   ----------
Net loss                                   ($180,767)   ($64,080)    ($23,228)
                                          ==========   =========   ==========

Geographic areas:
Revenues:
 United States                            $   83,974   $  15,598   $    8,313
 Canada                                      118,491      41,008       13,032
 Europe and Israel                            61,741      24,746        4,387
 Asia                                         60,985      12,755        4,614
 South America                                14,358       2,902        1,350
                                          ----------   ---------   ----------
  Total                                   $  339,549   $  97,009   $   31,696
                                          ==========   =========   ==========
Assets:
 United States                            $  969,271   $ 218,689
 Canada                                       17,454       7,281
 Europe and Israel                           432,746      75,266
 Asia                                            327          --
 South America                                 6,929          --
                                          ----------   ---------
  Total                                   $1,426,727   $ 301,236
                                          ==========   =========

- --------------------------------------------------------------------------------

Three customers accounted for 10% or more of total revenues (17%, 17%, and 11%) for the year ended December 31, 2000. Four customers accounted for 10% or more of total revenues (24%, 17%, 14% and 11%) for the year ended December 31, 1999. Three customers accounted for 10% or more of total revenues (40%, 16% and 14%) for the year ended December 31, 1998. No other customer accounted for more than 10% of revenues during these years.

13. Defined Contribution Plan

     During 1995, the Company adopted a 401(k) Profit Sharing Plan and

Trust that allows eligible employees to make contributions subject to certain limitations. The Company may make discretionary contributions based on profitability as determined by the Board of Directors. No amount was contributed by the Company to the plan during the years ended December 31, 2000, 1999, and 1998.

14. Related Party Transactions

     On March 18, 1999, the Company entered into a Supply Agreement with Rogers Cable Inc. ("Rogers Cable"), formerly Rogers Cablesystems Limited, a subsidiary of Rogers Communications. The Supply Agreement and the Development Agreement did not constitute a commitment to purchase or deploy any particular volume or quantity of the Company's product. Such commitment was only made when a valid purchase order was issued to the Company. Under the Supply Agreement, the Company agreed to make available to Rogers Cable its current TeraLink Gateway, TeraLink 1000 Master Controller, TeraPro Cable Modems and specified software. The Company also committed to certain product pricing and specifications. Under the terms of the Supply Agreement, Rogers Cable retained the right to return to the Company all products purchased until certain conditions specified in the agreement were met by the Company. Accordingly, the Company did not recognize revenue on shipments to Rogers Cable until the conditions specified in the Agreement were met or Rogers Cable had waived the right to return the product. The Company deferred recognition of revenue for shipments to Rogers Cable until the quarter ended September 30, 1999 when the first waiver was received from Rogers Cable. The Company subsequently recognized revenue only to the extent that Rogers Cable had waived the rights of return for such product. As of March 31, 2000, Rogers Cable had waived all rights of return under the Supply Agreement; accordingly, the only rights of return that remain available to Rogers Cable are those provided under the Company's standard warranty policy. The Supply Agreement expired on April 1, 2000.

     During the years ended December 31, 2000, 1999 and 1998, the Company recognized revenue of $119,321,000, $39,664,000 and $12,546,000, respectively in connection with product shipments made to Shaw and Rogers, each of which is a significant stockholder, with a position on the Company's Board of Directors. Cost of related party product revenues consists of direct product costs. Accounts receivable from these parties totaled approximately $17,454,000 and $7,281,000 at December 31, 2000 and 1999, respectively.

     During the year ended December 31, 1999, the Company incurred approximately $200,000 of expense related to consulting services performed by a member of the Company's Board of Directors. There were no consulting services performed by a member the Company's Board of Directors during the year ended December 31, 2000.

15. Business Combinations

     During 1999 and 2000, the Company completed a total of ten acquisitions. Each of the acquisitions was accounted for under the purchase method of accounting. The respective purchase prices were allocated to the assets acquired and liabilities assumed based on a determination from an independent appraisal of their respective fair values. The methodologies used to value intangible assets acquired were consistently applied to each of the acquisitions.

     To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks

- --------------------------------------------------------------------------------
related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology.

     The value of the in-process research and development was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that is attributable to previously developed technology, the level of effort to date in the in-process research and development, the percentage of completion of the project and the level of risk associated with the in-process technology. The projects identified as in-process are those that were underway at each of the acquisitions at the time of the acquisition and that will, after the applicable closing date, require additional effort in order to establish technological feasibility. These projects have identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured. The value of in-process research and development was included in the Company's results of operations during the period of the acquisition.

     The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting and hiring costs and training costs for each category of employee.


Imedia Corporation

     In July 1999, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") to acquire Imedia Corporation ("Imedia"), a California corporation. Imedia produces routing and re- multiplexing systems for digital video that enable cable operators to select and customize their program lineup for viewer preferences, while maximizing video capacity and quality over standards-based set-top boxes. The Imedia acquisition was completed on September 16, 1999 (the "Closing Date").

     In accordance with the Agreement, the Company issued 1,714,814 shares of common stock and 344,954 options and warrants to purchase common stock to the vested optionholders and warrantholders of Imedia on the Closing Date.

     Tangible assets acquired principally include cash, accounts receivable and property and equipment. Liabilities assumed principally include accounts payable and accrued liabilities. At the Closing Date, the Company forgave Imedia's note payable obligation of $1,000,000.

     The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $27,000,000 for developed technology that had reached technological feasibility and therefore was capitalizable.

     In-process technology acquired, valued at approximately $11,000,000, consists primarily of major additions to Imedia's core technology, which is related to Imedia's planned development of new features. The majority of the intended functionality of these new features is not supported by Imedia's current technology. Intended new features include offering high quality video service over the Internet and multiplexing data with video. Notwithstanding the Company's expectations that the in-process technology will be successfully developed, there remain significant technical challenges that must be resolved in order to complete the in- process technology.

Radwiz Ltd.

     In October 1999, the Company entered into a Share Purchase Agreement to acquire Radwiz Ltd. ("Radwiz"), an Israeli company. Radwiz produces communication access systems based on high-speed IP routing, integrated with telephony. Radwiz's systems include both central office Digital Subscriber Line Access Multiplexers (DSLAMs) and customer premises equipment for small office, home office (SOHO) business broadband services. The Radwiz acquisition was completed on November 22, 1999.

In accordance with the acquisition agreement, the Company paid $250,000 in cash and issued 1,992,306 shares of Terayon common stock to the former shareholders of Radwiz

- --------------------------------------------------------------------------------
and issued options to purchase 145,142 shares of Terayon common stock to the vested optionholders of Radwiz on the Closing Date. In addition, the unvested optionholders of Radwiz options also received options to purchase the Company's common stock, the fair value of which was included in the purchase price.

     The approximate purchase price was determined to be $52,700,000. This represents the minimum purchase price, as specified in the acquisition agreement, to be issued to the shareholders and vested optionholders of Radwiz ($50,000,000,) plus the value of the options issued to unvested optionholders of Radwiz ($2,700,000) based on the market value of the Company's common stock on the date the acquisition was announced. Proceeds to be received from the Radwiz optionholders upon exercise of their options are not significant.

     Tangible assets acquired principally include cash, accounts receivable, inventory and property and equipment. Liabilities assumed principally include accounts payable and accrued liabilities.

     The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $29,850,000 for developed technology that had reached technological feasibility and therefore was capitalizable.

     In-process technology acquired in the transaction, valued at approximately $3,000,000 consists primarily of additions to Radwiz's core technology, which is related to Radwiz's planned development of new features. The majority of the intended functionality of these new features is not supported by Radwiz's current technology. Intended new features include offering: end-to-end carrier quality of service; allowing access via an ATM network; and, providing ISDN line functionality. Notwithstanding the Company's expectations that the in-process technology will be successfully developed, there remain significant technical challenges that must be resolved in order to complete the in- process technology.

Telegate Ltd.

     In October 1999, the Company entered into a Share Purchase Agreement ("Telegate Agreement") to acquire Telegate Ltd ("Telegate"), an Israeli company. Telegate produces telephony and data access platforms that are deployed by service providers to deliver efficient carrier-class voice services over cable. Telegate also provides in-home networking capability for telephony and data, based on the Digital Enhanced Cordless Telephony (DECT) standard. The transaction was completed on January 2, 2000.

     In accordance with the Telegate Agreement, the Company issued 4,440,000 shares of common stock and paid approximately $2,500,000 in cash on January 2, 2000. The Company made an additional cash payment of approximately $858,000 during the third quarter of 2000. In addition, the Company issued a warrant to purchase 2,000,000 shares of the Company's common stock, valued at approximately $34.6 million under the terms of an agreement between Telegate and a customer of the Company(See Note 10). The value of the warrant was included in the purchase price and was associated with the value of the customer relationship.

     Tangible assets acquired principally include cash, accounts receivable, inventory and property and equipment. Liabilities assumed principally include accounts payable and accrued liabilities.

     The value of the customer relationship was determined as the value of the warrant using the Black Scholes model. The warrant is fully vested, non-forfeitable, and immediately exercisable and has a term of three years. The value of the customer relationship is being amortized to cost of goods sold on a straight-line basis over a three-year period.

     The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $21,500,000 for developed technology, that had reached technological feasibility and therefore was capitalizable.

- --------------------------------------------------------------------------------

     In-process technology acquired, valued at approximately $7,500,000, consists primarily of major additions to Telegate's core technology, which is related to Telegate's planned development of new features. The majority of the intended functionality of these new features is not supported by Telegate's current technology. Intended new features include: connection on demand functionality to extend the product's ISDN compatibility; the ability to use cordless technology for either voice or data applications; and, a subscriber end unit that can be used in multi- dwelling units. Notwithstanding the Company's expectations that the in-process technology will be successfully developed, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

Access Network Electronics Division of Tyco Electronics Corporation

In February 2000, the Company entered into an Asset Purchase Agreement (the "ANE Agreement") to acquire certain assets and assume certain liabilities of the Access Network Electronics Division (ANE) of Tyco Electronics Corporation, a subsidiary of Tyco International Ltd. ANE produces DSL (Digital Subscriber Line) systems that provide multiple phone lines over the existing copper telephony network. The transaction was completed on April 22, 2000.

     In accordance with the ANE Agreement, the Company issued 1,404,552 shares of common stock, valued at approximately $83,500,000 based on the maximum purchase price specified in the ANE Agreement. In addition, the Company agreed to establish an employee retention program for purposes of retaining certain identified employees of ANE. The retention program provides for up to 3 annual payments to the identified employees in a total amount of approximately $4,200,000 provided the employees remain employed by the Company. The retention payments will be charged to expense over the employees' respective periods of service.

     Tangible assets acquired principally include accounts receivable, inventory and property and equipment. Liabilities assumed principally include accounts payable and warranty obligations.

     The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $12,600,000 for developed technology, which had reached technological feasibility and therefore was capitalizable.

     To determine the value of the customer base the expected future cash flows attributed to existing customers was discounted. The analysis yielded a valuation of approximately $2,400,000.

     In-process technology acquired in the transaction, valued at approximately $750,000, consists primarily of additions to ANE's core technology, which is related to ANE's planned development of new features. A portion of the intended functionality of these new features is not supported by ANE's current technology. The resultant technology is intended to allow the transmission from a 56Kbps modem without the loss of transmission rate. Notwithstanding the Company's expectations that the technology will be successfully developed, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

Combox Ltd.

     In February 2000, the Company entered into a Share Purchase Agreement (the "Combox Agreement") to acquire Combox Ltd ("Combox"), an Israeli company. Combox is a manufacturer of broadband data systems and satellite communications based on international standards. Combox's cable data access systems conform to the growing EuroModem international specification, based on the Digital Video Broadcasting (DVB) standard. The transaction was completed on April 18, 2000.

     In accordance with the Combox Agreement, the Company issued 1,547,770 shares of common stock and made a cash payment of approximately $250,000. In addition, the Company issued options to purchase common stock of the Company to the unvested option holders of Combox options. The approximate purchase price was determined as the value of Terayon's common stock issued at closing ($92,000,000) and the value of

- --------------------------------------------------------------------------------
the options to purchase Terayon's shares issued to the unvested option holders ($6,800,000) based on the fair market value of Terayon's common stock on the days immediately preceding and following the date the acquisition was announced. In addition, the cash payment of approximately $250,000 is included in the purchase price. Proceeds to be received from the option holders and warrant holders upon exercise are not significant.

     Tangible assets acquired principally include cash and cash equivalents and accounts receivable. Liabilities assumed principally include short and long term debt, accounts payable and accrued liabilities.

     The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $12,500,000 for developed technology, which had reached technological feasibility and therefore was capitalizable.

     In-process technology acquired valued at approximately $8,000,000 consists primarily of additions to Combox's core technology, which is related to Combox's planned development of new features. A portion of the intended functionality of these new features is not supported by Combox's current technology. Intended new features include modems that offer end-to-end solutions for both the cable and the satellite infrastructure. Notwithstanding the Company's expectations that the technology will be successfully developed, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

Internet Telecom Ltd.

     In March 2000, the Company and Telegate, a subsidiary of the Company, entered into an Asset Purchase Agreement ("Internet Telecom Agreement") under which Telegate agreed to purchase certain assets of Internet Telecom Ltd. ("Internet Telecom" or "IT"), an Israeli company. Internet Telecom is a supplier of PacketCable and other standards-based, voice-over-IP ("Internet Protocol") systems and technologies. The transaction was completed on April 18, 2000.

     In accordance with the Internet Telecom Agreement,the Company issued 377,380 shares of common stock valued at approximately $46,000,000 based on the fair market value of the Company's common stock on the days immediately preceding and following the announcement of the acquisition and paid approximately $2,000,000 in cash. In addition, as a result of certain conditions in the Agreement with regards to the price of the Company's common stock, an additional accrued purchase price payable of approximately $14.1 million is included in the consolidated balance sheet as of December 31,2000.

     The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $5,950,000 for developed technology, which had reached technological feasibility and therefore was capitalizable.

     In-process technology acquired, valued at approximately $2,550,000, consists primarily of additions to Internet Telecom's core technology, which is related to Internet Telecom's planned development of new features. A portion of the intended functionality of these new features is not supported by Internet Telecom's current technology. Intended new features include network management switches and software to enhance product performance and marketability. Notwithstanding the Company's expectations that the technology will be successfully developed, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

Ultracom Ltd.

     In March 2000, the Company entered into a Share Purchase Agreement to acquire Ultracom Communication Holdings (1995) Ltd. ("Ultracom"), an Israeli company. Ultracom is a supplier of broadband systems-on-silicon. The transaction was completed on April 19, 2000.

- --------------------------------------------------------------------------------

     In accordance with the Ultracom Agreement, the Company issued 536,766 shares of common stock, made a cash payment of approximately $245,000 and issued options to purchase common stock of the Company to the shareholders and unvested option holders of Ultracom options. The approximate purchase price was determined as the value of Terayon's common stock issued at the closing ($57,600,000) and the value of the options to purchase Terayon's shares issued to the unvested option holders ($578,000) based on the fair market value of Terayon's common stock on the days immediately preceding and following the date the acquisition was announced. In addition, the cash payment of approximately $245,000 is included in the purchase price.

     Tangible assets acquired principally include cash and cash equivalents, accounts receivable and property and equipment. Liabilities assumed principally include long-term debt, accounts payable and accrued liabilities.

     The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $1,050,000 for developed technology that had reached technological feasibility and therefore was capitalizable.

     In-process technology acquired, valued at approximately $1,800,000, consists primarily of additions to Ultracom's core technology, which is related to Ultracom's planned development of new features. A portion of the intended functionality of these new features is not supported by Ultracom's current technology. Intended new features include system on chip solutions for DOCSIS and DVB/DAVIC cable modems. Notwithstanding the Company's expectations that the technology will be successfully developed, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

Mainsail Networks

     In August 2000, the Company entered into an Agreement and Plan of Merger and Reorganization to acquire Mainsail Networks, Inc. ("Mainsail"). Mainsail develops and markets next-generation broadband networks that enable telecommunications carriers to deliver multiple services over a single network infrastructure. The transaction was completed on September 29, 2000.

     In accordance with the Mainsail Agreement, the Company issued 2,969,062 shares of common stock and options to purchase 168,193 shares of common stock to the Mainsail shareholders and option holders. The approximate purchase price was determined based on the fair market value of Terayon's common stock on the days immediately preceding and following the date the acquisition was announced ($171,275,000) less the intrinsic value of the unvested options recorded as deferred compensation ($4,719,000). Deferred compensation is amortized over the option holders' vesting period.

     Tangible assets acquired principally include cash, inventory and property and equipment. Liabilities assumed principally include accounts payable, accrued liabilities and notes payable.

     The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $49,000,000 for developed technology that had reached technological feasibility and therefore was capitalizable.

     In-process technology acquired, valued at approximately $5,000,000, consists primarily of additions to Mainsail's core technology, which is related to Mainsail's planned development of new features. A portion of the intended functionality of these new features is not supported by Mainsail's current technology. The resultant technology is intended to provide a high capacity CPE (customer premise equipment) and low cost gateway. Notwithstanding the Company's expectations that the technology will be successfully developed, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

Digitrans

- --------------------------------------------------------------------------------

     On September 27, 2000, the Company acquired Digital Transmission Equipment ("Digitrans") pursuant to the terms of a Stock Purchase Agreement between the Company and the former owner of Digitrans. Digitrans develops, markets and sells digital equipment solutions that enable broadcasters, satellite operators and cable television system operators to optimize network services.

     In accordance with the Digitrans Agreement, the Company issued 394,329 shares of common stock. The approximate purchase price was $15,921,000 based on the fair market value of Terayon's common stock on the days immediately preceding and following the date the acquisition was announced. In addition, as a result of certain conditions stipulated in the Agreement with regards with the price of the Company's common stock, the company issued 367,804 additional shares of common stock to the former owner of Digitrans.

     Tangible assets acquired principally include cash and cash equivalents, accounts receivable and property and equipment. Liabilities assumed principally include long-term debt, accounts payable and accrued liabilities.

     The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $550,000 for developed technology that had reached technological feasibility and therefore was capitalizable.

     In-process technology acquired, valued at approximately $4,950,000, consists primarily of additions to Digitrans' core technology, which is related to Digitrans' planned development of new features. A portion of the intended functionality of these new features is not supported by Digitrans' current technology. Intended new features include system on chip solutions for DOCSIS and DVB/DAVIC cable modems. Notwithstanding the Company's expectations that the technology will be successfully developed, there remain significant technical challenges that must be resolved in order to complete the in-process technology.

TrueChat

     On December 22, 2000, the Company, acquired TrueChat, Inc., ("TrueChat"), pursuant to the terms of an Agreement and Plan of Merger and Reorganization. TrueChat develops communication systems that enable multimedia teleconferencing and provide increased control over teleconference parameters.

     In accordance with the TrueChat Agreement the Company issued 534,487 shares of common stock and made a cash payment of $209,928. In addition, the former option holders of TrueChat received options to purchase 126,061 shares of the Company's common stock. Deferred compensation relating to the options is amortized over the option holders' vesting period.

     A summary of the purchase price allocations pertaining to the above acquisitions and the amortization periods of the intangible assets acquired is as follows (in thousands):


- --------------------------------------------------------------------------------

2000 Acquisitions:
                                          Telegate        ANE        Combox     IT       Ultracom  Mainsail     Digitrans  TrueChat
                                          --------        ---        ------     --       --------  --------     ---------  --------
Approximate purchase price:
  Purchase price                             $130,553    $83,477     $98,784  $62,265     $57,621   $166,556     $15,921    $2,664
  Transaction and other direct
   acquisition costs                            4,483        265         672    1,486         598      2,641         116       210
                                        ------------------------------------------------------------------------------------------
                                             $135,036    $83,742     $99,456  $63,751     $58,219   $169,197     $16,037    $2,874
                                        ==========================================================================================

Allocation of purchase price:
  Historical net tangible
   assets acquired                            ($5,580)   $14,145     $ 2,308              $ 1,116       ($15)    $   306
  Convertible loans                            12,482
                                        ------------------------------------------------------------------------------------------
                                                6,902     14,145       2,308       --       1,116        (15)        306        --
                                        ------------------------------------------------------------------------------------------

Intangible assets acquired:
  Customer relationship or base                34,580      2,400
  Developed technology                         21,500     12,600      12,500    5,950       1,050     49,000         550
  Assembled workforce                           4,200     12,200       1,100      500       1,100      2,800       1,100
  Trademark                                                  600
  In-process research
   and development                              7,500        750       8,000    2,550       1,800      5,000       4,950
  Goodwill                                     66,382     41,047      80,444   54,751      53,927    107,692       9,131     2,390
  Deferred tax liability                       (6,028)                (4,896)                (774)
  Deferred compensation                                                                                4,719                   484
                                        ------------------------------------------------------------------------------------------
                                             $135,036    $86,742     $99,456  $63,751     $58,219   $169,196     $16,037    $2,874
                                        ==========================================================================================

Amortization period (in years):
  Customer relationship or base                     3          5
  Developed technology                              6          5           5        6           6          5           5
  Assembled workforce                               2          2           2        2           2          2           2
  Trademark                                                    5
  Goodwill                                          6          5           5        6           6          5           5         5
  Deferred compensation                                                                                  1.5                   1.5

1999 Acquisitions:
                                             Imedia        Radwiz
                                             ------        ------
Approximate purchase price:
  Purchase price                             $106,347      $52,667
  Transaction and other direct
   acquisition costs                            2,345        1,086
                                             ---------------------
                                             $108,692      $53,753
                                             =====================

Allocation of purchase price:
  Historical net tangible
   assets acquired                              ($355)     $ 3,058
  Forgiveness of note payable                   1,000
                                             ---------------------
                                                  645        3,058
                                             ---------------------

Intangible assets acquired:
  Developed technology                         27,000       29,850
  Assembled workforce                           2,500        2,800
  Trademark                                     4,000        1,150
  In-process research
   and development                             11,000        3,600
  Goodwill                                     63,547       24,293
  Deferred tax liability                                   (10,998)
                                             ---------------------
                                             $108,692      $53,753
                                             =====================

Amortization period (in years):
  Developed technology                              6            6
  Assembled workforce                               2            2
  Trademark                                         6            6
  Goodwill                                          6            6

________________________________________________________________________________

Pro Forma Financial Results

     The following selected unaudited pro forma combined results of operations for the year ended December 31, 2000 of the Company, Telegate, Combox, Ultracom, ANE, Internet Telecom, Mainsail, Digitrans and TrueChat have been prepared assuming that the acquisitions occurred at the beginning of the period presented. The following selected unaudited pro forma combined results of operation for the year ended December 31, 1999 of the Company, Telegate, Combox, Ultracom, ANE, Internet Telecom, Mainsail, Digitrans, TrueChat, Radwiz and Imedia have been prepared assuming that the acquisitions occurred at the beginning of the period presented. The following selected unaudited pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisitions been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):


                                                   Years Ended December 31,
                                                        2000        1999
                                                    ---------   ---------
Revenues                                            $ 358,559   $ 189,213
Net loss (1)                                         ($71,343)   ($40,728)
Net loss per share (1)                                 ($1.16)     ($0.66)
Shares used in calculation of net loss per share       61,531      61,531


(1) Net loss and net loss per share excludes approximately $30,535,000 and $14,600,000 of in-process research and development charges for the years ended December 31, 2000 and 1999, respectively.

16.  Subsequent Events (Unaudited)

     In January 2001, the Company's Board of Directors approved a restructuring plan to streamline the Company's organizational structure worldwide. Over the first half of 2001, 124 employee positions are expected to be eliminated in the United States and Israel. The Company anticipates a nonrecurring charge of approximately $2.1 million in the first quarter of 2001 relating to the restructuring. This charge includes provision for employee termination benefits and other costs, principally excess facility lease costs. As a result of the restructuring, the Company is evaluating the possible impairment of long-lived assets relating to Combox and Ultracom.

     In February 2001, the Company repurchased approximately $195,600,000 of its Convertible Subordinated Notes at a pretax gain of approximately $121,000,000.

     On February 14, 2001, the Company's Board of Directors granted options to purchase a total of 15,049,866 shares at $6.8125 per share.

     In February 2001, the Company's Board of Directors approved the adoption of a Stockholder Rights Plan under which all stockholders of record as of February 20, 2001 received rights to purchase shares of a new series of Preferred Stock. The rights were distributed as a non-taxable dividend and will expire in ten years from the record date. The rights will be exercisable only if a person or group acquires 15 percent or more of the Company's Common Stock or announces a tender offer for 15 percent or more of the Company's Common Stock. If a person acquires 15 percent or more of the Company's Common Stock, all rightsholders except the buyer will be entitled to acquire the Company's Common Stock at a discount. The Board may terminate the Rights Plan at any time or redeem the rights prior to the time a person acquires more than 15 percent of the Company's Common Stock.

- --------------------------------------------------------------------------------

17.  Unaudited Quarterly Financial Data

     Summarized quarterly financial data for 2000 and 1999 is as follows (in thousands, except per share data):


                                                 Quarter
                                  --------------------------------------

2000                              First     Second     Third      Fourth
                                  -----     ------     -----      ------
Revenues                       $ 59,337   $ 92,019   $125,301   $ 62,892
Gross profit(loss)               15,389     25,519     34,170    (25,060)
Net loss                        (28,394)   (34,364)   (26,454)   (91,555)
Basic and diluted loss
  per common share (1)           ($0.52)    ($0.57)    ($0.43)    ($1.38)

                                                 Quarter
                                  ---------------------------------------

1999                              First      Second     Third      Fourth
                                  -----      ------     -----      ------
Revenues                       $ 15,873   $ 19,082   $ 23,389   $ 38,655
Gross profit                      1,918      3,808      6,443     12,796
Net loss                         (5,893)   (14,647)   (24,583)   (18,958)
Basic and diluted loss
  per common share (1)           ($0.16)    ($0.36)    ($0.59)    ($0.42)

- ----------

(1) Earnings per share are computed independently for each of the quarters presented. The sum of the quarterly earnings per share in 2000 and 1999 does not equal the total computed for the year due to changes in shares outstanding and rounding.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   Not applicable.

PART III

ITEM 10.  Directors and Officers of the Registrant


     Certain information regarding our executive officers as of March 23, 2001, is set forth below.


Name                                 Age        Position
- ----                                 ---        --------
Zaki Rakib (2)                       42         Chief Executive Officer, Secretary and
                                                Director
Shlomo Rakib                         43         Chairman of the Board, President, Chief
                                                Technical Officer and Director
Ray M. Fritz                         55         Chief Financial Officer
Michael D'Avella                     42         Director
Alek Krstajic                        37         Director
Christopher J. Schaepe (1) (2)       37         Director
Lewis Solomon (1)                    67         Director
Mark A. Stevens (1)                  41         Director

__________


- --------------------------------------------------------------------------------

(1)  Member of Audit Committee
(2)  Member of Compensation Committee

     The Board of Directors is divided into three classes, each having a three-year term. Mr. Krstajic, Mr. Solomon and Mr. Stevens are Class I directors, whose terms expire in 2002. Mr. D'Avella and Mr. Shlomo Rakib are Class II directors, whose terms expire in 2003. Mr. Schaepe and Dr. Zaki Rakib are Class III directors, whose terms expire in 2001.

     Zaki Rakib co-founded Terayon in 1993 and has served as Chief Executive Officer since January 1993 and as a director since February 1995. From January 1993 to July 1998, Dr. Rakib also served as Chief Financial Officer. Prior to co-founding the Company, Dr. Rakib served as Director of Engineering for Cadence Design Systems, an electronic design automation software company, from 1990 to 1994. Prior to joining Cadence, Dr. Rakib was Vice President of Engineering at Helios Software, which was acquired by Cadence in 1990. Dr. Rakib serves on the board of a privately held company. Dr. Rakib holds B.S., M.S. and Ph.D. degrees in engineering from Ben-Gurion University in Israel. Dr. Rakib is the brother of Shlomo Rakib, the Company's Chairman of the Board, President and Chief Technical Officer and a director of the Company.

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

     Ray M. Fritz has served as Chief Financial Officer since July 1999. Prior to joining the Company, Mr. Fritz was Vice President of Finance and Operations and Chief Financial Officer of GigaLabs Inc., a provider of high performance input/output switching solutions, from December 1997 to July 1999. From August 1994 until August 1997, Mr. Fritz was with Clarify, Inc., a provider of front office automation systems, as its Vice President, Finance and Operations and Chief Financial Officer. From May 1990 to August 1994, he served as Director, Finance of Synopsys, Inc., an electronic design automation company, and from April 1986 to May 1990, Mr. Fritz served as Vice President and Controller of LSI Logic Corporation, a semiconductor company. Prior to that, he held a variety of finance positions with Xerox Corporation, The Singer Company and Shell Oil Company. Mr. Fritz holds a B.S. degree in finance/business administration from Benedictine College, a M.B.A. degree from Atlanta University and a M.S. degree in tax from Golden Gate University.

     Michael D'Avella has served as a director since April 1998. Mr. D'Avella is the Senior Vice President, Planning for Shaw Communications Inc., a diversified communications company and a leading cable operator in Canada ("Shaw"). Mr. D'Avella has held a variety of senior management positions at Shaw since 1991. Prior to that, he held positions with the Canadian Cable Television Association and Telesat Canada. He is a director of Canadian Satellite Communications Inc., a distributor of satellite based broadcast signals and provider of satellite communications for businesses, and GT Group Telecom Inc., a broadband services company, and several privately held companies. Mr. D'Avella holds a B.A. degree in economics and planning from the University of Toronto in Canada.

     Alek Krstajic has served as a director since July 1999. Mr. Krstajic is the Senior Vice President Interactive Services, Sales and Product Development for Rogers Communications, Inc., and has held a variety of senior management positions at Rogers since 1994. Mr. Krstajic is a of several privately held companies. Mr. Krstajic holds a B.A. degree in economics from the University of Toronto in Canada and attended the executive educational program at Wharton School of Business at the University of Pennsylvania.

     Christopher J. Schaepe has served as a director since March 1995. Mr. Schaepe is a Managing Director of Weiss, Peck & Greer, L.L.C., a technology-focused venture capital firm, which he joined in 1991. Previously, Mr. Schaepe served in

- --------------------------------------------------------------------------------
corporate finance and capital markets roles for three years at Goldman, Sachs & Company after his employment as a software engineer at IBM Corporation. He is a director of Galileo Technology Ltd., a communications semiconductor company, Quantum Effect Devices, Inc., a communications microprocessor supplier, and several privately held companies. Mr. Schaepe holds B.S. and M.S. degrees in computer science from the Massachusetts Institute of Technology and an M.B.A. degree from Stanford Business School.

     Lewis Solomon has served as a director since March 1995. Mr. Solomon has been a principal of G&L Investments, a consulting firm, since 1989 and currently serves as the Chief Executive Officer of Broadband Services, Inc. From 1983 to 1988, he served as Executive Vice President at Alan Patricof Associates, a venture capital firm focused on high technology, biotechnology and communications industries. Prior to that, Mr. Solomon served in various capacities with General Instrument Corp., most recently as Senior Vice President. From April 1986 to January 1997, he served as Chairman of the Board of Cybernetic Services, Inc., an LED systems manufacturer, which commenced a Chapter 7 bankruptcy proceeding in April 1997. Mr. Solomon serves on the boards of Anadigics, Inc., a manufacturer of integrated circuits; Anacomp, Inc., a manufacturer of data storage systems; and Artesyn Technologies, Inc., a power supply and power converter supply company. Mr. Solomon also serves on the boards of several privately held companies.

     Mark A. Stevens has served as a director since March 1995. Mr. Stevens has been a General Partner of Sequoia Capital, a venture capital investment fund, since March 1993. Mr. Stevens currently serves on the Board of Directors of NVidia Corporation, a graphics software and processor company, MP3.com, Inc., an on-line music services provider and retail company, Pixelworks, Inc., a designer of systems on a chip solutions, and several privately held companies. Prior to joining Sequoia in 1989, he held technical sales and marketing positions at Intel Corporation. Mr. Stevens holds a B.S.E.E. degree, a B.A. degree in economics and an M.S. degree in computer engineering from the University of Southern California and an M.B.A. degree from Harvard Business School.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to its directors, officers and greater than 10 percent beneficial owners were complied with except that Mr. Krstajic filed one late report covering one transaction.

ITEM 11. Executive Compensation

     Incorporated by reference to the Form 10-KA to be filed by April 30, 2001, the section titled "Executive Compensation."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to the Form 10-KA to be filed by April 30, 2001, the section titled "Record Date and Voting Securities" and the section titled "Security Ownership."

ITEM 13. Certain Relationship and Related Transactions

     Incorporated by reference to the Form 10-KA to be filed by April 30, 2001, under the section titled "Certain Transactions."

- --------------------------------------------------------------------------------

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report on Form 10-K:

1. Consolidated Financial Statements. The following consolidated financial statements of Terayon Communication Systems, Inc. and related Independent Auditors' Report are filed as part of this report of Form 10-K:


*    Independent Auditors' Report.
*    Consolidated Balance Sheets, as of December 31, 2000 and 1999.
* Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity (Net Capital Deficiency), Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2000, 1999 and 1998.

2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedules of Terayon Communication Systems, Inc. are filed as part of this report on Form 10-K and should be read in conjunction with the Consolidated Financial statements of Terayon Communication Systems, Inc:

* Schedule II of Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998.

     Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.


3. Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this report on Form 10-K.

(b)  Reports on Form 8-K.

     On October 5, 2000, we filed a Report on Form 8-K reporting our acquisition of Mainsail Networks, Inc. and Digital Transmission Equipment. The current report was amended on October 18, 2000 on Form 8-K/A to include the financial statements of Mainsail Networks, Inc. and pro forma information reflecting our purchase combination with Mainsail Networks, Inc.

     On October 23, 2000, we filed a Report on Form 8-K to update information contained in certain of our filings with the Securities and Exchange Commission.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in County of Santa Clara, State of California, on the second day of April, 2001.

                           TERAYON COMMUNICATION SYSTEMS, INC.

                           By /s/ Ray M. Fritz
                              -------------------------------
                                  Ray M. Fritz
                                  Chief Financial Officer



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

    Signature                                 Title                          Date
- - - ---------------------------  ----------------------------------     ---------------
/s/ Zaki Rakib                    Chief Executive Officer and            April 2, 2001
- - - ---------------------------   Director (Principal Executive
    Dr. Zaki Rakib                Officer)

 /s/ Ray M. Fritz                 Chief Financial Officer (Principal     April 2, 2001
- - -  --------------------------   Financial and Accounting Officer)
     Ray M. Fritz

/s/ Shlomo Rakib                  Chairman of the                        April 2, 2001
- - - ---------------------------   Board of Directors
    Shlomo Rakib

/s/ Michael D'Avella              Director                               April 2, 2001
- - - ---------------------------
    Michael D'Avella

/s/ Christopher J. Schaepe        Director                               April 2, 2001
- - - ---------------------------
    Christopher J. Schaepe

/s/ Lewis Solomon                 Director                               April 2, 2001
- - - ---------------------------
    Lewis Solomon

/s/ Mark Stevens                  Director                               April 2, 2001
- - - ---------------------------
    Mark Stevens

/s/ Alek Krstajic                 Director                               April 2, 2001
- - - ---------------------------
    Alek Krstajic

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS


                                     Balance   Additions           Balance
                                       at      Charged to            at
                                    Beginning  Costs and   Write-  End of
                                    of Period   Expenses    offs   Period
                                    ---------  ----------  ------  -------
                                                 (in thousands)

Year ended December 31, 2000......
 Allowance for doubtful accounts       $1,461       5,126       4  $ 6,542
 Warranty reserve.................     $2,685       5,991   2,751  $ 5,925
 Obsolescence reserve                  $3,212      13,914     803  $16,323

Year ended December 31, 1999......
 Allowance for doubtful accounts       $  594         867      --  $ 1,461
 Warranty reserve.................     $1,064       2,951   1,330  $ 2,685
 Obsolescence reserve                  $2,286         926      --  $ 3,212

Year ended December 31, 1998......
 Allowance for doubtful accounts       $   20         574      --  $   594
 Warranty reserve.................     $  536       1,658   1,130  $ 1,064
 Obsolescence reserve                  $1,677         609      --  $ 2,286

                                 EXHIBIT INDEX


Exhibit
Number         Exhibit Description
2.1            Agreement and Plan of Merger, dated as of July 15, 1999, by and among Terayon Communication Systems, Inc., Cherry Acquisition
               Corporation and Imedia Corporation. (6)
2.2            Share Purchase Agreement, dated October 12, 1999, by and among
               Terayon Communication Systems, Inc. and the shareholders of
               Radwiz Ltd. and Radwiz Ltd. (7)
2.3            Share Purchase Agreement, dated October 14, 1999, by and among
               Terayon Communication Systems, Inc. and the shareholders of
               Telegate Ltd. and Telegate Ltd. (7)
2.4            Share Purchase Agreement, dated February 3, 2000, by and among
               Terayon Communication Systems, Inc. and ComBox Ltd. (9)
2.5            Asset Purchase Agreement, dated March 12, 2000, by and among
               Terayon Communication Systems, Inc., Telegate Ltd. and Internet
               Telecom Ltd. (9)
2.6            Amended and Restated Asset Purchase Agreement, dated February 10,
               2000
               by and between Terayon Communication Systems, Inc. and Tyco
               Electronics Corporation. (9)
2.7            Share Purchase Agreement by and among Terayon Communication
               Systems, Inc., the shareholders of Ultracom Communications
               Holdings (1995) Ltd. and Ultracom Communications Holdings (1995)
               Ltd. (9)
2.8            Stock Purchase Agreement, dated September 27, 2000, by and among
               Terayon Communication Systems, Inc., Digital Transmission
               Equipment, The D.W. Thomas Companies, Inc. and Donald W. Thomas.
               (10)
2.9            Agreement and Plan of Merger and Reorganization, dated September
               29, 2000, by and among Terayon Communication Systems, Inc., MN
               Acquisition Corp., a Delaware corporation, Mainsail and Certain
               Stockholders of Mainsail Networks, Inc. (10)
2.10           First Amendment to Agreement and Plan of Merger and
               Reorganization dated September 29, 2000, by and among Terayon
               Communication Systems, Inc., MN Acquisition Corp., a Delaware
               corporation, Mainsail and Certain Stockholders of Mainsail
               Networks, Inc. (10)
2.11           Agreement and Plan of Merger and Reorganization, dated December
               20, 2000, by and among Terayon Communication Systems, Inc., True
               Acquisition, Inc. and TrueChat, Inc. (11)
3.1            Amended and Restated Certificate of Incorporation of Terayon
               Communication Systems, Inc. (12)
3.2            Bylaws of Terayon Communication Systems, Inc.  (2)
3.3            Certificate of Amendment to Amended and Restated Certificate of
               Incorporation of Terayon Communication Systems, Inc.
3.4            Certificate of Designation of Series A Junior Participating
               Preferred Stock.
4.1            Specimen Common Stock Certificate.  (2)
4.2            Amended and Restated Information and Registration Rights
               Agreement dated April 6, 1998. (2)
4.3            Form of Security for Terayon Communication Systems, Inc.'s 5%
               Convertible Subordinated Notes due August 1, 2007. (13)
4.4            Registration Rights Agreement by and among Terayon Communication
               Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman
               Brothers, Inc. (13)
4.5            Indenture between Terayon Communication Systems, Inc. and State
               Street Bank and Trust Company of California, N.A. dated July 26,
               2000. (13)
10.1           Form of Indemnity Agreement between Terayon Communication
               Systems, Inc. and each of its directors and officers. (2)
10.2           1995 Stock Option Plan, as amended on March 26, 1996.  (2)
10.3           1997 Equity Incentive Plan, as amended on July 31, 2000.
10.4           1998 Employee Stock Purchase Plan, as amended on July 31, 2000.
10.5           1998 Non-Employee Directors Stock Option Plan.  (2)
10.6           1998 Employee Stock Purchase Plan Offering for Foreign Employees,
               adopted July 31, 2000.
10.7           Lease Agreement dated January 23, 1996 between Terayon
               Communication Systems, Inc. and Arrillaga Family Trust and
               Richard T. Peery Separate Property Trust. (2)
10.8           Employment Agreement between Terayon Communication Systems, Inc.
               and Zaki Rakib dated February 1993. (2)
10.9           Loan and Security Agreement dated August 10, 1998 between the
               Company and Silicon Valley Bank and Schedule to Loan and Security
               Agreement dated August 10, 1998 between the Company and Silicon
               Valley Bank. (3)
10.10          Streamline Facility Agreement dated October 30, 1998 between the
               Company and Silicon Valley Bank. (1)
10.11          Anti-Dilution Warrant to Purchase Shares of Common Stock dated
               April 6, 1998 issued ("Anti-Dilution Warrant") to Shaw
               Communications Inc. (2)
10.12          Amendment No. 1 to Lease dated April 8, 1999 between the Company and John Arrillaga Survivor's Trust and Richard T. Peery Separate
               Property Trust. (4)
10.13          Lease Agreement dated April 8, 1999 between the Company and John
               Arrillaga Survivor's Trust and Richard T. Peery Separate Property
               Trust. (4)
10.14          Lease Agreement dated April 20, 1998 between Imedia Corporation and Martin CL Associate, L.P. (5)
10.15          Sublease Agreement dated November 15, 1999 between Imedia
               Corporation
               and ISP Channel, Inc. (5)
10.16          1999 Non-Officer Equity Incentive Plan, as amended February 14,
               2001.
10.17          Form of Non-Statutory Stock Option Agreement Used in Connection
               with the 1999 Non-Officer Equity Incentive Plan. (8)
21.1           List of Subsidiaries.
23.1           Consent of Independent Auditors.

__________
  (1) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 filed on December 24, 1998 (File No. 333-69699).
  (2) Incorporated by reference to exhibits to the Company's Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).
  (3) Incorporated by reference to the Company's Report on Form 10-Q filed on November 12, 1998 (File No. 000-24647).
  (4) Incorporated by reference to the Company's Report on Form 10-Q filed on August 13, 1999.
  (5) Incorporated by reference to the Company's Report on Form 10-Q filed on November 15, 1999.
  (6) Incorporated by reference to the Company's Report on Form 8-K filed on October 1, 1999.
  (7) Incorporated by reference to the Company's Report on Form 8-K filed on December 13, 1999.
  (8) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on December 29, 1999.
  (9) Incorporated by reference to the Company's Report on Form 8-K filed on May 3, 2000.
  (10) Incorporated by reference to the Company's Report on Form 8-K filed on October 5, 2000.
  (11) Incorporated by reference to the Company's Report on Form 8-K filed on January 9, 2001.
  (12) Incorporated by reference to the Company's Report on Form 10-K filed on March 30, 2000.
  (13) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).