Form 10-K/A
period 2000-12-31
TERAYON COMMUNICATION SYSTEMS
filed 2001-04-30
CIK 1052303

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             _____________________

                                  FORM 10-K/A

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _________ TO _________.

                       COMMISSION FILE NUMBER: 000-24647
                              ____________________

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

                              ____________________

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

     Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of our common stock on April 25, 2001 as reported on the Nasdaq National Market, was approximately
$358,368,732.60.

Shares of common stock held by each officer and director and by each person known to us who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 25, 2001, registrant had outstanding 67,616,742 shares of common stock.

The Registrant hereby amends its report on Form 10-K for the year ended December 31, 2000 to amend Item 10 and the Exhibit Index and to add Items 11, 12 and 13.

ITEM 10:   DIRECTORS AND OFFICERS OF THE REGISTRANT

      Our directors and executive officers and their ages as of April 30, 2001 are as follows:

    Name                          Age      Position
    ----                          ---      --------
Dr. Zaki Rakib (2)                 42     Chief Executive Officer, Secretary and
                                          Director
Shlomo Rakib                       44     President, Chief Technical Officer and
                                          Chairman of the Board of Directors
Michael D'Avella                   42     Director
Alek Krstajic                      37     Director
Christopher J. Schaepe (1) (2)     37     Director
Lewis Solomon (1)                  67     Director
Mark A. Stevens (1)                41     Director
Ray M. Fritz                       55     Chief Financial Officer

---------------------------------------

(1)   Member of Audit Committee

(2)   Member of Compensation Committee

        Dr. Zaki Rakib co-founded Terayon Communication Systems, Inc. (the Company) in 1993 and has served as our Chief Executive Officer since January 1993 and as a director since February 1995. From January 1993 to July 1998, Dr. Rakib also served as our Chief Financial Officer. Prior to co-founding the Company, Dr. Rakib served as Director of Engineering for Cadence Design Systems, an electronic design automation software company, from 1990 to 1994. Prior to joining Cadence, Dr. Rakib was Vice President of Engineering at Helios Software, which was acquired by Cadence in 1990. Dr. Rakib serves on the board of a privately held company. Dr. Rakib holds B.S., M.S. and Ph.D. degrees in engineering from Ben-Gurion University in Israel. Dr. Rakib is the brother of Shlomo Rakib, the Company's President, Chief Technical Officer and Chairman of the Board of Directors.

        Shlomo Rakib co-founded the Company in 1993 and has served as our Chairman of the Board of Directors and President since January 1993 and as Chief Technical Officer since February 1995. Prior to co-founding the Company, Mr. Rakib served as Chief Engineer at PhaseCom, Inc., a communications products company, from 1981 to 1993, where he pioneered the development of data and telephony applications over cable. Mr. Rakib is the inventor of several patented technologies in the area of data and telephony applications over cable. Mr. Rakib holds a B.S.E.E. degree from Technion University in Israel. Mr. Rakib is the brother of Dr. Zaki Rakib, the Chief Executive Officer, Secretary and a director of the Company.

        Michael D'Avella has served as a director since April 1998. Since October 1995 Mr. D'Avella has been the Senior Vice President, Planning for Shaw Communications Inc. (Shaw), a diversified communications company and a leading cable operator in Canada. From September 1991 to October 1995, Mr. D'Avella held a variety of senior management positions at Shaw. Prior to that, he held positions with the Canadian Cable Television Association and Telesat Canada. He is a director of GT Group Telecom Inc., a broadband services company, and several privately held companies. Mr. D'Avella holds a B.A. degree in economics and planning from the University of Toronto in Canada.

        Alek Krstajic has served as a director since July 1999. Since January 2000, Mr. Krstajic has been the Senior Vice President of Interactive Services, Sales and Product Development for Rogers Communications, Inc. (Rogers). From October 1994 to December 1999, he held a variety of senior management positions at Rogers. Mr. Krstajic is a director of several privately held companies.
Mr. Krstajic holds a B.A. degree in economics from the University of Toronto in Canada and attended the executive educational program at Wharton School of Business at the University of Pennsylvania.

        Christopher J. Schaepe has served as a director since March 1995.
Mr. Schaepe is a General Partner of Lightspeed Venture Partners, a technology-focused venture capital firm specializing in early stage communications and Internet software infrastructure investments. From October 1991 until October 2000, he served as a General Partner of Weiss, Peck & Greer Venture Partners. In October 2000, Weiss, Peck & Greer Venture Partners became Lightspeed Venture Partners, an entity independent of Weiss, Peck & Greer, L.L.C. Mr. Schaepe continues to serve as a Managing Director of Weiss, Peck & Greer, L.L.C., a technology-focused venture capital firm. From July 1986 to July 1989, Mr. Schaepe served in corporate finance and capital markets roles at Goldman, Sachs & Company after his employment as a software engineer at IBM Corporation. He is a director of several privately held companies. Mr. Schaepe holds B.S. and M.S. degrees in computer science from the Massachusetts Institute of Technology and an M.B.A. degree from Stanford Business School.

        Lewis Solomon has served as a director since March 1995. Mr. Solomon has been a principal of G&L Investments, a consulting firm, since 1989 and since October 1999, he has also served as the Chief Executive Officer of Broadband Services, Inc., a logistical and technical service company for the cable TV, DBS and telecommunications industries. From April 1986 to January 1997, he served as Chairman of the Board of Directors of Cybernetic Services, Inc., an LED systems manufacturer, which commenced a Chapter 7 bankruptcy proceeding in April 1997. From 1983 to 1988, he served as Executive Vice President of Alan Patricof Associates, a venture capital firm focused on high technology, biotechnology and communications industries. Prior to that Mr. Solomon served in various capacities with General Instrument Corp., most recently as Senior Vice President. Mr. Solomon serves on the boards of Anadigics, Inc., a manufacturer of integrated circuits, Anacomp, Inc., a manufacturer of data storage systems, and Artesyn Technologies, Inc., a power supply and power converter supply company. Mr. Solomon also serves on the boards of several privately held companies. Mr. Solomon holds a B.S. degree in Physics from St. Joseph's College and an M.S. in Industrial Engineering from Temple University.

        Mark A. Stevens has served as a director since March 1995. Mr. Stevens has been a General Partner of Sequoia Capital, a venture capital investment fund, since March 1993. Mr. Stevens currently serves on the Board of Directors of NVidia Corporation, MP3.com, Inc., Pixelworks, Inc. and several privately held companies. Prior to joining Sequoia Capital in 1989, he held technical sales and marketing positions at Intel Corporation. Mr. Stevens holds a B.S.E.E. degree, a B.A. degree in economics and an M.S. degree in computer engineering from the University of Southern California and an M.B.A. degree from Harvard Business School.

        Ray M. Fritz has served as our Chief Financial Officer since July 1998. Prior to joining us, from December 1997 to July 1998, Mr. Fritz was Vice President of Finance and Operations and Chief Financial Officer of GigaLabs Inc., a provider of high performance input/output switching solutions. From August 1994 until August 1997, Mr. Fritz was with Clarify, Inc., a provider of front office automation systems, as its Vice President of Finance and Operations and Chief Financial Officer. From May 1990 to August 1994, he served as Director of Finance of Synopsys, Inc., an electronic design automation company, and from April 1986 to May 1990, Mr. Fritz served as Vice President and Controller of LSI Logic Corporation, a semiconductor company. Prior to that, he held a variety of finance positions with Xerox Corporation, The Singer Company and Shell Oil Company. Mr. Fritz holds a B.S. degree in finance/business administration from Benedictine College, a M.B.A. degree from Atlanta University and a M.S. degree in tax from Golden Gate University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the 1934
Act), requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the Securities and Exchange Commission (SEC). Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with the exception of Mr. Krstajic amd Mr. Stevens. Mr Krstajic failed to file timely one report on Form 3 with respect to one transaction. Mr Stevens failed to file timely one report on Form 4 with respect to one transaction. Mr. Krstajic and Mr. Stevens filed such reports immediately after being notified of the failure to file timely.

ITEM 11:   EXECUTIVE COMPENSATION

Compensation of Directors

     Mr. Solomon receives $2,000 per month for his service as a member of our Board of Directors and Mr. D'Avella receives $3,000 per month for his services as a member of our Board of Directors. None of our other directors receive cash for services provided as a director. In the fiscal year ended December 31, 2000, the total compensation paid to non-employee directors was $60,000. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board of Directors and committee meetings in accordance with our policy.

     Each of our non-employee directors receives stock option grants under the 1998 Non-Employee Directors' Stock Option Plan (Directors' Plan). Only our non-employee directors, consultants and affiliates are eligible to receive options out of the Director's Plan (Non-Employee Directors). Currently, Messrs. D'Avella, Krstajic, Schaepe, Solomon and Stevens are eligible to receive options out of the Directors' Plan. Options granted under the Directors' Plan are intended by us to qualify as incentive stock options under the Internal Revenue Code (the Code). The Directors' Plan is administered by the Board of Directors, unless the Board of Directors delegates administration to a committee comprised of Board of Directors members.

     The aggregate number of shares of our common stock that may be issued pursuant to options granted under the Directors' Plan is 400,000 shares. Options grants under the Directors' Plan are non-discretionary. Pursuant to the Directors' Plan, Non-Employee Directors automatically receive (i) an option to purchase 60,000 shares of our common stock on the date of his or her initial election or appointment to be a Non-Employee Director and (ii) an option to purchase 25,000 shares of our common stock on the date following each Annual Meeting of Stockholders, which amount shall be prorated for the 12 month period prior to the Annual Meeting of the Stockholders if the Non-Employee Director has not continuously served as a Non-Employee Director during such period. In addition, on the date following each of our Annual Meeting of Stockholders, each Non-Employee Director who is then serving as a member of a committee automatically receives an option to purchase 6,000 shares of our common stock for each committee on which the Non-employee Director serves, which amount shall be prorated for the 12-month period prior to the Annual Meeting of Stockholders if the Non-Employee Director has not continuously served as a committee member during such 12 month period. No other options may be granted at any time under the Directors' Plan.

     The exercise price of the options granted under the Directors' Plan will be equal to the fair market value of our common stock on the date of grant. Options granted under the Directors' Plan vest and become exercisable as to 33% of the shares on the first anniversary of the date of grant and 1/36th of the shares monthly thereafter. Options granted under the Directors' Plan generally are non-transferable, however, an optionee may designate a beneficiary who may exercise the option following the optionee's death. In the event of certain changes in control, all outstanding awards under the Directors' Plan will either be assumed or substituted by the surviving entity. If the surviving entity determines not to assume or substitute such awards, the vesting and exercise period shall be accelerated prior to such event. The accelerated options will terminate if not exercised and at or prior to such change in control event. If an optionee's service relationship with us or any affiliate (whether as a Non-Employee Director or subsequently as an employee, director, or consultant of ours or an affiliate) ceases for any reason, the optionee or his or her beneficiary, if applicable, may exercise his or her vested options within the term provided in the option agreement (3 months generally, 12 months in the event of disability and 18 months in the event of death). The term of options granted under the Directors' Plan is 10 years. Unless terminated sooner by the Board of Directors, the Directors' Plan will terminate in June 2008.

     During the last fiscal year, we granted options covering 146,915 shares under the Directors' Plan to our Non-Employee Directors at an exercise prices per share of $66.3750. The exercise price was the respective fair market value of our common stock on the date of grant (based on the closing sale price reported on the Nasdaq National Market on the date of grant). As of April 13, 2001, 8,250 options had been exercised under the Directors' Plan.

     In addition, any Non-Employee Director who serves as a member of our Advisory Board is eligible to receive options grants under the 1997 Equity Incentive Plan (1997 Plan). In the fiscal year ended December 31,

2000, Messrs. D'Avella and Krstajic, were eligible to receive options as Advisory Board members under the 1997 Plan. Options granted under the 1997 Plan to our Advisory Board members are not intended by us to qualify as incentive stock options under the Code. The options issued to our Advisory Board are administered by our Board of Directors, unless the Board of Directors delegates administration to a committee comprised of Board of Directors members. During the fiscal year ended December 31, 2000, we granted options covering 40,000 shares under the 1997 Plan to our Non-Employee Directors who served as Advisory Board members at an exercise prices per share of $31.4063. The exercise price was the respective fair market value of our common stock on the date of grant (based on the closing sale price reported on the Nasdaq National Market on the date of grant).

     Directors who are our employees do not receive separate compensation for their services as directors.

Compensation of Executive Officers

                            Summary of Compensation

     The following table shows for the fiscal years ended December 31, 2000, 1999 and 1998, compensation awarded, paid to, or earned by, our Chief Executive Officer and our other three most highly compensated executive officers as of December 31, 2000:

                           Summary Compensation Table



                                       Annual Compensation                        Long-Term Compensation
                           ---------------------------------------------------------------------------------------------------------

                                                              Other      Restricted       Securities
                                                             Annual         Stock         Underlying       LTIP         All Other
Name and Principal                     Salary      Bonus    Compensation   Awards        Options/SARs     Payouts      Compensation

     Position                Year       ($)         ($)        ($)           ($)             (#)            ($)            ($)
-------------------------  --------  ----------  --------  -------------  -----------  ---------------  ----------  ----------------

Dr. Zaki Rakib.........      2000      450,000    105,000        0             0           800,000           0               0
Chief Executive Officer      1999      232,500     66,000        0             0                 0           0               0
                             1998      172,500          0        0             0                 0           0               0

Shlomo Rakib...........      2000      450,000    105,000        0             0           800,000           0               0
President and Chief          1999      232,500     45,000        0             0                 0           0               0
  Technical Officer          1998      172,500          0        0             0                 0           0               0

Dennis Picker (1)......      2000      300,000     79,800        0             0           200,000           0               0
Chief Operating Officer      1999      181,250     40,000        0             0            20,000           0               0
                             1998      153,000          0        0             0            80,000           0               0

Ray Fritz..............      2000      207,499     75,600        0             0            20,000           0               0
Chief Financial Officer      1999      175,416     43,333        0             0            40,000           0               0
                             1998       74,079          0        0             0           360,800           0               0

(1)   Mr. Picker's employment with us terminated in January 2001.

                       Stock Option Grants and Exercises

     We grant options to our executive officers under our 1995 Stock Option Plan (1995 Plan) and 1997 Plan. Options are also granted under our 1999 Non-Officer Stock Option Plan (1999 Plan) to our non-officer and non-director employees and consultants and to our executive officers as an inducement to the executive officer to enter into an employment contract with us. As of December 31, 2000, options to purchase a total of 497,924 shares, 8,329,921 shares and 11,824,469 shares were outstanding under the 1995 Plan, the 1997 Plan and the 1999 Plan, respectively, and options to purchase 348,776 shares, 2,268,496 shares and 6,509,877 shares remained available for grant under the 1995 Plan, the 1997 Plan and the 1999 Plan, respectively.

     The following table shows for the fiscal year ended December 31, 2000, certain information regarding options granted to, exercised by, and held at year-end by our executive officers as of December 31, 2000:

                       Option Grants in Last Fiscal Year

                                              Individual Grants
                    -----------------------------------------------------------------------------
                            Number of      % of Total Options                                      Potential Realizable value at
                           Securities          Granted to         Exercise Or                        Assumed Annual Rates of
                           Underlying       Employees in Fiscal     Base Price      Expiration        Stock Price Appreciation
Name                    Options  Granted      Year (%) (3)         ($/Sh) (4)        Date              for Option Term (5)
                    --------------------- --------------------- --------------- ----------------- ----------------------------------

                                                                                                       5% ($)         10% ($)
                                                                                                  ------------- --------------------

Dr. Zaki Rakib           800,000 (1)             5.42               81.38           4/11/10         40,941,040       103,752,634
Shlomo Rakib             800,000 (1)             5.42               81.38           4/11/10         40,941,040       103,752,634
Dennis J. Picker         200,000 (2)             1.36               31.41           4/30/01          3,950,251        10,010,711
Ray M. Fritz              40,000 (2)             0.13               31.41            1/1/10            395,025         1,001,071


(1) Options vest at a rate of 25% on the first anniversary of the vesting commencement date and 1/48th each month thereafter. The term of each option granted is generally the earlier of (i) 10 years or (ii) 90 days after termination of the optionee's services.

(2) Options vest at a rate of 20% on the first anniversary of the vesting commencement date and 1/60th each month thereafter. The term of each option granted is generally the earlier of (i) 10 years or (ii) 90 days after termination of the optionee's services.

(3) Based on an aggregate of 14,767,998 options granted during the fiscal year ended December 31, 2000 to our employees, consultants and directors, including our executive officers, as of December 31, 2000.

(4) The exercise price per share of each option was equal to the fair market value of our common stock on the date of grant.

(5) The potential realizable value is calculated based on the terms of the option at its time of grant (10 years). It is calculated assuming that the fair market value of our common stock on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option is exercised and sold on the last day of its term for the appreciated stock price.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

                                                               Number of Securities          Value of Unexercised
                                                              Underlying Unexercised             In-the-Money
                                                             Options/SARs at FY-End           Options/SARs at FY
                                                                       (#)                       End ($) (3)
                                                           ---------------------------- --------------------------------
                         Shares
                       Acquired on       Value Realized           Exercisable (2)/             Exercisable (2)/
       Name            Exercise (#)          ($) (1)               Unexercisable                Unexercisable
----------------- ------------------ --------------------  ---------------------------- --------------------------------
Dr. Zaki Rakib            0                   0                 133,332/666,668                     0/0

Shlomo Rakib              0                   0                 133,332/666,668                     0/0

Dennis Picker          29,833            1,3401,834             148,668/157,501                  248,174/0

Ray Fritz              93,998            11,776,709             283,918/22,084                      0/0


(1) Value realized is based on the fair market value of our common stock on the date of exercise minus the exercise price without taking into account any taxes that may be payable in connection with the transaction.

(2) Reflects shares vested and unvested as of December 31, 2000. Certain options granted to Messrs. Fritz and Picker under our 1995 Plan and our 1997 Plan are immediately exercisable, but are subject to the Company's right to repurchase unvested shares on termination of employment.

(3) Value is based upon the December 29, 2000 closing price of $4.0625 of our common stock on the Nasdaq National Market minus the exercise price of the options.

                              Employment Contracts

     In February 1993, we entered into an employment agreement with Dr. Rakib to serve as our Chief Executive Officer. The employment agreement is not for a specified term and is terminable at will or without cause at any time upon written notice. The employment agreement provides for an annual salary as set by the Board of Directors in accordance with our payroll policies as constituted from time to time.

     In April 1996, we entered into an employment agreement with Mr. Picker to serve as Vice President of Engineering. The employment agreement is not for a specified term and is terminable at will or without cause at any time upon written notice. Mr. Picker's employment agreement terminated in January 2001 when Mr. Picker's employment with us terminated.

                 Report of the Board of Directors of Directors
                         on Executive Compensation (I)

     In the fiscal year ended December 31, 2000, our Compensation Committee which consisted of Messrs. Schaepe and Stevens, who are not our officers or employees, and Dr. Zaki Rakib, our Chief Executive Officer and Secretary, met once. The Compensation Committee together with the Board of Directors was responsible for establishing our compensation programs for all employees, including executives, and for administering our stock purchase and stock option plans. For executive officers, the Board of Directors evaluated performance and determined compensation policies and levels. The Board of Directors consists of Messrs. D'Avella, Krstajic, Schaepe, Solomon and Stevens, who are not our officers or employees, Dr. Zaki Rakib, our Chief Executive Officer and Secretary, and Mr. Shlomo Rakib, our President and Chief Technical Officer. Our entire Board of Directors participated in all compensation decisions, except that Dr. Rakib and Mr. Rakib did not participate in decisions

---------------------------------------
1 The material in this report is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference into any filing of the Company under the 1933 Act or 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

relating to their respective compensation. The Non-Officer Option Committee, which is comprised of Dr. Rakib, acted after the hiring of each new employee or consultant or consultant to grant option to such employee or consultant and the Compensation Committee set option grant guidelines for certain new hires.

Compensation Philosophy

     The goals of our compensation program are to align compensation with business objectives and performance and to enable us to attract, retain and reward executive officers and other key employees who contribute to our long-term success and to motivate them to enhance long-term stockholder value. Key elements of our philosophy are:

     . We pay competitively compared to leading technology companies with whom we compete for talent. To ensure that pay is competitive, we regularly compare our pay practices with these companies and establish our pay parameters based upon this review.

     . We maintain annual incentive opportunities sufficient to provide motivation to achieve specific operating goals and to generate rewards that bring total compensation to competitive levels.

     . We provide significant equity-based incentives for our executives and other key employees to ensure that they are motivated over the long term to respond to our business challenges and opportunities as owners and not just as employees.

     Philosophy Regarding Section 162(m) of the Internal Revenue Code. Section 162(m) of the Code limits our deduction for federal income tax purposes to no more than $1 million of compensation paid to our executive officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code.

     Our Board of Directors has determined that stock options granted under our 1997 Plan and 1999 Plan with an exercise price at least equal to the fair market value of our common stock on the date of grant shall be treated as "performance-based compensation."

     Base Salary. Our Board of Directors or the Compensation Committee annually reviews each executive officer's base salary. When reviewing base salaries, our Board of Directors or our Compensation Committee considers individual and corporate performance, levels of responsibility, prior experience, breadth of knowledge and competitive pay practices.

     Long-Term Incentives. Our long-term incentive program consists of the 1995 Stock Option Plan, the 1997 Equity Incentive Plan and the 1999 Non-Officer's Plan. These option programs utilize vesting periods (generally four or five year periods) to encourage key employees to continue in our employ. Through option grants, executives receive significant equity incentives to build long-term stockholder value. Grants are made at 100% of fair market value on the date of grant. Executives receive value from these grants only if the value of our common stock appreciates over the long-term. The size of our option grants are determined based on competitive practices at leading companies in the technology industry and our philosophy of significantly linking executive compensation with stockholder interests. In the fiscal year ended December 31, 2000, the Board of Directors granted stock options to certain executives that will vest over a four-year or a five-year period. These grants were intended to provide incentive to maximize stockholder value over the next several years. Our Board of Directors believes this approach creates an appropriate focus on longer term objectives and promotes executive retention.

Chief Executive Officer Compensation

     Dr. Rakib's base salary as Chief Executive Officer at the beginning of 2000 was $232,500. In April 2000, following a Board of Directors' review of compensation paid by leading technology companies, the Board of Directors set Dr. Rakib's base annual salary through 2000 at $450,000. In setting this amount, the Board of Directors took into account (i) its belief that Dr. Rakib is the Chief Executive Officer of a leading technology company with significant and broad-based experience in the broadband equipment industry, (ii) the scope of

Dr. Rakib's responsibility and (iii) the Board of Directors' confidence in Dr. Rakib to lead our continued development.

Other Executive Officers' Compensation

     In April 2000, our Board of Directors established the base salary for Mr. Rakib and in June 2000, our Board of Directors established the base salary ranges for other executive officers. These base salary ranges were based on data regarding executive compensation of our competitors, including published survey information, each executive officer's base salary for prior years, past performance, the scope of such officer's responsibility and other information available to our Board of Directors. In June 2000, our Board of Directors established bonus compensation formulas for each level of upper management based on individual and company-wide performance criteria. Our Board of Directors also awarded stock options to certain executive officers to provide additional incentives.

                                    THE BOARD OF DIRECTORS - FISCAL 2000

                                    Shlomo Rakib, Chairman
                                    Dr. Zaki Rakib
                                    Michael D'Avella
                                    Alek Krstajic
                                    Christopher Schaepe
                                    Lewis Solomon
                                    Mark Stevens

Compensation Committee Interlocks and Insider Participation

     In the fiscal year ended December 31, 2000, the Compensation Committee of our Board of Directors, which consisted of Messrs. Schaepe and Stevens, who are not and have not been our officers or employees, and Dr. Rakib, our Chief Executive Officer and Secretary, met once to set option grant guideline for certain new hires. In the fiscal year ended December 31, 2000, the Board of Directors also participated in compensation decisions except that Dr. Rakib and Mr. Rakib, both our executive officers, did not participate in decisions relating to their respective compensation. The other Board of Directors members, Messrs. D'Avella, Krstajic, Schaepe, Solomon and Stevens, are not and have not been officers or employees. Each of our directors holds our securities. In January 1999, the Compensation Committee created a Non-Officer Stock Option Committee of the Board of Directors, which consists of Dr. Zaki Rakib. The function of the Non-Officer Stock Option Committee is to grant options to purchase shares of common stock to eligible persons who are non-officer employees subject to Section 16 of the 1934 Act.

     During the fiscal year ended December 31, 2000, Shaw purchased equipment and services from us which accounted for approximately $56,844,350 worth of our revenues. In April 1998, we issued to Shaw a warrant (Anti-dilution Warrant) to purchase 36,159 shares of common stock for a price of $1.00 per share. The Anti-dilution Warrant is exercisable from time to time when we issue certain new equity securities until the date upon which Shaw ceases to own shares of our common stock. Michael D'Avella, one of our directors, is the Senior Vice President for Shaw.

     During the fiscal year ended December 31, 2000, Rogers purchased equipment and services from us which accounted for approximately $57,933,654 worth of our revenues. Mr. Krstajic, one of our directors, is the Senior Vice President of Interactive Services, Sales and Product Development for Rogers.

     We believe that the terms of the transactions described above were no less favorable to us than would have been obtained from an unaffiliated third party. Any future transactions between us and any of our officers, directors or principal stockholders will be on terms no less favorable to us than could be obtained from unaffiliated third parties and will be approved by a majority of the independent and disinterested members of our Board of Directors.

Performance Measurement Comparison

     The following graph shows the total stockholder return of an investment of $100 in cash on August 17, 1998 for (i) our common stock, (ii) the Nasdaq Telecommunications Stock Index (the Nasdaq Telcom) and (iii) the Standards & Poor's 500 Index (the S&P 500). All values assume reinvestment of the full amount of all dividends and are calculated as the last day of each month:

---------------------------------------------------------------------------------------------------------------------
           Month                   Our Common Stock                   S&P 500                    Nasdaq Telecom
---------------------------------------------------------------------------------------------------------------------
         August 1998                    100                             100                           100
---------------------------------------------------------------------------------------------------------------------
         September 1998                 97                              106                           113
---------------------------------------------------------------------------------------------------------------------
         October 1998                   92                              115                           123
---------------------------------------------------------------------------------------------------------------------
         November 1998                  236                             122                           130
---------------------------------------------------------------------------------------------------------------------
         December 1998                  279                             129                           155
---------------------------------------------------------------------------------------------------------------------
         January 1999                   314                             135                           179
---------------------------------------------------------------------------------------------------------------------
         February 1999                  239                             130                           179
---------------------------------------------------------------------------------------------------------------------
         March 1999                     308                             135                           194
---------------------------------------------------------------------------------------------------------------------
         April 1999                     311                             141                           204
---------------------------------------------------------------------------------------------------------------------
         May 1999                       247                             137                           207
---------------------------------------------------------------------------------------------------------------------
         June 1999                      430                             145                           206
---------------------------------------------------------------------------------------------------------------------
         July 1999                      301                             140                           201
---------------------------------------------------------------------------------------------------------------------
         August 1999                    277                             140                           192
---------------------------------------------------------------------------------------------------------------------
         September 1999                 376                             136                           191
---------------------------------------------------------------------------------------------------------------------
         October 1999                   337                             145                           226
---------------------------------------------------------------------------------------------------------------------
         November 1999                  477                             148                           235
---------------------------------------------------------------------------------------------------------------------
         December 1999                  483                             156                           271
---------------------------------------------------------------------------------------------------------------------
         January 2000                   823                             148                           274
---------------------------------------------------------------------------------------------------------------------
         February 2000                 2,038                            146                           299
---------------------------------------------------------------------------------------------------------------------
         March 2000                    2,130                            157                           338
---------------------------------------------------------------------------------------------------------------------
         April 2000                      966                            152                           273
---------------------------------------------------------------------------------------------------------------------
         May 2000                      1,153                            148                           231
---------------------------------------------------------------------------------------------------------------------
         June 2000                     1,335                            152                           267
---------------------------------------------------------------------------------------------------------------------
         July 2000                     1,059                            150                           245
---------------------------------------------------------------------------------------------------------------------
         August 2000                   1,153                            159                           255
---------------------------------------------------------------------------------------------------------------------
         September 2000                  705                            150                           224
---------------------------------------------------------------------------------------------------------------------
         October 2000                    464                            149                           191
---------------------------------------------------------------------------------------------------------------------
         November 2000                   257                            137                           142
---------------------------------------------------------------------------------------------------------------------
         December 2000                    84                            138                           142
---------------------------------------------------------------------------------------------------------------------
         January 2001                    135                            143                           170
---------------------------------------------------------------------------------------------------------------------
         February 2001                   114                            130                            12
---------------------------------------------------------------------------------------------------------------------
         March 2001                       95                            121                           100
---------------------------------------------------------------------------------------------------------------------


ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the ownership of our common stock as of April 13, 2001 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all our current executive officers and directors as a group; and
(iv) all those known by us to be beneficial owners of more than five percent of our common stock.


                                                                                      Beneficial Ownership (1)
                                                                --------------------------------------------------------------------

      Beneficial Owner                                               Number of Shares                  Percent of Total
-----------------------------------------------------------     -------------------------------- -----------------------------------

Shaw Communications, Inc. (2)..............................            6,036,159                            8.92
  630 Third Ave., S.W., Suite 900
  Calgary, Alberta T2P 4L4
Shlomo Rakib (3)...........................................            3,383,332                            4.97
Dr. Zaki Rakib (4).........................................            3,383,332                            4.97
Michael D'Avella (5).......................................               50,058                              *
Alek Krstajic (6)..........................................               64,675                              *
Christopher J. Schaepe (7).................................               43,603                              *
Mark A. Stevens (8)........................................              153,265                              *
Lewis Solomon (9)..........................................              130,615                              *
Ray M. Fritz (10)..........................................              137,084                              *
Dennis Picker (11).........................................               65,664                              *
All current executive officers and directors as a group
  (8 persons) (12).........................................            7,345,964                            10.69


----------------------------
*  Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that all of the stockholders named in the table have sole voting power and dispositive power with respect to all shares of common stock shown as beneficially owned by them. Applicable percentages are based on 67,604,392 shares of common stock outstanding on April 13, 2001. In computing the number of shares indicated as beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are exercisable within 60 days are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage of ownership of any other person.

(2) Shares beneficially owned include 36,159 shares of common stock issuable pursuant to a warrant exercisable on or prior to June 12, 2001.

(3) Shares beneficially owned include 240,000 shares of common stock held by the Zaki Rakib Children's Trust of which Mr. and Mrs. Rakib are trustees and 233,332 shares of common stock underlying stock options that are exercisable on or prior to June 12, 2001.

(4) Shares beneficially owned include 240,000 shares of common stock held by the Selim Rakib Children's Trust of which Dr. and Mrs. Rakib are trustees and 233,332 shares of common stock underlying stock options that are exercisable on or prior to June 12, 2001.

(5) Shares beneficially owned include 42,558 shares of common stock underlying stock options that are exercisable on or prior to June 12, 2001 and does not include the 6,036,159 shares of common stock of Shaw. Mr. D'Avella is the Senior Vice President of Shaw and may be deemed to have to have voting and investment power over the shares of common stock held by Shaw. Mr. D'Avella disclaims beneficial ownership as to all shares of common stock held by Shaw.

(6) Shares beneficially owned include 64,675 shares of common stock underlying stock options that are exercisable on or prior to June 12, 2001 and does not include the 3,237,618 shares of common stock held by entities associated with Rogers. Mr. Krstajic is the Senior Vice President of Interactive Services, Sales and Product Development of Rogers and may be deemed to have to have voting and investment power over the shares of common stock held by Rogers. Mr. Krstajic disclaims beneficial ownership as to all shares of common stock held by Rogers.

(7) Shares beneficially owned include 24,605 shares of common stock underlying stock options that are exercisable on or prior to June 12, 2001 and does not include the 124,758 shares of common stock held by entities associated with Weiss, Peck & Greer, L.L.C. Mr. Schaepe is a Managing Director of Weiss, Peck & Greer, L.L.C. and may be deemed to have to have voting and investment power over the shares of common stock held by entities associated with Weiss, Peck & Greer, L.L.C. Mr. Schaepe disclaims beneficial ownership as to all shares of common stock held by held by entities associated with Weiss, Peck & Greer, L.L.C., except to the extent of his proportionate interest therein.

(8) Shares beneficially owned include 92,650 shares of common stock held by the Mark Stevens 3rd Millenium Trust of which Mr. Stevens is a trustee and 20,615 shares of common stock underlying stock options that are exercisable on or prior to June 12, 2001.

(9) Shares beneficially owned include 70,615 shares of common stock underlying stock options that are exercisable on or prior to June 12, 2001.

(10) Shares beneficially owned include 137,084 shares of common stock underlying stock options that are exercisable on or prior to June 12, 2001.

(11) Mr. Picker's employment with us terminated in January 2001. Shares beneficially owned include 54,999 shares of common stock underlying stock options that are exercisable on or prior to June 12, 2001, however, Mr. Picker's options terminate on April 30, 2001, which is three months from the date of his termination.

(12) Shares beneficially owned by our current directors and officers as a group include 572,650 shares of common stock held by various trusts and 826,816 shares of common stock underlying stock options that are exercisable on or prior to June 12, 2001.

ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended December 31, 2000, Shaw purchased equipment and services from us which accounted for approximately $56,844,350 worth of our revenues. In April 1998, we issued to Shaw the Anti-dilution Warrant to purchase 36,159 shares of common stock for a price of $1.00 per share. The Anti-dilution Warrant is exercisable from time to time when we issue certain new equity securities until the date upon which Shaw ceases to own shares of our common stock. Michael D'Avella, one of our directors, is the Senior Vice President for Shaw.

     During the fiscal year ended December 31, 2000, Rogers purchased equipment and services from us, which accounted for approximately $57,933,654 worth of our revenues. Mr. Krstajic, one of our directors, is the Senior Vice President of Interactive Services, Sales and Product Development for Rogers.

     We have entered into indemnity agreements with certain officers and directors which provide that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements that he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as our director, officer, agent or otherwise to the fullest extent permitted under Delaware law and our Bylaws.

     We believe that the terms of the transactions described above were no less favorable to us than would have been obtained from an unaffiliated third party. Any future transactions between us and any of our officers, directors or principal stockholders will be on terms no less favorable to us than could be obtained from unaffiliated third parties and will be approved by a majority of the independent and disinterested members of our Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in the City of Santa Clara, State of California, on the 30th day of April, 2001.

                                       TERAYON COMMUNICATION SYSTEMS, INC.

                                       By: /s/ Dr. Zaki Rakib
                                           -------------------------------
                                           Dr. Zaki Rakib
                                           Chief Executive Officer and Secretary

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

             Signature                                  Title                                      Date
             ---------                                  -----                                      ----
/s/ Dr. Zaki Rakib                            Chief Executive Officer, Secretary and            April 30, 2001
--------------------------------------------  Director (Principal Executive Officer)
Dr. Zaki Rakib

               *                              Chief Financial Officer (Principal Financial      April 30, 2001
--------------------------------------------  and Accounting Officer)
Ray M. Fritz

               *                              Chairman of the Board of Directors,               April 30, 2001
--------------------------------------------  President and Chief Technology Officer
Shlomo Rakib

               *                                                                                April 30, 2001
--------------------------------------------
Michael D'Avella                              Director

               *                                                                                April 30, 2001
--------------------------------------------
Alek Krstajic                                 Director
                                                                                                April 30, 2001
               *
--------------------------------------------
Christopher J. Schaepe                        Director

               *                                                                                April 30, 2001
--------------------------------------------
Lewis Solomon                                 Director

               *                                                                                April 30, 2001
--------------------------------------------
Mark Stevens                                  Director

*By: /s/ Dr. Zaki Rakib
    ----------------------------------------
     Dr. Zaki Rakib
     Attorney-In Fact

                                 EXHIBIT INDEX


      Exhibit    Exhibit Description
      Number

       2.1 Agreement and Plan of Merger, dated as of July 15, 1999, by and among Terayon Communication Systems, Inc., Cherry Acquisition Corporation and Imedia Corporation. (6)
       2.2 Share Purchase Agreement, dated October 12, 1999, by and among Terayon Communication Systems, Inc. and the shareholders of Radwiz Ltd. and Radwiz Ltd. (7)
       2.3 Share Purchase Agreement, dated October 14, 1999, by and among Terayon Communication Systems, Inc. and the shareholders of Telegate Ltd. and Telegate Ltd. (7)
       2.4 Share Purchase Agreement, dated February 3, 2000, by and among Terayon Communication Systems, Inc. and ComBox Ltd. (9)
       2.5 Asset Purchase Agreement, dated March 12, 2000, by and among Terayon Communication Systems, Inc., Telegate Ltd. and Internet Telecom Ltd. (9)
       2.6 Amended and Restated Asset Purchase Agreement, dated February 10, 2000, by and between Terayon Communication Systems, Inc. and Tyco Electronics Corporation. (9)
       2.7 Share Purchase Agreement, dated March 26, 2000, by and among Terayon Communication Systems, Inc., the shareholders of Ultracom Communications Holdings (1995) Ltd. and Ultracom Communications Holdings (1995) Ltd. (9)
       2.8 Stock Purchase Agreement, dated September 27, 2000, by and among Terayon Communication Systems, Inc., Digital Transmission Equipment, The D.W. Thomas Companies, Inc. and Donald W. Thomas. (10)
       2.9 Agreement and Plan of Merger and Reorganization, dated September 29, 2000, by and among Terayon Communication Systems, Inc., MN Acquisition Corp., Mainsail and Certain Stockholders of Mainsail Networks, Inc. (10)
       2.10 First Amendment to Agreement and Plan of Merger and Reorganization, dated September 29, 2000, by and among Terayon Communication Systems, Inc., MN Acquisition Corp., Mainsail and Certain Stockholders of Mainsail Networks, Inc. (10)
       2.11 Agreement and Plan of Merger and Reorganization, dated December 20, 2000, by and among Terayon Communication Systems, Inc., True Acquisition, Inc. and TrueChat, Inc. (11)
       3.1 Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc. (12)
       3.2       Bylaws of Terayon Communication Systems, Inc. (1)
       3.3 Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc. (14)
       3.4 Certificate of Designation of Series A Junior Participating Preferred Stock. (12)
       4.1       Specimen common stock Certificate.  (1)
       4.2 Amended and Restated Information and Registration Rights Agreement dated April 6, 1998. (1)
       4.3 Form of Security for Terayon Communication Systems, Inc.'s 5% Convertible Subordinated Notes due August 1, 2007. (13)
       4.4 Registration Rights Agreement by and among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc. (13)
       4.5 Indenture between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A. dated July 26, 2000. (13)
      10.1 Form of Indemnity Agreement between Terayon Communication Systems, Inc. and each of its directors and officers. (1)
      10.2       1995 Stock Option Plan, as amended on March 26, 1996.  (1)
      10.3       1997 Equity Incentive Plan, as amended on July 31, 2000. (14)
      10.4       1998 Employee Stock Purchase Plan, as amended on July 31, 2000.
                 (14)
      10.5       1998 Non-Employee Directors Stock Option Plan.  (1)
      10.6 1998 Employee Stock Purchase Plan Offering for Foreign Employees, adopted July 31, 2000. (14)
      10.7 Lease Agreement dated January 23, 1996 between Terayon Communication Systems, Inc. and Arrillaga Family Trust and Richard T. Peery Separate Property Trust. (1)
      10.8       Employment Agreement between Terayon Communication Systems,
                 Inc. and Dr. Zaki Rakib dated February 1993. (1)
      10.9       Loan and Security Agreement, dated August 10, 1998, between
                 Terayon Communication Systems, Inc. and Silicon Valley Bank and Schedule to Loan and Security Agreement, dated August 10, 1998, between Terayon Communication Systems, Inc. and Silicon Valley Bank. (3)

      10.10 Streamline Facility Agreement dated October 30, 1998 between Terayon Communication Systems, Inc. and Silicon Valley Bank.
                 (2)
      10.11      Anti-Dilution Warrant to Purchase Shares of common stock, dated
                 April 6, 1998, issued to Shaw Communications Inc. (1)
      10.12      Amendment No. 1 to Lease, dated April 8, 1999, between Terayon
                 Communication Systems, Inc. and John Arrillaga Survivor's Trust and Richard T. Peery Separate Property Trust. (4)
      10.13 Lease Agreement, dated April 8, 1999, between Terayon Communication Systems, Inc. and John Arrillaga Survivor's Trust and Richard T. Peery Separate Property Trust. (4)
      10.14 Lease Agreement, dated April 20, 1998, between Imedia Corporation and Martin CL Associate, L.P. (5)
      10.15 Sublease Agreement, dated November 15, 1999, between Imedia Corporation and ISP Channel, Inc. (5)
      10.16 1999 Non-Officer Equity Incentive Plan, as amended February 14, 2001. (14)
      10.17      Form of Non-Statutory Stock Option Agreement Used in Connection
                 with the 1999 Non-Officer Equity Incentive Plan. (8)
      10.18      Real Property Lease, dated March 1, 1990, among Menlo Business
                 Park, Patrician Associates, Inc. and Raychem Corporation (predecessor of Tyco Electronics Corporation).
      10.19 Assignment and Guarantee Agreement dated April 21, 2000, by among Terayon Communication Systems, Inc., Tyco Electronics Corporation and Menlo Business Park, L.L.C.
      21.1       List of Subsidiaries.  (12)

(1) Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).
(2) Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 24, 1998 (File No. 333-69699).
(3) Incorporated by reference to our Report on Form 10-Q filed on November 12, 1998.
(4) Incorporated by reference to our Report on Form 10-Q filed on August 13, 1999.
(5) Incorporated by reference to our Report on Form 10-Q filed on November 15, 1999.
(6) Incorporated by reference to our Report on Form 8-K filed on October 1, 1999.
(7) Incorporated by reference to our Report on Form 8-K filed on December 13, 1999.
(8) Incorporated by reference to our Registration Statement on Form S-8 filed on December 29, 1999 (File No. 333-93779).
(9)   Incorporated by reference to our Report on Form 8-K filed on May 3, 2000.
(10) Incorporated by reference to our Report on Form 8-K filed on October 5, 2000.
(11) Incorporated by reference to our Report on Form 8-K filed on January 9, 2001.
(12) Incorporated by reference to our Report on Form 10-K filed on March 30, 2000.
(13) Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48486).
(14)  Incorporated by reference to our Form 10-K filed on April 2, 2001.