Form 10-Q
period 2001-03-31
TERAYON COMMUNICATION SYSTEMS
filed 2001-05-15
CIK 1052303

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           ------------------------

                                   FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM  ---------------TO  ---------------.


                       COMMISSION FILE NUMBER: 000-24647
                               -----------------

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

                               -----------------



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes [X]     No [_]




  As of May 14, 2001, registrant had outstanding 67,751,538 shares of Common Stock.



================================================================================

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains forward-looking statements of Terayon Communication Systems, Inc. within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to: statements related to industry trends and future growth in the markets for cable modem systems; our strategies for reducing the cost of our products; our product development efforts; the effect of GAAP accounting pronouncements on our recognition of revenues; our future research and development; the timing of our introduction of new products; the timing and extent of deployment of our products by our customers; and future profitability. We usually use words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout the document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed in Part 1, Item 2 of this Report on Form 10-Q, among other things, should be considered in evaluating our prospects and future financial performance.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                      TERAYON COMMUNICATION SYSTEMS, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----


Consolidated Balance Sheets as of March 31, 2001 (unaudited)
 and December 31, 2000........................................             3

Consolidated Statements of Operations for the three months                 4
 ended March 31, 2001 and 2000(unaudited).....................

Consolidated Statements of Cash Flows for the three months
 ended March 31, 2001 and 2000 (unaudited)....................             5

Notes to Consolidated Financial Statements....................             6-9

                      TERAYON COMMUNICATION SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                        March 31,  December 31,
                                                       ----------  ------------
                                                          2001         2000
                                                       ----------  ------------
                        ASSETS                         (unaudited)
Current assets:
 Cash and cash equivalents...........................   $  296,734   $  347,015
 Short-term investments..............................      130,629      215,442
 Accounts receivable, less allowance for doubtful
  accounts of $7,032 in 2001 and $6,542 in 2000......       31,114       42,772
 Accounts receivable from related parties............        8,654       17,454
 Other current receivables...........................       21,879       32,027
 Inventory...........................................       91,544       87,767
 Other current assets................................        4,677        7,021
                                                        ----------   ----------
   Total current assets..............................      585,231      749,498
Property and equipment, net..........................       33,545       33,533
Intangibles and other assets.........................       36,783      643,696
                                                        ----------   ----------
   Total assets......................................   $  655,559   $1,426,727
                                                        ==========   ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable....................................   $   87,978   $  123,994
 Accrued payroll and related expenses................       12,627       13,105
 Deferred revenues...................................        3,243        4,998
 Warranty reserves...................................        6,922        5,925
 Accrued purchase price payable......................           --       14,138
 Other accrued liabilities...........................       28,980       25,719
 Current portion of long-term debt...................        2,711       10,853
 Short-term debt.....................................           --        2,697
 Current portion of capital lease obligations........          113          131
                                                        ----------   ----------
   Total current liabilities.........................      142,574      201,560

Long-term debt.......................................        4,577          119
Long-term portion of capital lease obligations.......          314          358
Other long-term obligations..........................        6,342        3,444
Convertible subordinated notes.......................      304,403      500,000
Deferred tax liability...............................          503       18,565

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.001 par value:
  Authorized shares--5,000,000
  Issued and outstanding shares--none................           --           --
 Common stock, $.001 par value:
  Authorized shares--200,000,000
  Issued and outstanding shares--67,601,677 in 2001
  and 67,396,539 in 2000.............................           68           68
 Additional paid in capital..........................    1,038,170    1,037,891
 Accumulated deficit.................................     (837,348)    (329,148)
 Deferred compensation...............................       (5,099)      (6,788)
 Stockholders' notes receivable......................           --           (3)
 Accumulated other comprehensive income (loss)........       1,055          661
                                                        ----------   ----------
   Total stockholders' equity........................      196,846      702,681
                                                        ----------   ----------
   Total liabilities and stockholders' equity........   $  655,559   $1,426,727
                                                        ==========   ==========

                            See accompanying notes.

                      TERAYON COMMUNICATION SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                               Three Months Ended
                                                    March 31,
                                              ---------------------
                                                 2001        2000
                                              ---------   ---------
Revenues:
  Product revenues..........................  $  43,889   $ 33,635
  Related party product revenues............     10,095     25,702
                                              ---------   --------
    Total revenues..........................     53,984     59,337
                                              ---------   --------
Cost of goods sold:
  Cost of product revenues..................     48,914     24,967
  Cost of related party product revenues....      5,939     18,981
                                              ---------   --------
    Total cost of goods sold................     54,853     43,948
                                              ---------   --------
Gross profit (loss).........................       (869)    15,389

Operating expenses:
  Research and development..................     22,627     10,568
  Cost of product development assistance
    agreement...............................         --      9,563
  In-process research and development.......         --      6,750
  Sales and marketing.......................     15,483      7,676
  General and administrative................      7,947      4,185
  Goodwill amortization.....................     22,482      6,435
  Restructuring costs and asset write-offs      574,744         --
                                              ---------   --------
    Total operating expenses................    643,283     45,177
                                              ---------   --------
Loss from operations........................   (644,152)   (29,788)

Interest income.............................      6,734      1,415
Interest expense............................     (5,744)        --
Other expense...............................       (438)       (21)
                                              ---------   --------
    Loss before extraordinary gain and
      tax benefit                              (643,600)   (28,394)

Income tax benefit..........................     13,906         --
                                              ---------   --------
    Loss before extraordinary gain..........   (629,694)   (28,394)

Extraordinary gain on early retirement of
  debt......................................    121,494         --
                                              ---------   --------
Net loss....................................  ($508,200)  ($28,394)
                                              =========   ========
Basic and diluted loss per share before
  extraordinary gain........................    ($ 9.33)    ($0.52)
Extraordinary gain on early retirement of
  debt......................................       1.80         --
                                              ---------   --------
    Basic and diluted net loss per share....     ($7.53)    ($0.52)
                                              =========   ========
Shares used in computing basic and
  diluted net loss per share................     67,488     54,512
                                              =========   ========

                            See accompanying notes.

                      TERAYON COMMUNICATION SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                                2001      2000
                                                              --------- --------
Net cash, provided by (used in) operating
 activities.................................................   ($60,659)   $  5,807
                                                              ---------   ---------
Investing activities:
Purchases of short-term investments.........................   (108,022)    (18,432)
Proceeds from sales and maturities of
 short-term investments.....................................    189,835      35,891
Purchases of property and equipment.........................     (3,184)     (2,602)
Purchase of other assets....................................         --        (525)
Cash received from acquisitions.............................         --       1,415
Cash paid for acquisition of businesses.....................         --      (2,515)
                                                              ---------   ---------
Net cash provided by (used in) investing
 activities.................................................     78,629      13,232
                                                              ---------   ---------

Financing activities:
Principal payments on capital leases........................        (30)         (1)
Principal payments on long-term debt........................        (44)        (31)
Exercise of options and warrant to purchase
 common stock...............................................        279       2,257
Proceeds from issuance of common stock......................         --       1,014
Retirement of debt..........................................    (68,459)         --
                                                              ---------   ---------
   Net cash provided by financing activities................    (68,251)      3,239
                                                              ---------   ---------
Net (decrease) increase in cash and cash
 equivalents................................................    (50,281)     22,278
Cash and cash equivalents at beginning of period                347,015      32,398
                                                              ---------   ---------
Cash and cash equivalents at end of period..................   $296,734    $ 54,676
                                                              =========   =========

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

Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial statements at March 31, 2001 and for the three months ended March 31, 2001 and 2000 have been included.

     Results for the three months ended March 31, 2001 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Form 10-K dated April 2, 2001, as filed with the U.S. Securities and Exchange Commission and as amended on April 30, 2001. The accompanying balance sheet at December 31, 2000 is derived from audited financial statements at that date.

Reclassifications

     Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

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

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's short-term investments, which consist primarily of commercial paper, U.S. government and U.S. government agency obligations and fixed income corporate securities, are classified as available-for- sale and are carried at amortized cost which approximates fair market value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company had no material investments in equity securities at either March 31, 2001 or December 31, 2000.

Other Current Receivables

     As of March 31, 2001 and December 31, 2000, other current receivables includes approximately $14.0 million and $20.1 million, respectively, due from contract manufacturers for raw materials purchased from the Company.

Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                      March 31,     December 31,
                      ---------     ------------
                        2001           2000
                       ------         ------

Finished goods.....   $62,324        $64,987
Work-in-process....     2,388          1,736
Raw materials......    26,832         21,044
                      -------        -------
                      $91,544        $87,767
                     ========       ========


Net Loss Per Share

     Basic and diluted net loss per share were computed using the weighted average number of common shares outstanding. Options to purchase 37,597,007 and 21,489,536 shares of common stock were outstanding at March 31, 2001 and December 31, 2000, respectively, and warrants to purchase 2,584,700 and 2,384,700 shares of common stock were outstanding at March 31, 2001 and December 31, 2000, respectively, but were not included in the computation of diluted net loss per share, since the effect would be antidilutive.

Comprehensive Net Loss

     Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of net unrealized gains on short-term investments and accumulated net translation losses.

Derivative Financial Instruments

     As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). As a result of the adoption of Statement 133, the Company will recognize all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial instruments at fair value regardless of the purpose or the intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedging accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair value of derivatives not qualifying as hedges are reported in income.

     As the Company had no derivative financial instruments outstanding as of March 31, 2001 or December 31, 2000, the adoption of Statement 133 had no impact on the financial statements of the Company at January 1, 2001.

2. Segments of an Enterprise and Related Information

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

     Information on reportable segments for the three months ended March 31, 2001 and 2000 is as follows (in thousands):

                                              Three Months Ended
                                                   March 31,
                                           ------------------------
                                                2001        2000
                                           ------------ -----------
Cable Broadband Access Segment:
 Revenues                                   $   44,366   $ 57,116
 Operating loss                               (385,197)   (28,519)
 Total assets                                 (637,654)   445,441

Telecom Broadband Access Segment:
 Revenues                                        9,618      2,221
 Operating loss                               (258,955)    (1,269)
 Total assets                                   17,905      4,715

Operating loss:
 Operating loss by reportable segments        (644,152)   (29,788)
 Unallocated amounts:
 Interest and other income, net                    552      1,394
 Income tax benefit                             13,906         --
 Extraordinary gain                            121,494         --
                                            ----------   --------
Net loss                                     ($508,200)  ($28,394)
                                            ==========   ========

Geographic areas:
Revenues:
 United States                              $   19,585   $ 11,916
 Canada                                         11,243     25,702
 Europe and Israel                               9,194     12,616
 Asia                                           13,920      7,286
 South America                                      42      1,817
                                            ----------   --------
  Total                                     $   53,984   $ 59,337
                                            ==========   ========
Assets:
 United States                              $  574,138   $248,440
 Canada                                          8,654     13,104
 Europe and Israel                              63,176    188,612
 Asia                                              284         --
 South America                                   9,307         --
                                            ----------   --------
  Total                                     $  655,559   $450,156
                                            ==========   ========

     Two customers accounted for 10% or more of total revenues (13% and 13%) for the three months ended March 31, 2001. Two customers accounted for 10% or more of total revenues (25% and 19%) for the three months ended March 31, 2000. No other customer accounted for more than 10% of revenues during these periods.

3. Restructuring and Asset Write-offs

     In January 2001, the Company's Board of Directors approved a restructuring plan to streamline the Company's organizational structure worldwide. The Company recorded a restructuring charge of $2.9 million in the first quarter. Over the first half of 2001, 124 employee positions are expected to be eliminated in the United States and Israel. As of March 31, 2001, 74 employees have been terminated and the Company paid a total of approximately $495,000 for severance costs. As of March 31, 2001 the Company had $2.4 million in accrued restructuring which related to excess facility lease costs.

     The Company has evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of goodwill recorded on its balance sheet at March 31, 2001. Pursuant to accounting rules, the majority of the goodwill was recorded based on stock prices at the time acquisition agreements were executed and announced. Goodwill and other long-lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is based on the fair value of the assets, typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity.

     Downturns in the broadband access and telecommunications markets have created unique circumstances with regard to the assessment of goodwill and other intangible assets for recoverability. As a result of management's decision to suspend certain product lines and product development efforts during the first quarter of 2001, intangible assets totaling $165.8 million relating to certain acquisitions were written off. Further, the aforementioned downturns in the principal markets in which the Company operates, have negatively impacted the forecasted revenues and cash flows from certain other businesses acquired during 1999 and 2000. In accordance with the Company's policy, the comparison of the discounted expected future cash flows to the carrying amount of the related intangible assets resulted in a write-down of these assets of $406.0 million.

4. Convertible Subordinated Notes

     In February 2001, the Company repurchased approximately $195.6 million of its Convertible Subordinated Notes for $68.5 million in cash, resulting in an extraordinary gain of approximately $121.5 million.

5. Stock Options

     On February 14, 2001, the Company's Board of Directors granted options to purchase a total of 15,049,866 shares at $6.8125 per share. The options vest at various rates up to four years, however the options will not be exercisable until November 14, 2001.

6. Stockholder Rights Plan

     In February 2001, the Company's Board of Directors approved the adoption of a Stockholder Rights Plan under which all stockholders of record as of February 20, 2001 received rights to purchase shares of a new series of Preferred Stock. The rights were distributed as a non-taxable dividend and will expire in ten years from the record date. The rights will be exercisable only if a person or group acquires 15 percent or more of the Company's Common Stock or announces a tender offer for 15 percent or more of the Company's Common Stock. If a person or group acquires 15 percent or more of the Company's Common Stock, all rightsholders except the buyer will be entitled to acquire the Company's Common Stock at a discount. The Board may terminate the Rights Plan at any time or redeem the rights prior to the time a person or group acquires more than 15 percent of the Company's Common Stock.

7. Common Stock Warrant

     In February 2001, the Company issued a warrant to purchase 200,000 shares of the Company's common stock at a price of $5.4375 per share in connection with the December 2000 acquisition of TrueChat, Inc. Under terms of the warrant 100,000 shares are vested and exercisable immediately and the remaining 100,000 shares vest and become exercisable at the rate of 1/24/th/ per month, beginning January 31, 2001. The fair value of the warrant of approximately $682,000 was added to the purchase price of TrueChat, Inc.

8. Debt Obligations

     In June 2000, Mainsail Networks issued a $3,520,000 Senior Secured Promissory Note. The note is secured by the general assets of Mainsail Networks and bears an interest rate equal to ten percent per annum. Interest is accrued monthly and the note automatically matures and is due and payable on May 31, 2001. The promissory note was subsequently paid in full on April 30, 2001.

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

     Since our inception in January 1993, we have focused on the development of our patented S-CDMA (Synchronous Code Division Multiple Access) technology, as well as certain other core technologies, to enable broadband transmission of data over cable networks. We began the specification and design of our first ASIC (Application Specific Integrated Circuit) in October 1994 and produced the first version of this ASIC in September 1996. At the same time, we developed an end-to-end broadband access system, the TeraComm system, around the ASIC. We commenced volume shipments of our TeraComm system in the first quarter of 1998.

     We sell our products to cable operators and other providers of broadband services through direct sales forces in North America, South America, Europe and Asia. We also distribute our products via distributors and system integrators. Our strategy is to supply the leading providers of broadband services worldwide. Consistent with this strategy, our initial target market consisted of the ten largest cable companies in each major geographic area. In most markets, a small number of large cable operators often provide services to a majority of the subscribers in a specific region and thus influence the purchase decisions of smaller cable operators. In North America, three of the largest cable operators, Rogers Cable Inc. (formerly Rogers Cablesystems Limited), Shaw and TCA Cable TV (a subsidiary of Cox Communications, Inc.), are using our TeraComm system. In Europe, our TeraComm system is being used by UPC, one of Europe's largest broadband communications companies. Companies currently using our DSL products include major ILEC's (Incumbent Local Exchange Carriers) in the United States, including Southwestern Bell Communications, Bell South, and Verizon. As a result of the nature of the cable industry and our strategic focus, a small number of customers have accounted for the majority of our revenues to date, and we expect that the majority of our revenues will continue to be generated from a small number of customers for the foreseeable future. During the three months ended March 31, 2001, two customers (one of which is a related party) accounted for approximately 26% of our revenues. This compares to approximately 44% of our revenues from two customers during the same period in 2000. We anticipate that the timing and maturity of these customers' deployments of the TeraComm system will result in variations in revenues generated from these customers.

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

     All of our acquisitions were accounted for under the purchase method of accounting and, accordingly, this Report on Form 10-Q presents our financial results through the entire period and combined with results from the acquired entities for the portion of the period following the date of the respective closings. As a result, the information contained herein may not be comparable to results in previous periods.

     The intensely competitive nature of the market for broadband access systems has resulted in significant price erosion over time. We have experienced and expect to continue to experience downward pressure on our unit ASP (average selling price). A key component of our strategy is to decrease the cost of manufacturing our products to offset the decline in ASP. We intend to continue to implement cost reduction efforts, including the further integration of ASIC components, other design changes and manufacturing efficiencies.

     We sustained a net loss of $180.8 million for the year ended December 31, 2000 and a net loss of $508.2 million for the three months ended March 31, 2001, which included an extraordinary gain of $121.5 million on the early retirement of debt. We had an accumulated deficit of $837.3 million as of March 31, 2001. Our operating expenses are based in part on our expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. We expect to continue to increase our expenditures in technical development and sales and marketing as we engage in activities related to product enhancement, cost reduction and increasing market penetration. In addition, we anticipate that our expenses will increase as a result of the expenses associated with our recent acquisitions, including amortization. Additionally, we expect to increase our capital expenditures and other operating expenses in order to support our operations. We anticipate that we will spend approximately $30 million to $35 million on capital expenditures and approximately $90 million to $100 million on research and development during the year ending December 31, 2001. Anticipated capital expenditures consist of purchases of additional test equipment to support higher levels of production and computer hardware, furniture and leasehold improvements for our facilities, expanded geographical implementation of an enterprise resource planning system and software and equipment for newly hired employees. As a result of these anticipated increased operating expenses, we expect to continue to incur losses for the foreseeable future.

Results of Operations

Three Months Ended March 31, 2001 and 2000

     Revenues. Revenues consist primarily of sales of broadband access systems to new and existing customers providing broadband access services over cable and copper wire infrastructures. Our revenues decreased to $53.9 million for the three months ended March 31, 2001 from $59.3 million in 2000. The decreased revenues in 2001 were largely attributable to the general economic downturn, which affected our customers' sales to end users and their rebalancing of their inventory levels.

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

     Cost of Goods Sold. Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations group. The cost of the manufacturing operations group includes assembly, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In the three months ended March 31, 2001, we incurred cost of goods sold of $54.8 million compared to $43.9 million in 2000. Cost of goods sold for the three months ended March 31, 2001 also included approximately $ 11.8 million of amortization of acquired intangible assets as compared to $6.3 million for 2000. Our cost of goods sold increased in the three months ended March 31, 2001, compared to 2000, primarily due to higher indirect manufacturing costs and the increase in amortization expense relating to acquired intangible assets.

     Gross Profit. We incurred a gross loss of $869,000 for the three months ended March 31, 2001 compared to a gross profit of $15.4 million in 2000. Gross profit for the first quarter of 2001 declined as the result of lower revenues, a shift in the mix of product shipped, higher indirect manufacturing costs and the increase in amortization expense relating to acquired intangible assets.

     Our gross profit is influenced by the level of sales of products of acquired companies, which produce varying gross profit results. We expect that our gross profit will fluctuate in future periods as a result of these acquisitions.

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

     Research and Development. Research and development expenses consist primarily of personnel costs, as well as prototype materials, equipment and supplies required to develop and to enhance our products. Research and development expenses increased to $22.6 million in the three months ended March 31, 2001 from $10.6 million in 2000. The increase in research and development expenses was primarily the result of increased personnel costs and the intangible amortization of $2.1 million. The increased personnel costs were a result of the expansion of our employee base and the inclusion of employees from acquired companies as we continued to focus our efforts on developing new products. We intend to continue our investment in research and development as a result of these and other activities.

     Cost of Product Development Assistance Agreement. In March 1999, we entered into a one-year Product Development Assistance Agreement with Rogers Communications Inc. Under the terms of the Development Agreement, Rogers was obligated to assist us with the characterization and testing of our subscriber-end and head-end voice-over-cable equipment. In addition, Rogers was obligated to provide us with technology to assist us with our efforts to develop high quality, field proven technology solutions that are DOCSIS- compliant and packet cable-compliant. The Development Agreement had a term of one year. In consideration of Rogers entering into the Development Agreement, we issued Rogers two fully vested and non-forfeitable warrants, each to purchase 2.0 million shares of common stock on a cashless basis. One warrant had an exercise price of $0.50 per share and one warrant had an exercise price of $18.50 per share. The fair value of the two warrants was approximately $45.0 million and resulted in a non-cash charge included in operations over the one-year term of the Development Agreement. As a result of the Development Agreement, our results for the three months ended March 31, 2000 include a non-cash charge of $9.6 million compared to none in 2001. In March 2000, Rogers purchased 3,687,618 shares of our common stock on a net exercise basis, resulting in no proceeds to us.

     In-Process Research and Development. In-process technology acquired relating to the acquisition of Telegate, valued at approximately $7.5 million, consisted primarily of major additions to Telegate's core technology, which related to Telegate's planned development of new features. The majority of the intended functionality of these new features was not supported by Telegate's existing technology. Intended new features include: connection on demand functionality to extend the product's ISDN compatibility; the ability to use cordless technology for either voice or data applications; and, a subscriber end unit that can be used in multi- dwelling units. Charges of approximately $6.8 million relating to the in-process technology at Telegate as of the date of acquisition were recognized during the three months ended March 31, 2000. The projects identified as in-process will require additional effort in order to establish technological feasibility. These projects have identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses increased to $15.5 million in the three months ended March 31, 2001 from $7.7 million in 2000. The increase in sales and marketing expenses was due to increased payroll costs related to additional sales and support personnel necessary to support the expansion of our customer base, increased payroll and associated costs from the expansion in our employee base resulting from acquired companies and increased commissions related to higher sales. Intangible amortization accounted for approximately $1.3 million of the increase. We expect sales and marketing expenses to continue to increase as we expand our operations.

     General and Administrative. General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses increased to $7.9 million for the three months ended March 31, 2001 from $4.2 million in 2000. The increase was primarily due to costs associated with the increased infrastructure required to support our expanded activities and increased personnel costs associated with acquired companies and the intangible amortization in the amount of $1.3 million. We expect general and administrative expenses will continue to increase in the near term as a result of these factors.

     Goodwill Amortization. Goodwill arising from acquisitions completed during 2000 totaled $417.1 million and accounted for $22.5 million in goodwill amortization in the three months ended March 31, 2001 as compared to $6.4 million in the comparable period in 2000. Amortization of goodwill and other intangibles related to acquisitions will increase in future periods due to the full year impact of the acquisitions made during 2000.

     Restructuring Costs and Asset Write-offs. In January 2001, the Company's Board of Directors approved a restructuring plan to streamline the Company's organizational structure worldwide. The Company recorded a restructuring charge of $2.9 million in the first quarter. Over the first half of 2001, 124 employee positions are expected to be eliminated in the United States and Israel. As of March 31, 2001, 74 employees have been terminated and the Company paid a total of approximately $495,000 for severance costs. As of March 31, 2001 the Company had $2.4 million in accrued restructuring which related to excess facility lease costs.

     The Company has evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of goodwill recorded on its balance sheet at March 31, 2001. Pursuant to accounting rules, the majority of the goodwill was recorded based on stock prices at the time acquisition agreements were executed and announced. Goodwill and other long-lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is based on the fair value of the assets, typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity.

     Downturns in the broadband access and telecommunications markets have created unique circumstances with regard to the assessment of goodwill and other intangible assets for recoverability. As a result of management's decision to suspend certain product lines and product development efforts during the first quarter of 2001, intangible assets totaling $165.8 million relating to certain acquisitions were written off. Further, the aforementioned downturns in the principal markets in which the Company operates, have negatively impacted the forecasted revenues and cash flows from certain other businesses acquired during 1999 and 2000. In accordance with the Company's policy, the comparison of the discounted expected future cash flows to the carrying amount of the related intangible assets resulted in a write-down of these assets of $406.0 million.

     Interest Income and Expense. Interest income was $6.7 million for the three months ended March 31, 2001 compared to $1.4 million in 2000. Interest expense was $5.7 million for the three months ended March 31, 2001 compared to none in 2000. The increases to interest income and interest expense were due to the sale of $500 million of 5% Convertible Subordinate Notes due in August 2007, resulting in net proceeds to us of approximately $484.5 million. In February 2001, we repurchased approximately $195.6 million in principal of the notes, at an extraordinary gain of approximately $121.5 million. This repurchase will reduce interest income and expense in future periods.

     Other Expense. Other expense for the three months ended March 31, 2001 consisted primarily of amortization of debt issuance costs.

     Income Taxes. We have generated operating losses since our inception. Due to our inability to recognize a benefit from these operating losses, we had no provision for income taxes for the three months ended March 31, 2000 and a benefit of $14.4 million for the three months ended March 31, 2001 which consisted of a reduction of deferred tax liabilities related to the Combox and Ultracom acquisitions and a $485,000 provision for foreign taxes.

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

     Cable. In 2001, the revenues for the cable segment were largely attributable to continuing deployments of our TeraComm system by new and existing customers. In addition, sales of acquired products contributed to the revenues. Operating losses increased as a result of the increase in intangibles amortization.

     Telecom. Revenues and operating losses in 2001 were attributable to the operations of Radwiz, acquired in November 1999, and ANE, acquired in April 2000.

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

     On or about September 5, 2000, the Company received an amended complaint ("Complaint") in a matter captioned Evergreen Canada Israel Management, Ltd. v. Imedia Corporation, case no. 306185, pending in the Superior Court of the State of California for the City and County of San Francisco. The Complaint alleges both (i) intentional interference with contractual relations and (ii) intentional interference with prospective economic advantage against the Company, claiming that the Company formed and operated a conspiracy to deprive plaintiffs of the opportunity to invest in Imedia, a company that the Company acquired in 1999. Plaintiffs argue that, prior to the Company's purchase of the Imedia shares, the Company knew of an alleged, pre-existing financing agreement between plaintiffs and Imedia that contained a "no shop" clause, prohibiting Imedia from seeking or obtaining financing from any other sources, including (apparently, in plaintiffs' view) a prohibition against Imedia selling its own stock or engaging in related transactions that preceded the acquisition. The Company was subsequently served with the Complaint and has filed a demurrer challenging the legal sufficiency of the two causes of action. The hearing occurred January 16, 2001, prior to a final ruling from the court, plaintiffs amended the complaint. The case is in its initial stages, and no trial date has been established. We have reviewed the amended allegations made by the plaintiffs, and we intend to vigorously defend the lawsuit. We do not believe that the outcome will have a negative impact on our financial position, results of operations or cash flows.

     In April 2000, a lawsuit against us and certain of our officers and directors, entitled Birnbaum v. Terayon Communication Systems, Inc., was filed in the United States District Court for the Central District of California. The venue for the lawsuit was moved to the Northern District of California. The plaintiff purports to be suing on behalf of a class of stockholders who purchased or obligated themselves to purchase our securities during the period from February 2, 2000 to April 11, 2000. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. Several other lawsuits similar to the Birnbaum suit have since been filed. On August 24, 2000, the lawsuits against us and other named individual defendants were consolidated in the U.S. District Court of the Northern District of California and lead plaintiffs and lead plaintiffs' counsel was appointed pursuant to the Private Securities Litigation Reform Act. On September 21, 2000, plaintiffs filed a Consolidated Class Action Complaint for violation of federal securities laws. The consolidated complaint contains allegations nearly identical to the Birnbaum suit. Defendants filed a motion to dismiss the consolidated complaint on October 30, 2000, and plaintiffs filed an opposition. On January 8, 2001, the court held a hearing on defendants' motion, and on March 14, 2001, the court, in part, dismissed the consolidated complaint and granted plaintiffs thirty (30) days to file a new, amended complaint. Plaintiffs filed an amended complaint on April 13, 2001. Defendants intend on filing a motion to dismiss this amended complaint. The lawsuits seek an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and we intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

     On October 18, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib, and Raymond Fritz) in the superior court of San Luis Obispo County, California. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc., Case No. CV 000900. The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action under California Business & Professions Code Sections 17200 et seq. and 17500 et seq. for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of "all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants' activity, and as the Court shall determine is not inconsistent with the exercise of the Court's jurisdiction." Plaintiffs seek equitable and injunctive relief. Defendants filed a motion to dismiss the complaint on January 19, 2001. A hearing on defendants' motion was held March 26, 2001, and the court granted Defendants' motion to dismiss the action and denied Plaintiffs' motion requesting remand. On April 5, 2001, Defendants moved for an order requiring further proceedings, if any, to take place in the Northern District of California. Plaintiffs' did not oppose this motion, and Defendants now understand that Plaintiffs will consent to entry of the requested order. The parties are now preparing a stipulation to that effect. The Company believes that these allegations, as with the allegations in the federal securities case, are without merit and intends to contest the matter vigorously.

Liquidity and Capital Resources

     At March 31, 2001, we had approximately $296.7 million in cash and cash equivalents, $130.6 million in short-term investments and a $2.5 million revolving line of credit. There were no outstanding borrowings under the line of credit.

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

     In February 2001, we repurchased approximately $195.6 million in principal of the notes, for $68.5 million in cash resulting in an extraordinary gain of approximately $121.5 million.

     Cash used by operating activities for the three months ended March 31, 2001 was $60.7 million compared to $5.8 million provided in 2000. In March 2001, operating activities included a significant amount for intangible amortization compared to the same period of 2000. Cash used by investing activities was $78.6 million in 2001 compared to $13.2 million in 2000. This amount included a significant amount for the purchase and sales of short-term investments in March 2001 compared to the same period of 2000. Investing activities consisted primarily of the purchase and sale of short-term investments in 2001 and 2000. Cash used by financing activities was $68.3 million in 2001 compared to $3.2 million provided in 2000. In 2001, financing activities consisted primarily of the retirement of convertible subordinated debt.

     As of March 31, 2001, we had approximately $102.6 million of purchase obligations. We anticipate that these obligations will become payable at various times through third quarter 2002. We intend to make these payments out of available working capital. In the fourth quarter of 2000 we recorded a special charge of $19.0 million for vendor cancellation fees relating to purchase obligations.

     We believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months.

Recent Financial Accounting Pronouncements

     As of January 1, 2001, the company adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), which was issued in June 1998 and its amendments Statement 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities issued in June 1999 and June 2000, respectively (collectively referred to as Statement 133).

     As a result of the adoption of Statement 133, the Company will recognize all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial instruments at fair value regardless of the purpose or the intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedging accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair value of derivatives not qualifying as hedges are reported in income.

     As the Company had no derivative financial instruments outstanding as of December 31, 2000, the adoption of Statement 133 had no impact on the financial statements of the Company at March 31, 2001.

RISK FACTORS

We Have a Limited Operating History and a History of Losses.

     We have a limited operating history, and it is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we only have been shipping products in volume since the first quarter of 1998. As of March 31, 2001, we had an accumulated deficit of $837.3 million. We believe that we will continue to experience net losses for the foreseeable future. Most of our expenses are fixed in advance, and we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. We expect to continue to increase expenses for the foreseeable future to support increased sales and marketing and technical support costs. Any significant delay in our anticipated revenues or commercialization of new products would harm our business. The revenue and profit potential of our business and our industry are unproven. We had negative gross margins from our inception until the fourth quarter of 1998, and any future revenue growth may not result in positive gross margins or operating profits in future periods.

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

  . Delays in our receipt of and cancellation of orders forecasted by customers;

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

We Are Dependent on a Small Number of Customers.

     Two customers (one of which is a related party) accounted for approximately 26% of our revenues for the three months ended March 31, 2001 and two customers accounted for approximately 44% of our revenues for the three months ended March 31, 2000. We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future. In addition, we believe that sales to these customers will be focused on a limited number of projects.

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

     The demand for broadband access services has resulted in the development of several competing modulation technologies. For example, some of our cable products utilize a modulation technology known as S-CDMA, while several of our competitors utilize modulation technologies known as TDMA and Frequency Division Multiple Access or FDMA. Our headend equipment and cable modem products currently are not interoperable with the headend equipment and modems of other suppliers of broadband access products. As a result, potential customers who wish to purchase broadband access products from multiple suppliers may be reluctant to purchase our products. Although our technology may be incorporated into a future version of a DOCSIS specification or another industry standard, we cannot be certain that major cable operators will adopt these standards. Major cable operators may not adopt products or technologies based on our current proprietary S-CDMA technology or on any future industry standard S-CDMA technology. Further, major cable operators may adopt products or standards technologies based on competing modulation technologies. If competitors using other modulation technologies can incorporate functionality and capabilities currently found in S-CDMA, the value of our S-CDMA technology would be diminished.

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

We Are Dependent on Broadband Service Providers Choosing to Offer Additional Services to Their Customers.

     We depend on cable operators to purchase our cable modem systems and to provide our cable modems to end-users. Cable operators have a limited amount of available bandwidth over which they can offer robust data services, and they may not choose to provide these data services to their customers. If cable operators choose to provide these services, we also will depend upon them to market these services to cable customers, to install our equipment and to provide support to end-users. In addition, we will be highly dependent on cable operators to continue to maintain their cable infrastructure in a manner that allows us to provide consistently high performance and reliable services. Our success also will depend upon the acceptance of our products by other providers of services to the cable industry, such as Excite@Home's @Home Network and Road Runner, a joint venture between MediaOne Group Inc. and Time Warner Cable. Sales of our DSL and wireless products are also dependent on service providers choosing to purchase our products and to provide additional services to their end users.

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

Supply of Our Products May Be Limited by Our Ability to Forecast Demand Accurately.

       The emerging nature of the broadband access services market makes it difficult for us to accurately forecast demand for our products. Our inability to accurately forecast the actual demand for our products could result in supply, manufacturing or testing capacity constraints. These constraints could result in delays in the delivery of our products or the loss of existing or potential customers, either of which could have a negative impact on our business, operating results or financial condition. In addition, we had unconditional purchase obligations of approximately $102.6 million as of March 31, 2001, primarily to purchase minimum quantities of materials and components used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate.

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

Our Ability to Directly Control Product Delivery Schedules and Product Quality Is Dependent on Third-Party Contract Manufacturers.

       Most of our products are assembled and tested by contract manufacturers using testing equipment that we provide. As a result of our dependence on these contract manufacturers for assembly and testing of our products, we do not directly control product delivery schedules or product quality. Any product shortages or quality assurance problems could increase the costs of manufacturing, assembling or testing our products. In addition, as manufacturing volume increases, we will need to procure and assemble additional testing equipment and provide it to our contract manufacturers. The production and assembly of testing equipment typically requires significant time. We could experience significant delays in the shipment of our products if we are unable to provide this testing equipment to our contract manufacturers in a timely manner.

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

       Many of our current and potential competitors have significantly greater financial, technical, marketing, distribution, customer support and other resources, as well as greater name recognition and access to customers than we do. The anticipated widespread adoption of DOCSIS and other industry standards is likely to cause increased worldwide price competition, particularly in the North American market. The adoption of DOCSIS and these other standards also could result in lower sales of our TeraComm system, including the higher margin headend products. Any increased price competition or reduction in sales of our headend products would result in downward pressure on our gross margin. We cannot accurately predict how the competitive pressures that we face will affect our business.

Our Business Is Dependent on the Internet and the Development of the Internet Infrastructure.

       Our success will depend in large part on increased use of the Internet to increase the need for high-speed broadband access networks. Critical issues concerning the commercial use of the Internet remain largely unresolved and are likely to affect the development of the market for our products. These issues include security, reliability, cost, ease of access and quality of service. Our success also will depend on the growth of the use of the Internet by businesses, particularly for applications that utilize multimedia content and thus require high bandwidth. The recent growth in the use of the Internet has caused frequent periods of performance degradation. This has required the upgrade of routers, telecommunications links and other components forming the infrastructure of the Internet by service providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our products. Potentially increased performance provided by our products and the products of others ultimately is limited by and reliant upon the speed and reliability of the Internet backbone itself.Consequently, the emergence and growth of the market for our products will depend on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

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

We Are Vulnerable to Earthquakes, Power Outages and Other Unexpected Events.

       The facility housing our corporate headquarters, the majority of our research and development activities and our in-house manufacturing operations is located in an area of California known for seismic activity. In addition, the operations of some of our key suppliers are also located in this area and in other areas know for seismic activity, such as Taiwan. An earthquake, or other significant natural disaster, could result in an interruption in our business or that of one or more of our key suppliers. Such an interruption could harm our operating results. In addition, in recent months there has been a shortage of electricity in California. As a result, many regions, including the San Francisco Bay Area, where our headquarters are located, have experienced rolling power outages as capacity has failed to satisfy demand. Continued power shortages, a power failure or other similar unexpected events could impair our ability to operate our business. We may not carry sufficient business interruption insurance to compensate for any losses that we may sustain as a result of any natural disasters or other unexpected events.

Our Indebtedness Could Adversely Affect our Financial Condition; We May Incur Substantially More Debt.

       As of May 11, 2001, we had approximately $316 million of indebtedness outstanding. Our high level of indebtedness could have important consequences to our stockholders including the following:

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

     In April 2000, a lawsuit against us and certain of our officers and directors, entitled Birnbaum v. Terayon Communication Systems, Inc., was filed in the United States District Court for the Central District of California. The venue for the lawsuit was moved to the Northern District of California. The plaintiff purports to be suing on behalf of a class of stockholders who purchased or obligated themselves to purchase our securities during the period from February 2, 2000 to April 11, 2000. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. Several other lawsuits similar to the Birnbaum suit have since been filed. On August 24, 2000, the lawsuits against us and other named individual defendants were consolidated in the U.S. District Court of the Northern District of California and lead plaintiffs and lead plaintiffs' counsel was appointed pursuant to the Private Securities Litigation Reform Act. On September 21, 2000, plaintiffs filed a Consolidated Class Action Complaint for violation of federal securities laws. The consolidated complaint contains allegations nearly identical to the Birnbaum suit. Defendants filed a motion to dismiss the consolidated complaint on October 30, 2000, and plaintiffs filed an opposition. On January 8, 2001, the court held a hearing on defendants' motion, and on March 14, 2001, the court, in part, dismissed the consolidated complaint and granted plaintiffs thirty (30) days to file a new, amended complaint. Plaintiffs filed an amended complaint on April 13, 2001. Defendants intend on filing a motion to dismiss this amended complaint. The lawsuits seek an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and we intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

     On October 18, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib, and Raymond Fritz) in the superior court of San Luis Obispo County, California. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc., Case No. CV 000900. The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action under California Business & Professions Code Sections 17200 et seq. and 17500 et seq. for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of "all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants' activity, and as the Court shall determine is not inconsistent with the exercise of the Court's jurisdiction." Plaintiffs seek equitable and injunctive relief. Defendants filed a motion to dismiss the complaint on January 19, 2001. A hearing on defendants' motion was held March 26, 2001, and the court granted Defendants' motion to dismiss the action and denied Plaintiffs' motion requesting remand. On April 5, 2001, Defendants moved for an order requiring further proceedings, if any to take place in the Northern District of California. Plaintiffs' did not oppose this motion, and Defendants now understand that Plaintiffs will consent to entry of the requested order. The parties are now preparing a stipulation to that effect. The Company believes that these allegations, as with the allegations in the federal securities case, are without merit and intends to contest the matter vigorously.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $130,600 decline (less than 0.20%) in the fair value of our available-for-sale debt securities.

  Foreign Currency Risk.

     A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions in Belgium, United Kingdom, Hong Kong, and Israel. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. An adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $1.4 million.

     All of the potential changes noted above are based on sensitivity analyses performed as of March 31, 2001.

PART II. OTHER INFORMATION

ITEM 3.   LEGAL PROCEEDINGS

See "Litigation" under PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (c) In February 2001, we issued a warrant to purchase 200,000 shares of the Company's common stock at a price of $5.4375 per share to YAS Corporation. Under terms of the warrant 100,000 shares are vested and exercisable as of January 1, 2001 and the remaining 100,000 shares vest and become exercisable at the rate of 1/24th per month, beginning January 31, 2001. The issuance of the warrant was intended to be exempt from registration under the Securities Act of 1933, as amended by virtue of Section 4(2) thereof due to, among other things, the fact that the securities were only issued to one entity and the warrant contained a statement to the effect that such warrant had not been registered under the Securities Act of 1933, amended and may not be sold, assigned, transferred or otherwise disposed of except in compliance with the requirements of, or an exemption under, such Act.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5. OTHER INFORMATION

       None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

       Incorporated by reference to Terayon Communication Systems Form 10-K-A filed with the Commission on April 30, 2001.

                                 EXHIBIT INDEX

Exhibit   Exhibit Description
Number
 2.1 Agreement and Plan of Merger, dated as of July 15, 1999, by and among Terayon Communication Systems, Inc., Cherry Acquisition Corporation and Imedia Corporation. (6)
 2.2 Share Purchase Agreement, dated October 12, 1999, by and among Terayon Communication Systems, Inc. and the shareholders of Radwiz Ltd. and Radwiz Ltd. (7)
 2.3 Share Purchase Agreement, dated October 14, 1999, by and among Terayon Communication Systems, Inc. and the shareholders of Telegate Ltd. and Telegate Ltd. (7)
 2.4 Share Purchase Agreement, dated February 3, 2000, by and among Terayon Communication Systems, Inc. and ComBox Ltd. (9)
 2.5 Asset Purchase Agreement, dated March 12, 2000, by and among Terayon Communication Systems, Inc., Telegate Ltd. and Internet Telecom Ltd.
          (9)
 2.6 Amended and Restated Asset Purchase Agreement, dated February 10, 2000, by and between Terayon Communication Systems, Inc. and Tyco Electronics Corporation. (9)
 2.7 Share Purchase Agreement, dated March 26, 2000, by and among Terayon Communication Systems, Inc., the shareholders of Ultracom Communications Holdings (1995) Ltd. and Ultracom Communications Holdings (1995) Ltd. (9)
 2.8 Stock Purchase Agreement, dated September 27, 2000, by and among Terayon Communication Systems, Inc., Digital Transmission Equipment, The D.W. Thomas Companies, Inc. and Donald W. Thomas. (10)
 2.9 Agreement and Plan of Merger and Reorganization, dated September 29, 2000, by and among Terayon Communication Systems, Inc., MN Acquisition Corp., Mainsail and Certain Stockholders of Mainsail Networks, Inc.
          (10)
 2.10 First Amendment to Agreement and Plan of Merger and Reorganization, dated September 29, 2000, by and among Terayon Communication Systems, Inc., MN Acquisition Corp., Mainsail and Certain Stockholders of Mainsail Networks, Inc. (10)
 2.11 Agreement and Plan of Merger and Reorganization, dated December 20, 2000, by and among Terayon Communication Systems, Inc., True Acquisition, Inc. and TrueChat, Inc. (11)
 3.1 Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc. (12)
 3.2      Bylaws of Terayon Communication Systems, Inc. (1)
 3.3 Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc. (14)
 3.4 Certificate of Designation of Series A Junior Participating Preferred Stock. (12)
 4.1      Specimen common stock Certificate.  (1)
 4.2 Amended and Restated Information and Registration Rights Agreement dated April 6, 1998. (1)
 4.3 Form of Security for Terayon Communication Systems, Inc.'s 5% Convertible Subordinated Notes due August 1, 2007. (13)
 4.4 Registration Rights Agreement by and among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc. (13)
 4.5 Indenture between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A. dated July 26, 2000. (13)
10.1 Form of Indemnity Agreement between Terayon Communication Systems, Inc. and each of its directors and officers. (1)
10.2      1995 Stock Option Plan, as amended on March 26, 1996.  (1)
10.3      1997 Equity Incentive Plan, as amended on July 31, 2000. (14)
10.4      1998 Employee Stock Purchase Plan, as amended on July 31, 2000. (14)
10.5      1998 Non-Employee Directors Stock Option Plan.  (1)
10.6 1998 Employee Stock Purchase Plan Offering for Foreign Employees, adopted July 31, 2000. (14)
10.7 Lease Agreement dated January 23, 1996 between Terayon Communication Systems, Inc. and Arrillaga Family Trust and Richard T. Peery Separate Property Trust. (1)

10.8 Employment Agreement between Terayon Communication Systems, Inc. and Dr. Zaki Rakib dated February 1993. (1)
10.9 Loan and Security Agreement, dated August 10, 1998, between Terayon Communication Systems, Inc. and Silicon Valley Bank and Schedule to Loan and Security Agreement, dated August 10, 1998, between Terayon Communication Systems, Inc. and Silicon Valley Bank. (3)
10.10 Streamline Facility Agreement dated October 30, 1998 between Terayon Communication Systems, Inc. and Silicon Valley Bank. (2)
10.11 Anti-Dilution Warrant to Purchase Shares of common stock, dated April 6, 1998, issued to Shaw Communications Inc. (1)
10.12 Amendment No. 1 to Lease, dated April 8, 1999, between Terayon Communication Systems, Inc. and John Arrillaga Survivor's Trust and Richard T. Peery Separate Property Trust. (4)
10.13 Lease Agreement, dated April 8, 1999, between Terayon Communication Systems, Inc. and John Arrillaga Survivor's Trust and Richard T. Peery Separate Property Trust. (4)
10.14 Lease Agreement, dated April 20, 1998, between Imedia Corporation and Martin CL Associate, L.P. (5)
10.15 Sublease Agreement, dated November 15, 1999, between Imedia Corporation and ISP Channel, Inc. (5)
10.16     1999 Non-Officer Equity Incentive Plan, as amended February 14, 2001.
          (14)
10.17 Form of Non-Statutory Stock Option Agreement Used in Connection with the 1999 Non-Officer Equity Incentive Plan. (8)
10.18 Real Property Lease, dated March 1, 1990, among Menlo Business Park, Patrician Associates, Inc. and Raychem Corporation (predecessor of Tyco Electronics Corporation).
10.19 Assignment and Guarantee Agreement dated April 22, 2000, by among Terayon Communication Systems, Inc., Tyco Electronics Corporation and Menlo Business Park, L.L.C.
21.1      List of Subsidiaries.  (14)

___________________
(1) Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).
(2) Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 24, 1998 (File No. 333-69699).
(3) Incorporated by reference to our Report on Form 10-Q filed on November 12, 1998.
(4) Incorporated by reference to our Report on Form 10-Q filed on August 13, 1999.
(5) Incorporated by reference to our Report on Form 10-Q filed on November 15, 1999.
(6) Incorporated by reference to our Report on Form 8-K filed on October 1, 1999.
(7) Incorporated by reference to our Report on Form 8-K filed on December 13, 1999.
(8) Incorporated by reference to our Registration Statement on Form S-8 filed on December 29, 1999 (File No. 333-93779).
(9)    Incorporated by reference to our Report on Form 8-K filed on May 3, 2000.
(10) Incorporated by reference to our Report on Form 8-K filed on October 5, 2000.
(11) Incorporated by reference to our Report on Form 8-K filed on January 9, 2001.
(12) Incorporated by reference to our Report on Form 10-K filed on March 30, 2000.
(13) Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48486).
(14) Incorporated by reference to our Report on Form 10-K filed on April 2, 2001, as amended on April 30, 2001.

   (b)  REPORTS ON FORM 8-K

     On January 9, 2001, we filed a Report on Form 8-K with the Securities and Exchange Commission relating to our acquisition of TrueChat, Inc.

     On February 9, 2001 we filed a Report on Form 8-K with the Securities and Exchange Commission relating to the adoption of a Share Purchase Rights Plan.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001                           TERAYON COMMUNICATION SYSTEMS, INC.

                                             By /s/ Ray M. Fritz
                                             -----------------------------------
                                             Ray M. Fritz
                                             Chief Financial Officer