Form 10-Q
period 2001-06-30
TERAYON COMMUNICATION SYSTEMS
filed 2001-08-14
CIK 1052303

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           ------------------------

                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED June 30, 2001

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

    Yes [X]     No [_]



  As of August 13, 2001, registrant had outstanding 68,390,823 shares of Common Stock.


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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                      TERAYON COMMUNICATION SYSTEMS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----


Consolidated Balance Sheets as of June 30, 2001 (unaudited)
  and December 31, 2000.........................................             3

Consolidated Statements of Operations for the three months and
  six months ended June 30, 2001 and 2000 (unaudited)...........             4

Consolidated Statements of Cash Flows for the six months ended
  June 30, 2001 and 2000 (unaudited)............................             5

Notes to Consolidated Financial Statements......................             6

                      TERAYON COMMUNICATION SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                     June 30,   December 31,
                                                                    ----------  ------------
                                                                       2001          2000
                                                                    ----------   ----------
                                ASSETS                              (unaudited)
Current assets:
  Cash and cash equivalents.......................................  $  250,878   $  347,015
  Short-term investments..........................................     143,151      215,442
  Accounts receivable, less allowance for doubtful
   accounts of $4,997 in 2001 and $6,542 in 2000..................      31,277       42,772
  Accounts receivable from related parties........................      15,475       17,454
  Other current receivables.......................................      19,489       32,027
  Inventory.......................................................      39,402       87,767
  Other current assets............................................       2,537        7,021
                                                                    ----------   ----------
    Total current assets..........................................     502,209      749,498
Property and equipment, net.......................................      32,813       33,533
Intangibles and other assets......................................      34,346      643,696
                                                                    ----------   ----------
    Total assets..................................................  $  569,368   $1,426,727
                                                                    ==========   ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................................  $   52,325   $  123,994
  Accrued payroll and related expenses............................      12,855       13,105
  Deferred revenues...............................................       4,396        4,998
  Warranty reserves...............................................       8,445        5,925
  Accrued purchase price payable..................................          --       14,138
  Other accrued liabilities.......................................      40,435       25,719
  Current portion of long-term debt...............................       6,187       10,853
  Short-term debt.................................................          --        2,697
  Current portion of capital lease obligations....................         109          131
                                                                    ----------   ----------
    Total current liabilities.....................................     124,752      201,560

Long-term debt....................................................       2,060          119
Long-term portion of capital lease obligations....................         254          358
Other long-term obligations.......................................       2,638        3,444
Convertible subordinated notes....................................     304,403      500,000
Deferred tax liability............................................         455       18,565

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value:
   Authorized shares--5,000,000
   Issued and outstanding shares--none............................          --           --
  Common stock, $.001 par value:
   Authorized shares--200,000,000
   Issued and outstanding shares--68,004,355 in 2001
   and 67,396,539 in 2000.........................................          68           68
  Additional paid in capital......................................   1,039,097    1,037,891
  Accumulated deficit.............................................    (899,852)    (329,148)
  Deferred compensation...........................................      (4,896)      (6,788)
  Stockholders' notes receivable..................................          --           (3)
  Accumulated other comprehensive income(loss)....................         389          661
                                                                    ----------   ----------
    Total stockholders' equity....................................     134,806      702,681
                                                                    ----------   ----------
    Total liabilities and stockholders' equity....................  $  569,368   $1,426,727
                                                                    ==========   ==========

                            See accompanying notes.

                      TERAYON COMMUNICATION SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                               Three Months Ended        Six Months Ended
                                                    June 30,                  June 30,
                                               ------------------     ----------------------
                                                 2001      2000          2001         2000
                                               --------  --------     ---------     --------
Revenues:
 Product revenues............................  $ 40,119   $55,709      $ 84,008      $89,344
 Related party product revenues..............    25,614    36,310        35,709       62,012
                                               --------  --------     ---------     --------
  Total revenues.............................    65,733    92,019       119,717      151,356
                                               --------  --------     ---------     --------
Cost of goods sold:
 Cost of product revenues....................    35,889    48,087        84,803       77,188
 Cost of related party product revenues......    16,871    18,413        22,810       33,260
 Special charges.............................    28,704        --        28,704           --
                                               --------  --------     ---------     --------
  Total cost of goods sold...................    81,464    66,500       136,317      110,448
                                               --------  --------     ---------     --------
Gross profit (loss)..........................   (15,731)   25,519       (16,600)      40,908
Operating expenses:
 Research and development....................    19,152    16,566        41,779       27,134
 Cost of product development assistance
  agreement..................................        --        --            --        9,563
 In-process research and development.........        --    13,085            --       19,835
 Sales and marketing.........................    16,334    10,796        31,817       18,472
 General and administrative..................     8,664     5,761        16,611        9,946
 Goodwill amortization.......................       322    15,215        22,804       21,650
 Restructuring costs and asset write-offs....     2,549        --       577,293           --
                                               --------  --------     ---------     --------
  Total operating expenses...................    47,021    61,423       690,304      106,600
                                               --------  --------     ---------     --------
Loss from operations.........................   (62,752)  (35,904)     (706,904)     (65,692)

Interest income..............................     4,512     1,916        11,246        3,334
Interest expense.............................    (4,304)     (335)      (10,048)        (353)
Other income(expense)........................       317       (41)         (121)         (47)
                                               --------  --------     ---------     --------
  Loss before extraordinary gain and
   tax benefit...............................   (62,227)  (34,364)     (705,827)     (62,758)

Income tax expense (benefit).................       277        --       (13,629)          --
                                               --------  --------     ---------     --------
  Loss before extraordinary gain.............   (62,504)  (34,364)     (692,198)     (62,758)

Extraordinary gain on early retirement of
 debt........................................        --        --       121,494           --
                                               --------  --------     ---------     --------
Net loss.....................................  ($62,504) ($34,364)    ($570,704)    ($62,758)
                                               ========  ========     =========     ========
Basic and diluted net loss per share before
 Extraordinary gain..........................    ($0.93)   ($0.57)      ($10.25)      ($1.09)
Extraordinary gain on early retirement of
 debt........................................        --        --          1.80           --
                                               --------  --------     ---------     --------
  Basic and diluted net loss per share.......    ($0.93)   ($0.57)       ($8.45)      ($1.09)
                                               ========  ========     =========     ========
Shares used in computing basic and
 diluted net loss per share..................    67,493    60,692        67,542       57,696
                                               ========  ========     =========     ========

                            See accompanying notes.

                      TERAYON COMMUNICATION SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                             Six Month Ended
                                                                 June 30,
                                                          ---------------------
                                                            2001         2000
                                                          --------     --------
Net cash, provided by (used in) operating
  activities............................................  ($90,102)    $  4,880
                                                          --------     --------
Investing activities:
Purchases of short-term investments.....................  (172,211)     (30,686)
Proceeds from sales and maturities of
  short-term investments................................   238,502       49,016
Purchases of property and equipment.....................    (4,182)      (7,359)
Issuance of short-term receivable.......................        --         (703)
Purchase of other assets................................        --       (2,006)
Cash received from acquisitions.........................        --        7,988
Cash paid for acquisition of businesses.................        --       (3,010)
                                                          --------     --------
Net cash provided by (used in) investing
  activities............................................    62,109       13,240
                                                          --------     --------
Financing activities:
Principal payments on capital leases....................       (34)          (2)
Principal payments and current maturities
  on long-term debt.....................................      (104)        (241)
Exercise of options and warrant to purchase
  common stock..........................................       453        7,729
Proceeds from issuance of common stock..................        --        1,014
Retirement of debt......................................   (68,459)          --
                                                          --------     --------
Net cash provided by (used in) financing
  activities............................................   (68,144)       8,500
                                                          --------     --------
Net increase(decrease) in cash and cash
  equivalents...........................................   (96,137)      26,620
Cash and cash equivalents at beginning of period........   347,015       32,398
                                                          --------     --------
Cash and cash equivalents at end of period..............  $250,878     $ 59,018
                                                          ========     ========

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

Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the financial statements at June 30, 2001 and for the three months and six months ended June 30, 2001 and 2000 have been included.

     The unaudited consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. The minority interests in net losses of its majority owned subsidiaries were insignificant for all periods presented. All intercompany balances and transactions have been eliminated.

     Results for the three months and six months ended June 30, 2001 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Form 10-K405 dated April 2, 2001, as filed with the U.S. Securities and Exchange Commission and as amended on April 30, 2001. The accompanying balance sheet at December 31, 2000 is derived from audited financial statements at that date.

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

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's short-term investments, which consist primarily of commercial paper, U.S. government and U.S. government agency obligations and fixed income corporate securities, are classified as available-for-sale and are carried at amortized cost which approximates fair market value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company had no material investments in equity securities at either June 30, 2001 or December 31, 2000.

Other Current Receivables

     As of June 30, 2001 and December 31, 2000, other current receivables includes approximately $12.2 million and $20.1 million, respectively, due from contract manufacturers for raw materials purchased from the Company.

Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):


                                June 30,  December 31,
                                --------  ------------
                                  2001        2000
                                --------  ------------

 Finished goods..............    $16,506    $64,987
 Work-in-process.............      4,393      1,736
 Raw materials...............     18,503     21,044
                                 -------    -------
                                 $39,402    $87,767
                                 =======    =======

Net Loss Per Share

     Basic and diluted net loss per share were computed using the weighted average number of common shares outstanding. Options to purchase 34,993,219 and 21,489,536 shares of common stock were outstanding at June 30, 2001 and December 31, 2000, respectively, and warrants to purchase 2,684,700 and 2,384,700 shares of common stock were outstanding at June 30, 2001 and December 31, 2000, respectively, but were not included in the computation of diluted net loss per share, since the effect would be antidilutive.

Comprehensive Net Loss

     Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of net unrealized gains on short-term investments and accumulated net translation losses. For the three months ended June 30, 2001 and 2000 the Company's comprehensive loss was approximately $63,170,000 and $33,933,000, respectively. For the six months ended June 30, 2001 and 2000 the Company's comprehensive loss was approximately $570,976,000 and $62,823,000, respectively.

Derivative Financial Instruments

     As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). As a result of the adoption of Statement 133, the Company will recognize all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or the intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedging accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair value of derivatives not qualifying as hedges are reported in income.

     As the Company had no derivative financial instruments outstanding as of June 30, 2001 or December 31, 2000, the adoption of Statement 133 had no impact on the financial statements of the Company at June 30, 2001.

New Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS 141, which is effective for all business combinations subsequent to July 1, 2001, eliminates the pooling-of-interests method of accounting for business combinations and includes new criteria to recognize intangible assets separately from goodwill. Under Statement 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are deemed to have a definite life will continue to be amortized over the estimated useful life. SFAS 142 is effective with respect to the non-amortization of goodwill and certain intangible assets on January 1, 2002 for amounts currently recorded on Terayon's balance sheet and will apply to any goodwill and certain intangible assets acquired after June 30, 2001. At June 30, 2001 goodwill approximated $2.8 million. Goodwill amortization was $0.32 million and $22.8 million for the three and six months ended June 30, 2001, respectively.

2. Segments of an Enterprise and Related Information

     The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessments. The CODM allocates resources to each segment based on their business prospects, competitive factors, revenues and operating results.

     The Company views its business as having two principal operating segments:
Cable Broadband Access Systems (Cable) and Telecom Carrier Access Systems (Telecom). The Cable segment consists primarily of the TeraComm system, the CherryPicker Digital Video Management Systems and the Multigate Telephony and Data Access Systems which are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The Telecom segment consists primarily of the Miniplex DSL Systems, the IPTL Converged Voice and Data Service System and the Highlink, which are sold to providers of broadband services for the deployment of voice and data services over the existing copper wire infrastructure.

     Information on reportable segments for the three months and six months ended June 30, 2001 and 2000 is as follows (in thousands):

                                                 Three Months Ended        Six Months Ended
                                                     June 30,                  June 30,
                                               ----------------------   ---------------------
                                                  2001        2000        2001        2000
                                               ---------    ---------   --------    ---------
Cable Broadband Access Segment:
Revenues                                       $  57,931    $ 83,057    $ 102,297   $140,173
Operating loss                                   (44,602)    (33,345)    (429,800)   (61,864)
Total assets                                     561,835     606,843      561,835    606,843

Telecom Broadband Access Segment:

Revenues                                           7,802          8,962         17,420     11,183
  Operating loss                                 (18,150)        (2,559)      (277,104)    (3,828)
  Total assets                                     7,533        139,464          7,533    139,464

Operating income:
  Operating income by reportable segments        (62,752)       (35,904)      (706,904)   (65,692)
  Unallocated amounts:
  Interest and other income, net                     525          1,540          1,077      2,934
  Income tax                                        (277)            --         13,629
  Extraordinary gain                                  --             --        121,494         --
                                                --------       --------      ---------   --------
Net loss                                        $(62,504)      $(34,364)     $(570,704)  $(62,758)
                                                ========       ========      =========   ========

Geographic areas:
Revenues:
  United States                                 $ 13,644       $ 20,845      $  33,229   $ 32,761
  Canada                                          24,827         36,783         36,070     62,485
  Europe and Israel                                8,506         17,251         17,700     29,867
  Asia                                            18,268         13,420         32,188     20,706
  South America                                      488          3,720            530      5,537
                                                --------       --------      ---------   --------
    Total                                       $ 65,733       $ 92,019      $ 119,717   $151,356
                                                ========       ========      =========   ========
Assets:
  United States                                 $535,479       $370,663      $ 535,479   $370,663
  Canada                                          15,475         15,720         15,475     15,720
  Europe and Israel                                6,801        359,924          6,801    359,924
  Asia                                               624             --            624         --
  South America                                   10,989             --         10,989         --
                                                --------       --------      ---------   --------
    Total                                       $569,368       $746,307      $ 569,368   $746,307
                                                ========       ========      =========   ========

     Two customers accounted for 10% or more of total revenues (37% and 19%) for the three months ended June 30, 2001. Two customers accounted for 10% or more of total revenues (24%, and 15%) for the three months ended June 30, 2000. Two customers accounted for 10% or more of total revenues (26% and 16%) for the six months ended June 30, 2001. Three customers accounted for 10% or more of total revenues (22%, 19%, and 10%) for the six months ended June 30, 2000. No other customer accounted for more than 10% of revenues during these periods.

3. Restructuring and Asset Write-offs

     In January 2001, the Company's Board of Directors approved a restructuring plan to streamline the Company's organizational structure worldwide. The Company recorded a restructuring charge of $2.9 million in the first quarter. During 2001, 124 employee positions are expected to be eliminated in the United States and Israel. As of June 30, 2001, 106 employees have been terminated and the Company paid a total of approximately $0.5 million for severance costs in excess of amounts provided by Israeli law.

     In June 2001, the Company's Board of Directors approved additions to the restructuring plan and accrued $0.9 million for additional costs relating to excess facility lease costs. As of June 30, 2001, the Company had $3.3 million in accrued restructuring which relates to excess leased facilities. Also, the company recorded a charge of $1.6 million resulting from the write-down of impaired assets.

     In the first quarter, the Company evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of goodwill recorded on its balance sheet at March 31, 2001. Pursuant to accounting rules, the majority of the goodwill was recorded based on stock prices at the time
acquisition agreements were executed and announced.   Goodwill and other long-
lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is based on the fair value of the assets, typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity.

     Downturns in the broadband access and telecommunications markets created unique circumstances with regard to the assessment of goodwill and other intangible assets for recoverability. As a result of management's decision to suspend certain product lines and product development efforts during the first quarter of 2001, intangible assets totaling $165.8 million relating to certain acquisitions were written off. Furthermore, the aforementioned downturns in the principal markets in which the Company operates, have negatively impacted the forecasted revenues and cash flows from certain other businesses acquired during 1999 and 2000. In accordance with the Company's policy, the comparison of the discounted expected future cash flows to the carrying amount of the related intangible assets resulted in a write-down of these assets of $405.9 million.


4. Convertible Subordinated Notes

     In February 2001, the Company repurchased approximately $195.6 million of its Convertible Subordinated Notes for $68.5 million in cash, resulting in a pretax extraordinary gain of approximately $121.5 million. In addition, in July and August 2001, the Company repurchased approximately $104.3 million of its Convertible Subordinated Notes for $45.0 million in cash, resulting in a pretax extraordinary gain of approximately $56.5 million.

5. Common Stock

     In June 2001, the Company issued 160,000 shares of the Company's common stock to their Board of Advisors. The fair market value of the common stock, $0.6 million, is recorded as compensation expense. The shares are fully vested as of the date of grant. The previous stock options issued were cancelled as of the new grant date.

6. Stock Options

     On February 14, 2001, the Company's Board of Directors granted options to purchase a total of 15,049,866 shares at $6.8125 per share. The options vest at various rates up to four years, however the options will not be exercisable until November 14, 2001.


7. Stockholder Rights Plan

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


8. Common Stock Warrant

     In June 2001, we issued a fully vested, immediately exercisable, warrant to purchase 100,000 shares of the company's Common Stock at a price of $5.98 per share to Philips Semiconductors Inc. in consideration for the continuation of their strategic relationship with the company.

9. Debt Obligations

     In June 2000, Mainsail Networks (Mainsail) issued a $3,520,000 Senior Secured Promissory Note. The note is secured by the general assets of Mainsail and bears an interest rate equal to ten percent per annum. Interest is accrued monthly and the note automatically matures and is due and payable on May 31, 2001. The promissory note was subsequently paid in full on April 30, 2001.


10. Purchase Commitments

     In June 2001, the Company established an irrevocable letter of credit with a supplier in the amount of $20.9 million for purchase commitments. The letter of credit will expire by November 2001.


11. Cost of Goods Sold - Special Charges

     The Company recorded a special charge totaling $28.7 million during the second quarter of 2001 related to inventory reserves and vendor cancellation charges. This additional charge was due to a sudden and significant decrease in forecasted revenue and was calculated based on inventory levels in excess of forecasted demand for each specific product.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

Overview

     We develop, market and sell broadband access systems that enable cable operators and other providers of broadband services to cost-effectively deploy reliable voice, video and data services over cable, copper wire and satellite systems.

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

     We sell our products to cable operators and other providers of broadband services through direct sales forces in North America, South America, Europe and Asia. We also distribute our products via distributors and system integrators. Our strategy is to supply the leading providers of broadband services worldwide. Consistent with this strategy, our initial target market consisted of the ten largest cable companies in each major geographic area. In most markets, a small number of large cable operators often provide services to a majority of the subscribers in a specific region and thus influence the purchase decisions of smaller cable operators. In North America, two large cable operators, Rogers Cable Inc. (formerly Rogers Cablesystems Limited)(Rodgers) and Shaw Communications (Shaw) are using our TeraComm system. In Europe, our TeraComm system is being used by UPC, one of Europe's largest broadband communications companies. Companies currently using our DSL products include major ILEC's (Incumbent Local Exchange Carriers) in the United States. These include Qwest Communications, Bell Atlantic, Southwestern Bell Communications and Verizon. As a result of the nature of the cable industry and our strategic focus, a small number of customers have accounted for the majority of our revenues to date, and we expect that the majority of our revenues will continue to be generated from a small number of customers for the foreseeable future. During the three months ended June 30, 2001, two customers (one of which is a related party) accounted for approximately 56% of our revenues. This compares to approximately 39% of our revenues from two customers (both of which are related parties) during the same period in 2000. During the six months ended June 30, 2001, two customers (one of which is a related party) accounted for approximately 42% of our revenues. This compares to approximately 51% of our revenues from three customers (two of which are related parties) during the same period in 2000. We anticipate that the timing and maturity of these customers' deployments of the TeraComm system will result in variations in revenues generated from these customers.

     The evolution of broadband has resulted in cable television operators, providers of telephone service and other service providers seeking to provide a bundle of voice, data and video services to their residential and commercial subscribers over existing and new infrastructures. Through a series of acquisitions in 1999 and 2000, we expanded our portfolio of broadband products to support high-speed delivery of voice, data and video services over cable, DSL and wireless.

     For more information relating to the acquisitions, see Note 15, "Business Combinations" of the Notes to Consolidated Financial Statements in our Form 10-K405 Annual Report for the year ended December 31, 2000. All of our acquisitions were accounted for under the purchase method of accounting and, accordingly, this Report on Form 10-Q presents our financial results through the entire period and combined with results from the acquired entities for the portion of the period following the date of the respective closings. As a result, the information contained herein may not be comparable to results in previous periods.

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

     We sustained a net loss of $570.7 million for the six months ended June 30, 2001, which included an extraordinary gain of $121.5 million. We had an accumulated deficit of $899.9 million as of June 30, 2001. Our operating expenses are based in part on our expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. We expect to continue to invest in technical development and sales and marketing as we engage in activities related to product enhancement, cost reduction and increasing market penetration. Additionally, we expect to increase our capital expenditures and other operating expenses in order to support our operations. We anticipate that we will spend approximately $15 million to $20 million on capital expenditures and approximately $80 million to $90 million on research and development during the year ending December 31, 2001. Anticipated capital expenditures consist of purchases of test equipment to support our research and development efforts and new product introduction.

Results of Operations

Three Months and Six Months Ended June 30, 2001 and 2000

     Revenues. Revenues consist primarily of sales of broadband access systems to new and existing customers providing broadband access services over cable and copper wire infrastructures. Our revenues decreased to $65.7 million for the three months ended June 30, 2001 from $92.0 million in 2000 and to $119.7 million for the six months ended June 30, 2001 from $151.4 million in 2000. The decreased revenues in 2001 are largely attributable to the economic slowdown of demand, which has affected and continues to affect our customers' sales and their rebalancing of their inventory levels.

     We sell our products directly to broadband access service providers, system resellers and distributors. Revenues related to product sales are generally recognized when: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectablity is reasonably assured. A provision is made for estimated product returns as product shipments are made. Our existing agreements with our system resellers and distributors do not contain price protection provisions and do not grant return rights beyond those provided by our standard warranty.

     Cost of Goods Sold. Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations group. The cost of the manufacturing operations group includes assembly, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In the three months ended June 30, 2001, we incurred cost of goods sold of $81.5 million compared to $66.5 million in 2000. In the six months ended June 30, 2001, we incurred cost of goods sold of $136.3 million compared to $110.4 million in 2000. Cost of goods sold for the three months and six months ended June 30, 2001 also included approximately $0.72 million and $12.5 million, respectively, of amortization of acquired intangible assets as compared to $8.5 million and $14.8 million, respectively, for the same periods in 2000. Our cost of goods sold increased in the three months and six months ended June 30, 2001, compared to 2000, primarily due to a charge relating to reserves and vendor cancellation charges in the amount of $28.7 million and a slower demand for our products.

     Gross Profit. We had a gross loss of $15.7 million and $16.6 million for the three months and six months ended June 30, 2001, respectively, compared to a gross profit of $25.5 million and $40.9 million for the same periods in 2000. Gross profit for the three months and six months of 2001 declined as the result of lower revenues, additional inventory and vendor cancellation charges and a shift in the mix of products shipped.

     Our gross profit is also influenced by the sales mix of TeraLink Master Controllers, TeraLink Gateways and TeraPro cable modems and the maturity of TeraComm system deployments in any quarter. TeraPro cable modems have lower margins than the TeraLink Master Controllers and TeraLink Gateway headend products. New deployments of TeraComm systems typically include a higher mix of headend equipment and involve smaller quantities of product sold. Products sold in connection with new deployments thus generally are sold at higher margins than products associated with more mature deployments of the TeraComm system, which generally involve larger quantities of products, primarily cable modems. We expect that the introduction of new customers and the sales mix of revenues generated from the sale of TeraPro cable modems to our overall revenues will result in fluctuations in our gross profit in future periods.

      Research and Development. Research and development expenses consist primarily of personnel costs, as well as designed prototype material expenditures, equipment and supplies required to develop and to enhance our products. Research and development expenses increased to $19.2 million and $41.8 million in the three months and six months ended June 30, 2001, respectively, from $16.6 million and $27.1 million for the same periods in 2000. The increase was primarily due to personnel costs resulting in the expansion of our employee base and the inclusion of employees from acquired companies as we continued to focus our efforts on developing new products. Workforce intangible amortization in the three months and six months accounted for approximately $1.1 million and $3.2 million, respectively, of the increase. The Company believes it is critical to continue to make significant investments in research and development to ensure the availability of innovative technology that meets the current and future requirements of its customers. Accordingly, the Company expects in future years to continue to devote substantial resources to research and development programs.

     Cost of Product Development Assistance Agreement. In March 1999, we entered into a one-year Product Development Assistance Agreement with Rogers. Under the terms of the Development Agreement, Rogers was obligated to assist us with the characterization and testing of our subscriber-end and head-end voice-over-cable equipment. In addition, Rogers was obligated to provide us with technology to assist us with our efforts to develop high quality, field proven technology solutions that are DOCSIS-compliant and packet cable-compliant. The Development Agreement had a term of one year. In consideration of Rogers entering into the Development Agreement, we issued Rogers two fully vested and non-forfeitable warrants, each to purchase 2.0 million shares of common stock on a cashless basis. One warrant had an exercise price of $0.50 per share and one warrant had an exercise price of $18.50 per share. The fair value of the two warrants was approximately $45.0 million and resulted in a non-cash charge included in operations over the one-year term of the Development Agreement. As a result of the Development Agreement, our results for the six months ended June 30, 2000 include non-cash charges of $9.6 million compared to none in 2001. In March 2000, Rogers purchased 3,687,618 shares of our common stock on a net exercise basis, resulting in no proceeds to us.

     In-Process Research and Development. The projects identified as in-process will require additional effort in order to establish technological feasibility. These projects have identifiable technological risk factors that indicate that even though successful completion is generally expected, it is not assured.

     In-process technology acquired relating to the acquisition of Telegate in 2000, valued at approximately $7.5 million, consisted primarily of major additions to Telegate's core technology, which related to Telegate's planned development of new features. The majority of the intended functionality of these new features was not supported by Telegate's existing technology. Intended new features include: connection on demand functionality to extend the product's ISDN compatibility; the ability to use cordless technology for either voice or data applications; and, a subscriber end unit that can be used in multi-dwelling units.

     In-process technology acquired relating to the acquisition of ANE in 2000, valued at approximately $750,000, consisted primarily of additions to ANE's core technology, which were related to ANE's planned development of new features. A portion of the intended functionality of these new features was not supported by ANE's existing technology. The resultant technology is intended to allow the transmission from a 56 Kbps modem without the loss of transmission rate.

     In-process technology acquired relating to the acquisition of Combox in 2000, valued at approximately $8 million consists primarily of additions to Combox's core technology, which were related to Combox's planned development of new features. A portion of the intended functionality of these new features was not supported by Combox's existing technology. We have decided to discontinue our development efforts in Combox's technology.

     In-process technology acquired relating to the acquisition of Internet Telecom in 2000, valued at approximately $2.6 million, consisted primarily of additions to Internet Telecom's core technology, which were related to Internet Telecom's planned development of new features. A portion of the intended functionality of these new features was not supported by Internet Telecom's current technology. Intended new features include network management switches and software to enhance product performance and marketability.

     In-process technology acquired relating to the acquisition of Ultracom in 2000, valued at approximately $1.8 million, consists primarily of additions to Ultracom's core technology, which were related to Ultracom's planned development of new features. A portion of the intended functionality of these new features was not supported by Ultracom's existing technology. We have decided to discontinue our development efforts in Ultracom's technology.

     Except as indicated above, and notwithstanding the Company's expectations that the acquired in-process technology will be successfully developed, there remain significant technical challenges that must be continually resolved.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel and costs related to trade shows, consulting and travel. Sales and marketing expenses increased to $16.3 million and $31.8 million, respectively, in the three months and six months ended June 30, 2001 from $10.8 million and $18.4 million fore the same periods in 2000. The increase in sales and marketing expenses was due to increased payroll costs related to additional sales and support personnel necessary to support the expansion of our customer base and increased payroll and associated costs from the expansion in our employee base resulting from acquired companies. Workforce intangible amortization in the three months and six months accounted for approximately $0.5 million and $1.8 million, respectively, of the increase. As a result of downturn which led to the restructuring, we expect sales and marketing expenses to remain constant through the third quarter of 2001.

     General and Administrative. General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses increased to $8.7 million and $16.6 million for the three months and six months ended June 30, 2001, respectively, from $5.8 million and $9.9 million the same periods in 2000. The increase was primarily due to costs associated with the increased infrastructure required to support our expanded activities and increased personnel costs associated with acquired companies, as well as the intangible amortization in the amount of $1.1 and $2.4 million for the three and six months ended. As a result of downturn which led to the restructuring, we expect general and administrative expenses will remain constant through the third quarter of 2001.

     Goodwill Amortization. The goodwill amortization decreased significantly in the three months ended June 30, 2001 due to the impairment of goodwill in the first quarter of 2001.

     Restructuring Costs and Asset Write-offs. In January 2001, the Company's Board of Directors approved a restructuring plan to streamline the Company's organizational structure worldwide. The Company recorded a restructuring charge of $2.9 million in the first quarter primarily related to severance and cost of excess leased facilities. During 2001, 124 employee positions are expected to be eliminated in the United States and Israel. As of June 30, 2001, 106 employees have been terminated and the Company paid a total of approximately $0.5 million for severance costs.

     In June 2001, the Company's Board of Directors approved an addition to the restructuring plan and accrued $0.9 million for additional costs relating to excess leased facilities. As of June 30, 2001, we had $3.3 million in accrued restructuring which relates to excess facility lease costs. Also, we recorded a charge of $1.6 million resulting from the write-down of impaired assets.

     In March 2001, the Company evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of goodwill recorded on its balance sheet. Pursuant to accounting rules, the majority of the goodwill was recorded based on stock prices at the time acquisition agreements were executed and announced. Goodwill and other long-lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is based on the fair value of the assets, typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company's weighted average cost of capital, which represents the blended after-tax costs of debt and equity.

     Downturns in the broadband access and telecommunications markets created unique circumstances with regard to the assessment of goodwill and other intangible assets for recoverability. As a result of management's decision to suspend certain product lines and product development efforts during the first quarter of 2001, intangible assets totaling $165.8 million relating to certain acquisitions were written off. Further, the aforementioned downturns in the principal markets in which the Company operates, have negatively impacted the forecasted revenues and cash flows from certain other businesses acquired during fiscal 1999 and 2000. In accordance with the Company's policy, the comparison of the discounted expected future cash flows to the carrying amount of the related intangible assets resulted in a write-down of these assets of $405.9 million.

     Interest Income and Expense. Interest income was $4.5 million and $11.2 million for the three months and six months ended June 30, 2001, respectively, compared to $1.9 million and $3.3 million the same periods in 2000. Interest expense was $4.3 million and $10.0 million for the three months and six months ended June 30, 2001, respectively, compared to $0.34 million and $0.35 million for the same periods in 2000 The increases to interest income and interest expense were due to the sale in July 2000 of $500 million of 5% Convertible Subordinate Notes due in

August 2007, resulting in net proceeds to us of approximately $484.5 million. In February 2001, we repurchased approximately $195.6 million in principal of the notes, at an extraordinary gain of approximately $121.5 million. This repurchase will reduce interest income and expense in future periods.

     Other Income and Expense. Other income and expense for the three months ended June 30, 2001 consisted of approximately $0.3 million of income that relates to interest received from a foreign customer offset by the amortization of debt costs. For the six months ended June 30, 2001 other expense in the amount of $0.12 million was due to the amortization of debt costs.

     Income Taxes. We have generated operating losses since our inception. For the three months ended June 30, 2001 we had a provision for income taxes of $0.28 million for foreign income taxes and had a benefit of $13.6 million for the six months ended June 30, 2001 which consisted of a reduction of deferred tax liabilities related to the Combox, Radwiz, Telegate and Ultracom acquisitions and a $0.8 million provision for foreign taxes. There were no provisions for income taxes in the comparable periods in 2000.

Operating Segment Information

     We view our business as having two principal operating segments: Cable Systems and Telecom Systems. The Cable segment consists primarily of the TeraComm system, the CherryPicker Digital Video Management Systems and the Multigate Telephony and Data Access Systems which are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The Telecom segment consists primarily of the Miniplex DSL Systems, the IPTL Converged Voice and Data Service System and the Highlink, which are sold to providers of broadband services for the deployment of voice and data services over the existing copper wire infrastructure. We sell directly to providers of broadband access services and to distributors and resellers throughout the world.

     Cable. In 2001, the revenues for the cable segment were largely attributable to continuing deployments of our TeraComm system by new and existing customers. In addition, sales of acquired products contributed to the revenues. Operating losses increased as a result of the increase in intangibles amortization.

     Telecom. Revenues and operating losses in 2001 were attributable to the operations of Radwiz, acquired in November 1999, ANE, acquired in April 2000 and Mainsail, acquired in September 2000. Operating losses increased as a result of the increase in intangibles amortization.

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

On or about September 5, 2000, the Company received an amended complaint ("Complaint") in a matter captioned Evergreen Canada Israel Management, Ltd. v. Imedia Corporation, case no. 306185, pending in the Superior Court of the State of California for the City and County of San Francisco. The Complaint alleges both (i) intentional interference with contractual relations and (ii) intentional interference with prospective economic advantage against us, claiming that the Company formed and operated a conspiracy to deprive plaintiffs of the opportunity to invest in Imedia, a company that we acquired in 1999. Plaintiffs argue that, prior to our purchase of the Imedia shares, we knew of an alleged, pre-existing financing agreement between plaintiffs and Imedia that contained a "no shop" clause, prohibiting Imedia from seeking or obtaining financing from any other sources, including (apparently, in plaintiffs' view) a prohibition against Imedia selling its own stock or engaging in related transactions that preceded the acquisition. The Company was subsequently served with the Complaint and filed a demurrer challenging the legal sufficiency of the two causes of action. Other defendants demurred also. The demurrer hearing was held on January 16, 2001. Prior to the Court issuing a final ruling at that hearing, Plaintiffs agreed to amend their complaint. Plaintiffs filed a second amended complaint and, in response, we (and all other defendants) filed demurrers challenging all the causes of action. The Company's demurrer was heard on May 22, 2001, and the Court ruled (by subsequent written decision) that three contract claims and the tortious interference with the prospective economic advantage claims should be dismissed. The Court also dismissed the two fraud claims with leave to amend.

     The Plaintiffs have now filed a third amended complaint, and the defendants each have file (or will soon file) additional challenges to that pleading. A
trial date is set for March 18, 2002.   We have reviewed the amended allegations
made by the plaintiffs, and we intend to vigorously defend the lawsuit. We do not believe that the outcome will have a negative impact on our financial position, results of operations or cash flows.

     In April 2000, a lawsuit against us and certain of our officers and directors, entitled Birnbaum v. Terayon Communication Systems, Inc., was filed in the United States District Court for the Central District of California. The venue for the lawsuit was moved to the Northern District of California. The plaintiff purports to be suing on behalf of a class of stockholders who purchased or obligated themselves to purchase our securities during the period from February 2, 2000 to April 11, 2000. The complaint alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. Several other lawsuits similar to the Birnbaum suit have since been filed. On August 24, 2000, the lawsuits against us and other named individual defendants were consolidated in the U.S. District Court of the Northern District of California and lead plaintiffs and lead plaintiffs' counsel was appointed pursuant to the Private Securities Litigation Reform Act. On September 21, 2000, plaintiffs filed a Consolidated Class Action Complaint for violation of federal securities laws. The consolidated complaint contains allegations nearly identical to the Birnbaum suit. Defendants filed a motion to dismiss the consolidated complaint on October 30, 2000, and plaintiffs filed an opposition. On January 8, 2001, the court held a hearing on defendants' motion, and on March 14, 2001, the court, in part, dismissed the consolidated complaint and granted plaintiffs thirty (30) days to file a new, amended complaint. Plaintiffs filed an amended complaint on April 13, 2001. Defendants moved to dismiss this amended complaint on June 15, 2001. Plaintiffs' opposition to this motion is due on July 27, 2001, and Defendants' reply in support of the motion will be filed on or before August 24, 2001. A hearing has been set on September 10, 2001.

     The lawsuit seeks an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and we intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

     On October 18, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib, and Raymond Fritz) in the superior court of San Luis Obispo County, California. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc., Case No. CV 000900. The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action under California Business & Professions Code Sections 17200 et seq. and 17500 et seq. for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of "all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants' activity, and as the Court shall determine is not inconsistent with the exercise of the Court's jurisdiction." Plaintiffs seek equitable and injunctive relief. Defendants filed a motion to dismiss the complaint on January 19, 2001. A hearing on defendants' motion was held March 26, 2001 and the court granted Defendants' motion to dismiss the action and denied Plaintiffs' motion requesting remand. On April 5, 2001, Defendants moved for an order requiring further proceedings, if any to take place in the Northern District of California. Plaintiffs did not oppose this motion and eventually entered into a stipulation to go forward in the Northern District. On July 9, 2001, a status conference was held in this case before Judge Patel. Plaintiffs did not appear for the conference, and the court requested that defendants submit an order dismissing the Bertram action with prejudice. The Company believes that these allegations, as with the allegations in the federal securities case, are without merit and intends to contest the matter vigorously.

Liquidity and Capital Resources

     At June 30, 2001, we had approximately $250.9 million in cash and cash equivalents, $143.1 million in short-term investments and a $2.5 million revolving line of credit. There were no outstanding borrowings under the line of credit.

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

     In February 2001, we repurchased approximately $195.6 million of the Convertible Subordinated Notes for $68.5 million in cash, resulting in a pretax extraordinary gain of approximately $121.5 million. In addition, in July and August 2001, we repurchased approximately $104.3 million of the Convertible Subordinated Notes for $45.0 million in cash, resulting in a pretax extraordinary gain of approximately $56.5 million.

     Cash used in operating activities for the six months ended June 30, 2001 was $90.1 million compared to $4.9 million provided in 2000. Cash provided by investing activities was $62.1 million in 2001 compared to $13.2 million in 2000. Investing activities consisted primarily of the purchase and sale of short-term investments in 2001 and 2000. Cash used in financing activities was $68.1 million in 2001 compared to $8.5 million provided in 2000. In 2001, financing activities consisted primarily of payments from the retirement of our convertible subordinated notes as well as proceeds from the exercise of options. In 2000, financing activities consisted primarily of proceeds from the issuance of common stock as well as proceeds from the exercise of options.

     As of June 30, 2001, we had approximately $87.0 million of purchase obligations. We anticipate that these obligations will become payable at various times through mid-2002. We intend to make these payments out of available working capital. In the fourth quarter of 2000 and second quarter of 2001, we recorded special charges of $19.0 million and $4.9 million for vendor cancellation fees relating to purchase obligations. In May 2001, we entered into a $200,000 irrevocable letter of credit to fulfill our lease obligation in one of our leased facilities to return the premises to original condition. Furthermore, in June 2001, we established an irrevocable letter of credit with a supplier in the amount of $20.9 million for purchase commitments. The letter of credit will expire by November 2001.

     We believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under "Our Operating Results May Fluctuate" below and elsewhere herein. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

Recent Financial Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS 141, which is effective for all business combinations subsequent to July 1, 2001, eliminates the pooling-of-interests method of accounting for business combinations and includes new criteria to recognize intangible assets separately from goodwill. Under Statement 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are deemed to have a definite life will continue to be amortized over the estimated useful life. SFAS 142 is effective with respect to the non-amortization of goodwill and certain intangible assets on January 1, 2002 for amounts currently recorded on Terayon's balance sheet and will apply to any goodwill and certain intangible assets acquired after June 30, 2001. At June 30, 2001 goodwill approximated $2.8 million. Goodwill amortization was $0.32 million and $22.8 million for the three and six months ended June 30, 2001, respectively.

     In June 1998, the Financial Accounting Standard Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes accounting and reporting standard for derivatives instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. FASB Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" an amendment of FASB Statement No. 133, defers implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company has adopted the standard effective January 1, 2001. The adoption of SFAS 133 did not affect the Company's financial condition or results of operations.

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

We Have a Limited Operating History and a History of Losses.

     We have a limited operating history, and it is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we only have been shipping products in volume since the first quarter of 1998. As of June 30, 2001, we had an accumulated deficit of $899.9 million. We believe that we will continue to experience net losses for the foreseeable future. We generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. We expect increased expenses for the foreseeable future to support increased sales, marketing and technical support costs. In addition, significant delays in our commercialization of new products may adversely affect our business. Moreover, even though we have experienced significant revenue growth since our inception, the profit potential of our business remains unproven. We had negative gross margins from our inception until the fourth quarter of 1998, and any future revenue growth may not result in positive gross margins or operating profits in future periods.

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

  . Delays by our customers in the completion of upgrades to their cable infrastructures;

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

  . The average selling prices, or ASP, of our products; and

          - The costs of manufacturing our products and the effectiveness of our cost reduction measures.

     We anticipate that unit ASPs of our products will continue to decline in the future. This could cause a decrease in the gross margins for these products. In addition, the gross margins we realize from the sale of our products are affected by the mix of product sales between higher margin, lower volume headend equipment and lower margin, higher volume consumer premise equipment (CPE). We typically sell more headend equipment in connection with new deployments of our cable data access systems. As deployments mature, we tend to sell more CPE into the deployments compared to headend equipment. Sales of our CPE have constituted and we expect will continue to constitute a significant portion of our revenues for the foreseeable future.

     Our expenses generally vary from quarter to quarter depending on the level of actual and anticipated business activities. Research and development expenses will vary as we begin development of new products and as our development programs move to wafer fabrication and prototype development, which results in higher engineering expenses.

     We also anticipate that our operating results will be impacted by sales, gross profit and operating expenses of any acquired companies.

We Are Dependent on a Small Number of Customers.

     Two customers (one of which is a related party) accounted for approximately 56% of our revenues for the three months ended June 30, 2001 and two customers (two of which are related parties) accounted for approximately 39% of our revenues for the three months ended June 30, 2000. Two customers (one of which is a related party) accounted for approximately 42% of our revenues for the six months ended June 30, 2001 and three customers (two of which are related parties) accounted for approximately 51% of our revenues for the six months ended June 30, 2000. We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future. In addition, we believe that sales to these customers will be focused on a limited number of projects.

     The cable industry is undergoing significant consolidation in North America and internationally, and a limited number of cable operators controls an increasing number of cable systems. Currently, ten cable operators in the United States own and operate facilities passing approximately 86% of total homes passed. In addition, the North American DSL market is concentrated with the major incumbent local exchange carriers (ILECs) constituting a significant percentage of the market. As a result, our sales will be largely dependent upon product acceptance by the leading broadband service providers.

     Currently, the timing and size of each customer's order is critical to our operating results. Our major customers are likely to have significant negotiating leverage and may attempt to change the terms, including pricing, upon which we do business with them. These customers may decide to purchase competitive products from other vendors at any time and can reschedule or cancel purchase orders on short notice. When purchasing product from us, these customers may also require longer payment terms than we anticipate, which could require us to raise additional capital to meet our working capital requirements. Reduced spending in the cable and telecom industries will also have a negative impact on our operations.

Acquisitions Could Result In Dilution, Operating Difficulties and Other Adverse Consequences.

     We have acquired ten businesses since September 1999: Imedia in September 1999; Radwiz in November 1999; Telegate in January 2000; ANE in April 2000; ComBox, Ltd. in April 2000; assets of Internet Telecom in April 2000; Ultracom in April 2000; Mainsail in September 2000; Digitrans in September 2000 and TrueChat in December 2000. The process of integrating these acquired business into our business and operations has been risky and may create unforeseen operating difficulties and expenditures going forward. The areas in which we may face difficulties with these acquisitions include:

  . Diversion of management time (both ours and that of the acquired companies) for the ongoing development of our businesses, issues of integration and future products;

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

The Sales Cycle for Our Products Is Lengthy.

     The sales cycle for our products typically is lengthy, often lasting six months to a year and, in some cases, even longer. Our customers typically conduct significant technical evaluations of competing technologies prior to the commitment of capital and other resources. In addition, purchasing decisions may be delayed because of our customers' internal budget approval procedures. Sales also generally are subject to customer trials, which typically last more than three months. Because of the lengthy sales cycle and the large size of customers' orders, if orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our revenues and operating results for that quarter could suffer.

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

     We believe the addition of advanced upstream PHY capabilities to DOCSIS will increase the overall market for DOCSIS-compatible products, and as such will result in increased competition in the cable modem market. This competition could come from existing competitors or from new competitors who enter the market as a result of the enhancements to the specifications. This increased competition is likely to result in lower ASPs of cable data access systems and could harm revenues and gross margins. Because our competitors will be able to incorporate some aspects of our technology into their products, our current customers may choose alternate suppliers or choose to purchase DOCSIS-compliant cable products with advanced PHY capabilities from multiple suppliers. We may be unable to produce DOCSIS compliant cable products with advanced PHY capabilities more quickly or at lower cost than our competitors. The inclusion of our S-CDMA technology in a future DOCSIS specification could result in increased competition for the services of our existing employees who have experience with S-CDMA. The loss of these employees to one or more competitors could harm our business.

     DOCSIS standards have not yet been accepted in Europe and Asia. An alternate standard for cable data access systems, called the EuroDocis standard, has been formalized, and some European cable system operators have embraced it. We intend to develop and sell products that comply with the EuroDocis standard and to pursue having portions of our S-CDMA technology included in a future version of the EuroDocis standard. We may be unsuccessful in these efforts.

We Need to Develop New Products in Order to Remain Competitive.

     Our future success will depend in part on our ability to develop, market and sell new products in a timely manner. We also must respond to competitive pressures, evolving industry standards and technological advances. Although we do sell DOCIS systems, our S-CDMA products, which were developed internally, are not DOCSIS compliant. We are currently developing a prototype of a DOCSIS system that incorporates an S-CDMA advanced PHY capability for testing and potential eventual inclusion in the DOCSIS standard. There is no guarantee that our prototype will be successful or, if successful, will be included in a future release of the DOCSIS standard. We anticipate that during the year 2001, existing or potential customers may delay or cancel purchases of our TeraComm system in order to purchase systems that comply with the DOCSIS standard. In addition, potential new customers could decide to purchase DOCSIS-compliant products from one or more of our competitors rather than from us. In order to promote sales of our current products, we may be required to reduce our prices for sales to existing customers. This would harm our operating results and gross margin.

     As a result of the inclusion of TDMA technology in the new DOCSIS version announced by CableLabs in February 2000, we will have to incorporate advanced TDMA technology into our DOCSIS-compliant products. If we are unable to do this effectively, or in a timely manner, we will lose some or all of the time-to-market advantage we might otherwise have had.

     Our future success will also depend on our ability to develop and market products for broadband applications over DSL and wireless networks. The markets for these broadband applications are also subject to evolving standards, such as Network Equipment Building System (NEBS) compliance in the North American DSL market, and technological advances in these arenas. There is no guarantee that we will be successful in developing products that are compliant with these standards or that we will be successful in keeping pace with future technological advances in this arena.

Average Selling Prices of Broadband Access Equipment Typically Decrease.

     The broadband access systems market has been characterized by erosion of average selling prices. We expect this to continue. This erosion is due to a number of factors, including competition, rapid technological change and price performance enhancements. The ASPs for our products may be lower than expected as a result of competitive pricing pressures, our promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments. We anticipate that ASPs and gross margins for our products will decrease over the product life cycles. In addition, we believe that the widespread adoption of industry standards is likely to further erode ASPs, particularly for cable modems and other similar consumer premise equipment. It is likely that the widespread adoption of industry standards will result in increased retail distribution of cable modems and other similar consumer premise equipment, which could put further price pressure on our products. Decreasing ASPs could result in decreased revenues even if the number of units sold increases. As a result, we may experience substantial period-to-period fluctuations in future revenue and operating results due to ASP erosion. Therefore, we must continue to develop and introduce on a timely basis next-generation products with enhanced functionalities that can be sold at higher gross margins. Our failure to do this could cause our revenues and gross margin to decline.

We Must Achieve Cost Reductions.

     Certain of our competitors currently offer products at prices lower than ours. Market acceptance of our products will depend in part on reductions in the unit cost of our products. We expect that as headend equipment becomes more widely deployed, the price of cable modems and other similar consumer premise equipment will decline. In particular, we believe that the widespread adoption of industry standards such as DOCSIS will cause increased price competition for consumer premise equipment. However, we may be unable to reduce the cost of our products sufficiently to enable us to compete with other suppliers. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures and may not lead to gross margin improvement.

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

     The demand for broadband access services has resulted in the development of several competing modulation technologies. For example, some of our cable products utilize S-CDMA, while several of our competitors utilize TDMA (Time Division Multiple Access) and Frequency Division Multiple Access or FDMA. Our S-CDMA headend equipment and cable modem products currently are not interoperable with the headend equipment and modems of other suppliers of broadband access products. As a result, potential customers who wish to purchase broadband access products from multiple suppliers may be reluctant to purchase our products. Although our technology may be incorporated into a future version of a DOCSIS specification or another industry standard, we cannot be certain that major cable operators will adopt these standards. Major cable operators may not adopt products or technologies based on our current proprietary S-CDMA technology or on any future industry standard S-CDMA technology. Further, major cable operators may adopt products or standards technologies based on competing modulation technologies. If competitors using other modulation technologies can incorporate functionality and capabilities currently found in S-CDMA, the value of our S-CDMA technology would be diminished.

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

We Need to Develop Additional Distribution Channels.

     We presently market our products to providers of broadband services. With changes in the industry, we may need to establish new, additional distribution channels. For example, we believe that much of the North American market for CPE may shift to a retail distribution model. Accordingly, we may need to redirect our future marketing efforts to sell our CPE directly to retail distributors and end users. This shift would require us to establish new distribution channels for these products.

     We face many challenges in establishing these new distribution channels.

     . We may be unable to hire the additional personnel necessary to establish and enhance these new distribution channels.

     . To the extent that large consumer electronics companies enter the cable modem market, their well-established retail distribution capabilities would provide them with a significant competitive advantage.

     . Our potential customers are likely to prefer purchasing products from established manufacturing companies that can demonstrate the capability to supply large volumes of products on short notice.

     . In addition, many of our potential customers may be reluctant to adopt technologies that have not gained acceptance among other providers of similar services. This reluctance could result in lengthy product testing and acceptance cycles for our products. Consequently, the impediments to our initial sales may be even greater than those to later sales.

     The vast majority of our sales are to larger, more established service providers that are critical to our business. We do not have access to smaller or geographically diverse broadband service providers. Although we intend to establish strategic relationships with leading distributors worldwide to access these customers, we may not succeed in establishing these relationships. Even if we do establish these relationships, the distributors may not succeed in marketing our products to their customers. Some of our competitors have already established, long-standing relationships with these service providers that may limit our and our distributors' ability to sell our products to those customers. Even if we were to sell our products to those customers, it would likely not be based on long-term commitments, and those customers would be able to terminate their relationships with us at any time.

We Are Dependent on Broadband Service Providers Choosing to Offer Additional Services to Their Customers.

     We depend on service providers to purchase our products. Service providers have a limited amount of available bandwidth over which they can offer new services, and they may choose not to provide these new services to their customers. When service providers choose to provide these new services, we depend upon them to market these services to their customers, to install our equipment and to provide support to end-users. In addition, we depend on these service providers to continue to maintain their infrastructures in a manner that allows us to provide consistently high performance and reliable services. Our success also will depend upon the acceptance of our products by other providers of services to providers of broadband services, such as Excite@Home's @Home Network and Road Runner, a joint venture between MediaOne Group Inc. and Time Warner Cable.

Sales of Our Cable Products Are Dependent on the Cable Industry Upgrading to Two-Way Cable Infrastructure.

     Demand for our cable products will depend, to a significant degree, upon the magnitude and timing of capital spending by cable operators for implementation of access systems for data transmission over cable networks. This involves the enabling of two-way transmission over existing coaxial cable networks and the eventual upgrade to hybrid fiber coaxial (HFC) in areas of higher penetration of data services. If service providers fail to complete these upgrades of their cable infrastructures in a timely and satisfactory manner, the market for our products could be limited. In addition, few businesses in the United States currently have cable access. Service providers may not choose to upgrade existing residential cable systems or to install new cable systems to serve business locations.

     The success and future growth of our cable business will be subject to economic and other factors affecting the cable television industry generally, particularly its ability to finance substantial capital expenditures. Capital spending levels in the cable industry in the United States have fluctuated significantly in the past, and we believe that such fluctuations will occur in the future. We are currently experiencing reduced levels of spending in the cable industry. The capital spending patterns of cable operators are dependent on a variety of factors, including the following:

  .  The availability of financing;

  . Annual budget cycles, as well as the typical reduction in upgrade projects during the winter months;

  . The status of federal, local and foreign government regulation and deregulation of the telecommunications industry;

  .  Overall demand for broadband services;

  . Competitive pressures (including the availability of alternative data transmission and access technologies);

  .  Discretionary consumer spending patterns; and

  .  General economic conditions.

     In recent years, the United States cable market has been characterized by the acquisition of smaller and independent cable operators by larger service providers. We cannot predict the effect, if any, that such consolidation will have on overall capital spending patterns by service providers. The effect on our business of further industry consolidation also is uncertain.

Supply of Our Products Depends On Our Ability to Forecast Demand
Accurately.

     The emerging nature of the broadband access services market makes it difficult for us to forecast accurately demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of product or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We had unconditional purchase obligations of approximately $87.0 million as of June 30, 2001, primarily to purchase minimum quantities of materials and components used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate.

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

Our Ability to Directly Control Product Delivery Schedules and Product Quality Is Dependent on Third-Party Contract Manufacturers.

     Most of our products are assembled and tested by contract manufacturers using testing equipment that we provide. As a result of our dependence on these contract manufacturers for assembly and testing of our products, we do not directly control product delivery schedules or product quality. Any product shortages or quality assurance problems could increase the costs of manufacture, assembly or testing of our products. In addition, as manufacturing volume increases, we will need to procure and assemble additional testing equipment and provide it to our contract manufacturers. The production and assembly of testing equipment typically requires significant lead times. We could experience significant delays in the shipment of our products if we are unable to provide this testing equipment to our contract manufacturers in a timely manner.

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

  .  Difficulty in managing foreign operations; and

  .  Political and economic instability.

     If our customers are affected by currency devaluations or general economic crises, such as the recent economic crises affecting many Asian and Latin American economies, their ability to purchase our products could be reduced significantly. Payment cycles for international customers typically are longer than those for customers in the United States. Foreign markets for our products may develop more slowly than currently anticipated. Foreign countries may decide to prohibit, terminate or delay the construction of new broadband services infrastructures for a variety of reasons. These reasons include environmental issues, economic downturns, the availability of favorable pricing for other communications services or the availability and cost of related equipment. Any action like this by foreign countries would reduce the market for our products.

     We anticipate that our foreign sales generally will be invoiced in U.S. dollars, and we currently do not engage in foreign currency hedging transactions. However, as we commence and expand our international operations, we may be paid in foreign currencies and exposure to losses in foreign currency transactions may increase. We may choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to those foreign customers could result in decreased sales.

We May Be Unable to Provide Adequate Customer Support.

     Our ability to achieve our planned sales growth and retain current and future customers will depend in part upon the quality of our customer support operations. Our customers generally require significant support and training with respect to our broadband access systems, particularly in the initial deployment and implementation stages. To date, our sales have been concentrated in a small number of customers. We have limited experience with widespread deployment of our products to a diverse customer base. We may not have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. Our inability to provide sufficient support to our customers could delay or prevent the successful deployment of our products. In addition, our failure to provide adequate support could harm our reputation and relationship with our customers and could prevent us from gaining new customers.

Our Industry Is Highly Competitive with Many Established Competitors.

     The market for broadband access systems is extremely competitive and is characterized by rapid technological change. Our direct competitors in the cable arena include Cisco Systems, Com21, General Instrument, Matsushita Electric Industrial (which markets products under the brand name "Panasonic"), Motorola, Nortel Networks, Vyyo, Thomson Consumer Electronics (which markets products under the brand name "RCA"), Samsung, Scientific-Atlanta, Sony, 3Com, Toshiba and Zenith Electronics. We also compete with companies that develop integrated circuits for broadband access products, such as Broadcom, Conexant and Texas Instruments. We also sell products that compete with existing data access and transmission systems utilizing the telecommunications networks, such as those of 3Com. Additionally, our controller and headend system products face intense competition from well-established companies such as Cisco, Nortel and 3Com. In addition, we compete with companies in the DSL arena such as ECI, Charles Industries, Pairgain, Copper Mountain, Accelerated Networks, Integral Access and VINA Technologies. As standards, such as DOCSIS, are developed for broadband access systems, other companies may enter the broadband access systems market. The principal competitive factors in our market include the following:

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

     Many of our current and potential competitors have significantly greater financial, technical, marketing, distribution, customer support and other resources, as well as greater name recognition and access to customers than we do. The anticipated widespread adoption of DOCSIS and other industry standards is likely to cause increased worldwide price competition, particularly in the North American market. The adoption of DOCSIS and these other standards also could result in lower sales of our proprietary TeraComm system, including the higher margin head-end products. Any increased price competition or reduction in sales of our head-end products would result in downward pressure on our gross margin. We cannot accurately predict how the competitive pressures that we face will affect our business.

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

We Are Dependent on Key Personnel.

Due to the specialized nature of our business, we are highly dependent on the continued service of, and on the ability to attract and retain qualified engineering, sales, marketing and senior management personnel. The competition for personnel is intense. The loss of any of these individuals may harm our business. In addition, if we are unable to hire additional qualified personnel as needed, we may be unable to adequately manage and complete our existing sales commitments and to bid for and execute additional sales. Further, we must train and manage our employee base, which is likely to require increased levels of responsibility for both existing and new management personnel. Our current management personnel and systems may be inadequate, and we may fail to assimilate new employees successfully.

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

Our Business Is Subject to the Risks of Product Returns, Product Liability and Product Defects.

     Products as complex as ours frequently contain undetected errors or failures, especially when first introduced or when new versions are released. Despite testing, errors may occur. The occurrence of errors could result in product returns and other losses to our company or our customers. This occurrence also could result in the loss of or delay in market acceptance of our products. We have limited experience with the problems that could arise with each new generation of products. However, the limitation of liability provisions contained in our terms and conditions of sale may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. We have not experienced any product liability claims to date, but the sale and support of our products entails the risk of such claims. In addition, any failure by our products to properly perform could result in claims against us by our customers. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and management time and resources.

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

     If other countries begin to regulate the broadband access services industry more heavily or introduce standards or specifications with which our products do not comply, we will be unable to offer products in those countries until our products comply with those standards or specifications. In addition, we may have to incur substantial costs to comply with those standards or specifications. For instance, should the Digital Audio Visual Counsel (DAVIC) standards for ATM-based digital video be established internationally, we will need to conform our cable modems to compete. Further, many countries do not have regulations for installation of cable modem systems or for upgrading existing cable network systems to accommodate our products. Whether we currently operate in a country without these regulations or enter into the market in a country where these regulations do not exist, new regulations could be proposed at any time. The imposition of regulations like this could place limitations on a country's service providers' ability to upgrade to support our products. Service providers in these countries may not be able to comply with these regulations, and compliance with these regulations may require a long, costly process. For example, we experienced delays in product shipments to a customer in Brazil due to delays in certain regulatory approvals in Brazil. Similar delays could occur in other countries in which we market or plan to market our products. In addition, our customers in certain parts of Asia, such as Japan, are required to obtain licenses prior to selling our products, and delays in obtaining required licenses could harm our ability to sell products to these customers.

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

We Are Vulnerable to Earthquakes, Power Outages and Other Unexpected Events.

     The facilities housing our corporate headquarters, the majority of our research and development activities and our in-house manufacturing operations are located in California, an area known for seismic activity. In addition, the operations of some of our key suppliers are also located in this area and in other areas known for seismic activity, such as Taiwan. An earthquake, or other significant natural disaster, could result in an interruption in our business or that of one or more of our key suppliers. Such an interruption could harm our operating results. In addition, during 2001, there has been a shortage of electricity in California. As a result, many regions, including the San Francisco Bay Area, where our headquarters are located, have experienced rolling power outages as capacity has failed to satisfy demand. Continued power shortages, a power failure or other similar unexpected events could impair our ability to operate our business. We may not carry sufficient business interruption insurance to compensate for any losses that we may sustain as a result of any natural disasters or other unexpected events.

Our Indebtedness Could Adversely Affect our Financial Condition; We May Incur Substantially More Debt.

     As of August 13, 2001, we had approximately $200.1 million of indebtedness outstanding. Our high level of indebtedness could have important consequences to our stockholders including the following:

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $384,750 decline (less than 0.2%) in the fair value of our available-for-sale debt securities.

  Foreign Currency Risk.

     A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions in local currencies from Belgium, United Kingdom, Hong Kong, Brazil and Israel. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. An adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $1.1 million.

     All of the potential changes noted above are based on sensitivity analyses performed as of June 30, 2001.


PART II. OTHER INFORMATION

ITEM 3.   LEGAL PROCEEDINGS

See "Litigation" under PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c) In June 2001, we issued a fully vested, immediately exercisable, warrant to purchase 100,000 shares of the Company's Common Stock at a price of $5.98 per share to Philips Semiconductors Inc. in consideration for the continuation of their strategic relationship with the Company. The issuance of the warrant was intended to be exempt from registration under the Securities Act of 1933, as amended by virtue of Section 4(2) therof due to, among other things, the fact that the securities were only issued to one entity and the warrant contained a statement to the effect that such warrant had not been registered under the Securities Act of 1933, amended and may not be sold, assigned, transferred or otherwise disposed of except in compliance with the requirements of, or an exemption under, such Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Item 4.  Submission of Matters to a Vote of Security Holders.

      (a) The registrant's Annual Meeting of Stockholders was held on June 20, 2001.

      (b) The meeting involved the election of two officers Dr. Zaki Rakib and Christopher Schaepe. The following directors terms continued after the meeting:
Lewis Solomon, Mark A. Stevens, Michael D'Avella, Schlomo Rakib and Alek
Krstajic.

      (c) There were two matters voted on at the Meeting. A brief description of each of these matters, and the results of the votes thereon, are as follows:

               1.   Election of Directors

                    Nominee                     For               Withheld
                    -------                     ---               ---------

                    Dr. Zaki Rakib              40,724,376        1,292,490
                    Christopher Schaepe         41,645,312          371,554


               2. Ratification of the appointment of Ernst & Young LLP as the registrant's auditors for the fiscal year ending December 31, 2001

                                                                    Broker
               For          Against             Abstain             Nonvotes
               ---          -------             -------             --------

               41,852,727   100,923             63,216                 -0-

ITEM 5. OTHER INFORMATION

       None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

        Incorporated by reference to Terayon Communication Systems Form 10-K-A filed with the Commission on April 30, 2001.

        Incorporated by reference to Terayon Communication Systems Form 10-Q filed with the Commission on May 15, 2001.

    (b) REPORTS ON FORM 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001         TERAYON COMMUNICATION SYSTEMS, INC.

                              By /s/ Ray M. Fritz
                              -------------------------------
                              Ray M. Fritz
                              Chief Financial Officer