Form 10-Q
period 2001-09-30
TERAYON COMMUNICATION SYSTEMS
filed 2001-11-14
CIK 1052303

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED September 30, 2001

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

            Yes [X]     No [ ]




   As of November 12, 2001, registrant had outstanding 68,631,737 shares of Common Stock.

================================================================================

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This report on Form 10-Q contains forward-looking statements of Terayon Communication Systems, Inc. within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. The forward-looking statements include, but are not limited to: statements related to industry trends and future growth in the markets for our products; our strategies for reducing the cost of our products; our product development efforts; the effect of GAAP accounting pronouncements on our recognition of revenues; our future research and development; the timing of our introduction of new products; the timing and extent of deployment of our products by our customers; and future profitability. We usually use words such as "could", "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout the document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed in Part 1, Item 2 of this Report on Form 10-Q, among other things, should be considered in evaluating our prospects and future financial performance.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                       TERAYON COMMUNICATION SYSTEMS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Consolidated Balance Sheets as of September 30, 2001 (unaudited)
 and December 31, 2000.................................................      3

Consolidated Statements of Operations for the three months and
 nine months ended September 30, 2001 and 2000 (unaudited).............      4

Consolidated Statements of Cash Flows for the nine months ended
 September 30, 2001 and 2000 (unaudited)...............................      5

Notes to Consolidated Financial Statements.............................      6

                       TERAYON COMMUNICATION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                       September 30, December 31,
                                                           2001        2000
                                                       ------------- ------------
                          ASSETS                       (unaudited)
Current assets:
  Cash and cash equivalents ........................   $   141,913    $   347,015
  Short-term investments ...........................       180,158        215,442
  Accounts receivable, less allowance for doubtful
   accounts of $5,502 in 2001 and $6,542 in 2000 ...        51,455         42,772
  Accounts receivable from related parties .........         3,054         17,454
  Other current receivables ........................        13,942         32,027
  Inventory ........................................        32,035         87,767
  Other current assets .............................         5,204          7,021
                                                       -----------    -----------
    Total current assets ...........................       427,761        749,498
Property and equipment, net ........................        30,690         33,533
Intangibles and other assets .......................        26,157        643,696
                                                       -----------    -----------
    Total assets ...................................   $   484,608    $ 1,426,727
                                                       ===========    ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................   $    48,804    $   123,994
  Accrued payroll and related expenses .............        12,783         13,105
  Deferred revenues ................................         3,415          4,998
  Warranty reserves ................................         8,472          5,925
  Accrued purchase price payable ...................            --         14,138
  Other accrued liabilities ........................        50,550         25,719
  Current portion of long-term debt ................           950         10,853
  Short-term debt ..................................            --          2,697
  Current portion of capital lease obligations .....           112            131
                                                       -----------    -----------
    Total current liabilities ......................       125,086        201,560

Long-term debt .....................................         1,844            119
Long-term portion of capital lease obligations .....           255            358
Other long-term obligations ........................         2,523          3,444
Convertible subordinated notes .....................       200,141        500,000
Deferred tax liability .............................            --         18,565

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value:
   Authorized shares--5,000,000
   Issued and outstanding shares--none .............            --             --
  Common stock, $.001 par value:
   Authorized shares--200,000,000
   Issued and outstanding shares--68,386,264 in 2001
   and 67,396,539 in 2000 ..........................            70             68
  Additional paid in capital .......................     1,044,591      1,037,891
  Accumulated deficit ..............................      (886,769)      (329,148)
  Deferred compensation ............................        (4,241)        (6,788)
  Stockholders' notes receivable ...................            --             (3)
  Accumulated other comprehensive income(loss) .....         1,108            661
                                                       -----------    -----------
    Total stockholders' equity .....................       154,759        702,681
                                                       -----------    -----------
    Total liabilities and stockholders' equity .....   $   484,608    $ 1,426,727
                                                       ===========    ===========

                            See accompanying notes.

                       TERAYON COMMUNICATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                September 30,
                                                 ------------------------      ------------------------
                                                   2001            2000           2001          2000
                                                 ---------      ---------      ---------      ---------
Revenues:
  Product revenues .........................     $  71,145      $  82,827      $ 155,152      $ 172,171
  Related party product revenues ...........         8,458         42,474         44,168        104,486
                                                 ---------      ---------      ---------      ---------
    Total revenues .........................        79,603        125,301        199,320        276,657
                                                 ---------      ---------      ---------      ---------
Cost of goods sold:
  Cost of product revenues .................        57,292         67,130        142,095        144,318
  Cost of related party product revenues ...         5,519         24,001         28,329         57,261
  Special charges ..........................         6,424             --         35,128             --
                                                 ---------      ---------      ---------      ---------
    Total cost of goods sold ...............        69,235         91,131        205,552        201,579
                                                 ---------      ---------      ---------      ---------
Gross profit (loss) ........................        10,368         34,170         (6,232)        75,078
Operating expenses:
  Research and development .................        20,163         19,490         61,942         46,624
  Cost of product development assistance
    agreement ..............................            --             --             --          9,563
  In-process research and development ......            --          5,000             --         24,835
  Sales and marketing ......................        16,105         13,135         47,922         31,607
  General and administrative ...............         8,086          8,025         24,697         17,971
  Goodwill amortization ....................           149         17,594         22,953         39,244
  Restructuring costs and asset write-offs .         5,301             --        582,594             --
                                                 ---------      ---------      ---------      ---------
    Total operating expenses ...............        49,804         63,244        740,108        169,844
                                                 ---------      ---------      ---------      ---------
Loss from operations .......................       (39,436)       (29,074)      (746,340)       (94,766)

Interest income ............................         3,341          7,644         14,587         10,975
Interest expense ...........................        (2,351)        (4,584)       (12,399)        (4,934)
Other expense ..............................          (698)          (440)          (819)          (487)
                                                 ---------      ---------      ---------      ---------
    Loss before extraordinary gain and
      tax benefit ..........................       (39,144)       (26,454)      (744,971)       (89,212)

Income tax benefit .........................          (392)            --        (14,021)            --
                                                 ---------      ---------      ---------      ---------
    Loss before extraordinary gain .........       (38,752)       (26,454)      (730,950)       (89,212)

Extraordinary gain on early retirement of
  debt net of tax ..........................        51,834             --        173,328             --
                                                 ---------      ---------      ---------      ---------
Net income(loss) ...........................     $  13,082      $ (26,454)     $(557,622)     $ (89,212)
                                                 =========      =========      =========      =========
Basic and diluted net loss per share before
  Extraordinary gain .......................     $   (0.57)     $   (0.43)     $  (10.79)     $   (1.50)
Extraordinary gain on early retirement of
  debt .....................................     $    0.76             --      $    2.56             --
                                                 ---------      ---------      ---------      ---------
Basic and diluted net income(loss) per share     $    0.19      $   (0.43)     $   (8.23)     $   (1.50)
                                                 =========      =========      =========      =========
Shares used in computing basic and
  diluted net income(loss) per share .......        68,181         62,105         67,723         59,347
                                                 =========      =========      =========      =========

                             See accompanying notes.

                       TERAYON COMMUNICATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                     ------------------------
                                                       2001           2000
                                                     ---------      ---------
Net cash, used in operating
 activities ....................................     ($113,600)     ($  5,843)
                                                     ---------      ---------
Investing activities:
Purchases of short-term investments ............      (280,247)      (331,010)
Proceeds from sales and maturities of
 short-term investments ........................       309,531         54,190
Purchases of property and equipment ............       (10,239)       (17,416)
Issuance of short-term receivable ..............            --         (1,126)
Purchase of other assets .......................            --         (3,179)
Cash received from acquisitions ................            --          8,969
Cash paid for acquisition of businesses ........            --         (4,539)
                                                     ---------      ---------
Net cash provided by (used in) investing
 activities ....................................        19,045       (294,111)

                                                     ---------      ---------
Financing activities:
Principal payments on capital leases ...........           (19)            (4)
Principal payments on short-term debt ..........            --         (1,078)
Proceeds from short-term borrowings ............            --            772
Principal payments and current maturities
 on long-term debt .............................          (103)          (791)
Net proceeds from issuance of convertible
 Subordinated debt .............................            --        484,475
Exercise of options and warrant to purchase
 common stock ..................................         3,003         11,799
Proceeds from issuance of common stock .........            --          2,088
Retirement of debt .............................      (113,428)            --
                                                     ---------      ---------
Net cash (used in) provided by financing
 activities ....................................      (110,547)       497,261
                                                     ---------      ---------
Net (decrease) increase in cash and cash
 equivalents ...................................      (205,102)       197,307
Cash and cash equivalents at beginning of period       347,015         32,398
                                                     ---------      ---------
Cash and cash equivalents at end of period .....     $ 141,913      $ 229,705
                                                     =========      =========

                             See accompanying notes.

                       TERAYON COMMUNICATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business

        The Company develops, markets and sells broadband access systems that enable cable operators and other providers of broadband access services to deploy broadband services over cable, copper wire and wireless systems.

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary for a fair presentation of the financial statements at September 30, 2001 and for the three months and nine months ended September 30, 2001 and 2000 have been included.

        The unaudited consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. The minority interests in net losses of its majority owned subsidiaries were insignificant for all periods presented. All intercompany balances and transactions have been eliminated.

        Results for the three months and nine months ended September 30, 2001 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Form 10-K405 dated April 2, 2001, as filed with the U.S. Securities and Exchange Commission and as amended on April 30, 2001. The accompanying balance sheet at December 31, 2000 is derived from audited financial statements at that date.

Reclassifications

        Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

        In the third quarter of 2001, Shaw Communications Inc., one of our related parties, has been reclassified as a non-related party due to the fact that its employee Michael D'Avella resigned from the Company's Board of Directors.

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

        The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's short-term investments, which consist primarily of commercial paper, U.S. government and U.S. government agency obligations and fixed income corporate securities, are classified as available-for-sale and are carried at amortized cost which approximates fair market value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company had no material investments in equity securities at either September 30, 2001 or December 31, 2000.

Other Current Receivables

        As of September 30, 2001 and December 31, 2000, other current receivables include approximately $8.9 million and $20.1 million, respectively, due from contract manufacturers for raw materials purchased from the Company.

Inventory

        Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

                                   September 30,   December 31,
                                       2001           2000
                                   -------------   ------------
Finished goods ...............        $15,497        $64,987
Work-in-process ..............          3,295          1,736
Raw materials ................         13,243         21,044
                                      -------        -------
                                      $32,035        $87,767
                                      =======        =======


Net Income(Loss) Per Share

        Basic and diluted net income or loss per share were computed using the weighted average number of common shares outstanding. Options to purchase 32,334,577 and 21,489,536 shares of common stock were outstanding at September 30, 2001 and December 31, 2000, respectively, and warrants to purchase 2,684,700 and 2,384,700 shares of common stock were outstanding at September 30, 2001 and December 31, 2000, respectively, but were not included in the computation of diluted net loss per share, since the effect would be antidilutive.

Comprehensive Net Income(Loss)

        Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists of net unrealized gains on short-term investments and accumulated net translation losses. For the three months ended September 30, 2001 the Company's comprehensive income was approximately $13,801,000 and the Company's comprehensive loss for the three months ended September 30, 2000 was approximately $26,539,000. For the nine months ended September 30, 2001 and 2000 the Company's comprehensive loss was approximately $557,175,000 and $88,931,000, respectively.

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

        As the Company had no derivative financial instruments outstanding as of September 30, 2001 or December 31, 2000, the adoption of Statement 133 had no impact on the financial statements of the Company at September 30, 2001.

New Accounting Pronouncements

        On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS 141, which is effective for all business combinations subsequent to July 1, 2001, eliminates the pooling-of-interests method of accounting for business combinations and includes new criteria to recognize intangible assets separately from goodwill. Under Statement 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are deemed to have a definite life will continue to be amortized over the estimated useful life. SFAS 142 is effective with respect to the non-amortization of goodwill and certain intangible assets on January 1, 2002 for amounts currently recorded on Terayon's balance sheet and will apply to any goodwill and certain intangible assets acquired after June 30, 2001. At September 30, 2001 goodwill approximated $2.7 million. Goodwill amortization was $0.15 million and $23.0 million for the three and nine months ended September 30, 2001, respectively.

        In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001.

        The Company is currently evaluating the impact of these statements on our operations. Any impairment resulting from our initial adoption of these statements will be recorded as a cumulative effect of accounting change as of January 1, 2002. The Company does not anticipate that the adoption of the new rules will have a material impact on its earnings or financial position.

2. Segments of an Enterprise and Related Information

        The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessments. The CODM allocates resources to each segment based on their business prospects, competitive factors, revenues and operating results.

        The Company views its business as having two principal operating segments: Cable Broadband Access Systems (Cable) and Telecom Carrier Access Systems (Telecom). The Cable segment consists primarily of the TeraComm system, the CherryPicker Digital Video Management Systems and the Multigate Telephony and Data Access Systems which are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The Telecom segment consists primarily of the Miniplex DSL Systems, the IPTL Converged Voice and Data Service System, the Highlink Router and the Multi-serve, Function Access Platforms, which are sold to providers of broadband services for the deployment of voice and data services over the existing copper wire infrastructure.

        Information on reportable segments for the three months and nine months ended September 30, 2001 and 2000 is as follows (in thousands):

                                               Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,
                                           --------------------------    --------------------------
                                               2001          2000            2001           2000
                                           -----------    -----------    -----------    -----------
Cable Broadband Access Segment:
 Revenues ..............................   $    72,223    $   108,148    $   174,519    $   248,321
 Operating loss ........................       (27,038)       (13,962)      (454,660)       (66,042)
 Total assets ..........................       470,114      1,171,012        470,114      1,171,012

Telecom Broadband Access Segment:
 Revenues ..............................         7,380         17,153         24,801         28,336
 Operating loss ........................       (12,398)       (15,112)      (291,680)       (28,724)
 Total assets ..........................        14,494        256,068         14,494        256,068

Operating income:
 Operating income by reportable segments       (39,436)       (29,074)      (746,340)       (94,766)
 Unallocated amounts:
 Interest and other income, net ........           292          2,620          1,369          5,554
 Income tax ............................           392             --         14,021             --
 Extraordinary gain ....................        51,834             --        173,328             --
                                           -----------    -----------    -----------    -----------
Net gain (loss) ........................   $    13,082    $   (26,454)   $  (557,622)   $   (89,212)
                                           ===========    ===========    ===========    ===========

Geographic areas:
Revenues:
 United States .........................   $     4,587    $    24,828    $    37,816    $    57,591
 Canada ................................        41,628         42,474         77,698        104,959
 Europe and Israel .....................        18,019         22,080         35,719         51,946
 Asia ..................................        15,123         27,289         47,311         47,995
 South America .........................           246          8,630            776         14,166
                                           -----------    -----------    -----------    -----------
  Total ................................   $    79,603    $   125,301    $   199,320    $   276,657
                                           ===========    ===========    ===========    ===========
Assets:
 United States .........................   $   445,996    $ 1,072,055    $   445,996    $ 1,072,055
 Canada ................................        27,263         25,937         27,263         25,937
 Europe and Israel .....................           174        329,088            174        329,088
 Asia ..................................           681             --            681             --
 South America .........................        10,494             --         10,494             --
                                           -----------    -----------    -----------    -----------
  Total ................................   $   484,608    $ 1,427,080    $   484,608    $ 1,427,080
                                           ===========    ===========    ===========    ===========



3. Restructuring and Asset Write-offs

        The Company incurred restructuring charges in the amount of $9.1 million and write-down of impaired assets in the amount of $1.6 million for the nine months ended September 30, 2001. Of the total restructuring charges, $2.9 million relates to employee termination costs covering 293 technical, production, and administrative employees. The remaining $6.2 million restructuring charge relates to contract cancellations and costs for excess leased facilities. As of September 30, 2001, 194 employees have been terminated and the Company paid $0.5 million in termination costs. In addition, $1.2 million has been charged against the restructuring liability for the excess leased facilities. For the three months ended September 30, 2001, the Company incurred $5.1 million of restructuring costs and write-downs of impaired assets in the amount of $0.2 million. The total includes $2.4 million of employee termination costs and $2.7 million of contract cancellations and costs for excess leased facilities. At September 30, 2001, restructuring charges of $7.4 million remain accrued, primarily related to employee terminations and excess facility costs. The Company anticipates that the termination costs will be substantially paid in the fourth quarter of 2001. The Company anticipates the remaining restructuring accrual relating to excess leased facilities will be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, the terms of which will expire in 2005.

Restructuring costs are summarized below (in millions):

                                                        Excess Leased
                                        Involuntary     Facilities and
                                        Terminations  cancelled contracts     Total
                                        ------------  -------------------     -----
Balance at December 31, 2000                $0.0             $0.0             $0.0

Additions                                    0.5              2.4              2.9
Cash Payments                               (0.5)              --             (0.5)
                                            ----             ----             ----
Balance at March 31, 2001                     --              2.4              2.4
                                            ====             ====             ====
Additions                                     --              1.1              1.1
Cash Payments                                 --               --               --
                                            ----             ----             ----
Balance at June 30, 2001                      --              3.5              3.5
                                            ====             ====             ====
Additions                                    2.4              2.7              5.1
Cash Payments                                 --             (1.2)            (1.2)
                                            ----             ----             ----
Balance at September 30, 2001               $2.4             $5.0             $7.4
                                            ====             ====             ====

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

        Downturns in the broadband services and telecommunications markets created unique circumstances with regard to the assessment of goodwill and other intangible assets for recoverability. As a result of management's decision to suspend certain product lines and product development efforts during the first quarter of 2001, intangible assets totaling $165.8 million relating to certain acquisitions were written off. Further, the aforementioned downturns in the principal markets in which the Company operates, have negatively impacted the forecasted revenues and cash flows from certain other businesses acquired during fiscal 1999 and 2000. In accordance with the Company's policy, the comparison of the discounted expected future cash flows to the carrying amount of the related intangible assets resulted in a write-down of these assets of $405.9 million during the first quarter of 2001.

4. Convertible Subordinated Notes

        In February 2001, the Company repurchased approximately $195.6 million of its Convertible Subordinated Notes for $68.5 million in cash, resulting in a pretax extraordinary gain of approximately $121.5 million. In addition, in July and August 2001, the Company repurchased approximately $104.3 million of its Convertible

Subordinated Notes for $45.0 million in cash, resulting in an extraordinary gain of approximately $51.8 million net of tax.


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

        We sell our products to cable operators and other providers of broadband services through direct sales forces in North America, South America, Europe and Asia. We also distribute our products via distributors and system integrators. Our strategy is to supply the leading providers of broadband services worldwide. Consistent with this strategy, our initial target market consisted of the ten largest cable companies in each major geographic area. In most markets, a small number of large cable operators often provide services to a majority of the subscribers in a specific region and thus influence the purchase decisions of smaller cable operators. In North America, two large cable operators, Rogers Cable Inc. (formerly Rogers Cablesystems Limited)(Rodgers) and Shaw Communications Inc. (Shaw) are using our TeraComm system. In Europe, our TeraComm system is being used by UPC, one of Europe's largest broadband communications companies. In the United Kingdom, our DOCSIS modems are being used by NTL. In Asia, Sumitomo Corporation (Sumitomo, through its Crossbeam affiliate, is our distribution partner in Japan and we sell directly to other Asian customers such as Hong Kong Cable. In South America, GloboCabo has implemented our S-CDMA sytem. Our Telco products are sold to major ILEC's (Incumbent Local Exchange Carriers) in the United States, CLEC's (Competitive Local Exchange Carriers), and IXC's (Independent Exchange Carriers. Some of our major telco customers include ILEC's in the U.S. including Southwestern Bell Communications, Qwest Communications and Verizon and CLEC's including Nuvox and Century Tel. Due to the nature of the cable industry and our strategic focus, a small number of customers have accounted for the majority of our revenues to date, and we expect that the majority of our revenues will continue to be generated from a small number of customers for the foreseeable future. We anticipate that the timing and maturity of these customers' deployments of the TeraComm system will result in variations in revenues generated from these customers.

        With the evolution of broadband, cable operators, providers of telephone service and other service providers seek to provide a bundle of voice, data and video services to their residential and commercial subscribers over existing and new infrastructures. Through a series of acquisitions in 1999 and 2000, we expanded our portfolio of broadband access products to support high-speed delivery of voice, data and video services over cable, DSL and wireless systems.

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

        The intensely competitive nature of the market for broadband access systems has resulted in significant price erosion over time. We have experienced and expect to continue to experience downward pressure on our unit ASPs (Average Selling Price). A key component of our strategy is to decrease the cost of manufacturing our products to offset the decline in ASP. We intend to continue to implement cost reduction efforts, including the further integration of ASIC components, other design changes and manufacturing efficiencies.

        We sustained a net loss of $557.6 million for the nine months ended September 30, 2001, which included an extraordinary gain of $173.3 million from the Company's repurchase of its Convertible Subordinated Notes. We had an accumulated deficit of $886.8 million as of September 30, 2001. Our operating expenses are based in part on our expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. We expect to continue to invest in technical development and sales and marketing as we engage in activities related to product enhancement, cost reduction and increasing market penetration. Additionally, we expect to increase our capital expenditures and other operating expenses in order to support our operations. We anticipate that we will spend approximately $15 million to $20 million on capital expenditures and approximately $80 million to $90 million on research and development during the year ending December 31, 2001. Anticipated capital expenditures consist of purchases of test equipment to support our research and development efforts and new product introduction.

Results of Operations

Three Months and Nine Months Ended September 30, 2001 and 2000

        Revenues. Revenues consist primarily of sales of broadband access systems to new and existing customers providing broadband services over cable and copper wire infrastructures. Our revenues decreased to $79.6 million for the three months ended September 30, 2001 from $125.3 million in 2000 and to $199.6 million for the nine months ended September 30, 2001 from $276.7 million in 2000. The decreased revenues in 2001 are largely attributable to the economic slowdown, which has affected and continues to affect our customers' sales and their rebalancing of their inventory levels.

        We sell our products directly to broadband service providers, distributors and system integrators. Revenues related to product sales are generally recognized when: (1) persuasive evidence that an arrangement exists,
(2) delivery has occurred or services have been rendered, (3) the price is fixed or determinable and (4) collectablity is reasonably assured. A provision is made for estimated product returns as product shipments are made. Our existing agreements with our system integrators and distributors do not contain price protection provisions and do not grant return rights beyond those provided by our standard warranty.

        Cost of Goods Sold. Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations group. The cost of the manufacturing operations group includes assembly, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In the three months ended September 30, 2001, we incurred cost of goods sold of $69.2 million compared to $91.1 million in 2000. In the nine months ended September 30, 2001, we incurred cost of goods sold of $205.6 million compared to $201.6 million in 2000. Cost of goods sold for the three months and nine months ended September 30, 2001 also included approximately $.85 million and $13.3 million, respectively, of amortization of acquired intangible assets as compared to $9.3 million and $24.1 million, respectively, for the same periods in 2000. Cost of related party product revenues consists of direct product costs. Our cost of goods sold decreased in the three months ended September 30, 2001, compared to 2000, due to lower demand for our products. In the three and nine months ended September 30, 2001, the Company recorded charges of $6.4 million and $35.1 million, respectively, relating to additional inventory reserves and vendor cancellation charges.

        Gross Profit. We had a gross profit of $10.4 million and a gross loss of $6.2 million for the three months and nine months ended September 30, 2001, respectively, compared to a gross profit of $34.2 million and $75.1 million for the same periods in 2000. Gross profit for the three months and nine months of 2001 declined as the result of lower revenues, additional inventory reserves and vendor cancellation charges.

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

        Research and Development. Research and development expenses consist primarily of personnel costs, as well as prototype material expenditures and equipment and supplies required to develop and to enhance our products. Research and development expenses increased to $20.2 million and $61.9 million in the three months and nine months ended September 30, 2001, respectively, from $19.5 million and $46.6 million for the same periods in 2000. Workforce intangible amortization in the three months and nine months accounted for approximately $1.1 million and $4.3 million, respectively, of the increase. We believes it is critical to continue to make significant investments in research and development to ensure the availability of innovative technology that meets the current and future requirements of its customers. Accordingly, we expects in future years to continue to devote substantial resources to research and development programs.

        Cost of Product Development Assistance Agreement. In March 1999, we entered into a one-year Product Development Assistance Agreement with Rogers (Development Agreement). Under the terms of the Development Agreement, Rogers was obligated to assist us with the characterization and testing of our subscriber-end and head-end voice-over-cable equipment. In addition, Rogers was obligated to provide us with technology to assist us with our efforts to develop high quality, field proven technology solutions that are DOCSIS-compliant and packet cable-compliant. The Development Agreement had a term of one year. In consideration of Rogers entering into the Development Agreement, we issued Rogers two fully vested and non-forfeitable warrants, each to purchase 2.0 million shares of common stock on a cashless basis. One warrant had an exercise price of $0.50 per share and one warrant had an exercise price of $18.50 per share. The fair value of the two warrants was approximately $45.0 million and resulted in a non-cash charge included in operating expenses over the one-year term of the Development Agreement. As a result of the Development Agreement, our results for the nine months ended September 30, 2000 include non-cash charges of $9.6 million compared to none in 2001. In March 2000, Rogers purchased 3,687,618 shares of our common stock on a net exercise basis, resulting in no proceeds to us.

        In-Process Research and Development. The projects identified as in-process will require additional effort in order to establish technological feasibility. These projects have identifiable technological risk factors that indicate that even though successful completion is generally expected, it is not assured.

        In-process technology acquired relating to the acquisition of Telegate in 2000, valued at approximately $7.5 million, consisted primarily of major additions to Telegate's core technology, which related to Telegate's planned development of new features. The majority of the intended functionality of these new features was not supported by Telegate's existing technology. Intended new features include: connection on demand functionality to extend the product's ISDN compatibility; the ability to use cordless technology for either voice or data applications; and, a subscriber end unit that can be used in multi-dwelling units. We have decided not to pursue the ability to use cordless technology and multi-dwelling units.

        In-process technology acquired relating to the acquisition of ANE in 2000, valued at approximately $750,000, consisted primarily of additions to ANE's core technology, which were related to ANE's planned development of new features. A portion of the intended functionality of these new features was not supported by ANE's existing technology. The resultant technology is intended to allow the transmission from a 56 Kbps modem without the loss of transmission rate. This was completed in 2001.

        In-process technology acquired relating to the acquisition of Combox in 2000, valued at approximately $8.0 million consists primarily of additions to Combox's core technology, which were related to Combox's planned development of new features. A portion of the intended functionality of these new features was not supported by Combox's existing technology. We have decided to discontinue our development efforts in Combox's technology.

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

        In-process technology acquired relating to the acquisition of Mainsail in 2000, valued at approximately $5.0 million, consists primarily of additions to Mainsail's core technology, which is related to Mainsail's planned development of new features. A portion of the intended functionality of these new features was not supported by Mainsail's current technology. The resultant technology is intended to provide a high capacity CPE (customer premise equipment) and low cost gateway. This was completed in 2001.

        In-process technology acquired relating to the acquisition of Digitrans, valued at approximately $4.95 million, consists primarily of additions to Digitrans' core technology, which is related to Digitrans' planned development of new features. A portion of the intended functionality of these new features was not supported by Digitrans' technology. Intended new features include a satellite receiver that can decode up to six DigiCipher programs. This was completed in 2001.

        Except as indicated above, and notwithstanding the Company's expectations that some of the acquired in-process technology will be successfully developed, there remain significant technical challenges that must be continually resolved.

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel and costs related to trade shows, consulting and travel. Sales and marketing expenses increased to $16.1 million and $47.9 million, respectively, in the three months and nine months ended September 30, 2001 from $13.1 million and $31.6 million for the same periods in 2000. The increase in sales and marketing expenses was due to the associated costs from the expansion of personnel and marketing programs. Workforce intangible amortization in the three months and nine months accounted for approximately $1.9 million and $3.6 million, respectively, of the increase. As a result of the economic downturn, which led to the restructuring charges, we expect sales and marketing expenses to decrease in the fourth quarter of 2001.

        General and Administrative. General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses increased to $8.1 million and $24.7 million for the three months and nine months ended September 30, 2001, respectively, from $8.0 million and $18.0 million the same periods in 2000. During the quarter, the expenses were flat due to the reduced requirement to invest in our infrastructure offset by an increase in personnel costs in 2001. The amortization of intangibles amounted to $1.1 million and $3.4 million for the three and nine months ended. As a result of the economic downturn, which led to the restructuring, we expect general and administrative expenses to decrease in the fourth quarter of 2001.

        Goodwill Amortization. The goodwill amortization significantly decreased to $0.15 million and $23.0 million for the three and nine months ended September 30, 2001 compared to $17.6 million and $39.2 million for the same periods in 2000. This decrease was due to the impairment of goodwill in the first quarter of 2001.

        Restructuring Costs and Asset Write-offs. The Company incurred restructuring charges in the amount of $9.1 million and write-down of impaired assets in the amount of $1.6 million for the nine months ended September 30, 2001. Of the total restructuring charges, $2.9 million relates to employee termination costs covering 293 technical, production, and administrative employees. The remaining $6.2 million restructuring charge relates to contract cancellations and costs for excess leased facilities. As of September 30, 2001, 194 employees have been terminated and the Company paid $0.5 million in termination costs. In addition, $1.2 million has been charged against the restructuring liability for the excess leased facilities. For the three months ended September 30, 2001, the Company incurred $5.1 million of restructuring costs and write-downs of impaired assets in the amount of $0.2 million. The total includes $2.4 million of employee termination costs and $2.7 million of contract cancellations and costs for excess leased facilities. At September 30, 2001, restructuring charges of $7.4 million remain accrued, primarily related to employee terminations and excess facility costs. We anticipate that the termination costs will be substantially paid in the fourth quarter of 2001. We anticipate the remaining restructuring accrual relating to excess leased facilities will be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, the terms of which will expire in 2005.

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

        Downturns in the broadband services and telecommunications markets created unique circumstances with regard to the assessment of goodwill and other intangible assets for recoverability. As a result of management's decision to suspend certain product lines and product development efforts during the first quarter of 2001, intangible assets totaling $165.8 million relating to certain acquisitions were deemed to be impaired and were written off. Further, the aforementioned downturns in the principal markets in which the Company operates, have negatively impacted the forecasted revenues and cash flows from certain other businesses acquired during fiscal 1999 and 2000. In accordance with the Company's policy, the comparison of the discounted expected future cash flows to the carrying amount of the related intangible assets resulted in a write-down of these assets of $405.9 million during the first quarter of 2001.

        Interest Income and Expense. Interest income was $3.3 million and $14.6 million for the three months and nine months ended September 30, 2001, respectively, compared to $7.6 million and $11.0 million for the same periods in 2000. Interest expense was $2.4 million and $12.4 million for the three months and nine months ended September 30, 2001, respectively, compared to $4.6 million and $4.9 million for the same periods in 2000. The increases to interest income and interest expense were due to the sale in July 2000 of $500 million of 5% Convertible Subordinate Notes due in August 2007, resulting in net proceeds to us of approximately $484.5 million. During 2001, we repurchased approximately $299.9 million in principal of the notes, resulting in an extraordinary gain of approximately $173.3 million. This repurchase will reduce interest income and expense in future periods.

        Other Income and Expense. Other income and expense for the three months ended September 30, 2001 consisted of approximately $0.7 million of income that relates to the amortization of debt costs and foreign currency translation. For the nine months ended September 30, 2001 other expense in the amount of $0.8 million was due to amortization of debt costs offset by interest received from a foreign customer.

        Income Taxes. We have generated operating losses since our inception. For the three months ended September 30, 2001 we had a benefit from income taxes of $0.4 million. For the nine months ended September 30, 2001, we had a benefit of $14.0 million. There were no provisions for income taxes in the comparable periods in 2000.

Operating Segment Information

        We view our business as having two principal operating segments: Cable Systems and Telecom Systems. The Cable segment consists primarily of the TeraComm system, the CherryPicker Digital Video Management Systems and the Multigate Telephony and Data Access Systems which are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The Telecom segment consists primarily of the Miniplex DSL Systems, the IPTL Converged Voice and Data Service System, the Highlink Router and the Multi-serve, Function Access Platforms, which are sold to providers of broadband services for the deployment of voice and data services over the existing copper wire infrastructure. We sell directly to providers of broadband access services and to distributors and resellers throughout the world.

        Cable. In 2001, the revenues for the cable segment were largely attributable to continuing deployments of our TeraComm system by new and existing customers. In addition, sales of acquired products contributed to the revenues. Operating losses increased as a result of the write-down of the intangibles and charges for inventory reserves and vendor cancellations. Revenues decreased as a result of lower demand.

        Telecom. Revenues and operating losses in 2001 were attributable to the operations of Radwiz, acquired in November 1999, ANE, acquired in April 2000 and Mainsail, acquired in September 2000. Operating losses increased as a result of the write-down of the intangibles and charges for inventory reserves and vendor cancellations. Revenues decreased as a result of lower demand.

Litigation

        In September 1999, a group of prospective investors in Imedia Corporation (Imedia), now our subsidiary, named Imedia as a defendant in an action alleging that Imedia breached its term sheet with the plaintiffs when Imedia negotiated its acquisition by us and, as a result, did not permit plaintiffs to invest in Imedia. The plaintiffs are seeking damages in excess of $12.0 million. The terms of the Imedia Agreement and Plan of Merger and Reorganization provided that shares of our common stock that were to be issued to the former shareholders of Imedia were placed in escrow to indemnify us for any damages that are directly or indirectly suffered by us as a result plaintiffs' claims. The value of the escrowed shares was approximately $10.0 million based on the market value of our common stock on or about the closing date of the acquisition.

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

        The Plaintiffs have now filed a third amended complaint, and the defendants each have filed demurrers challenging that pleading. A hearing date set on November on the demurrers set on the demurrers for March 18, 2002. We have reviewed the amended allegations made by the plaintiffs, and we intend to vigorously defend the lawsuit. We do not believe that the outcome will have a negative impact on our financial position, results of operations or cash flows.

        Beginning in April 2000, several plaintiffs filed lawsuits against us and certain of our officers and directors in federal court. The plaintiff in the first of these lawsuits purported to represent a class whose members purchased our securities between February 2, 2000 and April 11, 2000. The complaint alleged that the defendants had violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. The allegations in the other lawsuits were substantially the same and, on August 24, 2000, all of these lawsuits were consolidated in the United States District Court, Northern District of California. The consolidated lawsuit is named In re Terayon Communication Systems, Inc. Securities Litigation, Case No. C 00-1967-MHP. The court hearing the consolidated action has appointed lead plaintiffs and lead plaintiffs' counsel pursuant to the Private Securities Litigation Reform Act.

        On September 21, 2000, the lead plaintiffs filed a consolidated class action complaint containing factual allegations nearly identical to those in the original lawsuits. The consolidated class action complaint, however, alleged claims on behalf of a class whose members purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000. On October 30, 2000, defendants moved to dismiss the consolidated class action complaint. On March 14, 2001, after defendants motion had been fully briefed and argued, the court issued an order granting in part defendants' motion and giving plaintiffs leave to file an amended complaint. On April 13, 2001, plaintiffs filed their first amended consolidated class action complaint. On June 15, 2001, defendants moved to dismiss this new complaint and, as of August 24, 2001, defendants' motion is fully briefed. The motion to dismiss is currently set for oral argument on December 17, 2001.

        The lawsuit seeks an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and we intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

        On October 16, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib, and Raymond Fritz) in the superior court of San Luis Obispo County, California. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc., Case No. CV 000900. The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action under California Business & Professions Code Sections 17200 et seq. and 17500 et seq. for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of "all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants' activity, and as the Court shall determine is not inconsistent with the exercise of the Court's jurisdiction." Plaintiffs seek equitable and injunctive relief. Defendants filed a motion to dismiss the complaint on January 19, 2001. A hearing on defendants' motion was held March 26, 2001 and the court granted Defendants' motion to dismiss the action and denied Plaintiffs' motion requesting remand. On April 5, 2001, Defendants moved for an order requiring further proceedings, if any to take place in the Northern District of California. Plaintiffs did not oppose this motion and eventually entered into a stipulation to go forward in the Northern District. On July 9, 2001, a status conference was held in this case before Judge Patel. Plaintiffs did not appear for the conference, and the court requested that defendants submit an order dismissing the Bertram action with prejudice, which the defendants have submitted to the court. The Company believes that these allegations, as with the allegations in the federal securities case, are without merit and intends to contest the matter vigorously.

Liquidity and Capital Resources

        At September 30, 2001, we had approximately $141.9 million in cash and cash equivalents, $180.2 million in short-term investments and a $2.5 million revolving line of credit. There were no outstanding borrowings under the line of credit.

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

        In February 2001, we repurchased approximately $195.6 million of the Convertible Subordinated Notes for $68.5 million in cash, resulting in a pretax extraordinary gain of approximately $121.5 million. In addition, in July and August 2001, we repurchased approximately $104.3 million of the Convertible Subordinated Notes for $45.0 million in cash, resulting in an extraordinary gain of approximately $51.8 million.

        Cash used in operating activities for the nine months ended September 30, 2001 was $113.6 million compared to $5.8 million used in 2000. The increase is primarily as a result of lowering our accounts payable by 75.2 million. Cash provided by investing activities was $19.0 million in 2001 compared to cash used of $294.1 million in 2000. Investing activities consisted primarily of the purchase and sale of short-term investments in 2001 and 2000. Cash used in financing activities was $110.5 million in 2001 compared to cash provided of $497.3 million in 2000. In 2001, financing activities consisted primarily of payments made to retire some of our convertible subordinated notes as well as proceeds from the exercise of options. In 2000, financing activities consisted primarily of proceeds from the issuance of Convertible Subordinated Notes and the issuance of common stock as well as proceeds from the exercise of options.

        As of September 30, 2001, we had provisions for $69.7 million of purchase obligations. We anticipate that these obligations will become payable at various times through mid-2002. We intend to make these payments out of available working capital. In the fourth quarter of 2000 and second quarter and third of 2001, we recorded special charges of $19.0 million and $10.3 million for vendor cancellation fees relating to purchase obligations. In May 2001, we entered into a $200,000 irrevocable letter of credit to fulfill our lease obligation in one of our leased facilities to return the premises to original condition. Furthermore, in June 2001, we established an irrevocable letter of credit with a supplier in the amount of $20.9 million for purchase commitments. The letter of credit will expire in November 2001.

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

Recent Financial Accounting Pronouncements

        On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS 141, which is effective for all business combinations subsequent to July 1, 2001, eliminates the pooling-of-interests method of accounting for business combinations and includes new criteria to recognize intangible assets separately from goodwill. Under Statement 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets that are deemed to have a definite life will continue to be amortized over the estimated useful life. SFAS 142 is effective with respect to the non-amortization of goodwill and certain intangible assets on January 1, 2002 for amounts currently recorded on Terayon's balance sheet and will apply to any goodwill and certain intangible assets acquired after June 30, 2001. At September 30, 2001 goodwill approximated $2.7 million. Goodwill amortization was $0.15 million and $23.0 million for the three and nine months ended September 30, 2001, respectively.

        In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001.

        The Company is currently evaluating the impact of these statements on our operations. Any impairment resulting from our initial adoption of these statements will be recorded as a cumulative effect of accounting change as of January 1, 2002. The Company does not anticipate that the adoption of the new rules will have a material impact on its earnings or financial position.

        In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes accounting and reporting standards for derivatives instruments and hedging activities. The statement requires recognition of all derivatives at fair value in the financial statements. FASB Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," an amendment of FASB Statement No. 133, defers implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company has adopted the standard effective January 1, 2001. The adoption of SFAS 133 did not affect the Company's financial condition or results of operations.

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

We Have a Limited Operating History and a History of Losses.

        We have a limited operating history, and it is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we have been shipping products in volume since the first quarter of 1998. As of

September 30, 2001, we had an accumulated deficit of $886.8 million. We believe that we will continue to experience net losses for the foreseeable future. We generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. In addition, significant delays in our commercialization of new products may adversely affect our business. Moreover, even though we have experienced significant revenue growth since our inception, the profit potential of our business remains unproven.

Our Operating Results May Fluctuate.

        Our quarterly revenues are likely to fluctuate significantly in the future due to a number of factors, many of which are outside our control.

Factors that could affect our revenues include the following:

        -  Variations in the timing of orders and shipments of our products;

        -  Variations in the size of the orders by our customers;

        -  New product introductions by competitors;

        -  Delays in our introduction of new products;

        - Delays in our receipt of and cancellation of orders forecasted by customers;

        - Delays by our customers in the completion of upgrades to their cable infrastructures;

        - Variations in capital spending budgets of broadband access service providers;

        - Adoption of industry standards and the inclusion in or compatibility of our technology with any such standards; and


A variety of factors affect our gross margin, including the following:

        -  The sales mix of our products;

        -  The volume of products manufactured;

        -  The type of distribution channel through which we sell our products;

        -  The average selling prices, or ASP, of our products; and

        - The costs of manufacturing our products and the effectiveness of our cost reduction measures.

        We anticipate that unit ASPs of our products will continue to decline in the future. This could cause a decrease in the gross margins for these products. In addition, the gross margins we realize from the sale of our products are affected by the mix of product sales between higher margin, lower volume headend equipment and lower margin, higher volume consumer premise equipment (CPE). We typically sell more headend equipment in connection with new deployments of our cable data access systems. As deployments mature, we tend to sell more CPE into the deployments compared to headend equipment. Sales of our CPE have constituted, and we expect will continue to constitute, a significant portion of our revenues for the foreseeable future.

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

We Are Dependent on a Small Number of Customers.

        Three customers (one of which is a related party) accounted for approximately 62% of our revenues for the three months ended September 30, 2001 and three customers (two of which are related parties) accounted for approximately 50% of our revenues for the three months ended September 30, 2000. Two customers accounted for approximately 46% of our revenues for the nine months ended September 30, 2001 and three customers (two of which are related parties) accounted for approximately 51% of our revenues for the nine months ended September 30, 2000. We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future. In addition, we believe that sales to these customers will be focused on a limited number of projects.

        The cable industry is undergoing significant consolidation in North America and internationally, and a limited number of cable operators control an increasing number of cable systems. Currently, ten cable operators in the United States own and operate facilities passing approximately 86% of total homes passed. In addition, the North American DSL market is concentrated with the major incumbent local exchange carriers (ILECs) constituting a significant percentage of the market. As a result, our sales will continue to be largely dependent upon product acceptance by the leading broadband service providers.

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

Acquisitions Could Result In Dilution, Operating Difficulties and Other Adverse Consequences.

        We have acquired ten businesses since September 1999: Imedia in September 1999; Radwiz in November 1999; Telegate in January 2000; assets of ANE in April 2000; ComBox, Ltd. in April 2000; assets of Internet Telecom in April 2000; Ultracom in April 2000; Mainsail in September 2000; Digitrans in September 2000 and TrueChat in December 2000. The process of integrating these acquired business into our business and operations has been risky and may create unforeseen operating difficulties and expenditures going forward. The areas in which we may face difficulties with these acquisitions include:

        - Diversion of management time (both ours and that of the acquired companies) for the ongoing development of our businesses, issues of integration and future products;

        - Decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business;

        - The need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if this integration is delayed or not implemented; and

        - The need to implement controls, procedures and policies appropriate for a larger group of public companies that prior to acquisition had been smaller, private companies.

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

There Are Many Risks Associated with Our Participation in the Establishment of Advanced Physical Layer Specifications to Be Added to DOCSIS.

        In November 1998, CableLabs selected us to co-author DOCSIS 1.2 (Data Over Cable Service Interface Specifications), an enhanced version of the DOCSIS cable modem specification based in part on our S-CDMA technology. In September 1999, CableLabs indicated that it intended to proceed with the advanced physical layer(PHY) work on two parallel tracks: one for the development of a prototype based on our S-CDMA technology and one for the inclusion of Advanced TDMA technology (Time Division Multiple Access), as proposed by other companies. In February 2000, CableLabs expanded on the plans that it had discussed in September 1999. CableLabs explained that four companies, including us, were developing an advanced PHY specification based on TDMA. CableLabs also reiterated that it was continuing to work with us on the development of a DOCSIS specification that could include our S-CDMA technology. To that end, CableLabs requested that we submit a prototype of a DOCSIS system that incorporated an S-CDMA advanced physical layer capability for testing. CableLabs stated that if the testing of this prototype revealed that the S-CDMA advanced physical layer worked as claimed (including proper backwards compatibility and coexistence with the other aspects of DOCSIS), and if the costs for adding S-CDMA to DOCSIS products were in line with estimates, then it was likely, but not certain, that S-CDMA advanced physical layer capabilities would be included in a future version of the DOCSIS specification.

        We submitted our prototype incorporating S-CDMA advanced physical layer and Advanced TDMA technologies to CableLabs in December 2000. Subsequently , we were asked to provide a complete system for evaluation which we delivered to CableLabs in June 2001.

        In August 2001, CableLabs announced that the efforts begun in November 1998 had culminated in a new DOCSIS standard called DOCSIS 2.0. DOCSIS 2.0 will incorporate two advanced physical layer modulation techniques, S-CDMA and the Advanced TDMA that four companies, including us, had helped to develop. CableLabs further announced that it would begin developing the new DOCSIS 2.0 specification immediately, a process that it expects to be completed by the end of calendar year 2001, with the goal of certifying and qualifying DOCSIS 2.0 based products in 2002.

        As part of the development of DOCSIS 2.0, CableLabs has assembled committees consisting of manufacturers and silicon vendors, including us, to assess and determine the final DOCSIS 2.0 specification. Neither the submission of our prototype to CableLabs nor our involvement in the development of the DOCSIS 2.0 specification guarantees that CableLabs will incorporate our technology, including the technology incorporated in the prototype we submitted to CableLabs for testing, into the final DOCSIS 2.0 specifications or any future DOCSIS specification, which may require us to further develop our prototype. Moreover, even if our technology is included in the final DOCSIS 2.0 specification, our products may not pass the testing required by CableLabs for our products to be DOCSIS certified or qualified, which could affect our future revenues and operating results.

        Our future revenues and operating results are likely to suffer if, for some reason, a modification of our existing proprietary S-CDMA technology is included in the final DOCSIS 2.0 specifications. We also may incur substantial additional research and development expenditures to adapt our specifications to the version adopted by CableLabs. Delays in the establishment of a final specification for S-

CDMA in DOCSIS could harm our plans to sell DOCSIS compatible modems and headend equipment. In particular, if the final DOCSIS S-CDMA specification is not approved prior to the time when we are ready to ship DOCSIS products with S-CDMA features included, then we may be required to delay the introduction of those products until the DOCSIS S-CDMA specification is released or to introduce the S-CDMA features as proprietary enhancements to a standard DOCSIS product. Either one of these events could harm revenues and operating results.

        We have already given CableLabs assurances that we will contribute some aspects of our current proprietary S-CDMA technology to a royalty-free intellectual property pool to the extent that it is included in the final DOCSIS
2.0 specifications. This royalty-free pool has been established by CableLabs to facilitate the participation of as many vendors as possible in providing equipment that is compatible with the DOCSIS specifications. As a result, of the inclusion of our S-CDMA technology in DOCSIS 2.0, we will contribute certain aspects of our proprietary S-CDMA to the royalty-free technology pool based on DOCSIS 2.0 specifications. This means that any of our competitors who join the DOCSIS intellectual property pool would have access to some aspects of our technology and would not be required to pay us any royalties or other compensation for use of our technology. If a competitor is able to duplicate the functionality and capabilities of our technology, we could lose some or all of the time-to-market advantage we might otherwise have, which could harm our future revenues and operating results.

        We believe the addition of advanced upstream PHY capabilities to DOCSIS will increase the overall market for DOCSIS-compatible products, and as such will result in increased competition in the cable modem market. This competition could come from existing competitors or from new competitors who enter the market as a result of the enhancements to the specifications. This increased competition is likely to result in lower ASPs of cable data access systems and could harm revenues and gross margins. Because our competitors will be able to incorporate some aspects of our technology into their products, our current customers may choose alternate suppliers or choose to purchase DOCSIS-compliant cable products with advanced PHY capabilities from multiple suppliers. We may be unable to produce DOCSIS compliant cable products with advanced PHY capabilities more quickly or at lower cost than our competitors. The inclusion of our proprietary S-CDMA technology in the final DOCSIS 2.0 specifications could result in increased competition for the services of our existing employees who have experience with S-CDMA. The loss of these employees to one or more competitors could harm our business.

        DOCSIS standards have not yet been accepted in Europe and Asia. An alternate standard for cable data access systems, called the EuroModem standard, or DAVIC/DVB, has been formalized, and some European cable system operators have embraced it. We intend to develop and sell products that comply with the EuroModem standard and to pursue having portions of our S-CDMA technology included in a future version of the EuroModem standard. We may be unsuccessful in these efforts.

We Need to Develop New Products in Order to Remain Competitive.

        Our future success will depend in part on our ability to develop, market and sell new products in a timely manner. We also must respond to competitive pressures, evolving industry standards and technological advances. To be compliant with the DOCSIS 2.0 specification that is developed, companies must include both S-CDMA and Advanced TDMA in their products. We are currently developing products that incorporate S-CDMA and Advanced TDMA for testing. There is no guarantee that our products will pass testing to be DOCSIS certified or qualified, and if we are unable to certify or qualify our products as DOCSIS compliant, we may lose some or all of the time to market advantage we might otherwise have had.

        Although we do sell DOCSIS systems, our S-CDMA products, which were developed internally, are not DOCSIS compliant. We anticipate that during the year 2001, existing or potential customers may delay or cancel purchases of our TeraComm system in order to purchase systems that comply with the DOCSIS standard. In addition, potential new customers could decide to purchase DOCSIS-compliant products from one or more of our competitors rather than from us. In order to promote sales of our current products, we may be required to reduce our prices for sales to existing customers. This would harm our operating results and gross margin.

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

        The demand for broadband access services has resulted in the development of several competing modulation technologies. For example, some of our cable products utilize S-CDMA, while several of our competitors utilize TDMA (Time Division Multiple Access) and Frequency Division Multiple Access or FDMA. Our S-CDMA headend equipment and cable modem products currently are not interoperable with the headend equipment and modems of other suppliers of broadband access products. As a result, potential customers who wish to purchase broadband access products from multiple suppliers may be reluctant to purchase our products. Regardless of whether our technology is certified or qualified under DOCSIS standards or other industry standards, we cannot be certain that major cable operators will adopt these standards. Major cable operators may not adopt products or technologies based on any current or future S-CDMA technology. Further, major cable operators may adopt products or standards technologies based on competing modulation technologies. If competitors using other modulation technologies can incorporate functionality and capabilities currently found in S-CDMA, the value of our S-CDMA technology would be diminished.

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

        - We may be unable to hire the additional personnel necessary to establish and enhance these new distribution channels.

        - To the extent that large consumer electronics companies enter the cable modem market, their well-established retail distribution capabilities would provide them with a significant competitive advantage.

        - Our potential customers are likely to prefer purchasing products from established manufacturing companies that can demonstrate the capability to supply large volumes of products on short notice.

        - In addition, many of our potential customers may be reluctant to adopt technologies that have not gained acceptance among other providers of similar services. This reluctance could result in lengthy product testing and acceptance cycles for our products. Consequently, the impediments to our initial sales may be even greater than those to later sales.

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

        The success and future growth of our cable business will be subject to economic and other factors affecting the cable television industry generally, particularly its ability to finance substantial capital expenditures. Capital spending levels in the cable industry in the United States have fluctuated significantly in the past, and we believe that such fluctuations will occur in the future. We are currently experiencing reduced levels of spending in the cable industry. The capital spending patterns of cable operators are dependent on a variety of factors, including the following:

        -  The availability of financing;

        - Annual budget cycles, as well as the typical reduction in upgrade projects during the winter months;

        - The status of federal, local and foreign government regulation and deregulation of the telecommunications industry;

        -  Overall demand for broadband services;

        - Competitive pressures (including the availability of alternative data transmission and access technologies);

        -  Discretionary consumer spending patterns; and

        -  General economic conditions.

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

Supply of Our Products Depends On Our Ability to Forecast Demand
Accurately.

        The emerging nature of the broadband access services market makes it difficult for us to forecast accurately demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of product or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We had purchase obligations of approximately $69.7 million as of September 30, 2001, primarily to purchase minimum quantities of materials and components used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate.

Our Business May Be Affected By the Conditions In Israel.


        Our operations may be affected by the conditions in Israel because a number of our wholly owned subsidiaries are located there. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have continued to escalate over the past year, which could disrupt some of our operations. We could be adversely affected by any major hostilities involving Israel. As a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. A number of our employees based in Israel are currently obligated to perform annual reserve duty and are subject to being called to active duty at any time under emergency circumstances. Our business cannot assess the full impact of these requirements on our workforce or business if conditions should change and we cannot predict the effect on us of any expansion or reduction of these obligations.

We May Have Financial Exposure to Litigation Against Our Directors and Officers.


        We are obligated to indemnify our executive officers and the members of our Board of Directors for certain actions taken by such officers and directors on our behalf. In order to protect ourselves against any financial exposure resulting from the actions of our officers and directors, we purchase Directors and Officers insurance policies every year to cover litigation expenses and settlement awards or damage awards. We purchase our Directors and Officers insurance in layers of varying amounts and have a different insurance company underwrite each layer.

        In October of 2001, Reliance Insurance Co. (Reliance") was liquidated by the state of Pennsylvania. Reliance was the underwriter for the second $2.5 million layer of the first $5 million of coverage for our Directors and Officers Insurance for the period covering the claims made against our officers in our pending securities litigation, as well as other periods. Depending upon the outcome of our current securities litigation and any future litigation that may be brought against our officers and directors, we could be liable and have to self-insure the second $2.5 million layer if the attorneys' fees and/or the settlement or damages award exceeds the first $2.5 million layer. However, we may be able to make a claim against the estate of Reliance for any sums we expend within the second $2.5 million layer in litigating and settling or paying judgments related to actions taken by our officers and directors.

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

There Are Many Risks Associated with International Operations.

        We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. International sales are subject to a number of risks, including the following:

        - Changes in foreign government regulations and communications standards;

        -  Export license requirements, tariffs and taxes;

        -  Other trade barriers;

        -  Difficulty in protecting intellectual property;

        -  Difficulty in collecting accounts receivable;

        -  Difficulty in managing foreign operations; and

        -  Political and economic instability.

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

Our Industry Is Highly Competitive with Many Established Competitors.

        The market for broadband access systems is extremely competitive and is characterized by rapid technological change. Our direct competitors in the cable arena include Cisco Systems, Com21, Matsushita Electric Industrial (which markets products under the brand name "Panasonic"), Motorola, Nortel Networks, Vyyo, Thomson Consumer Electronics (which markets products under the brand name "RCA"), Samsung, Scientific-Atlanta, Sony, 3Com, Toshiba and Zenith Electronics. We also compete with companies that develop integrated circuits for broadband access products, such as Broadcom, Conexant and Texas Instruments. We also sell products that compete with existing data access and transmission systems utilizing the telecommunications networks, such as those of 3Com. Additionally, our controller and headend system products face intense competition from well-established companies such as Cisco, Nortel and 3Com. In addition, we compete with companies in the DSL arena such as ECI, Charles Industries, Pairgain, Copper Mountain, Accelerated Networks, Integral Access and VINA Technologies. As standards, such as DOCSIS, are developed for broadband access systems, other companies may enter the broadband access systems market. The principal competitive factors in our market include the following:

        -  Product performance, features and reliability;

        -  Price;

        -  Size and stability of operations;

        -  Breadth of product line;

        -  Sales and distribution capability;

        -  Technical support and service;

        -  Relationships with providers of broadband access services; and

        -  Compliance with industry standards.

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

        In November 1998, CableLabs selected us to co-author DOCSIS 1.2, an enhanced version of the DOCSIS cable modem specification based in part on our S-CDMA technology. In September 1999, CableLabs indicated that it intended to proceed with the advanced PHY work on two parallel tracks: one for the development of a prototype based on our S-CDMA technology and one for the inclusion of Advanced TDMA technology, as proposed by other companies. In February 2000, CableLabs expanded on the plans that it had discussed in September 1999. CableLabs explained that four companies, including us, were developing an advanced PHY specification based on TDMA. CableLabs also reiterated that it was continuing to work with us on the development.

        In August 2001, CableLabs announced that the efforts begun in November 1998 had culminated in a new DOCSIS standard called DOCSIS 2.0. DOCSIS 2.0 will incorporate two advanced physical layer modulation techniques, S-CDMA and the Advanced TDMA that four companies, including us, had helped to develop. CableLabs further announced that it would begin developing the new DOCSIS 2.0 specification immediately, a process that it expects to be completed by the end of calendar year 2001, with the goal of certifying and qualifying DOCSIS 2.0 based products in 2002. We have already given CableLabs assurances that we will contribute some aspects or our current proprietary S-CDMA technology to a royalty-free intellectual property pool to the extent that it is included in the final DOCSIS 2.0 specifications.

        We would contribute our technology pursuant to a license agreement with CableLabs that we would execute at that time, and which contains the terms that CableLabs has established for the inclusion of any intellectual property from any source in the final DOCSIS 2.0 specifications. Under the terms of the proposed license agreement, we would grant to CableLabs a royalty-free license for those aspects of our S-CDMA technology that are essential for compliance with the DOCSIS cable modem standard. So-called "implementation know how" is not covered by this license-only those aspects of the technology that are essential to implementing a compliant product. CableLabs would have the right to extend royalty-free sublicenses to companies that wish to build DOCSIS-compatible products. These sublicenses would allow participating companies to utilize and incorporate the essential portions of the S-CDMA technology on a royalty-free basis for the limited use of making and selling products or systems that comply with the DOCSIS cable modem specification. We have already joined the DOCSIS intellectual property pool and, as a result, we have a royalty-free sublicense that allows us to ship DOCSIS-compatible products which contain intellectual property submitted by other companies. The scope of this license would not extend to the use of the S-CDMA technology in other areas; only for products that comply with the DOCSIS specifications. As a result, any of our competitors who join or have joined the DOCSIS intellectual property pool will have access to some aspects of our technology without being required to pay us any royalties or other compensation. If we submit S-CDMA to the DOCSIS Intellectual Property pool, we are in no way restricted from entering into royalty-bearing license agreements with companies that wish to use the S-CDMA technology for purposes other than implementing DOCSIS compatible products, or that do not wish to enter into the DOCSIS intellectual property pool. Further, some of our competitors have been successful in reverse engineering the technology of other companies, and the inclusion of S-CDMA in DOCSIS specification exposes some aspects of that technology to those competitors. DOCSIS specifications are available on an open basis once they are approved, not only to companies that are members of the DOCSIS intellectual property Pool. If a competitor is able to duplicate the functionality and capabilities of our technology, we could lose all or some of the time-to-market advantage we might otherwise have. Under the terms of the proposed license agreement, if we sue certain parties to the proposed license agreement on claims of infringement of any copyright or patent right or misappropriation of any trade secret, those parties may terminate our license to the patents or copyrights they contributed to the DOCSIS intellectual property pool. If a termination like this were to occur, we would continue to have access to some aspects of the DOCSIS intellectual property pool, but we would not be able to develop products that fully comply with the DOCSIS cable modem specification. Also, even if we were to be removed from the DOCSIS intellectual property pool, we would not be prevented from developing and selling products that fully comply with the DOCSIS specifications, but we would not be able to do this with the benefit of a royalty-free license, which would increase the cost of our products, assuming we were able to obtain a license agreement for the required technology. Because of these terms, we may find it difficult to enforce our intellectual property rights against certain companies, even in areas that are not directly related to DOCSIS specifications and products.

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

Our Business Is Subject to Communications Industry Regulations.

        Our business and our customers are subject to varying degrees of federal, state and local regulation. The jurisdiction of the Federal Communications Commission (FCC) extends to the communications industry, including our broadband access products. The FCC has promulgated regulations that, among other things, set installation and equipment standards for communications systems. Although FCC regulations and other governmental regulations have not materially restricted our operations to date, future regulations applicable to our business or our customers could be adopted by the FCC or other regulatory bodies. For example, FCC regulatory policies affecting the availability of cable services and other terms on which cable companies conduct their business may impede our penetration of certain markets. In addition, regulation of cable television rates may affect the speed at which cable operators upgrade their cable infrastructures to two-way HFC. In addition, the increasing demand for communications systems has exerted pressure on regulatory bodies worldwide to adopt new standards for such products and services. This process generally involves extensive investigation of and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past, and may in the future, cause the cancellation, postponement or rescheduling of the installation of communications systems by our customers.

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

Our Business Is Subject to Other Regulatory Approvals and Certifications.

        In the United States, in addition to complying with FCC regulations, our products are required to meet certain safety requirements. For example, we are required to have our products certified by Underwriters Laboratory in order to meet federal requirements relating to electrical appliances to be used inside the home. Outside the United States, our products are subject to the regulatory requirements of each country in which the products are manufactured or sold. These requirements are likely to vary widely. We may be unable to obtain on a timely basis or at all the regulatory approvals that may be required for the manufacture, marketing and sale of our products. In addition to regulatory compliance, some cable industry participants may require certification of compatibility. DOCSIS requires certification for DOCSIS modems and qualification for DOCSIS Headend equipment.

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

Our Indebtedness Could Adversely Affect our Financial Condition; We May Incur Substantially More Debt.

        As of November 13, 2001, we had approximately $200.1 million of indebtedness outstanding. Our high level of indebtedness could have important consequences to our stockholders including the following:

        - Make it more difficult for us to satisfy our obligations with respect to our indebtedness;

        - Increase our vulnerability to general adverse economic and industry conditions;

        -  Limit our ability to obtain additional financing;

        - Require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of our cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes;

        - Limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

        - Place us at a competitive disadvantage relative to our competitors with less debt.

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

Our Stock Price Has Been and Is Likely to Continue To Be Volatile.

        The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

        -  Actual or anticipated variations in quarterly operating results;

        -  Announcements of technological innovations;

        -  New products or services offered by us or our competitors;

        -  Changes in financial estimates by securities analysts;

        -  Conditions or trends in the broadband access services industry;

        - Changes in the economic performance and/or market valuations of Internet, online service or broadband access service industries;

        - Changes in the economic performance and/or market valuations of other Internet, online service or broadband access service companies;

        - Our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

        - Adoption of industry standards and the inclusion of or compatibility of our technology with such standards;

        -  Adverse or unfavorable publicity regarding us or our products;

        -  Additions or departures of key personnel;

        -  Sales of common stock; and

        -  Other events or factors that may be beyond our control.

        In addition, the stock markets in general, and the Nasdaq National Market and the market for broadband access services and technology companies in particular, have experienced extreme price and volume volatility and a significant cumulative decline over the last year. This volatility and decline has affected many companies irrespective of or disproportionately to the operating performance of these companies. Our stock price has declined significantly in recent weeks and months and these broad market and industry factors may materially adversely further affect the market price of our common stock, regardless of our actual operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which either mature within the next twelve months or have characteristics of short-term investments. A hypothetical 50 basis point increase in interest rates would result in an approximate $292,300 decline (less than 0.2%) in the fair value of our available-for-sale debt securities.

     Foreign Currency Risk.

        A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions in local currencies from Belgium, United Kingdom, Hong Kong, Brazil and Israel. We have not engaged in hedging transactions to reduce our exposure to fluctuations that may arise from changes in foreign exchange rates. An adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $0.5 million.

        All of the potential changes noted above are based on sensitivity analyses performed as of September 30, 2001.

PART II. OTHER INFORMATION

ITEM 3.   LEGAL PROCEEDINGS

See "Litigation" under PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

        Incorporated by reference to Terayon Communication Systems Form 10-K405 filed with the Commission on April 2 2001, as amended April 30, 2001.

        Incorporated by reference to Terayon Communication Systems Form 10-Q filed with the Commission on May 15, 2001.

        Incorporated by reference to Terayon Communication Systems Form 10-Q filed with the Commission on August 14, 2001.

    (b) REPORTS ON FORM 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001                      TERAYON COMMUNICATION SYSTEMS, INC.

                                             /s/ Carol Lustenader
                                             -----------------------------------
                                             Carol Lustenader
                                             Chief Financial Officer


36