Form 10-K
period 2001-12-31
TERAYON COMMUNICATION SYSTEMS
filed 2002-04-01
CIK 1052303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 000-24647

Terayon Communication Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0328533
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

2952 Bunker Hill Lane

Santa Clara, California 95054
(408) 727-4400
(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of Each Class:	on Which Registered:

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 28, 2002 as reported on the Nasdaq National Market, was approximately $471,647,933. Shares of Common Stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 28, 2002, registrant had outstanding 72,701,056 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in May 2002, pursuant to Section 14 of the Securities Exchange Act of 1934, in connection with the 2001 Annual Meeting of Stockholders of Terayon Communication Systems, incorporated: Part III.

Special Note on Forward-Looking Statements

      This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to: statements related to industry trends and future growth in the markets for cable modem systems; our strategies for reducing the cost of our products; our product development efforts; the effect of GAAP accounting pronouncements on our recognition of revenues; our future research and development; the timing of our introduction of new products; the timing and extent of deployment of our products by our customers; and future profitability. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout the document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed in Item 7 of this Report on Form 10-K, among other things, should be considered in evaluating our prospects and future financial performance.

PART I

Item 1.     Business

Overview

      We develop, market and sell equipment to cable television operators, telecom carriers and satellite network operators, who use our products to deliver broadband voice, video and data services to residential and business subscribers.

      Driving the demand in our market (broadband equipment) is the proliferation of broadband services delivered by cable television operators, telecommunication carriers and satellite network operators. As operators and carriers add new residential and business subscribers for broadband services, they must deploy Customer Premise Equipment (CPE) such as cable and Digital Subscriber Line (DSL) modems and install corresponding equipment such as Cable Modem Termination Systems (CMTS), DSL Access Multiplexers (DSLAM) and video headends in their networks to operate the CPE.

      Worldwide demand for broadband services is growing rapidly. This demand has been driven by residential and commercial users who are accessing networks for a variety of data, video and voice applications, including high-speed Internet access, electronic commerce, online gaming, file sharing, telecommuting, interactive television and telephone services. Research firm Kinetic Strategies estimates that in North America alone, residential broadband Internet subscribers more than doubled in 2001 to 13.3 million. Dell’Oro Group estimates that worldwide cable modem and DSL subscribers will increase from 31 million at the end of 2001 to 178 million in 2006.

      Corresponding with the anticipated growth of subscribers for broadband services is an increased need for modems at the subscriber’s premise, and CMTSs, DSLAMs and video headends by operators and carriers. Dell’Oro estimates that the worldwide market for broadband cable equipment will reach $2.8 billion in 2006, up from $1.4 billion in 2001. Furthermore, Dell’Oro estimates that the worldwide market for broadband DSL equipment will reach $8 billion in 2006, up from $5.4 billion in 2001.

Business

      We are an experienced and focused partner for broadband service providers. Our mission is to deliver the most innovative broadband data, video and voice solutions that enable service providers to accelerate the deployment of revenue-generating services today and tomorrow.

      We are structured around the following operating segments: Cable Broadband Access Systems (Cable) and Telecom Carrier Systems (Telecom). Currently, 88% of our revenues are derived from Cable and 12% from Telecom. We believe Cable will continue to generate the vast majority of our revenues in the foreseeable future. See Note 11 in our Notes to Consolidated Financial Statements contained in Item 8 for financial information on Cable and Telecom.

      In 2001, we experienced significant changes in our company structure. As a result of our decision to suspend certain product lines and product development efforts during 2001, intangible assets totaling $572.8 million relating to certain acquisitions were written-off. In addition, we incurred restructuring and other charges in the amount of $14.3 million relating to employment termination costs and consolidation of facilities. In order to reduce our indebtedness, we repurchased approximately $325.9 million of Convertible Subordinated Notes issued in July 2000, resulting in an extraordinary gain of approximately $185.3 million net of unamortized issuance costs.

      We were incorporated in California in 1993, reincorporated in Delaware in 1998 and have been a publicly traded company since 1998.

Business Strategy

      Our business strategy emphasizes the development and deployment of broadband access technologies that will improve service providers’ return on investment by leveraging their existing infrastructure to deliver new broadband services with less expense. This strategy may result in benefits to our customers that could include faster recovery of subscriber acquisition costs, a reduction of customer turnover, a competitive edge in winning new customers, increased revenues and reduced operational and capital expenditures.

      We expect that Cable will continue to dominate our strategy as we transition from our Synchronous Code Division Multiple Access (S-CDMA) proprietary-based products to new products based on the Data Over Cable Service Interface Specification (DOCSIS) 2.0 specification from the CableLabs research and development consortium (CableLabs). DOCSIS 2.0 is the latest version of the DOCSIS specification for cable data systems, which combines two advanced modulation techniques, S-CDMA technology and advanced Time Division Multiple Access (A-TDMA). We are developing DOCSIS 2.0-based cable modems and CMTSs that we believe may have a time-to-market advantage over our competition because of our development and history of developing and bringing to market products incorporating S-CDMA technology.

      DOCSIS 2.0 builds on the capabilities of and is compatible with previous DOCSIS 1.0 and DOCSIS 1.1 specifications. Through its S-CDMA and A-TDMA advanced physical layer technologies, DOCSIS 2.0 triples the upstream throughput of cable networks, compared to DOCSIS 1.1. This greater upstream throughput is expected to enable operators to create new services for residential and business markets, such as but not limited to, video conferencing, telephone service, peer-to-peer computing and increases robustness for additional functionality and support for lifeline services. Additionally, DOCSIS 2.0 protects against noise interference.

      To maximize the return in our investment in DOCSIS 2.0 technology, we established Imedia Semiconductor Corporation (Imedia SemiconductorTM), a wholly-owned subsidiary, in October 2001. Imedia Semiconductor consists of our former semiconductor division and will design, manufacture and sell advanced broadband silicon and software solutions to broadband equipment manufacturers.

Cable

      Cable includes products for delivering broadband data, video and voice services. Within Cable, most of our revenue comes from sales of our data products. In particular, our TeraComm cable data system, which is based on our proprietary S-CDMA technology, generates the majority of our revenue. We also sell our family of DOCSIS 1.0 and Euro-DOCSIS 1.0 CMTSs and DOCSIS 1.0, Euro-DOCSIS 1.0 and DOCSIS 1.1 and 2.0 based cable modems. Our other Cable products include the CherryPicker digital video management system and the Multigate telephony and data access system. We market and sell our Cable products to

Multiple Systems Operators (MSO) within the worldwide cable industry. The Cable segment contributed approximately 88% of our revenue in 2001.

      To capitalize on our potential time-to-market advantage in DOCSIS 2.0, we are developing our new DOCSIS 2.0 based BW 3000 family of CMTSs and TJ 600 line of modems.

     Products

Terayon TeraComm® S-CDMA Cable Data Access System

      Our TeraComm cable data system, which is based on our S-CDMA technology, enables cable operators to offer high-speed Internet access across a broad range of cable network architectures and conditions. This end-to-end system consists of a TeraLink® 1000 Master Controller and TeraLink Gateway located at a cable operator’s headend and TeraPro® cable modems installed at subscribers’ homes. Our S-CDMA cable modem system is widely deployed by leading cable operators outside the United States.

Terayon BE 2000 Family of DOCSIS CMTS

      Our BE 2000 product combines the functionality of a CMTS, which controls subscribers’ cable modems, with a high-performance Internet Protocol (IP) switch/router. The BE 2000 has been qualified as meeting the DOCSIS 1.0 specification and the Euro-DOCSIS 1.0 specification. This qualification ensures that the BE 2000 is interoperable with other DOCSIS and Euro-DOCSIS equipment, including our TJ line of DOCSIS and Euro-DOCSIS modems.

Terayon TJ Line of DOCSIS and Euro-DOCSIS Cable Modems

      We offer a line of high-performance cable modems certified to meet the DOCSIS 1.0 and Euro-DOCSIS 1.0 cable modem standards. These fully certified modems can interoperate with other DOCSIS and Euro-DOCSIS equipment. We are producing a next generation of TJ cable modems that are based on the DOCSIS 2.0 specification.

Terayon BW 3000 Family of DOCSIS 2.0-based CMTSs

      Our BW 3000 family of DOCSIS 2.0-based CMTSs is composed of our BW 3500, a scalable, carrier-class solution for operators’ most demanding broadband applications, and our BW 3200, a compact solution ideal for smaller or segmented cable networks. Designed from the outset to support voice and other advanced broadband services, both models are built on an advanced hardware-centric architecture that enables intense per-flow authentication, classification and filtering, meeting the most stringent Quality of Service (QoS) requirements necessary for reliable service delivery.

Terayon CherryPicker TM Digital Video Management System

      Our CherryPicker digital video management system offers cable, satellite and telecom network operators unprecedented choice, control and flexibility in managing their digital video content. For example, operators can use CherryPicker to create custom channel line-ups by “cherry picking” from a variety of content sources such as satellite broadcast and local servers to better serve their subscribers. In addition, CherryPicker can support most digital video applications, such as Near Video-on-Demand (NVOD) and seamlessly insert digital advertising into digital programming.

Terayon Multigate Cable Telephony System

      Our Multigate system enables cable operators to deploy toll-quality voice services over their networks. Based on proven circuit-switch telephony technology, Multigate is unique for utilizing our S-CDMA technology. This enables cable operators to deploy Multigate without upgrading their networks as extensively as competing products require. The complete Multigate system is composed of a central unit, installed at the headend of a cable operator’s network, and CPE located in subscribers’ homes.

     Customers

      We market and sell our Cable products to MSOs that provide broadband services to both residential and business subscribers. Our target market consists of the largest MSOs in each major geographic area, including North America, Europe and Asia.

      Our principal customers include the following:

Shaw Communications
Jupiter Telecommunications (Cross Beam Networks)
Rogers Communications
Hong Kong Cable (i-CABLE Communications)

      One of our principal customers, Rogers Communications, is a related party. Two customers, Shaw Communications and Jupiter Telecommunications, each accounted for more than 10% of our revenues for the year ended December 31, 2001. We believe that the loss of either or both of Shaw Communications and Jupiter Telecommunications could have a material adverse affect on our business. Additionally, we also believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future.

     Market Competition

      The market for broadband equipment is extremely competitive and is characterized by rapid technological change, and more recently, market consolidation. In the past, most cable data systems were based on proprietary technology, meaning that modems only worked with CMTSs from the same vendor. Therefore, customers had to purchase CMTSs and modems from the same vendor. With the advent of DOCSIS certified and qualified products, customers can purchase interoperable CMTSs and modems from a variety of equipment manufacturers.

      The market leader in CMTSs is Cisco Systems, with greater than 50% market share in 2001, based on transmit ports shipped, according to the Dell’Oro Group. Cisco Systems sells DOCSIS based CMTSs, as does ADC, Arris, Juniper Networks and Motorola. We are the number two supplier of CMTSs, according to Dell’Oro, based on the number of transmit ports shipped. The vast majority of our CMTS shipments in 2001 were based on our proprietary S-CMDA technology. In 2001, competitors selling proprietary CMTSs include Motorola and Com21.

      The worldwide market leader in modems is Motorola, ranking first in the market with over 30% market share, based on both manufacturers’ revenue and units shipped, according to the Dell’Oro Group. Also according to the Dell’Oro Group, we ranked second in the market with over 15% market share based on manufacturers’ revenue and ranked third in the market with over 12% market share based on units shipped. The vast majority of our modem shipments in 2001 were based on our proprietary S-CMDA technology. The other two market leaders in modems were Toshiba and Thomson based on both manufacturers’ revenue and units shipped, according to the Dell’Oro Group. The majority of modems sold into the market in 2001 were DOCSIS based.

      In the market for video grooming and remultiplexing, we believe we are the market leader with our CherryPicker digital video management system. Although several companies are attempting to penetrate this market, we do not believe that they have yet achieved significant market penetration levels. Competitors include Cisco Systems, Harmonic and a privately held company named BigBand.

      We sell our Multigate product into the market for cable telephony systems. We believe that the market for cable telephony products is just now emerging. As a result, we have few customers and limited sales of our Multigate product. Competitors in the market include ADC, Alcatel, Arris, Nortel and Tellabs.

Telecom

      In Telecom, we develop, market and sell DSL systems and access concentrators. We offer three product lines, the Mainsail multi-service, multi-function access platform, the Miniplex digital subscriber line multiplexer system and the Internet Protocol To The Loop (IPTL) Symmetric DSL (SDSL) system. Most of Telecom’s revenue in 2001 came from the Miniplex products. Telecom contributed approximately 12% of our revenues in 2001.

     Products

Terayon MainSail TM 8000 Multi-Service, Multi-Function Access Platform (MMAP)

      Our MainSail 8000 MMAP provides a bridge between Metropolitan Area Networks (MAN) and local access communication systems that enables telecom carriers to deliver a wide range of optical and copper-based broadband access services with the fewest network devices. The Mainsail 8000 sets a new precedent for integration by aggregating simultaneous voice and data facilities, transport protocols and services, plus the functions of an optical multiplexer, cross connect, gateway and switch, in a single platform. As a result, telecom carriers can offer new broadband services to subscribers, simply and cost-effectively.

Terayon MainSail Family of Integrated Access Devices

      Terayon’s MainSail family of integrated access devices (IAD) enables telecom carriers to provide small to medium-sized businesses with converged voice and data services. Telecom carriers’ install the MainSail IADs at their customers’ sites in either a stand-alone mode or in conjunction with Terayon’s MainSail 8000 MMAP. MainSail IADs can also be connected to other standards-based devices such as cross connects, voice switches, concentrators or multiplexors.

Terayon MiniPlex® Digital Subscriber Line Multiplexer System

      Our MiniPlex digital subscriber-line multiplexer system enables telecom carriers to offer up to four telephone lines over a single copper pair. Having the ability to offer multiple telephone lines over a single copper pair is extremely important for carriers who are experiencing increased demand for phone lines but have a limited number of copper pairs.

Terayon IPTL Digital Subscriber Line Access Multiplexer System

      Our IPTL system is an innovative access system that enables international telecom carriers to provide small and medium-size businesses with integrated voice and high-speed data services. The IPTL system consists of an IAD (Integrated Access Device) located at the subscriber’s office and a DSLAM installed at a telecom carrier’s central office. The IPTL system uses SDSL, which enables high performance two-way communication.

     Customers

      We market and sell our products to telecom carriers including Incumbent Local Exchange Carriers (ILECs), Competitive Local Exchange Carriers (CLECs) and Interexchange Carriers (IXCs) that offer telecommunications services such as T1, T3, xDSL, Ethernet and OC-3C to residential and business subscribers. The MainSail 8000 MMAP has successfully penetrated some of the larger US independent local carriers, received formal product certification from a major IXC and has significant ongoing deployment with a financially sound CLEC customer. The MainSail 8000 MMAP has between 175 and 200 nodes installed supporting thousands of subscribers today. MiniPlex boasts 1.5 million lines currently in service, and counts three of the largest ILECs as customers. To date, sales of our IPTL systems have been limited and concentrated outside of the United States.

      Our principal customers include the following:

          Quest Communications

          Verizon Communications

          NuVox Communications

          BellSouth Corporation

          SBC Communications

      None of our customers accounted for more than 10% of our revenues for the year ended December 31, 2001.

     Market Competition

      The competitive landscape for the Integrated Multi-Access Platform (IMAP) has been affected by significant volatility of service providers, as the edge/access market was the first to suffer in the communications equipment fallout. As a result, several established vendors either abandoned or lessened their commitment to the market. Leading vendors in this market include Alcatel with over 33% share of the access concentrator market based on manufacturers’ revenue in 2001, Lucent with over 11% market share and Siemens with over 10% market share, according the Dell’Oro Group. Other vendors in this market are ADC, Accelerated Networks, Efficient Networks, Integral Access, Marconi, Nortel and Zhone. We are a new entrant into this market with limited sales.

      The MiniPlex product line competes with product offerings from companies such as GoDigital and ECI. Additionally, the product segment is facing competition from other technologies that minimize the need for multiple residential phone lines such as ADSL and wireless technologies.

Research and Development

      We believe that our future success depends on our ability to enhance our existing products and to develop and introduce new products to meet the evolving needs of broadband service providers and their customers. In addition, to address competitive and pricing pressures, we believe that we must reduce the cost of manufacturing our products.

      We have designed and developed a DOCSIS 2.0 based system that includes cable modems and accompanying CMTSs. We are moving forward with commercialization of these products and believe they will be commercially available in the third quarter of 2002. Our current research and development efforts include development of multimedia platforms for the convergence of data, voice and video over existing broadband infrastructures. Total research and development costs were $79.9 million, $68.2 million, and $17.6 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Sales and Marketing

      We market and sell our products directly to broadband service providers through our direct sales forces in North America, South America, Europe and Asia. We also market and sell our products through distributors, resellers and system integrators throughout these regions.

      We support our sales activities through marketing vehicles, such as industry press, trade shows, advertising and the web. Through our marketing efforts, we strive to educate broadband services providers on the technological and business benefits of our products, as well as our ability to provide quality support and service. We participate in the major trade shows and industry events for the broadband access industry in the United States and throughout the world. Industry referrals and reference accounts are significant marketing tools we develop and utilize.

International Sales

      We have established international sales offices in five countries, including Belgium, United Kingdom, Brazil, Hong Kong and Israel. In fiscal 2001, 2000, and 1999, approximately 82%, 75% and 84%, respectively of the Company’s net revenues were to customers outside of the U.S. Sales to Canada were approximately 41%, 35% and 42% of our net revenues in fiscal 2001, 2000, and 1999. Sales to Japan were 13%, 11% and 14%. No other foreign country accounted for more than 10% of net revenues in any period. See Note 11 in our Notes to Consolidated Financial Statements contained in Item 8 for financial information on operating results and assets by geographic area.

      Almost all of our international sales are currently invoiced in U.S. dollars. However, we do enter into certain transactions originating in Brazil, Belgium, United Kingdom, Hong Kong, Canada, and Israel that may be denominated in currencies other than the U.S. dollar. In the near future, we expect that most of our business in Europe will be invoiced in euros or British pounds. Invoicing in other currencies will subject us to the risk associated with foreign exchange rate fluctuations. We will be considering the need for hedging or other strategies to minimize these risks.

      Our international operations are subject to certain risks common to foreign operations in general, such as governmental regulations and import restrictions. In addition, there are social, political, labor and economic conditions in specific countries or regions as well as difficulties in staffing and managing foreign operations, and potential adverse foreign tax consequences, among other factors that could also have an impact on our business and results of operations outside of the United States.

Customer Service and Technical Support

      We believe that our ability to provide consistently high quality service and support will be a key factor in attracting and retaining customers. Our technical services and support organization, with personnel in North America, Europe, South America and Asia, offers support 24 hours a day, seven days per week. Prior to deployment of our products, each customer’s needs are assessed and proactive solutions are implemented, including various levels of training, periodic management and coordination meetings and problem escalation procedures. We place a strong emphasis on technical training for our customers. Training is offered at our headquarters in Santa Clara and on our customers’ premises.

Backlog

      Most of our revenues are generated from orders booked and shipped within the current quarter. Assuming product availability, our practice is to ship our products promptly upon the receipt of purchase orders from our customers. Therefore, we believe that backlog information is not material to an understanding of our business.

Manufacturing

      Most of our finished goods are produced by subcontract manufacturers. During 2001, we produced modems primarily in Thailand. Currently, our modems are sole sourced from our manufacturer in Thailand. Our data and video headend equipment and our North American telecom equipment is produced in Fremont, California. Our voice systems and international telecom equipment are produced in Israel.

      Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials such as plastic resins and sheet metal. Although that we believe that the materials and supplies necessary for our manufacturing operations are presently available in the quantities required, we sometimes experience a short supply of certain component parts as a result of strong demand in the industry for those parts. See Note 3 in our Notes to Consolidated Financial Statements contained in Item 8 for financial information on purchase obligations.

      Our subcontractors purchase materials, supplies and product subassemblies from a substantial number of vendors. For many of our products, there are existing alternate sources of supply. However, for certain components contained in our products, we rely on sole sources.

      As noted above, we sole source our modems from one subcontract manufacturer in Thailand and sole source certain components in our products from sole source vendors. While this has not resulted in material disruptions in the past, should any change in these relationships or disruptions to our vendors’ operations occur, our business and results of operations could be adversely affected.

Intellectual Property

      We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. Even though we seek to establish and protect proprietary rights in our products, there are risks. Our pending patent applications may not be granted. Even if they are granted, the claims covered by the patent may be reduced from those included in our applications. Any patent might be subject to challenge in court and, whether or not challenged, might not be broad enough to prevent third parties from developing equivalent technologies or products without a license from us.

      We have entered into confidentiality and invention assignment agreements with our employees, and we enter into non-disclosure agreements with many of our suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. These contractual arrangements, as well as statutory protections, may not prove sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

      CableLabs’ DOCSIS 2.0 specification includes two modulation techniques, S-CDMA and A-TDMA. In connection with the development of the DOCSIS 2.0 specification by CableLabs, we entered into an agreement with CableLabs whereby we licensed to CableLabs any of our intellectual property rights to the extent that such rights may be asserted against a party desiring to design, manufacture or sell DOCSIS based products, including DOCSIS 2.0 based products. This license agreement grants to CableLabs the right to sublicense our intellectual property, including our intellectual property rights in our S-CDMA patents, to manufacturers that compete with us in the marketplace for DOCSIS based products.

      We have received three letters claiming that our technology infringes the intellectual property rights of others. We have reviewed the allegations made and, after consulting with patent counsel, we have determined that the claims alleging infringement are without merit. If these allegations are submitted to a court, the court could find that our products infringe these intellectual property rights. If we are found to have infringed these rights, we could be subject to substantial damages and/or an injunction preventing us from conducting our business. In addition, other third parties may assert infringement claims against us in the future. A claim of infringement, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing arrangements. These royalty or licensing arrangements may not be available on terms acceptable to us or at all. Litigation also may be necessary to enforce our intellectual property rights.

      We pursue the registration of our trademarks in the United States and have applications pending to register several of our trademarks throughout the world. However, the laws of certain foreign countries might not protect our products or intellectual property rights to the same extent as the laws of the United States. Effective trademark, copyright, trade secret and patent protection may not be available in every country in which our products may be manufactured, marketed or sold.

Employees

      As of December 31, 2001, we had 618 employees, of which 390 were located in the United States, 172 in Israel and 56 in Canada, Europe, South America and Asia. 329 of our employees were in research and development, 130 were in marketing, sales and customer support, 68 were in operations and 91 were in general and administrative functions. None of our employees are represented by collective bargaining agreements. We believe that our relations with our employees are good.

Item 2.     Properties

      The lease for our Santa Clara, California headquarters expired in March 2002. We are negotiating a seven year lease for a new headquarters in Santa Clara, California consisting of approximately 150,000 square feet. Pending our move to our new headquarters, we will continue to rent the current facility on a month to month basis. In the United States, we also have facilities in Menlo Park and Fremont, California, where Telecom is concentrated, and development centers in Costa Mesa, California and Denver Colorado.

      In addition, we lease properties worldwide. We have a facility in Tel Aviv, Israel consisting of approximately 82,000 square feet which expires in 2005. We have sales offices in Sao Paulo, Brazil; Hong Kong; Leeds, England and Brussels, Belgium and development centers in Prague, Czech Republic and Ontario, Canada. We believe that our existing facilities are adequate to meet our needs for the immediate future.

Item 3.     Legal Proceedings

      In September 1999, a group of prospective investors in Imedia Corporation (Imedia), now our subsidiary, named Imedia as a defendant in an action alleging that Imedia breached its term sheet with the plaintiffs when Imedia negotiated its acquisition by us and, as a result, did not permit plaintiffs to invest in Imedia. The plaintiffs sought damages in excess of $12.0 million. The terms of the Imedia Agreement and Plan of Merger and Reorganization provided that shares of our common stock that were to be issued to the former shareholders of Imedia were placed in escrow to indemnify us for any damages that are directly or indirectly suffered by us as a result of plaintiffs’ claims. The value of the escrowed shares was approximately $10.0 million based on the market value of our common stock on or about the closing date of the acquisition.

      On or about September 5, 2000, the Company received an amended complaint (Complaint) in a matter captioned Evergreen Canada Israel Management, Ltd. v. Imedia Corporation, Case no. 306185, pending in the Superior Court of the State of California for the City and County of San Francisco. The Complaint alleged both (i) intentional interference with contractual relations and (ii) intentional interference with prospective economic advantage against us, claiming that we formed and operated a conspiracy to deprive plaintiffs of the opportunity to invest in Imedia. Plaintiffs argued that, prior to our purchase of the Imedia shares, we knew of an alleged, pre-existing financing agreement between plaintiffs and Imedia that contained a “no shop” clause, prohibiting Imedia from seeking or obtaining financing from any other sources, including (apparently, in plaintiffs’ view) a prohibition against Imedia selling its own stock or engaging in related transactions that preceded the acquisition. We were subsequently served with the Complaint and filed a demurrer challenging the legal sufficiency of the two causes of action. Other defendants demurred also. The demurrer hearing was held on January 16, 2001. Prior to the Court issuing a final ruling at that hearing, Plaintiffs agreed to amend their complaint. Plaintiffs filed a second amended complaint and, in response, we (and all other defendants) filed demurrers challenging all the causes of action. Our demurrer was heard on May 22, 2001, and the Court ruled (by subsequent written decision) that three contract claims and the tortuous interference with the prospective economic advantage claims should be dismissed. The Court also dismissed the two fraud claims with leave to amend.

      The Plaintiffs then filed a third amended complaint, and the defendants each filed demurrers and motions to strike challenging that pleading. The demurrers and motions to strike were argued on November 8, 2001.

      Prior to a ruling on the demurrers and motions to strike, the parties entered into a settlement agreement in which plantiffs dismissed all claims with prejudice. The parties agreed that the settlement agreement would not be construed to be an admission of any liability on our part or the part of any of the other defendants. The lawsuit was dismissed with prejudice on March 6, 2002.

      Beginning in April 2000, several plaintiffs filed lawsuits against us and certain of our officers and directors in federal court. The plaintiff in the first of these lawsuits purported to represent a class whose members purchased our securities between February 2, 2000 and April 11, 2000. The complaint alleged that the defendants had violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. The allegations in the other lawsuits were substantially the same and, on August 24, 2000, all of these lawsuits were consolidated in the United States District Court, Northern District of California. The consolidated lawsuit is named In re Terayon Communication Systems, Inc. Securities Litigation, Case No. C 00-1967-MHP. The court hearing the consolidated action has appointed lead plaintiffs and lead plaintiffs’ counsel pursuant to the Private Securities Litigation Reform Act.

      On September 21, 2000, the lead plaintiffs filed a consolidated class action complaint containing factual allegations nearly identical to those in the original lawsuits. The consolidated class action complaint, however, alleged claims on behalf of a class whose members purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000. On October 30, 2000, defendants moved to dismiss the consolidated class action complaint. On March 14, 2001, after defendants motion had been fully briefed and argued, the court issued an order granting in part defendants’ motion and giving plaintiffs leave to file an amended complaint. On April 13, 2001, plaintiffs filed their first amended consolidated class action complaint. On June 15, 2001, defendants moved to dismiss this new complaint and oral argument on the motion occurred on December 17, 2001. As of March 28, 2002, we have not received an order from the court regarding the motion to dismiss argued on December 17, 2001.

      The lawsuit seeks an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and we intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

      On October 16, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib, and Raymond Fritz) in the superior court of San Luis Obispo County, California. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc., Case No. CV 000900 (Bertram). The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action under California Business & Professions Code Sections 17200 et seq. and 17500 et seq. for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of “all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants’ activity, and as the Court shall determine is not inconsistent with the exercise of the Court’s jurisdiction.” Plaintiffs seek equitable and injunctive relief. Defendants removed the Bertram case to the United States District Court, Central District of California and, on January 19, 2001, filed a motion to dismiss the complaint. A hearing on defendants’ motion was held March 26, 2001 and the court granted Defendants’ motion to dismiss the action and denied Plaintiffs’ motion requesting remand. On April 5, 2001, Defendants moved for an order requiring further proceedings, if any to take place in the Northern District of California. Plaintiffs did not oppose this motion and eventually entered into a stipulation to go forward in the Northern District. On July 9, 2001, a status conference was held in this case before Judge Patel. Plaintiffs did not appear for the conference, and the court requested that defendants submit an order dismissing the Bertram action with prejudice, which the defendants have submitted to the court. We believe that these allegations, as with the allegations in the federal securities case, are without merit and intends to contest the matter vigorously.

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders in the fourth quarter of 2001.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “TERN”. Public trading of our common stock commenced on August 18, 1998. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low per share sale prices of our common stock, as reported by the Nasdaq National Market after giving effect to the two-for-one split on May 5, 2000.

	High	Low

2000
First Quarter	$142.625	$27.250
Second Quarter	$139.937	$28.000
Third Quarter	$81.937	$30.250
Fourth Quarter	$41.937	$3.516
2001:
First Quarter	$9.125	$3.500
Second Quarter	$7.600	$2.360
Third Quarter	$7.550	$3.980
Fourth Quarter	$14.750	$6.750

Item 6.     Selected Financial Data

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$279,481	$339,549	$97,009	$31,696	$2,118
Cost of goods sold	229,611	270,531	72,044	34,518	6,462
Special charges	33,506	19,000	—	—	—

Gross profit (loss)	16,364	50,018	24,965	(2,822)	(4,344)

Operating expenses:
Research and development	79,927	68,270	17,579	10,685	11,319
Cost of product development assistance agreement	—	9,563	35,147	—	—
In-process research and development(2)	—	30,535	14,600	—	—
Sales and marketing	55,701	45,261	15,727	6,947	4,468
General and administration	31,309	24,809	7,476	3,223	2,546
Goodwill and administrative	25,410	59,057	3,524	—	—
Restructuring and asset write-offs(3)	587,149	—	—	—	—

Total operating expenses	779,496	237,495	94,053	20,855	18,333

Loss from operations	(763,132)	(187,477)	(69,088)	(23,677)	(22,677)
Interest income, net	44	6,710	5,008	449	128
Income tax benefit	(13,915)	—	—	—	—
Extraordinary gain(4)	185,327	—	—	—	—

Net loss	(563,846)	(180,767)	(64,080)	(23,228)	(22,549)
Series F convertible preferred stock dividend	—	—	—	23,910	—

Net loss applicable to common stockholders	$(563,846)	$(180,767)	$(64,080)	$(47,138)	$(22,549)

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Historical and basic diluted net loss per share applicable to common stockholders before extraordinary gain	$(10.96)	$(2.95)	$(1.55)	$(2.62)	$(2.63)
Extraordinary gain on early retirement of debt	$2.71	—	—	—	—

Basic and diluted net loss per share	$(8.25)	$(2.95)	$(1.55)	$(2.62)	$(2.63)

Shares used in computing historical basic and diluted net loss per share applicable to common stockholders(1)	68,331	61,349	41,260	17,972	8,578

	December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$333,888	$562,457	$112,992	$28,880	$1,987
Working capital (deficit)	316,175	547,938	112,374	24,422	(4,847)
Total assets	466,646	1,426,727	301,236	42,146	8,778
Long-term debt (less current portion)(4)	178,641	500,477	37	10	44
Accumulated deficit	(892,994)	(329,148)	(148,381)	(84,301)	(37,163)
Total stockholders’ equity (net capital deficiency)	$180,304	$702,681	$258,655	$28,103	($1,174)

(1)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method employed to determine the number of shares used to compute per share amounts.

(2)	See Note 14 of Notes to Consolidated Financial Statements for an explanation regarding business acquisitions.

(3)	See Note 6 of Notes to Consolidated Financial Statements for an explanation for restructuring and asset write-offs.

(4)	See Note 7 of Notes to Consolidated Financial Statements for an explanation of the repurchase of subordinated convertible notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

Overview

      We develop, market and sell equipment to cable television operators, telecom carriers and satellite network operators, who use our products to deliver broadband voice, video and data services to residential and business subscribers. We strive to deliver the most innovative broadband data, video and voice solutions that enable service providers to accelerate the deployment of revenue-generating services today and tomorrow.

      We sell our products to cable operators and other providers of broadband services through direct sales forces in North America, South America, Europe and Asia. We also distribute our products through resellers and system integrators. We are structured around and our sales are derived from the following operating segments: Cable Broadband Access Systems (Cable) and Telecom Carrier Systems (Telecom). The products sold in Cable consists of our proprietary S-CDMA products, our CherryPicker digital video management system and the Multigate telephony and data access system, which are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The products sold in Telecom consists of our MiniPlex DSL multiplexer system, the IPTL DSLAM, MainSail MMAP and MainSail IAD, which are sold to broadband service providers for the deployment of voice and data services over the existing copper wire infrastructure. Currently, 88% of our revenues are derived from Cable and 12% from Telecom.

      During 2000 and 1999, we acquired 10 companies in order to expand our portfolio of broadband products to support high-speed delivery of voice, data and video services over cable, DSL and wireless. For more information relating to the acquisitions, see Note 14 of the accompanying Notes to Consolidated Financial Statements.

      We sustained a net loss of $563.8 million in the year ended December 31, 2001 and $180.8 million in 2000. We had an accumulated deficit of $893.0 million as of December 31, 2001. A significant portion of the current year loss was due to the write-off of intangible assets and restructuring charges, but was partially offset by extraordinary gains resulting from our buy back of a majority of our convertible debt. Our operating expenses are based in part on our expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. We expect to continue to increase our expenditures in technical development and sales and marketing as we engage in activities related to product enhancement and increasing market penetration. Additionally, we expect to increase our capital expenditures and other operating expenses in order to support our operations. We anticipate that we will spend approximately $12 million to $15 million on capital expenditures and approximately $70 million to $80 million on research and development during the year ending December 31, 2002. Anticipated capital expenditures consist of purchases of additional test equipment to support higher levels of production and computer hardware, furniture and leasehold improvements for our facilities, expanded geographical implementation of an enterprise resource planning system and software and equipment for newly hired employees. As a result of these anticipated increased operating expenses, we expect to continue to incur losses for the foreseeable future.

Critical Accounting Policies

      We consider certain accounting policies related to revenue recognition, bad debt reserves, inventory reserves, impairment of long-lived assets, warranty returns and contingencies to be critical policies due to the estimation processes involved in each.

      Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of the selling price. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

      Bad Debt Reserves. We evaluate our trade receivables based upon a combination of factors. When we become aware of a customer’s inability to pay, such as in the case of bankruptcy or a decline in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to an amount we reasonably believe is collectible. We also record reserves for bad debt for customers based upon other factors including the length of time the receivables are past due and historical experience. If circumstances related to a specific customer change, our estimates of the recoverability of receivables could be further reduced.

      Inventory Reserves. We perform a detailed assessment of inventory at each balance sheet date which includes a review of, among other factors, demand requirements, product lifecycle and product development plans. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value.

      We have adjusted our reserves significantly in recent periods due to changes in strategic direction, such as discontinuances of product lines as well as fluctuations in market conditions due to changes in demand requirements. If future demand is less favorable than we have projected, additional inventory write-downs may be required.

      Impairment of Long-lived Assets. Our long-lived assets include long-term investments, goodwill and other intangible assets. At December 31, 2001, we had $4.5 million of long-term investments and $3.8 million of goodwill and other intangible assets. Our estimate of the fair value of the long-term investments is dependent on the performance of the companies in which we have invested, as well as the volatility inherent in the external markets for these investments. If the forecasts are not met, we may have to record additional impairment charges. During the year ended December 31, 2001, we recognized approximately $2.5 million of impairment losses related to our long-term investments.

      In assessing the recoverability of our goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges for these assets. During the year ended December 31, 2001, we recorded impairment charges of $572.8 million. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) and will be required to analyze our remaining indefinite lived assets, including goodwill for impairment during the first six months of 2002, and on a periodic basis thereafter.

      Warranty Reserves. We provide a standard warranty for most of our products, generally lasting one year from the date of purchase. We provide for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required, resulting in decreased gross profits.

      Contingencies. We are subject to proceedings, lawsuits and other claims related to labor, acquisition and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters, resulting in higher net loss.

Results of Operations

     Years Ended December 31, 2001 and 2000

      Revenues. We sell our products directly to broadband service providers, and to a lesser extent, resellers and system integrators. Revenues related to product sales are generally recognized when: (1) persuasive evidence an arrangement exists, (2) delivery has occurred or services rendered, (3) the selling price is fixed or determinable, and (4) collectibility is reasonably assured. Our existing agreements typically do not contain price protection provisions and generally do not grant return rights beyond those provided by our standard warranty.

      Revenues consist primarily of sales of products to new and existing customers providing broadband services. The global economic downturn contributed significantly to the decline in both North America and international revenues in 2001. Our revenues decreased 17.7% to $279.5 million for the year ended December 31, 2001 from $339.5 million in 2000. Revenues in North America, which includes the United

States and Canada decreased 19.2% to $163.6 million in 2001, down from $202.5 million in 2000. Revenues from international locations decreased 15.5% to $115.9 million in 2001 down from $137.0 million in 2000.

      Revenues from Cable amounted to $245.8 million for the year ended December 31, 2001, down 19.0% from $303.5 million in 2000. Although we shipped slightly more modems in 2001 than in 2000, average selling prices (ASPs) declined year over year as ongoing competitive pricing pressures affected revenue performance in several of our product offerings.

      Revenues from Telecom were $33.7 million, down 6.4% from $36.0 million in 2000. We have a relatively small customer base, and revenues were impacted by declines in telecom industry spending.

      The intensely competitive nature of the market for broadband products has resulted in significant price erosion over time. We have experienced and expect to continue to experience downward pressure on our unit ASPs. A key component of our strategy is to decrease the cost of manufacturing our products to offset the decline in ASP. We intend to continue to implement cost reduction efforts, including design changes and manufacturing efficiencies.

      Cost of Goods Sold. Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations group. The cost of the manufacturing operations group includes assembly, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In the year ended December 31, 2001, cost of goods sold decreased 9.1% to $263.1 million from $289.5 million in 2000. For the years ended December 31, 2001 and 2000, we incurred special charges of $33.5 million and $19.0 million, respectively, relating to vendor cancellation charges and inventory reserves. Cost of goods sold for the year ended December 31, 2001 also included approximately $13.9 million of amortization of acquired intangible assets compared to $36.3 million in 2000. Excluding special charges and amortization of intangible assets, cost of goods sold decreased $18.5 million or 7.9% due primarily to lower sales, largely offset by the usage, in the first three quarters of 2001, of higher priced inventories purchased in the fourth quarter of 2000.

      Gross Profit. We achieved a gross profit of $16.4 million or 5.9% of sales in the year ended December 31, 2001 compared to $50.0 million or 14.7% in 2000. The decrease in our gross profit was largely the result of lower ASPs due to competitive pricing pressures, a shift in our sales to lower margin CPE, utilization of higher priced inventory primarily purchased in 2000, and special charges described above. During 2002, we anticipate further decreases in our ASPs and continued pressure on our margins, and we expect to continue to see decreasing margins in 2002 unless and until we can produce lower cost products. These ASP decreases, without a corresponding decrease in our product costs, will likely have an adverse impact on our operating results in 2002.

      Research and Development. Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, equipment and supplies required to develop and enhance our products. Research and development expenses increased to $79.9 million or 28.6% of sales in the year ended December 31, 2001 from $68.3 million or 20.1% of sales in 2000. Increases in research and development spending are attributable to the development of our new line of standards-based products, which we believe will be commercially available for shipments in the third quarter of 2002. Also included in research and development costs is the amortization of intangible assets of approximately $5.7 million in 2001 compared to $4.6 million in 2000. We believe it is critical to continue to make significant investments in research and development to create innovative technologies and products that meet the current and future requirements of our customers. Accordingly, we expect in future years to continue to devote substantial resources to research and development programs.

      In-Process Research and Development. There were no charges for in-process research and development in the year ending December 31, 2001. We incurred charges of $30.5 million in the year ended December 31, 2000, related to research and development projects in process at companies that we acquired, in chronological order, Telegate Ltd. (Telegate), Access Network Electronics division of Tyco Electronics Corporation (ANE), Combox Ltd. (Combox), certain assets of Internet Telecom Ltd. (Internet Telecom), Ultracom Communications Holding 1995 Ltd. (Ultracom), Digital Transmission Equipment (Digitrans) and MainSail Networks, Inc. (MainSail) at the time of the acquisitions. At the date of each acquisition, the projects identified as in-process research and development required additional efforts in order to establish technological feasibility.

      In-process technology acquired relating to the acquisition of Mainsail in 2000, was valued at approximately $5.0 million and consisted primarily of additions to Mainsail’s core technology, which was related to Mainsail’s planned development of new features. The resultant technology provides a high capacity CPE and a low cost gateway. This development was completed in 2001.

      In-process technology acquired relating to the acquisitions of Telegate, Combox, Internet Telecom, ANE, Ultracomm and Digitrans, all in 2000, was valued at approximately $7.5 million, $8.0 million, $2.6 million, $0.7 million, $1.8 million and $4.9 million, respectively. During 2001, we decided not to pursue any further development efforts on these projects.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses increased to $55.7 million or 19.9% of sales in the year ended December 31, 2001 from $45.3 million or 13.3% of sales in 2000. The increase in sales and marketing expenses was primarily due to increased headcount as well as increased spending for promotional activities, such as tradeshows, consulting fees for public relations and advertising and print advertising. Amortization of intangible assets included in sales and marketing expenses accounted for approximately $4.3 million in 2001 compared to $3.0 million in 2000. We expect sales and marketing expenses to continue to increase as we expand our operations and release new products.

      General and Administrative. General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. General and administrative expenses increased to $31.3 million or 11.2% of sales in the year ended December 31, 2001 from $24.8 million or 7.3% of sales in 2000. The increase is primarily due to amortization of intangible assets of $4.6 million in 2001 compared to only $1.0 million in 2000 as well as increased headcount to support our operations. We expect general and administrative expenses to continue to increase as we expand our operations.

      Goodwill Amortization. The amortization of goodwill arising from acquisitions completed during 2000 and 1999 decreased 57.0% to $25.4 million for the year ended December 31, 2001 compared to $59.1 million for the same period in 2000. This decrease was due to the write-down of $572.8 million of acquired intangible assets during 2001.

      Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142 effective January 1, 2002, we will no longer be required to amortize the goodwill assets associated with our acquisitions from 1999 and 2000.

      Restructuring Costs and Asset Write-offs. In March 2001, we evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of goodwill recorded on our balance sheet. Pursuant to accounting rules, the majority of the goodwill was recorded based on stock prices at the time acquisition agreements were executed and announced. Goodwill and other long-lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, we compare the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is based on the fair value of the assets, typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on our weighted average cost of capital, which represents the blended costs of debt and equity.

      Downturns in the broadband services and telecommunications markets created unique circumstances with regard to the assessment of goodwill and other intangible assets for recoverability. As a result of our decision to suspend certain product lines and product development efforts during 2001, intangible assets totaling $163.1 million relating to certain acquisitions were deemed to be impaired with no future value and were written off. Further, the aforementioned downturns in the principal markets in which we continue to operate, have negatively impacted the forecasted revenues and cash flows from certain other companies acquired during fiscal 1999 and 2000. In accordance with our policy, the comparison of the discounted expected future cash flows to the carrying amount of the related intangible assets resulted in a write-down of these assets related to both our Cable and Telecom segments of $409.7 million during 2001.

      During 2001, we recorded a deferred tax asset of approximately $4.0 million and corresponding reduction of goodwill, for the tax benefit of foreign net operating loss carryforwards relating to a previous acquisition. Due to the impairment write-off, the remaining net deferred tax liability was also written-off.

      We incurred restructuring charges in the amount of $12.7 million and a write-down of impaired assets in the amount of $1.6 million for the year ended December 31, 2001. The write-down of $1.6 million related to fixed assets acquired from ANE which were determined to have no remaining useful life. Of the total restructuring charges, $3.2 million relates to employee termination costs covering 293 technical, production and administrative employees. As of December 31, 2001, approximately 240 employees have been terminated and we paid approximately $2.0 million in termination costs. The remaining $9.5 million of restructuring charges relates primarily to costs for excess leased facilities. Included in the remaining $9.5 million are $3.4 million of charges incurred in the fourth quarter for revisions in estimates of excess facility charges. As of December 31, 2001, we paid approximately $2.5 million related to lease costs. At December 31, 2001, restructuring charges of $8.2 million remain accrued, primarily related to excess facility costs and employee terminations. We anticipate utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005. We expect reductions in our overall operating expenses as a result of the headcount reductions.

      Interest Income and Expense. Interest income was $18.1 million in the year ended December 31, 2001 compared to $19.8 million in 2000. Interest expense was $15.2 million in the year ended December 31, 2001 compared to $11.3 million in 2000. Interest income primarily consisted of income from our cash and short-term investments and decreased during 2001 due to lower invested cash balances. Interest expense was primarily due to the sale in July 2000 of $500 million of 5% Convertible Subordinated Notes due in August 2007 (Notes). During 2001, we repurchased approximately $325.9 million in principal of the Notes. This repurchase will reduce interest expense in future periods.

      Other Expense. Other expense for the year ended December 31, 2001 totaled $2.9 million compared to $1.8 million in 2000. During 2001, we wrote down approximately $2.5 million of certain investments in privately held companies which we felt were impaired given their recent economic performance and considering current market conditions.

      Income Taxes. We have generated operating losses since our inception. For the year ended December 31, 2001, we recorded a benefit from income taxes of $13.9 million which represents the write-off of deferred tax assets and remaining net deferred tax liabilities previously recorded for purchased acquired intangibles, net of miscellaneous foreign income taxes. There was no provision for income taxes for the years ended December 31, 2000 and 1999.

      Extraordinary Gain. We recorded an extraordinary gain on the repurchase of some of the Notes. During the year ended December 31, 2001, we recorded an extraordinary gain of $185.3 million as the result of such repurchases.

     Years Ended December 31, 2000 and 1999

      Revenues. Our revenues increased to $339.5 million for the year ended December 31, 2000 from $97.0 million in 1999. The increased revenues in 2000 were largely attributable to continuing deployments of our TeraComm system by new and existing customers. In addition, sales of products from acquired companies accounted for approximately $69.8 million of the increased revenues in the year ended December 31, 2000.

      Cost of Goods Sold. In the year ended December 31, 2000, we incurred cost of goods sold of $289.5 million compared to $72.0 million in 1999. Cost of goods sold for the year ended December 31, 2000 also included approximately $36.3 million of amortization of acquired intangible assets and a special charge of $19 million for vendor cancellation fees. Our cost of goods sold increased in the year ended December 31,

2000, compared to 1999, primarily due to increased product shipments and the inclusion of the amortization expense relating to acquired intangible assets.

      Gross Profit. We achieved a gross profit of $50.0 million in the year ended December 31, 2000 compared to $25.0 million in 1999. This improvement in our gross profit was largely the result of increased product shipments and continued cost reduction efforts, including the further integration of application specific integrated circuit (ASIC) components, other design changes and manufacturing efficiencies that aided us in the early part of the year, but were offset by slower demand beginning in the fourth quarter. Gross profit for the fourth quarter of 2000 declined as the result of lower than expected revenues, a shift in the mix of product shipped and an increase in inventory reserves.

      Research and Development. Research and development expenses increased to $68.3 million in the year ended December 31, 2000 from $17.6 million in 1999. The increase in research and development expenses was primarily the result of increased personnel costs. The increased personnel costs were a result of the expansion of our employee base and the inclusion of employees from acquired companies as we continued to focus our efforts on developing new products.

      Cost of Product Development Assistance Agreement. In March 1999, we entered into a one-year Product Development Assistance Agreement with Rogers Communications Inc. Under the terms of the Development Agreement, Rogers was obligated to assist us with the characterization and testing of our subscriber-end and head-end voice-over-cable equipment. In addition, Rogers was obligated to provide us with technology to assist us with our efforts to develop high quality, field proved technology solutions that are DOCSIS-compliant and packet-cable compliant. The Development Agreement had a term of one year. In consideration of Rogers entering into the Development Agreement, we issued Rogers two fully vested and non-forfeitable warrants, each to purchase 2.0 million shares of common stock on a cashless basis. One warrant had a exercise price of $0.50 per share and one warrant had an exercise price of $18.50 per share. The fair value of the two warrants was approximately $45.0 million and resulted in a non-cash charge included in operations over the one-year term of the Development Agreement. As a result of the Development Agreement, our results for the year ended December 31, 2000 include a non-cash charge of $9.6 million compared to $35.1 million in 1999. In March 2000, Rogers purchased 3,687,618 shares of our common stock on a net exercise basis, resulting in no proceeds to us.

      In-Process Research and Development. We incurred charges of $30.5 million in the year ended December 31, 2000 related to research and development projects in process at Telegate, ANE, Combox, Internet Telecom, Ultracom, Mainsail, and Digitrans at the time of the acquisitions. For the year ended December 31, 1999, we incurred charges of $14.6 million related to research and development projects in process at Radwiz and Imedia at the time of the acquisitions. The projects identified as in-process required additional effort in order to establish technological feasibility.

      Sales and Marketing. Sales and marketing expenses increased to $45.3 million in the year ended December 31, 2000 from $15.7 million in 1999. The increase in sales and marketing expenses was due to increased payroll costs related to additional sales and support personnel necessary to support the expansion of our customer base, increased payroll and associated costs from the expansion in our employee base resulting from acquired companies and increased commissions related to higher sales. Workforce amortization accounted for approximately $3.0 million of the increase.

      General and Administrative. General and administrative expenses increased to $24.8 million in the year ended December 31, 2000 from $7.5 million in 1999. The increase was primarily due to costs associated with the increased infrastructure required to support our expanded activities and increased personnel costs associated with acquired companies.

      Goodwill Amortization. The amortization of goodwill arising from acquisitions completed during 2000 totaled $59.1 million and accounted for the significant increase in goodwill amortization in 2000 as compared to 1999.

      Interest Income and Expense. Interest income was $19.8 million in the year ended December 31, 2000 compared to $5.1 million in 1999. Interest expense was $11.3 million in the year ended December 31, 2000 compared to $93,000 in 1999. The increases to interest income and interest expense were due to the sale of $500 million of Notes resulting in net proceeds to us of approximately $484.4 million.

      Other Expense. Other expense for the year ended December 31, 2000 consisted primarily of approximately $1.0 million in amortization of debt issuance costs, $508,000 in amortization of warrants issued in conjunction with a debt obligation, and $0.2 million loss on sale of property and equipment.

      Income Taxes. We have generated operating losses since our inception. Due to our inability to recognize a benefit from these operating losses, we had no provision for income taxes in 2000 and 1999.

Litigation

      In September 1999, a group of prospective investors in Imedia Corporation (Imedia), now our subsidiary, named Imedia as a defendant in an action alleging that Imedia breached its term sheet with the plaintiffs when Imedia negotiated its acquisition by us and, as a result, did not permit plaintiffs to invest in Imedia. The plaintiffs sought damages in excess of $12.0 million. The terms of the Imedia Agreement and Plan of Merger and Reorganization provided that shares of our common stock that were to be issued to the former shareholders of Imedia were placed in escrow to indemnify us for any damages that are directly or indirectly suffered by us as a result of plaintiffs’ claims. The value of the escrowed shares was approximately $10.0 million based on the market value of our common stock on or about the closing date of the acquisition.

      On or about September 5, 2000, the Company received an amended complaint (Complaint) in a matter captioned Evergreen Canada Israel Management, Ltd. v. Imedia Corporation, Case no. 306185, pending in the Superior Court of the State of California for the City and County of San Francisco. The Complaint alleged both (i) intentional interference with contractual relations and (ii) intentional interference with prospective economic advantage against us, claiming that we formed and operated a conspiracy to deprive plaintiffs of the opportunity to invest in Imedia. Plaintiffs argued that, prior to our purchase of the Imedia shares, we knew of an alleged, pre-existing financing agreement between plaintiffs and Imedia that contained a “no shop” clause, prohibiting Imedia from seeking or obtaining financing from any other sources, including (apparently, in plaintiffs’ view) a prohibition against Imedia selling its own stock or engaging in related transactions that preceded the acquisition. We were subsequently served with the Complaint and filed a demurrer challenging the legal sufficiency of the two causes of action. Other defendants demurred also. The demurrer hearing was held on January 16, 2001. Prior to the Court issuing a final ruling at that hearing, Plaintiffs agreed to amend their complaint. Plaintiffs filed a second amended complaint and, in response, we (and all other defendants) filed demurrers challenging all the causes of action. Our demurrer was heard on May 22, 2001, and the Court ruled (by subsequent written decision) that three contract claims and the tortuous interference with the prospective economic advantage claims should be dismissed. The Court also dismissed the two fraud claims with leave to amend.

      The Plaintiffs then filed a third amended complaint, and the defendants and motions to strike challenging that pleading. A hearing date on the demurrers was set in November for March 18, 2002. The demurrers and motions to strike were argued on November 8, 2002.

      Prior to a ruling on the demurrers and motions to strike, the parties entered into a settlement agreement in which Plaintiffs dismissed all claims with prejudice. The parties agreed that the settlement agreement would not be construed to be an admission of any liability on the part of the Company or any of the other defendants. The lawsuit was dismissed with prejudice on March 6, 2002.

      Beginning in April 2000, several plaintiffs filed lawsuits against us and certain of our officers and directors in federal court. The plaintiff in the first of these lawsuits purported to represent a class whose members purchased our securities between February 2, 2000 and April 11, 2000. The complaint alleged that the defendants had violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. The allegations in the other lawsuits were substantially the same and, on August 24, 2000, all of these lawsuits were consolidated in the United States District Court, Northern District of California. The consolidated lawsuit is named In re Terayon Communication Systems, Inc. Securities Litigation, Case No. C 00-1967-MHP. The court hearing the consolidated action has appointed lead plaintiffs and lead plaintiffs’ counsel pursuant to the Private Securities Litigation Reform Act.

      On September 21, 2000, the lead plaintiffs filed a consolidated class action complaint containing factual allegations nearly identical to those in the original lawsuits. The consolidated class action complaint, however, alleged claims on behalf of a class whose members purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000. On October 30, 2000, defendants moved to dismiss the consolidated class action complaint. On March 14, 2001, after defendants motion had been fully briefed and argued, the court issued an order granting in part defendants’ motion and giving plaintiffs leave to file an amended complaint. On April 13, 2001, plaintiffs filed their first amended consolidated class action complaint. On June 15, 2001, defendants moved to dismiss this new complaint and oral argument on the motion occurred on December 17, 2001. As of March 28, 2002, we have not received an order from the court regarding the motion to dismiss argued on December 17, 2001.

      The lawsuit seeks an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and we intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

      On October 16, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib, and Raymond Fritz) in the superior court of San Luis Obispo County, California. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc., Case No. CV 000900 (Bertram). The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action under California Business & Professions Code Sections 17200 et seq. and 17500 et seq. for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of “all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants’ activity, and as the Court shall determine is not inconsistent with the exercise of the Court’s jurisdiction.” Plaintiffs seek equitable and injunctive relief. Defendants removed the Beltram case to the United States District, Central District of California and, on January 19, 2001, filed a motion to dismiss the complaint. A hearing on defendants’ motion was held March 26, 2001 and the court granted Defendants’ motion to dismiss the action and denied Plaintiffs’ motion requesting remand. On April 5, 2001, Defendants moved for an order requiring further proceedings, if any to take place in the Northern District of California. Plaintiffs did not oppose this motion and eventually entered into a stipulation to go forward in the Northern District. On July 9, 2001, a status conference was held in this case before Judge Patel. Plaintiffs did not appear for the conference, and the court requested that defendants submit an order dismissing the Bertram action with prejudice, which the defendants have submitted to the court. We believe that these allegations, as with the allegations in the federal securities case, are without merit and intends to contest the matter vigorously.

Liquidity and Capital Resources

      At December 31, 2001, we had approximately $100.3 million in cash and cash equivalents and $233.6 million in short-term investments.

      In July 2000, we issued $500 million of Notes, resulting in net proceeds to us of approximately $484.4 million. The Notes are our general unsecured obligation and are subordinated in right of payment to all of our existing and future senior indebtedness and to all of the liabilities of our subsidiaries. The Notes are convertible into shares of our common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. Interest is payable semiannually. Debt issuance costs related to the Notes were approximately $15.6 million.

      In 2001, we repurchased approximately $325.9 million of the Notes for $113.4 million in cash and $17.9 million in stock, resulting in an extraordinary gain of approximately $185.3 million net of $9.3 million of previously unamortized debt issuance costs.

      Cash used by operating activities for the year ended December 31, 2001 was $94.9 million compared to $20.7 million provided in 2000. In 2001, significant uses of cash from operating activities included our losses from operations as well as a decrease in accounts payable of $81.1 million. Net cash used in operating activities were partially offset by decreases in inventory and other current assets of $71.1 million and $16.6 million, respectively. Net cash provided by operating activities in 2000 were primarily due to increases in accounts payable and other accrued liabilities of $110.8 million and $35.2 million, respectively, mostly offset by increases in accounts receivable of $28.8 million and inventory of $82.8 million as well as the loss from operations of $180.8 million.

      Cash used in investing activities was $27.0 million in 2001 compared to $206.7 million in 2000. Investing activities consisted primarily of net purchases of short-term investments in 2001 and 2000.

      Cash used by financing activities was $124.2 million in 2001 compared to $500.6 million provided by financing activities in 2000. In 2001, we paid approximately $113.4 million to repurchase a portion of the Notes and $24.4 million to retire short and long-term debt. We received a total of $12.5 million from the exercise of stock options. In 2000, we received net proceeds of approximately $484.4 million from the issuance of the Notes as well as proceeds of $14.2 million from the exercise of stock options.

      We believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under the risk factor “Our Operating Results May Fluctuate” below and elsewhere. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

      The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period

		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Capital Lease Obligations	$0.4	$0.15	$0.25	$—	$—
Unconditional Purchase Obligations	58.7	48.0	10.7	—	—
Long Term Debt	178.6	—	2.0	—	176.6
Operating Lease Obligations	14.8	5.3	9.5	—	—
Other obligations	7.5	1.5	3.0	3.0	—

Total Contractual Commitments	$260.0	$54.95	$25.45	$3.0	$176.6

      We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. During fiscal year 2001, we recorded special charges of $33.5 million relating to vendor cancellation fees. As of December 31, 2001, we had approximately $58.7 million of purchase obligations, of which $17.3 million is included on the balance sheet as accrued vendor cancellation charges. The remaining obligations are expected to become payable at various times through mid-2003.

      Other commercial commitments are as follows (in millions):

	Amount of Commitment Expiration Per Period

	Total
	Amounts	Less than	1-3	4-5	Over 5
Other Commercial Commitments	Committed	1 Year	Years	Years	Years

Standby Letters of Credit	$1.6	$1.6	$—	$—	$—

Total Commercial Commitments	$1.6	$1.6	$—	$—	$—

Recent Financial Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. FAS No. 144 supercedes FAS No. 121, “Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction.” FAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of FAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The effect of adopting FAS No. 144 has been evaluated by us, and does not have a material adverse effect on our financial position or results of operations.

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

      We will apply Statement 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 will significantly reduce amortization expense that was approximately $25.4 million in fiscal 2001. We will reclassify identifiable intangible assets with indefinite lives, as defined by Statement 142, to goodwill at the date of adoption. We will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We expect to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. Based on the preliminary unaudited analysis completed to date, we do not believe that the application of these statements will have an adverse material impact on the earnings and financial position of the Company.

RISK FACTORS

      You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We Have a History of Losses.

      It is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we have been shipping products in volume since the first quarter of 1998. As of December 31, 2001, we had an accumulated deficit of $893.0 million. We believe that we will continue to experience net losses for the foreseeable future. We generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. In addition, significant delays in our commercialization of new products will adversely affect our business. Moreover, even though we have experienced significant revenue growth since our inception, the profit potential of our business remains unproven.

Our Operating Results May Fluctuate.

      Our quarterly revenues are likely to fluctuate significantly in the future due to a number of factors, many of which are outside our control.

      Factors that could affect our revenues include, among others, the following:

•	variations in the timing of orders and shipments of our products;

•	variations in the size of the orders by our customers;

•	new product introductions by competitors;

•	delays in our introduction of new products;

•	delays in our receipt of and cancellation of orders forecasted by customers;

•	delays by our customers in the completion of upgrades to their cable infrastructures;

•	variations in capital spending budgets of broadband service providers; and

•	adoption of industry standards and the inclusion in or compatibility of our technology with any such standards.

      A variety of factors affecting our gross margin include, among others, the following:

•	the sales mix of our products;

•	the volume of products manufactured;

•	the type of distribution channel through which we sell our products;

•	the ASPs of our products; and

•	the costs of manufacturing our products and the effectiveness of our cost reduction measures.

      We anticipate that unit ASPs of our products will continue to decline in the future. This could cause a decrease in the gross margins for these products. In addition, the gross margins we realize from the sale of our products are affected by the mix of product sales between higher margin, lower volume headend equipment, such as CMTSs, and lower margin, higher volume CPE, such as modems. We typically sell more headend equipment in connection with new deployments of our systems. As deployments mature, we tend to sell more CPE into the deployments compared to headend equipment. Sales of our CPE have constituted, and we expect will continue to constitute, a significant portion of our revenues.

      Our expenses generally vary from quarter to quarter depending on the level of actual and anticipated business activities. Moreover, our research and development expenses increase as we develop new products and our development programs move to wafer fabrication and prototype development.

We Are Dependent on a Small Number of Customers.

      A substantial majority of our revenues have been and will continue to be derived from sales to a relatively small number of customers. Three customers (one of which is a related party) accounted for approximately

54% of our revenues for the year ended December 31, 2001. The loss of any one of these customers could have a material adverse effect on our results of operations. In addition, sales to our customers are and will continue to be focused on a limited number of projects.

      The markets we serve are undergoing significant consolidation in both North America and internationally, as a limited number of service providers control an increasing number of systems. Currently, ten cable operators in the United States own and operate facilities passing approximately 82% of total homes passed. In addition, the North American DSL market is concentrated with the major ILECs constituting a significant percentage of the market. As a result, our sales have been and will continue to be dependent upon product acceptance by the leading broadband service providers.

      The timing and size of each customer’s order is critical to our operating results. Our major customers have significant negotiating leverage and sometimes attempt to change the terms, including pricing, upon which we do business with them. These customers may decide to purchase competitive products from other vendors at any time and can reschedule or cancel purchase orders on short notice. When purchasing product from us, these customers are requiring longer payment terms than in the past, which requires us to maintain additional capital to meet our working capital needs. Reduced spending in the cable and telecom industries has had and may continue to have a negative impact on our operations.

Acquisitions Could Result In Dilution, Operating Difficulties and Other Adverse Consequences.

      We acquired ten companies from September 1999 through December 2000. We may acquire additional companies in the future. During 2001, we wrote-down approximately $572.8 million in intangible assets relating to these acquisitions. The process of integrating any such acquired company into our business and operations may be risky and may create unforeseen operating difficulties and expenditures going forward.

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

The Sales Cycle for Our Products Is Lengthy.

      The sales cycle for our products typically is lengthy, often lasting six months to more than a year. Our customers typically conduct significant technical evaluations of competing technologies prior to making a purchasing decision. In addition, purchasing decisions may be delayed because of our customers’ internal budget approval procedures. Sales also generally are subject to customer trials, which typically last more than three months. Because of the lengthy sales cycle and the large size of customer orders, if orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our revenues and operating results could suffer.

There Are Many Risks Associated with Our Participation in DOCSIS.

      In January 2002, CableLabs announced that it had finished specifications for an advanced generation of cable modems called DOCSIS 2.0. DOCSIS 2.0 incorporates two advanced physical layer modulation techniques, S-CDMA and A-TDMA, that four companies, including us, had helped to develop over a period of four years. CableLabs further announced that test plans were being finalized to allow for interoperability testing in the first quarter of this year and possible certification testing in the third quarter pending product maturity.

      In connection with the finalization of the DOCSIS 2.0 specification, we have contributed some aspects of our current proprietary S-CDMA technology to a royalty-free intellectual property pool established by CableLabs to the extent that the technology is included in the DOCSIS 2.0 specification. Regardless of our contribution of intellectual property to the royalty-free intellectual property pool established for DOCSIS 2.0, our products may not pass the testing required by CableLabs for our products to be DOCSIS qualified or certified, which could offset our future revenues and operation results.

      The royalty-free pool established by CableLabs for DOCSIS 2.0 facilitates the participation of as many vendors as possible in providing equipment that is compatible with the DOCSIS specification. As a result, any of our competitors who join the DOCSIS intellectual property pool would have access to these aspects of our technology and would not be required to pay us any royalties or other compensation for the use of our technology. If a competitor is able to duplicate the functionality and capabilities of our technology, we could lose some or all of the time-to-market advantage we might otherwise have due to our familiarity with S-CDMA. This may adversely affect our future revenues and operating results.

      We believe the addition of advanced upstream physical layer (PHY) capabilities to DOCSIS in the DOCSIS 2.0 specification could increase the overall market for DOCSIS-compatible products and, as such, could result in increased competition in the cable modem market. This competition could come from existing competitors or from new competitors who enter the market. This increased competition is likely to result in lower ASPs of cable products and could harm revenues and gross margins. Because our competitors will be able to incorporate some aspects of our technology into their products, our current customers may choose alternate suppliers or choose to purchase DOCSIS-compliant cable products with advanced PHY capabilities from multiple suppliers. We may be unable to produce DOCSIS compliant cable products with advanced PHY capabilities more quickly or at lower cost than our competitors. As a result of the inclusion of S-CDMA technology in the DOCSIS 2.0 specification, competition for the services of our existing employees who have experience with S-CDMA could increase. The loss of these employees to one or more competitors could harm our business.

      DOCSIS standards have not yet been accepted in Europe and Asia. An alternate specification for cable products, called the Euro-DOCSIS specification, has been formalized, and some European cable system operators have embraced it. We intend to develop and sell products that comply with the Euro-DOCSIS specification and to pursue having portions of our S-CDMA technology included in a future version of the Euro-DOCSIS specification. We may be unsuccessful in these efforts.

We Need to Develop New Products in Order to Remain Competitive.

      Our future success depends on our ability to develop, market and sell new products in a timely manner. We also must respond to competitive pressures, evolving industry standards and technological advances. We are developing products that include both S-CDMA and A-TDMA, the two modulation techniques required by the DOCSIS 2.0 specification. There is no guarantee that our products will pass testing to be DOCSIS certified or qualified. If we are unable to certify or qualify our products as DOCSIS compliant in a timely manner, we may lose some or all of the time to market advantage we might otherwise have had, and our future operating results may be adversely affected.

      Although we sell DOCSIS systems, the majority of our sales are derived from our proprietary S-CDMA products, which are not DOCSIS compliant. Last year, there were instances where our customers and potential customers delayed or canceled purchases of our proprietary products in order to purchase products that comply with the DOCSIS specification. In addition, there were instances where our existing customers and potential new customers purchased DOCSIS-compliant products from one or more of our competitors rather than purchasing our products. We believe that this may be an increasing trend in the future as service providers look to purchase DOCSIS certified or qualified products. As a result, we have reduced our prices and continue to experience customer demand to further reduce our prices in order to promote sales of our current products. This has had and may continue to have an adverse impact on our operating results and gross margin.

Average Selling Prices of Broadband Access Equipment Typically Decrease.

      The broadband access market has been characterized by erosion of ASPs. We expect this to continue. This erosion is due to a number of factors, including competition, rapid technological change and price performance enhancements. The ASPs for our products may be lower than expected as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments. We anticipate that ASPs and gross margins for our products will decrease over their life cycles. In addition, we believe that the widespread adoption of industry standards is further eroding ASPs, particularly for cable modems and other similar CPE. It is likely that widespread adoption of industry standards will result in increased retail distribution of cable modems and other similar CPE, which could put further price pressure on our products. Decreasing ASPs could result in decreased revenues even if the number of units sold increases. As a result, we may experience substantial period-to-period fluctuations in future revenue and operating results due to ASP erosion. Therefore, we must continue to develop and introduce on a timely basis next-generation products with enhanced functionalities that can be sold at higher gross margins. Our failure to do this could cause our revenues and gross margin to decline.

We Must Achieve Cost Reductions.

      Certain of our competitors currently offer products at prices lower than ours. Market acceptance of our products will depend in part on reductions in the unit cost of our products. We expect that as CMTS equipment becomes more widely deployed, the price of cable modems and other similar CPE will decline. In particular, we believe that the widespread adoption of industry standards such as DOCSIS will cause increased price competition for CPE. However, we may be unable to reduce the cost of our products sufficiently to enable us to compete with other equipment manufacturers. Even if we achieve certain cost reductions, it is not certain that these efforts will allow us to keep pace with competitive pricing pressures or lead to gross margin improvement.

      Some of our competitors are larger and manufacture products in significantly greater quantities than we currently intend to manufacture for the foreseeable future. Consequently, these competitors have more leverage in obtaining favorable pricing from suppliers and manufacturers. In order to remain competitive, we must significantly reduce the cost of manufacturing our products through design and engineering changes. We may not be successful in redesigning our products. Even if we are successful, our redesign may be delayed or may contain significant errors and product defects. In addition, any redesign may not result in sufficient cost reductions to allow us to reduce significantly the list price of our products or improve our gross margin. Reductions in our manufacturing costs will require us to use more highly integrated components in future products and may require us to enter into high volume or long-term purchase or manufacturing agreements. Volume purchase or manufacturing agreements may not be available on acceptable terms. We could incur expenses without related revenues if we enter into a high volume or long-term purchase or manufacturing agreement and then decide that we cannot use the products or services offered by the agreement. We have incurred cancellation charges in the past and may incur such charges in the future.

We Must Keep Pace with Rapid Technological Change to Remain Competitive.

      The markets for our products are characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. Our future success will depend upon our ability to enhance our existing products and to develop and introduce new products that achieve market acceptance. Service providers may adopt alternative technologies or may deploy alternative services that are incompatible with our products.

      In January 2002, CableLabs announced that it had finished specifications for an advanced generation of cable modems called DOCSIS 2.0. DOCSIS 2.0 incorporates two advanced physical layer modulation techniques, S-CDMA and A-TDMA. We believe that, as DOCSIS 2.0 gains acceptance among cable operators, our future success depends on our ability to manufacture, market and sell cable products certified and qualified as meeting the DOCSIS 2.0 specification. Our inability to produce DOCSIS 2.0 compliant cable products more quickly or at lower cost than our competitors may adversely affect our future results of operations.

Broadband Access Services Have Not Achieved Widespread Market Acceptance, and Many Competing Technologies Exist.

      Our success will depend upon the widespread acceptance of broadband services by providers and end users. The markets for these services are not fully developed. We cannot accurately predict the future growth rate or the ultimate size of the market for broadband services. Potential users of our products may have concerns regarding the security, reliability, cost, ease of installation and use and capability of broadband services in general.

      The markets for our products may be impacted by the development of other technologies that enable the provisioning of broadband services and the deployment of services over other media. Widespread acceptance of other technologies or deployment of services over media not supported by our products could materially limit acceptance of our products. Broadband services based on our products and technology may fail to gain widespread commercial acceptance by service providers and end users. We may not be successful in marketing and selling these products.

We Need to Develop Additional Distribution Channels.

      We presently market our products to service providers. With changes in the industry, we may need to establish new, additional distribution channels. For example, we believe that much of the North American market for CPE may shift to a retail distribution model. Accordingly, we may need to redirect our future marketing efforts to sell our CPE directly to retail distributors and end users. This shift would require us to establish new distribution channels for these products.

      We face many challenges in establishing these new distribution channels. These challenges include, among others, the following:

•	our inability to hire additional personnel necessary to establish and enhance these new distribution channels;

•	to the extent that large consumer electronics companies enter the cable modem market, their well-established retail distribution capabilities would provide them with a significant competitive advantage;

•	our potential customers are likely to prefer purchasing products from established manufacturing companies that can demonstrate the capability to supply large volumes of products on short notice; and

•	many of our potential customers may be reluctant to adopt technologies that have not gained acceptance among other providers of similar services. This reluctance could result in lengthy product testing and acceptance cycles for our products. Consequently, the impediments to our initial sales may be even greater than those to later sales.

      The vast majority of our sales are to larger, more established service providers that are critical to our business. We do not have access to smaller or geographically diverse service providers. Although we intend to establish strategic relationships with leading distributors worldwide to access these customers, we may not succeed in establishing these relationships. Even if we do establish these relationships, the distributors may not succeed in marketing our products to their customers. Some of our competitors have already established, long-standing relationships with these service providers that may limit our and our distributors’ ability to sell our products to those customers. Even if we were to sell our products to those customers, it would likely not be based on long-term commitments, and those customers would be able to terminate their relationships with us at any time.

We Are Dependent on Service Providers Choosing to Offer Additional Services to Their Customers.

      We depend on service providers to purchase our products. Service providers have a limited amount of available bandwidth over which they can offer new services, such as high speed Internet access and telephony. They may choose not to provide these new services to their customers. When service providers choose to provide these new services, we depend upon them to market these services to their customers, to install our equipment and to provide support to end-users. In addition, we depend on these service providers to continue to maintain their infrastructures in a manner that allows us to provide consistently high performance and reliable services.

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

      The success and future growth of our cable business will be subject to economic and other factors affecting the cable television industry generally, particularly its ability to finance substantial capital expenditures. Capital spending levels in the cable industry in the United States and internationally have fluctuated significantly in the past, and we believe that such fluctuations will occur in the future. We are currently experiencing reduced levels of spending in the cable industry. The capital spending patterns of cable operators are dependent on a variety of factors, including the following:

•	the availability of financing;

•	annual budget cycles, as well as the typical reduction in upgrade projects during the winter months;

•	the status of federal, local and foreign government regulation and deregulation of the telecommunications industry;

•	overall demand for broadband services;

•	competitive pressures (including the availability of alternative data transmission and access technologies);

•	discretionary consumer spending patterns; and

•	general economic conditions.

      In recent years, the cable market has been characterized by the acquisition of smaller and independent cable operators by larger operators. We cannot predict the effect, if any, that such consolidation will have on overall capital spending patterns by cable operators. The effect on our business of further industry consolidation also is uncertain.

Supply of Our Products Depends On Our Ability to Forecast Demand Accurately.

      The emerging nature of the broadband services market makes it difficult for us to accurately forecast demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of product or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We had purchase obligations of approximately $58.7 million as of December 31, 2001, primarily to purchase minimum quantities of materials and components used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate.

Our Business May Be Affected By Conditions In Israel.

      Our operations may be affected by conditions in Israel because of our significant operations there. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have continued to escalate over the past year, which could disrupt some of our operations. We could be adversely affected by any major hostilities involving Israel. As a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. A number of our employees based in Israel are currently obligated to perform annual military reserve duty and are subject to being called to active duty at any time under emergency circumstances. We cannot assess the full impact of these requirements and the hostilities on our workforce, business or operations if conditions should change, and we cannot predict the effect of any expansion or reduction of these obligations or the hostilities.

We May Have Financial Exposure to Litigation Against Our Directors and Officers.

      We are obligated to indemnify our executive officers and the members of our Board of Directors for certain actions taken by such officers and directors on our behalf. In order to protect ourselves against any financial exposure resulting from the actions of our officers and directors, we purchase directors and officers insurance policies every year to cover litigation expenses and settlement awards or damage awards. We purchase our directors and officers insurance in layers of varying amounts with a different insurance company underwriting each layer.

      In October 2001, Reliance Insurance Co. (Reliance) was liquidated by the State of Pennsylvania. Reliance was the underwriter for the second $2.5 million layer of the first $5 million of coverage for our directors and officers insurance for the period covering the claims made against our officers in pending securities litigation, as well as other periods. Depending upon the outcome of our current securities litigation and any future litigation that may be brought against our officers and directors, we could be liable and have to self-insure the second $2.5 million layer if the attorneys’ fees and/or the settlement or damages award exceeds the first $2.5 million layer.

We Are Dependent on Key Third-Party Suppliers.

      We manufacture all of our products using components or subassemblies procured from third-party suppliers. Some of these components are available from a sole source and others are available from limited sources. All of our sales are from products containing one or more components that are available only from sole source suppliers.

      In addition, some of our components are custom parts produced to our specifications. For example, we have relied and will continue to rely on sole source semiconductor manufacturers to supply us with custom ASICs for use in our products. Additional components, such as the radio frequency tuner and some surface acoustic wave filters, are also procured from sole source suppliers. Any interruption in the operations of vendors of sole source parts could adversely affect our ability to meet our scheduled product deliveries to customers. We are dependent on semiconductor manufacturers and are affected by worldwide conditions in the semiconductor market. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships. Further, a significant increase in the price of one or more of these components could harm our gross margin or operating results.

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

There Are Many Risks Associated with International Operations.

      We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. International sales are subject to a number of risks, including the following:

•	changes in foreign government regulations and communications standards;

•	export license requirements, tariffs and taxes;

•	trade barriers;

•	difficulty in protecting intellectual property;

•	difficulty in collecting accounts receivable;

•	difficulty in managing foreign operations; and

•	political and economic instability.

      If our customers are affected by currency devaluations or general economic crises, such as the recent economic crises affecting many Asian and Latin American economies, their ability to purchase our products could be reduced significantly. Payment cycles for international customers typically are longer than those for customers in North America. Foreign countries may decide to prohibit, terminate or delay the construction of new broadband services infrastructures for a variety of reasons. These reasons include environmental issues, economic downturns, availability of favorable pricing for other communications services or the availability and cost of related equipment. Any action like this by foreign countries would reduce the market for our products.

      While we generally invoice our foreign sales in U.S. dollars, we do invoice our sales into Brazil in reals and our sales in Europe in euros. We currently do not engage in foreign currency hedging transactions. As we expand our international operations, payments to us in foreign currencies and our exposure to losses as the result of foreign currency fluctuations may increase. We may choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to those foreign customers could result in decreased sales.

We May Be Unable to Provide Adequate Customer Support.

      Our ability to achieve our planned sales growth and retain current and future customers will depend in part upon the quality of our customer support operations. Our customers generally require significant support and training with respect to our broadband products, particularly in the initial deployment and implementation stages. To date, our sales have been concentrated in a small number of customers. We have limited experience with widespread deployment of our products to a diverse customer base. We may not have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. Our inability to provide sufficient support to our customers could delay or prevent the successful deployment of our products. In addition, our failure to provide adequate support could harm our reputation and relationship with our customers and could prevent us from gaining new customers.

Our Industry Is Highly Competitive with Many Established Competitors.

      The market for our products is extremely competitive and is characterized by rapid technological change. Our direct competitors in the cable arena include Cisco Systems, ADC, Arris, Juniper Networks, Com21, Motorola, Nortel Networks, Thomson Consumer Electronics (which markets products under the brand name RCA), Samsung, Scientific-Atlanta and Toshiba. We also compete with companies that develop integrated circuits for broadband products, such as Broadcom, Conexant and Texas Instruments. In addition, we compete with companies in the DSL arena such as Alcatel, Siemens, Lucent, Nortel Networks, Efficient Networks, Zhone, Marconi, Charles Industries, Accelerated Networks and Integral Access. The principal competitive factors in our market include the following:

•	product performance, features and reliability;

•	price;

•	size and stability of operations;

•	breadth of product line;

•	sales and distribution capabilities;

•	technical support and service;

•	relationships with providers of service providers; and

•	compliance with industry standards.

      Some of these factors are outside of our control. The existing conditions in the market for broadband services could change rapidly and significantly as a result of technological advancements. The development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Our competitors may introduce products that are less costly, provide superior performance or achieve greater market acceptance than our products.

      Many of our current and potential competitors have greater financial, technical, marketing, distribution, customer support and other resources, as well as better name recognition and access to customers than we do. The widespread adoption of DOCSIS and other industry standards is likely to cause increased worldwide price competition, particularly in the North American market. We believe that the adoption of these standards have resulted in and are likely to continue to result in lower sales of our proprietary S-CDMA products. Any increased price competition or reduction in sales of our products, particularly our higher margin headend products, would result in downward pressure on our gross margin. These competitive pressures have and are likely to continue to adversely impact our business.

Our Business Is Dependent on the Internet and the Development of Internet Infrastructure.

      Our success depends on increased demand for high-speed Internet services for commercial use. Critical issues concerning the commercial use of the Internet remain largely unresolved and are likely to affect the development of the market for our products. These issues include security, reliability, cost, ease of access and quality of service. Our success also will depend on the growth of the use of the Internet by businesses for multimedia applications that require high bandwidth. The recent growth in the use of the Internet has caused frequent periods of performance degradation. This has required the upgrade of routers, telecommunications links and other components forming the infrastructure of the Internet by service providers and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of our products.

We Are Dependent on Key Personnel.

      Due to the specialized nature of our business, we are highly dependent on the continued service of, and on the ability to attract and retain, qualified engineering, sales, marketing and senior management personnel. The competition for some of these personnel is intense. The loss of any of these individuals may harm our business. In addition, if we are unable to hire qualified personnel as needed, we may be unable to adequately manage and grow our business.

      Highly skilled employees with the education and training that we require, especially employees with significant experience and expertise in both data networking and radio frequency design, are in high demand. We may be unable to continue to attract and retain qualified personnel necessary for the development of our business. We do not have “key person” insurance coverage for the loss of any of our employees. Any officer or employee can terminate his or her relationship with us at any time. Our employees are not bound by non-competition agreements with us.

Our Business Is Subject to the Risks of Product Returns, Product Liability and Product Defects.

      Products like ours are very complex and frequently contain undetected errors or failures, especially when first introduced or when new versions are released. Despite testing, errors may occur. The occurrence of errors could result in product returns and other losses to us and/or our customers. This occurrence could result in the loss of or delay in market acceptance of our products. We have limitation of liability provisions in our standard terms and conditions of sale. However, these terms and conditions may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. The sale and support of our products entails the risk of product liability claims. In addition, any failure by our products to properly perform could result in claims against us by our customers. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and management time and resources.

We May Be Unable to Adequately Protect or Enforce Our Intellectual Property Rights.

      We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. Even though we seek to establish and protect proprietary rights in our products, there are risks. Our pending patent applications may not be granted. Even if they are granted, the claims covered by the patent may be reduced from those included in our applications. Any patent might be subject to challenge in court and, whether or not challenged, might not be broad enough to prevent third parties from developing equivalent technologies or products without a license from us.

      We have entered into confidentiality and invention assignment agreements with our employees, and we enter into non-disclosure agreements with many of our suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. These contractual arrangements, as well as statutory protections, may not prove sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

      CableLabs’ DOCSIS 2.0 specification includes two modulation techniques, S-CDMA and A-TDMA. In connection with the development of the DOCSIS 2.0 specification by CableLabs, we entered into an agreement with CableLabs whereby we licensed to CableLabs any of our intellectual property rights to the extent that such rights may be asserted against a party desiring to design, manufacture or sell DOCSIS based products, including DOCSIS 2.0 based products. This license agreement grants to CableLabs the right to sublicense our intellectual property, including our intellectual property rights in our S-CDMA patents, to manufacturers that compete with us in the marketplace for DOCSIS based products.

      We pursue the registration of our trademarks in the United States and have applications pending to register several of our trademarks throughout the world. However, the laws of certain foreign countries might not protect our products or intellectual property rights to the same extent as the laws of the United States. Effective trademark, copyright, trade secret and patent protection may not be available in every country in which our products may be manufactured, marketed or sold.

Our Business And Our Customers Are Subject to Regulation.

      Our business and customers are subject to varying degrees of regulation by regulatory bodies in the United States and foreign countries. Although these regulations have not materially restricted our operations to date or the operations of our customers, future regulations applicable to our business or customers could be adopted. The adoption of future regulations may adversely affect our customers, our ability to sell our products and therefore our operating results.

Our Products Are Subject to Approvals and Certifications.

      In the United States, our products are required to meet certain safety requirements. For example, we are required to have our products certified by Underwriters Laboratory in order to meet federal requirements relating to electrical appliances to be used inside the home. Outside the United States, our products are subject to the regulatory requirements of each country in which the products are manufactured or sold. These requirements are likely to vary widely. We may be unable to obtain on a timely basis or at all the regulatory approvals that may be required for the manufacture, marketing and sale of our products. In addition to regulatory compliance, some cable operators require that our products be certified or qualified as having met DOCSIS or Euro-DOCSIS specifications.

We Are Vulnerable to Earthquakes, Power Outages and Other Unexpected Events.

      Our corporate headquarters, as well as the majority of our research and development activities and some manufacturing operations are located in California, an area known for seismic activity. In addition, the operations of some of our key suppliers are also located in this area and in other areas known for seismic activity, such as Taiwan. An earthquake, or other significant natural disaster, could result in an interruption in our business or the operations of one or more of our key suppliers. Such an interruption could harm our operating results. We may not carry sufficient business interruption insurance to compensate for any losses that we may sustain as a result of any natural disasters or other unexpected events.

Our Indebtedness Could Adversely Affect our Financial Condition; We May Incur Substantially More Debt.

      As of December 31, 2001, we had approximately $174.1 million of indebtedness outstanding. This high level of indebtedness may adversely affect our stockholders by:

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of our cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	placing us at a competitive disadvantage relative to our competitors with less debt.

      We may incur substantial additional debt in the future. The terms of our outstanding debt do not fully prohibit us from doing so. If new debt is added to our current levels, the related risks described above could intensify.

Our Stock Price Has Been and Is Likely to Continue To Be Highly Volatile.

      The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could be subject to extreme fluctuations in response to a variety of factors, including the following:

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations;

•	new products or services offered by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the broadband services industry;

•	changes in the economic performance and/or market valuations of Internet, online service or broadband service industries;

•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of industry standards and the inclusion or compatibility of our technology with such standards;

•	adverse or unfavorable publicity regarding us or our products;

•	additions or departures of key personnel;

•	sales of common stock; and

•	other events or factors that may be beyond our control.

      In addition, the stock markets in general, and the Nasdaq National Market and the market for broadband services and technology companies in particular, have experienced extreme price and volume volatility and a significant cumulative decline over the last year. This volatility and decline has affected many companies irrespective of or disproportionately to the operating performance of these companies. Additionally, industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance.

Item 7a.     Market Risk Disclosure Information

      Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 50 basis point increase in interest rates would result in an approximate $800,000 decline (less than 0.40%) in the fair value of our available-for-sale securities.

      Foreign Currency Risk. A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions from Belgium, United Kingdom, Hong Kong, Canada, and Israel. An adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $545,000. All of the potential changes noted above are based on sensitivity analyses performed on our financial positions at December 31, 2001. Actual results may differ materially.

Item 8.     Financial Statements and Supplementary Data

TERAYON COMMUNICATION SYSTEMS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Ernst & Young LLP, Independent Auditors	36
Consolidated Balance Sheets	37
Consolidated Statements of Operations	38
Consolidated Statements of Stockholders’ Equity	39-40
Consolidated Statements of Cash Flows	41
Notes to Consolidated Financial Statements	42-73

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Terayon Communication Systems, Inc.

      We have audited the accompanying consolidated balance sheets of Terayon Communication Systems, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terayon Communication Systems, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California

January 28, 2002

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$100,274	$347,015
Short-term investments	233,614	215,442
Accounts receivable, less allowance for doubtful accounts of $7,207 in 2001 and $6,542 in 2000	48,386	42,772
Accounts receivable from related parties	4,006	17,454
Other current receivables	7,476	32,027
Inventory	16,658	87,767
Other current assets	13,462	7,021

Total current assets	423,876	749,498
Property and equipment, net	25,279	33,533
Intangibles and other assets, net	17,491	643,696

Total assets	$466,646	$1,426,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,821	$123,994
Accrued payroll and related expenses	9,441	13,105
Deferred revenues	4,169	4,998
Warranty reserves	8,368	5,925
Accrued purchase price payable	—	14,138
Accrued restructuring charges	8,197	—
Accrued vendor cancellation charges	17,291	19,000
Other accrued liabilities	14,015	6,719
Current portion of long-term debt	3,273	10,853
Short-term debt	—	2,697
Current portion of capital lease obligations	126	131

Total current liabilities	107,701	201,560
Long-term debt	2,467	119
Long-term portion of capital lease obligations	233	358
Other long-term obligations	1,800	3,444
Convertible subordinated notes	174,141	500,000
Deferred tax liability	—	18,565
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000
Issued and outstanding shares — none in 2001 and 2000	—	—
Common stock, $0.001 par value:
Authorized shares — 200,000,000
Issued — 72,201,322 in 2001 and 67,431,261 in 2000
Outstanding — 72,073,483 in 2001 and 67,396,539 in 2000	73	68
Additional paid in capital	1,074,203	1,037,964
Accumulated deficit	(892,994)	(329,148)
Deferred compensation	(458)	(6,788)
Stockholders’ notes receivable	—	(3)
Treasury Stock, at cost; 127,839 shares in 2001 and 34,722 shares in 2000	(768)	(73)
Accumulated other comprehensive income	248	661

Total stockholders’ equity	180,304	702,681

Total liabilities and stockholders’ equity	$466,646	$1,426,727

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Revenues:
Product revenues	$227,036	$220,228	$57,345
Related party product revenues	52,445	119,321	39,664

Total revenues	279,481	339,549	97,009

Cost of goods sold:
Cost of product revenues	196,430	205,787	46,215
Cost of related party product revenues	33,181	64,744	25,829
Special charges	33,506	19,000	—

Total cost of goods sold	263,117	289,531	72,044

Gross profit	16,364	50,018	24,965
Operating expenses:
Research and development	79,927	68,270	17,579
Cost of product development assistance agreement	—	9,563	35,147
In-process research and development	—	30,535	14,600
Sales and marketing	55,701	45,261	15,727
General and administrative	31,309	24,809	7,476
Goodwill amortization	25,410	59,057	3,524
Restructuring costs and asset write-offs	587,149	—	—

Total operating expenses	779,496	237,495	94,053

Loss from operations	(763,132)	(187,477)	(69,088)
Interest income	18,132	19,794	5,101
Interest expense	(15,224)	(11,265)	(93)
Other expense	(2,864)	(1,819)	—

Loss before extraordinary gain and tax benefit	(763,088)	(180,767)	(64,080)
Income tax benefit	(13,915)	—	—

Loss before extraordinary gain	(749,173)	(180,767)	(64,080)
Extraordinary gain on early retirement of debt	185,327	—	—

Net loss	$(563,846)	$(180,767)	$(64,080)

Basic and diluted net loss per share before extraordinary gain	$(10.96)	$(2.95)	$(1.55)
Extraordinary gain on early retirement of debt	2.71	—	—

Basic and diluted net loss per share	$(8.25)	$(2.95)	$(1.55)

Shares used in computing historical basic and diluted net loss per share applicable to common stockholders	68,331	61,349	41,260

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock		Additional			Stockholders’	Other	Treasury Stock			Total
			Paid-in	Accumulated	Deferred	Notes	Comprehensive				Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Receivable	Income	Shares	Amount		Equity

	(In thousands, except share amounts)
Balance at December 31, 1998	32,916,242	$16	$114,594	$(84,301)	$(2,184)	$(22)	$		$		$28,103
Issuance of common stock, net issuance costs	4,203,892	2	75,123								75,125
Exercise of options for cash to purchase common stock	1,927,986	1	2,486								2,487
Exercise of common stock warrant for cash	6,000,000	3	19,497								19,500
Cash proceeds from payment on a Stockholder note receivable	—					16					16
Amortization of unearned compensation related to stock	—				631						631
Issuance of warrant to purchase common stock	—		35,587								35,587
Issuance of common stock for Employee Stock Purchase Plan	202,326		1,170								1,170
Compensation expense related to option acceleration for terminated employees			856								856
Compensation expense for common stock issued in exchange for services			61								61
Compensation expense for common stock issued in lieu of bonus	1,192		25								25
Acquisition of Imedia Corporation	1,714,814	1	106,737								106,738
Acquisition of Radwiz Limited	1,992,306	1	52,718								52,719
Comprehensive income:											—
Increase in unrealized gain on short-term investments	—						(283)				(283)
Net loss	—			(64,080)							(64,080)

Comprehensive loss											(64,363)

Balance at December 31, 1999	48,958,758	24	408,854	(148,381)	(1,553)	(6)	(283)				258,655

Exercise of option for cash to purchase common stock	1,935,675	3	14,180								14,183
Repurchase of common stock	(34,722)							34,722		(73)	(73)
Cash proceeds from payment on stockholders notes receivable						3					3
Unearned compensation related to stock options			3,497		(3,497)						—
Amortization of unearned compensation related to stock					3,465						3,465
Issuance of warrant to purchase common stock	—		44,143								44,143
Issuance of common stock for Employee Stock Purchase Plan	277,060		2,088								2,088
Issuance of common stock in relation to Stock Split		22	(22)								—
Cashless exercise of warrants	3,687,618	4	(4)								—
Acquisitions:											—
Telgate	4,440,000	4	95,969								95,973
ANE	1,404,552	2	83,475								83,477
Internet Telecom	377,380	1	46,473								46,474
Ultracom	536,766	1	58,637								58,638
Combox	1,547,770	2	98,782								98,784
Mainsail	2,969,062	3	162,556		(4,719)						157,840
Digitrans	762,133	1	15,320								15,321
True Chat	534,487	1	2,663		(484)						2,180
Purchase price adjustment on 1999 acquisitions			1,353								1,353
Comprehensive income:											—
Increase to unrealized gain on short-term investments							(153)				(153)
Cumulative translation adjustment							1,097				1,097
Net loss				(180,767)							(180,767)

Comprehensive loss											(179,823)

Balance at December 31, 2000	67,396,539	$68	$1,037,964	$(329,148)	$(6,788)	$(3)	$661	34,722		$(73)	$702,681

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

							Accumulated
	Common Stock		Additional			Stockholders’	Other	Treasury Stock		Total
			Paid-in	Accumulated	Deferred	Notes	Comprehensive			Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Receivable	Income	Shares	Amount	Equity

	(In thousands, except share amounts)
Exercise of option for cash to purchase common stock	2,507,582	$4	$12,494							$12,498
Repurchase of common stock	(93,117)							93,117	(695)	(695)
Issuance of options			719		(719)					—
Amortization of deferred compensation					5,815					5,815
Adjustments to deferred compensation due to employee terminations			(1,234)		1,234					—
Issuance of restricted common stock for services provided	275,250		1,237							1,237
Issuance of common stock for Employee Stock Purchase Plan	381,428		1,966							1,966
Issuance of warrants to purchase common stock			1,187							1,187
Issuance of common stock for tender offer	141,442		2,001							2,001
Issuance of common stock for retirement of debt	1,464,359	1	17,869							17,870
Cash proceeds from payment on stockholders notes receivable						3				3
Comprehensive income:										—
Increase to unrealized gain on short-term investments							208			208
Cumulative translation adjustment							(621)			(621)
Net loss				(563,846)						(563,846)

Comprehensive loss										(564,259)

Balance at December 31, 2001	72,073,483	$73	$1,074,203	$(892,994)	$(458)	$—	$248	127,839	$(768)	$180,304

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Operating activities:
Net loss	$(563,846)	$(180,767)	$(64,080)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	15,728	11,284	2,121
Write-off and amortization of intangible assets	619,157	106,305	6,089
In-process research and development	—	30,535	14,600
Amortization related to stock options	5,815	3,465	631
Compensation expense relating to issuance of common stock to employees	2,001	—	25
Loss on disposal of fixed assets	1,600	—	33
Extraordinary gain on early retirement of debt	(185,327)	—	—
Compensation expense for common stock issued in exchange for consulting services	1,237	—	61
Value of common and preferred stock warrants issued	505	9,563	35,587
Option acceleration related to a terminated employee	—	—	856
Changes in operating assets and liabilities:
Accounts receivable	(5,614)	(28,757)	(11,925)
Accounts receivable from related parties	13,448	(10,173)	(5,732)
Inventory	71,109	(82,776)	(1,041)
Other assets	16,606	(18,876)	(2,305)
Accounts payable	(81,173)	110,777	4,617
Accrued payroll and related expenses	(3,664)	7,167	3,463
Deferred revenues	(829)	457	4,541
Warranty reserves	2,443	3,240	1,621
Accrued restructuring charges	8,197	—	—
Accrued vendor cancellation charges	(1,709)	19,000	—
Other accrued liabilities	7,296	16,189	2,933
Deferred taxes	(18,565)	7,567	—
Current portion of long term debt	—	10,853	—
Other non-current liabilities	704	5,661	5

Net cash (used in) provided by operating activities	(94,881)	20,714	(7,900)

Investing activities:
Purchases of short-term investments	(402,653)	(376,108)	(217,323)
Proceeds from sales and maturities of short-term Investments	384,689	240,744	150,984
Purchases of property and equipment	(9,074)	(38,534)	(4,718)
Officer note receivable	—	—	100
Purchase of developed technology	—	—	(1,850)
Purchase of other assets	—	(17,969)	(508)
Cash received from acquisitions	—	—	2,659
Cash paid for acquisition of businesses	—	(14,848)	(250)
Pre-acquisition loan to Imedia	—	—	(1,800)

Net cash (used in) investing activities	(27,038)	(206,715)	(72,706)

Financing activities:
Principal payments on capital leases	(130)	(12)	(28)
Principal payments on long-term debt	(24,415)	—	—
Proceeds from long-term debt	—	484,429	43
Increase in other non-current liabilities	—	—	355
Exercise of options and warrant to purchase common stock	12,498	14,183	21,983
Payments on repurchase of common stock	(695)	(73)	—
Principal payments on stockholder notes receivable	3	3	16
Debt repurchase of convertible notes	(113,428)	—	—
Proceeds from issuance of common stock	1,966	2,088	76,293

Net cash (used in) provided by financing activities	(124,201)	500,618	98,662
Effect of exchange rate changes	(621)	—	—

Net decrease in cash and cash equivalents	(246,741)	314,617	18,056
Cash and cash equivalents at beginning of year	347,015	32,398	14,342
Cash and cash equivalents at end of year	$100,274	$347,015	$32,398

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$31	$—	$—
Cash paid for interest	$20,810	$365	$—
Supplemental noncash investing and financing activities:
Common shares issued for settlement of convertible debt	$17,900	$—	$—
Acquisition of businesses	$—	$565,228	$161,864
Deferred Compensation relating to common stock issued to non-employees	$684	—	$—
Reduction in deferred compensation due to termination of employees	$1,234	$—	$—
Issuance of warrants in connection with purchase of TrueChat	$682	$—	$—

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

      The Company develops, markets and sells equipment to cable television operators, telecom carriers and satellite network operators who use the Company’s products to deliver broadband voice, video and data services to residential and business subscribers.

Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

      For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. For the three years ended December 31, 2001, translation gains and losses were not significant.

Concentrations of Credit Risk, Customers, Suppliers, and Products

      The Company operates in two principal operating segments: Cable Broadband Access Systems (Cable) and Telecom Access Systems (Telecom). The Company sells primarily to customers within the cable and telecommunications industries, including related parties (see Note 13). The Company performs ongoing credit evaluations of its customers and generally requires no collateral. A relatively small number of customers account for a significant percentage of the Company’s revenues and accounts receivable. The Company expects that the sale of its products to a limited number of customers and resellers may continue to account for a high percentage of revenues for the foreseeable future.

      Currently, the Company relies on single source suppliers of materials and labor for the significant majority of its product inventory but is actively pursuing additional supplier alternatives. As a result, should the Company’s current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

      Substantially all of the Company’s revenues have been attributable to sales of the TeraLink and the TeraPro. These products are expected to account for a significant part of the Company’s revenues for the foreseeable future. As a result, a decline in demand for or failure to achieve broad market acceptance of the TeraLink or the TeraPro would adversely affect operating results.

      In addition, market acceptance of the Company’s products may be affected by the emergence and evolution of industry standards. While the Company expects its products to become compliant with industry standards, its inability to do so may adversely affect operating results.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company invests its excess cash in debt instruments of governmental agencies, and corporations with credit ratings of AA/ AA- or better or A1/ P1 or better, respectively. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

Revenue Recognition

      The Company sells its products directly to broadband access service providers, system resellers and distributors and recognizes revenue upon shipment to the customer when title is transferred. Revenues related to product sales are generally recognized when: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. The Company’s existing agreements with its system resellers and distributors do not contain price protection provisions and do not grant return rights beyond those provided by the Company’s standard warranty.

Research and Development Expenses

      Research and development expenses are charged to expense as incurred.

Shipping and Handling Costs

      Costs related to shipping and handling are included in cost of sales for all periods presented.

Advertising Expenses

      The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 2001 and 2000 were $2.3 million and $1.0 million, respectively. Advertising expenses were not significant in 1999.

      The Company has entered into co-marketing arrangements with Rogers Cablesystems, Inc. (“Rogers”), a related party (see Note 13) and Shaw Communications, Inc. (“Shaw”). Such amounts, totaling $7.5 million for Shaw and $2.9 million for Rogers, are included in other current assets. The Company may be required to charge such activities against revenues in accordance with EITF 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.”

Net Loss Per Share Applicable to Common Stockholders

      Historical basic and diluted net loss per share was computed using the weighted average number of common shares outstanding. Options, warrants, restricted stock and preferred stock were not included in the computation of historical diluted net loss per share because the effect would be antidilutive.

      Shares used in the calculation of historical basic and diluted net loss per share follows (in thousands, except per share data):

	Years Ended December 31,

	2001	2000	1999

Net loss	$(563,846)	$(180,767)	$(64,080)

Shares used in computing historical basic and diluted net loss per share	68,331	61,349	41,260
Historical basic and diluted net loss per share	$(8.25)	$(2.95)	$(1.55)

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options to purchase 20,007,686, 21,489,536 and 10,342,338 shares of common stock were outstanding at December 31, 2001, 2000 and 1999, respectively, and warrants to purchase 2,408,300, 2,072,318 and 4,072,318 shares of common stock were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted net loss per share, since the effect is antidilutive.

Derivative Financial Instruments

      As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). As a result of the adoption of SFAS 133, the Company will recognize all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or the intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedging accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair value of derivatives not qualifying as hedges are reported in income.

      As the Company had no derivative financial instruments outstanding as of December 31, 2001 or December 31, 2000, the adoption of SFAS 133 had no impact on the financial statements of the Company at December 31, 2001 or December 31, 2000.

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

      The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s short-term investments, which consist primarily of commercial paper, U.S. government and U.S. government agency obligations and fixed income corporate securities, are classified as available-for-sale and are carried at amortized cost which approximates fair market value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company had no material investments in equity securities at either December 31, 2001 or December 31, 2000.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

      Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	December 31,

	2001	2000

Finished goods	$6,433	$64,987
Work-in process	236	1,736
Raw materials	9,989	21,044

	$16,658	$87,767

Other Current Receivables

      As of December 31, 2001, other current receivables included approximately $5.2 million due from contract manufacturers for raw materials purchased from the Company.

Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases. The recoverability of the carrying amount of property and equipment is assessed based on estimated future undiscounted cash flows, and if an impairment exists, the charge to operations is measured as the excess of the carrying amount over the fair value of the assets. Based upon this method of assessing recoverability, the Company recorded $1.6 million in asset impairment during 2001 related to assets acquired in the purchase of Access Network Electronics Division of Tyco Electronics Corporation (“ANE”). No asset impairment occurred in 2000 or 1999.

      Property and equipment are as follows (in thousands):

	December 31,

	2001	2000

Software and computers	$25,328	$20,448
Furniture and equipment	29,754	25,708
Leasehold improvements	3,573	3,090
Automobiles	37	58
Construction in progress	4,805	5,119

	63,497	54,423
Accumulated depreciation and amortization	(38,218)	(20,890)

Property and equipment, net	$25,279	$33,533

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangibles and Other Assets

      Intangibles and other assets consisted of the following (in thousands):

	December 31,

	2001	2000

Goodwill	$3,072	$503,606
Assembled workforce	20,769	28,300
Other intangibles	—	202,730

	23,841	734,636
Accumulated amortization	(20,074)	(112,394)

Intangibles, net	3,767	622,242
Other assets	13,724	21,454

Total intangibles and other assets	$17,491	$643,696

      Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. During 2001, $0.7 million was added to goodwill relating to an increase in the purchase price of TrueChat (see Note 14) and $4.5 million was added to assembled workforce relating to retention payments in conjunction with the acquisition of ANE (see Note 14).

Impairment of Goodwill and Other Long-Lived Assets

      Goodwill and other long-lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company’s weighted average cost of capital, which represents the blended costs of debt and equity.

      During 2001, the Company recorded impairment charges for goodwill and other intangible assets (see Note 6).

Warranty Reserves

      The Company provides a standard warranty for most of its products, generally lasting one year from the date of purchase. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Reserve estimates are based on historical experience and expectation of future conditions.

Stock-Based Compensation

      The Company accounts for its employee stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and includes the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss)

      Accumulated other comprehensive income presented in the accompanying consolidated balance sheets and statements of stockholders’ equity consists of net unrealized gain on short-term investments and accumulated net foreign currency translation losses.

      The following are the components of comprehensive income (loss):

	2001	2000	1999

Net loss	$(563,846)	$(180,767)	$(64,080)
Cumulative translation adjustments	(621)	(153)	—
Change in unrealized gain (loss) on available-for-sale investments	208	1,097	(283)

Total comprehensive loss	$(564,259)	$(179,823)	$(64,363)

Reclassification

      Certain amounts reported in previous years have been reclassified to conform to the 2001 presentation.

Impact of Recently Issued Accounting Standards

      In August 2001, the Financial Accounting Standards Board issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. FAS No. 144 supercedes FAS No. 121, “Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction.” FAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of FAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The effect of adopting FAS No. 144 has been evaluated by the Company, and does not have a material adverse effect on Terayon’s financial position or results of operations.

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

      The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 will significantly reduce amortization expense that was approximately $25.4 million in fiscal 2001. The Company will reclassify identifiable intangible assets with indefinite lives, as defined by Statement 142, to goodwill at the date of adoption. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of 2002. Based on the preliminary unaudited analysis completed to date, we do not believe that the application of these statements will have an adverse material impact on the earnings and financial position of the Company.

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

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term Investments	Cost	Gains	Losses	Fair Value

	(In thousands)
Investments maturing in less than 1 year:
Commercial paper	$77,670	$24	$—	$77,694
Fixed income corporate securities	40,194	6	—	40,200
Government agency obligations	7,954	(6)	—	7,948

Total	$125,818	$24	$—	$125,842
Investments maturing in 1 - 2 years:
Fixed income corporate securities	31,276	568	—	31,844
Government agency obligations	75,498	430	—	75,928

Total	$106,774	$998	$—	$107,772

Total	$232,592	$1,022	$—	$233,614

	December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term Investments	Cost	Gains	Losses	Fair Value

	(In thousands)
Investments maturing in less than 1 year:
Commercial paper	$86,638	$—	$—	$86,638
Fixed income corporate securities	84,557	190	—	84,747
Government agency obligations	44,000	57	—	44,057

Total	$215,195	$247	$—	$215,442

      Realized gains and losses were insignificant for each of the years in the three year period ended December 31, 2001.

3.     Commitments

Leases

      The Company leases its facilities and certain equipment under operating leases. The operating leases for the Company’s facilities expire in 2002 and 2003. Rent expense was approximately $7,249,940, $4,165,600, and $1,013,000, for the years ended December 31, 2001, 2000, and 1999, respectively. In October 1999, the Company subleased the facilities formerly occupied by Imedia Corporation to a third party through 2003. Sublease rental income was approximately $90,914 and $243,600 for the years ended December 31, 2001 and

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 and $57,400 for the period from September 16, 1999 (acquisition date) to December 31, 1999. The lease was terminated in 2001.

      The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements included in property and equipment aggregated approximately $1,207,461 and $1,273,960 at December 31, 2001 and 2000, respectively. Related accumulated amortization was approximately $796,376 and $432,398 at December 31, 2001 and 2000, respectively. Amortization expense related to assets under capital leases is included in depreciation expense. The capital leases are secured by the related equipment and the Company is required to maintain liability and property damage insurance.

      Future minimum lease payments under noncancelable operating leases and capital leases are as follows (in thousands):

	December 31, 2001

	Operating Leases	Capital Leases

2002	$5,316	$154
2003	3,954	169
2004	3,160	80
2005	2,391	—

Total minimum payments	$14,821	403

Less amount representing interest		44

		359
Less current portion		126

Long term portion		$233

      There are no future minimum sublease payments to be received under noncancelable subleases due to the termination of the lease.

Purchase Obligations

      The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations require the Company to purchase minimum quantities of the suppliers’ products at a specified price. During fiscal year 2001, the Company recorded special charges of $33.5 million relating to vendor cancellation fees. As of December 31, 2001, the Company had approximately $58.7 million of purchase obligations, of which $17.3 million is included on the balance sheet as accrued vendor cancellation charges. The remaining obligations are expected to become payable at various times through mid-2003.

      As of December 31, 2001 the Company had $1.6 million in unused letters of credit outstanding.

Royalties

      The Company has purchased, through its acquisition of Radwiz Limited (“Radwiz”), certain technology that was developed by Radwiz and a former sister company utilizing funding provided by the Israeli Chief Scientist of the Ministry of Industry and Trade (“OCS”). The purchase of the technology was approved by the OCS. As a condition for this approval, the Company has committed to pay royalties to the Government of Israel on proceeds from sales of products based on this technology. Royalty rates are 3% - 5%. Royalties are payable from the commencement of sales of products based on the technology until the cumulative amount of the royalties paid and accrued by the Company equals 100% of the funding received from the OCS. The

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s total obligation for royalties, based on royalty-bearing government participations received or accrued, net of royalties paid or accrued, totaled approximately $2.0 million at December 31, 2001.

4.     Debt Obligations

      In connection with the acquisition of Mainsail Networks the Company assumed $3,520,000 Senior Secured Promissory Note. The note is secured by the general assets of Mainsail Networks and bears an interest rate equal to ten percent per annum. Interest accrued monthly. The promissory note was subsequently paid in full on April 30, 2001.

5.     Accrued Severance Pay

      Several of the Company’s subsidiaries are subject to Israeli law and labor agreements, under which they are required to make severance payments to dismissed employees and employees leaving its employment in certain other circumstances. The subsidiaries’ severance pay liability to its employees, which is calculated on the basis of the salary of each employee for the last month of the reported year multiplied by the years of such employee’s employment is included in the Company’s consolidated balance sheet on the accrual basis, and is partially funded by a purchase of insurance policies in the subsidiaries’ name. At December 31, 2001, approximately $1,800,000 for accrued severance pay was included in other long-term obligations. Approximately $1,115,000 relating to the amounts funded by the purchase of insurance policies was included in other assets at December 31, 2001.

6.     Restructuring Charges and Asset Write-offs

      The Company incurred restructuring charges in the amount of $12.7 million and a write-down of impaired assets in the amount of $1.6 million for the year ended December 31, 2001. The write-down of $1.6 million related to fixed assets acquired from ANE that were determined to have no remaining useful life. Of the total restructuring charges, $3.2 million relates to employee termination costs covering 293 technical, production and administrative employees. As of December 31, 2001, approximately 240 employees have been terminated and we paid approximately $2.0 million in termination costs. The remaining $9.5 million of restructuring charges relates primarily to costs for excess leased facilities. Included in the remaining $9.5 million are $3.4 million of charges incurred in the fourth quarter for revisions in estimates of excess facility charges. As of December 31, 2001, the Company paid approximately $2.5 million related to lease costs. At December 31, 2001, restructuring charges of $8.2 million remain accrued, primarily related to excess facility costs and employee terminations. The Company anticipates utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

      Restructuring costs are summarized below (in millions):

		Excess Leased
		Facilities and
	Involuntary	Cancelled
	Terminations	Contracts	Total

Balance at December 31, 2000	$0.0	$0.0	$0.0
Additions	3.2	9.5	12.7
Cash Payments	(2.0)	(2.5)	(4.5)

Balance at December 31, 2001	$1.2	$7.0	$8.2

      In March 2001, the Company evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of goodwill recorded on its balance sheet. Pursuant to accounting rules, the majority of the goodwill was recorded based on stock prices at the time acquisition agreements were executed

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and announced. Goodwill and other long-lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is based on the fair value of the assets, typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company’s weighted average cost of capital, which represents the blended costs of debt and equity.

      Downturns in the broadband services and telecommunications markets created unique circumstances with regard to the assessment of goodwill and other intangible assets for recoverability. As a result of management’s decision to suspend certain product lines and product development efforts during 2001, intangible assets totaling $163.1 million relating to certain acquisitions with no future value were written off. Further, the aforementioned downturns in the principal markets in which the Company continues to operate, have negatively impacted the forecasted revenues and cash flows from certain other businesses acquired during fiscal 1999 and 2000. As a result of these events, in accordance with the Company’s policy, the comparison of the undiscounted expected future cash flows to the carrying amount of the related intangible assets resulted in an impairment and accordingly the Company recorded a write-down of these assets related to both of the Company’s Cable and Telecom segments of $409.7 million during 2001 to reflect the fair value of such assets.

      During 2001, the Company recorded a deferred tax asset of approximately $4.0 million and corresponding reduction of goodwill, for the tax benefit of foreign net operating loss carryforwards relating to a previous acquisition. Due to the impairment write-off, the deferred tax asset, and remaining net deferred tax liability were also written-off.

7.     Convertible Subordinated Notes

      In July 2000, the Company issued $500 million of 5% Convertible Subordinated Notes due in August 2007 (the “Convertible Notes”) resulting in net proceeds to the Company of approximately $484.4 million. The Convertible Notes are the Company’s general unsecured obligation and are subordinated in right of payment to all existing and future senior indebtedness and to all of the liabilities of the Company’s subsidiaries. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. The Company may redeem some or all of the Convertible Notes at any time on or after October 24, 2000 and before August 7, 2003 at a redemption price of $1,000 per $1,000 principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, if the closing price of the Company’s stock exceeds 150% of the conversion price, or $126.01 for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice. The Company will also make an additional payment of $193.55 per $1,000 principal amount of Convertible Notes, less the amount of any interest actually paid on the Convertible Notes before the date of redemption. The Company may redeem the Notes at any time on or after August 7, 2003 at specified prices plus accrued and unpaid interest. Interest is payable semiannually. Debt issuance costs related to the Convertible Notes were approximately $15.6 million and are amortized over seven years. At December 31, 2001 amortization of debt issuance costs totaled $1.1 million.

      In 2001, the Company repurchased approximately $325.9 million of the Convertible Subordinated Notes for $113.4 million in cash and $17.9 million in stock, resulting in an extraordinary gain of approximately $185.3 million net of related unamortized issuance costs of $9.3 million.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Contingencies

Litigation

      In September 1999, a group of prospective investors in Imedia Corporation (Imedia), now our subsidiary, named Imedia as a defendant in an action alleging that Imedia breached its term sheet with the plaintiffs when Imedia negotiated its acquisition by us and, as a result, did not permit plaintiffs to invest in Imedia. The plaintiffs sought damages in excess of $12.0 million. The terms of the Imedia Agreement and Plan of Merger and Reorganization provided that shares of our common stock that were to be issued to the former shareholders of Imedia were placed in escrow to indemnify us for any damages that are directly or indirectly suffered by us as a result of plaintiffs’ claims. The value of the escrowed shares was approximately $10.0 million based on the market value of our common stock on or about the closing date of the acquisition.

      On or about September 5, 2000, the Company received an amended complaint (Complaint), Evergreen Canada Israel Management, Ltd. v. Imedia Corporation, pending in the Superior Court of the State of California. The Complaint alleged both (i) intentional interference with contractual relations and (ii) intentional interference with prospective economic advantage against the Company, claiming that the Company formed and operated a conspiracy to deprive plaintiffs of the opportunity to invest in Imedia. Plaintiffs argued that, prior to the Company’s purchase of the Imedia shares, the Company knew of an alleged, pre-existing financing agreement between the plaintiffs and Imedia that contained a “no shop” clause, prohibiting Imedia from seeking or obtaining financing from any other sources, including a prohibition against Imedia selling its own stock or engaging in related transactions that preceded the acquisition. The Company was subsequently served with the Complaint and filed a demurrer challenging the legal sufficiency of the two causes of action. Other defendants demurred also. The demurrer hearing was held on January 16, 2001. Prior to the Court issuing a final ruling at that hearing, the Plaintiffs agreed to amend their complaint. The Plaintiffs filed a second amended complaint and, in response, the Company filed demurrers challenging all the causes of action. The Company’s demurrer was heard on May 22, 2001, and the Court ruled that three contract claims and the tortuous interference with the prospective economic advantage claims should be dismissed. The Court also dismissed the two fraud claims with leave to amend.

      The Plaintiffs then filed a third amended complaint, and the defendants each filed demurrers and motions to strike challenging that pleading. The demurrers and motions to strike were argued in November 2001.

      Prior to a ruling on the demurrers and motions to strike, the parties entered into a settlement agreement in which Plaintiffs dismissed all claims with prejudice. The parties agreed that the settlement agreement would not be construed to be an admission of any liability on the part of the Company or any of the other defendants. The lawsuit was dismissed with prejudice in March 2002.

      Beginning in April 2000, several plaintiffs filed lawsuits against the Company and certain of its officers and directors in federal court. The plaintiff in the first of these lawsuits purported to represent a class whose members purchased our securities between February 2, 2000 and April 11, 2000. The complaint alleged that the defendants had violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. The allegations in the other lawsuits were substantially the same and, on August 24, 2000, all of these lawsuits were consolidated in the United States District Court, Northern District of California. The consolidated lawsuit is named In re Terayon Communication Systems, Inc. Securities Litigation. The court hearing the consolidated action has appointed lead plaintiffs and lead plaintiffs’ counsel pursuant to the Private Securities Litigation Reform Act.

      On September 21, 2000, the lead plaintiffs filed a consolidated class action complaint containing factual allegations nearly identical to those in the original lawsuits. The consolidated class action complaint, however, alleged claims on behalf of a class whose members purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000. On October 30, 2000, defendants moved to dismiss the consolidated class action complaint. On March 14, 2001, after defendants motion had been fully briefed and argued, the

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

court issued an order granting in part defendants’ motion and giving plaintiffs leave to file an amended complaint. On April 13, 2001, plaintiffs filed their first amended consolidated class action complaint. On June 15, 2001, defendants moved to dismiss this new complaint and oral argument on the motion occurred on December 17, 2001. The Company has not received an order from the court regarding the motion to dismiss argued on December 17, 2001.

      The lawsuit seeks an unspecified amount of damages, in addition to other forms of relief. The Company considers the lawsuits to be without merit and we intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

      On October 16, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib, and Raymond Fritz) in the superior court of San Luis Obispo County, California. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc (Bertram). The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of “all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants’ activity, and as the Court shall determine is not inconsistent with the exercise of the Court’s jurisdiction.” Plaintiffs seek equitable and injunctive relief. Defendants removed the Bertram case to the United States District Court, Central District of California and, on January 19, 2001, filed a motion to dismiss the complaint. A hearing on defendants’ motion was held March 26, 2001 and the court granted Defendants’ motion to dismiss the action and denied Plaintiffs’ motion requesting remand. On April 5, 2001, Defendants moved for an order requiring further proceedings, if any to take place in the Northern District of California. Plaintiffs did not oppose this motion and eventually entered into a stipulation to go forward in the Northern District. On July 9, 2001, a status conference was held in this case before Judge Patel. Plaintiffs did not appear for the conference, and the court requested that defendants submit an order dismissing the Bertram action with prejudice, which the defendants have submitted to the court. The Company believes that these allegations, as with the allegations in the federal securities case, are without merit and intends to contest the matter vigorously.

9.     Stockholders’ Equity

Public Offerings

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

Stockholder Rights Plan

      In February 2001, the Company’s Board of Directors approved the adoption of a Stockholder Rights Plan under which all stockholders of record as of February 20, 2001 received rights to purchase shares of a new series of Preferred Stock. The rights were distributed as a non-taxable dividend and will expire in ten years from the record date. The rights will be exercisable only if a person or group acquires 15 percent or more of the Company’s Common Stock or announces a tender offer for 15 percent or more of the Company’s Common Stock. If a person or group acquires 15 percent or more of the Company’s Common Stock, all rights holders

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

except the buyer will be entitled to acquire the Company’s Common Stock at a discount. The Board may terminate the Rights Plan at any time or redeem the rights prior to the time a person or group acquires more than 15 percent of the Company’s Common Stock.

Common Stock

      In February 2000, the Company’s board of directors approved a two-for-one split of the Company’s outstanding shares of common stock to be effected in the form of a stock dividend, subject to stockholder approval of an increase in the Company’s authorized shares of common stock. In April 2000, the Company’s stockholders approved an increase in the Company’s authorized shares to 200,000,000. The Company’s Board of Directors subsequently established the record date for the stock split as April 25, 2000 and the stock dividend was distributed on May 5, 2000. The changes in the capital structure resulting from the split were given retroactive effect in the consolidated financial statements.

      In June 2001, the Company issued 160,000 shares of the Company’s common stock to members of their Board of Advisors and recorded $595,000 in related compensation expense. The compensation expense was calculated using the closing price of the Company’s common stock on the date the stock was issued of $3.72 per share.

      In November 2001, the Company’s Board of Directors approved a tender offer which permitted employees and members of the Board of Directors the ability to exchange all unvested options granted with an exercise price per share equal to or greater than $9.00 for a common stock award. On December 6, 2001, 9,480,629 outstanding options were exchanged for 141,442 shares of common stock. The value of the common stock issued was $2,001,000, using the closing price of the Company’s common stock on the date of issuance of $14.15 per share, and was recorded as compensation expense in 2001.

      During 2001, the Company issued 115,250 shares of common stock to its employees, and recorded $642,000 in related compensation expense. The compensation expense was calculated using the closing price of the Company’s common stock on the date of issuance.

Common Stock Warrants

      In conjunction with a Series F convertible preferred stock financing in April 1998, the Company issued a warrant to purchase 6,000,000 shares of the Company’s common stock at an exercise price of $3.25 per share to Shaw Communications, Inc. (the “Shaw Warrant”). In addition, the Company issued a warrant (the “Anti-Dilution Warrant”) to purchase an indeterminate number of shares of common stock. The Anti-Dilution Warrant is exercisable at the option of Shaw Communications, Inc. (“Shaw”) during the period that Shaw owns equity in the Company and in the event the Company issues new equity securities at below the current market price defined in the Anti-Dilution warrant. The aggregate exercise price is $0.50. The Company issued certain equity securities that, as of December 31, 2001 and 1999, required the Company to issue an additional 35,982 and 33,936 warrants to purchase shares of common stock, respectively, pursuant to the Anti-Dilution warrant. During the year ended December 31, 2000 no equity securities were issued that resulted in the increase in the number of shares issuable pursuant to the Anti-Dilution warrant. The Company recorded expenses of approximately $226,000 and $439,000 relating to the issuance of warrants pursuant to the Anti-Dilution Warrant, in 2001 and 1999, respectively, and none in 2000. As of December 31, 2001, the Anti-Dilution Warrant was exercisable for an aggregate of 108,300 shares of the Company’s common stock.

      In March 1999, Shaw purchased 3,000,000 shares of the Company’s common stock at $3.25 per share and in November 1999 Shaw purchased an additional 3,000,000 shares of the Company’s common stock at $3.25 per share, resulting in net proceeds to the Company of $19.5 million. The shares were purchased pursuant to the exercise of the Shaw Warrant.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On March 18, 1999, the Company entered into a one-year Product Development Assistance Agreement (“Development Agreement”) with Rogers Communications Inc (“Rogers”). Under the terms of the Development Agreement, Rogers agreed to provide the Company assistance with the characterization and testing of the Company’s subscriber-end and head-end voice over cable equipment. In addition, Rogers agreed to provide the Company technology to assist the Company in connection with its efforts to develop high quality, field proven technology solutions that are DOCSIS (1.0, 1.1 and 1.2)-compliant and packet cable-compliant. In consideration of Rogers entering into the Development Agreement, the Company issued Rogers two fully vested and non-forfeitable warrants, each to purchase 2,000,000 shares of common stock. One warrant has an exercise price of $0.50 per share and one warrant has an exercise price of $18.50 per share. The warrants were exercisable in full or in part through March 31, 2000. The fair value of the two warrants was approximately $45,000,000 and resulted in a noncash charge included in operations over the term of the Product Development Assistance Agreement. As a result of the Development Agreement, the Company’s results of operations for the years ended December 31, 2000 and 1999 include noncash charges of $9.6 million and $35.1 million, respectively. In February 2000, Rogers exercised the warrants on a cashless basis, resulting in the issuance of 3,687,618 shares of the Company’s common stock and no proceeds to the Company.

      In October 1999, a customer of the Company entered into an agreement with Telegate Ltd. whereby the Customer committed to an investment in Telegate in connection with the acquisition of all the outstanding shares of Telegate by the Company. The Customer committed to provide this investment in the event that the acquisition of Telegate by the Company were not to have closed. In January 2000, the Company issued the customer a warrant to purchase 2,000,000 shares of the Company’s common stock at a price of $30.75 per share; the closing price of the Company’s common stock on the date the warrant was issued. The warrant is fully vested, non-forfeitable, and immediately exercisable and has a term of three years. The fair value of the warrant, determined as approximately $34,600,000 using the Black Scholes model, was included in the Telegate purchase price and was associated with the value of the customer relationship. The value of the warrant resulted in a non-cash charge to cost of goods sold to be amortized over the three- year term of the warrant. For the year ended December 31, 2001 and 2000, the Company incurred approximately $2,900,000 and $11,500,000 in amortization expense related to the Warrant, respectively. The Company did not record any related amortization expense in 1999. In the first quarter of 2001, the Company wrote-off the intangible assets relating to the purchase of Telegate (see Note 6).

      In February 2001, the Company issued a warrant to purchase 200,000 shares of the Company’s common stock at a price of $5.4375 per share, the closing price of the Company’s common stock on the date the warrant was issued, in connection with the December 2000 acquisition of TrueChat, Inc. Under terms of the warrant 100,000 shares are vested and exercisable immediately and the remaining 100,000 shares vest and become exercisable at the rate of  1/24 per month, beginning January 31, 2001. The fair value of the warrant of approximately $682,000 was calculated using the Black-Scholes method and was recorded as additional consideration relating to the purchase of TrueChat, Inc.

      In June 2001, the Company issued a fully vested, immediately exercisable, warrant to purchase 100,000 shares of the Company’s Common Stock at a price of $5.98 per share to Philips Semiconductors Inc. in consideration for the continuation of their strategic relationship with the Company. The fair value of the warrant, calculated using the Black Scholes method of approximately $280,000 was recorded as cost of goods sold during 2001.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Reserved

      Common stock reserved for issuance is as follows:

December 31,
2001

Common stock options	40,405,352
Common stock warrants	2,408,300
Employee stock purchase plan	539,186

43,352,838

Stock-Based Compensation

      In March 1995, the Board of Directors approved a stock option plan (the “1995 Plan”), that authorized shares for future issuance to be granted as options to purchase shares of the Company’s common stock. As of December 31, 2001 a total of 4,229,494 shares have been authorized for issuance related to the 1995 Plan.

      In February 1997, the Board of Directors approved an equity incentive plan (the “1997 Plan”), that authorized 2,100,000 shares for future issuance to be granted as options to purchase shares of the Company’s common stock. In June 1998, the Company’s Board of Directors authorized the adoption of the amended 1997 Plan, increasing the aggregate number of shares authorized for issuance under the 1997 Plan to 6,600,000 shares (4,500,000 additional shares). The amendment also provided for an increase to the authorized shares each year on January 1, starting with January 1, 1999, if the number of shares reserved for future issuance was less than five percent (5%) of the Company’s outstanding common stock, then the authorized shares would be increased to a balance equal to 5% of the common stock outstanding. There were no increases to the 1997 Plan in 1998 or 1999. On January 1, 2000, 2,384,528 shares were added to the 1997 Plan for a total of 8,984,528 shares.

      The 1997 Plan was amended on June 13, 2000 to increase the number of shares of common stock from 8,984,528 to 12,754,528 (3,770,000 additional shares) and to provide for an increase in the number of shares of common stock (“Evergreen Provision”) on January 1, 2000 through and including January 1, 2007, by the lesser of five percent (5%) of the common stock outstanding on such January 1 or 3,000,000 shares. On January 1, 2001, 3,000,000 shares were added to the 1997 plan pursuant to the evergreen provision.

      In June 1998, the Company’s Board of Directors authorized the adoption of the 1998 Non-Employee Directors’ Stock Option Plan (the “1998 Plan”), pursuant to which 400,000 shares of the Company’s common stock have been reserved for future issuance to non-employee directors of the Company.

      In September 1999, the Company’s Board of Directors authorized the adoption of the 1999 Non-Officers Equity Incentive Plan (the “1999 Plan”), pursuant to which 6,000,000 shares of the Company’s common stock have been reserved for future issuance to non-officer employees of the Company. In 2000, the Company’s Board of Directors amended the 1999 Plan to increase the number of authorized shares to 18,500,000. In 2001, the Company’s Board of Directors amended the 1999 Plan to increase the number of authorized shares to 28,500,000.

      At December 31, 2001, the total authorized number of shares under the 1995, 1997, 1998 and 1999 plans was 4,229,494, 15,754,528, 400,000 and 28,500,000 respectively. All Plans are administered by the Board of Directors.

      The 1995 and 1997 Plans provide for incentive stock options or nonqualified stock options to be issued to employees, directors, and consultants of the Company. Prices for incentive stock options may not be less than the fair market value of the common stock at the date of grant. Prices for nonqualified stock options may not be less than 85% of the fair market value of the common stock at the date of grant. Options are immediately

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercisable and vest over a period not to exceed five years from the date of grant. Any unvested stock issued is subject to repurchase by the Company at the original issuance price upon termination of the option holder’s employment. Unexercised options expire ten years after the date of grant.

      The 1998 Plan provides for non-discretionary nonqualified stock options to be issued to non-employee directors of the Company automatically as of the effective date of their election to the Board of Directors and annually following each Annual Stockholder meeting. Prices for nonqualified options may not be less than 100% of the fair market value of the common stock at the date of grant. Options vest and become exercisable over a period not to exceed three years from the date of grant. Unexercised options expire ten years after the date of grant.

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

      During the year ended December 31, 2001 and 2000, the Company recorded aggregate deferred compensation of approximately $35,000 and $3,500,000, respectively, representing the difference between the grant price and the deemed fair value of the Company’s common stock options granted during the period. The amortization of deferred compensation is being charged to operations and is being amortized over the vesting period of the options, which is typically five years. For the years ended December 31, 2001, 2000 and 1999, the amortization expense was approximately $456,000, $631,000 and $631,000, respectively.

      The following is a summary of additional information with respect to the 1995 Stock Option Plan, the 1997 Equity Incentive Plan, the 1998 Non-Employee Directors’ Stock Option Plan, the 1999 Non-Officer Equity Incentive Plan, outstanding options assumed by Terayon in conjunction with its business acquisitions of (see Note 14) and option grants made outside the Plans:

		Options Outstanding
		and Exercisable

	Options	Number	Weighted-Average
	Available	of	Exercise
	for Grant	Shares	Price

Balance at December 31, 1998.	4,157,483	5,382,468	$2.27
Options authorized	6,000,000	—	—
Options granted	(7,826,568)	7,826,568	$22.00
Options exercised	—	(1,927,986)	$1.73
Options canceled	938,712	(938,712)	$5.83

Balance at December 31, 1999.	3,269,627	10,342,338	$16.78
Options authorized	18,654,528	—	—
Options granted	(15,937,301)	15,937,301	$51.14
Options exercised	—	(1,936,867)	$7.26
Options canceled	2,853,236	(2,853,236)	$1.36

Balance at December 31, 2000	8,840,090	21,489,536	$39.27
Options authorized	13,000,000	—	—
Options granted	(22,925,565)	22,925,565	$6.25
Options exercised	—	(2,924,274)	$4.59
Options canceled	21,483,141	(21,483,141)	$35.99

Balance at December 31, 2001	20,397,666	20,007,686	$9.75

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2001:

	Options Outstanding and Exercisable

			Weighted-Average
	Number	Weighted-Average	Remaining
	of	Exercise	Contractual Life
Range of Exercise Prices	Shares	Price	(in Years)

$ 0.01 - $ 6.52	6,252,038	$4.65	8.69
$ 6.54 - $ 6.81	10,594,391	$6.81	9.13
$ 6.86 - $31.41	2,043,321	$20.25	8.29
$31.47 - $69.75	1,067,603	$43.82	8.23
$82.78 - $123.50	50,333	$112.12	8.21

Total	20,007,686

      At December 31, 2001, approximately 6,437,117 options issued and outstanding were exercisable and approximately 18,835 shares of common stock outstanding were subject to repurchase by the Company. Common stock subject to repurchase represents any unvested shares of common stock held by an optionholder which, upon termination of the optionholder’s employment, may be repurchased by the Company. Such shares are subject to repurchase at their original issuance price. Repurchased shares are recorded as Treasury stock.

      In June 1998, the Board of Directors approved, and the Company adopted, the 1998 Employee Stock Purchase Plan (the “ESPP”), which is designed to allow eligible employees of the Company to purchase shares of common stock at semiannual intervals through periodic payroll deductions. An aggregate of 1,400,000 shares of common stock has been reserved for the ESPP, and 860,814 shares have been issued through December 31, 2001. The Purchase Plan is implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can have up to 15% of their base salary deducted that is to be used to purchase shares of the common stock on specific dates determined by the Board of Directors (up to a maximum of $25,000 per year based upon the fair market value of the shares at the beginning date of the offering). The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date.

      The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock plans because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires the use of valuation models that were not developed for use in valuing employee stock instruments. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding net loss is required under FAS 123 and is calculated as if the Company had accounted for its employee stock options granted during the years ended December 31, 2001, 2000 and 1999 and for its ESPP shares to be issued under the fair value method of FAS 123. The fair value for employee stock options granted was estimated at the date of grant based on the Black-Scholes model using the following weighted average assumptions: risk-free interest rates of 4.50%, 5.98%, and 6.70%, for 2001, 2000, and 1999, respectively; no dividend yield; volatility factors of 1.50, 1.20, and 0.80 for 2001, 2000, and 1999, respectively and a weighted average expected life of the option of five years. The fair value for employee stock purchase plan shares to be issued was estimated using the following weighted average assumptions: risk-free interest rate of 4.14%, 6.35% and 6.71% for 2001, 2000 and 1999, respectively, no dividend yield, volatility factors of 1.50, 1.20, and 0.80 for 2001, 2000, and 1999, respectively and a weighted average expected life of the shares of six months.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As discussed above, the valuation models used under FAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock instruments.

      For purposes of pro forma disclosures, the estimated fair value of the options granted and ESPP shares to be issued is amortized to expense over their respective vesting periods. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company’s net loss applicable to common stockholders and net loss per share applicable to common stockholders would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Years Ended December 31,

	2001	2000	1999

Pro forma net loss	$(692,779)	$(300,666)	$(75,321)

Pro forma basic and diluted net loss per share	$(10.14)	$(4.90)	$(1.83)

      The pro forma impact of options granted and ESPP shares to be issued on the net loss applicable to common stockholders for the years ended December 31, 2001, 2000 and 1999 is not representative of the effects on net income (loss) for future years, as future years will include the effects of options vesting as well as the impact of multiple years of stock option grants.

      The options’ weighted average grant date fair value, which is the value assigned to the options under FAS 123, was $5.83, $43.81, and $28.31, for options granted during 2001, 2000, and 1999,respectively. The weighted average grant date fair value of ESPP shares to be issued was $3.99, $9.30 and $8.40 for the years ended December 31, 2001, 2000 and 1999, respectively.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Income Taxes

      For the year ended December 31, 2001, the Company had a benefit from Income Taxes of $13.9 million. Due to operating losses and the inability to recognize the benefits, there is no provision for income taxes for the years ended December 31, 2000 and 1999.

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Current:
Federal	$—	$—	$—
State	$—	$—	$—
Foreign	$831	$—	$—

Total current	$831	$—	$—
Deferred:
Federal	$—	$—	$—
State	$—	$—	$—
Foreign	$(14,746)	$—	$—

Total deferred	$(14,746)	$—	$—

Total	$(13,915)	$—	$—

      During 2001, the Company recorded a deferred tax asset of approximately $4.0 million and corresponding reduction of goodwill, for the tax benefit of foreign net operating loss carryforwards relating to a previous acquisition. Due to the impairment write-off, the deferred tax asset, and remaining net deferred tax liability were also written-off.

      The reconciliation of income tax benefit attributable to net loss applicable to common stockholders computed at the U.S. federal statutory rates to income tax benefit (in thousands):

	Years Ended December 31,

	2001	2000	1999

Tax benefit at U.S. statutory rate	$(197,346)	$(63,268)	$(22,428)
Goodwill amortization	2,849	19,405	1,233
In-process research and development	—	8,698	5,110
Loss for which no tax benefit is currently recognizable	179,338	34,529	16,085
Other, net	1,244	636	—

	$(13,915)	$—	$—

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows (in thousands):

	December 31,

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$130,321	$100,477
Tax credit carryforwards	13,047	6,808
Reserves and accruals	58,418	8,760
Capitalized research and development	7,580	4,232
Intangibles amortization	8,396	9,078
Deferred revenue	—	1,353
Other, net	610	994

Gross deferred tax assets	218,372	131,702
Valuation allowance	(218,372)	(131,702)

Total deferred tax assets	—	—
Deferred tax liabilities
Acquired intangibles	—	(18,565)

Net deferred tax liabilities	$—	$(18,565)

      Realization of deferred tax assets is dependent on future earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance has been established to reflect these uncertainties as of December 31, 2001 and 2000. The change in the valuation allowance was a net increase of approximately $86,670,000, $88,182,000, and $18,976,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Approximately $47,172,000 of the valuation allowance will be credited to equity when realized.

      As of December 31, 2001, the Company had federal, California and foreign net operating loss carryforwards of approximately $281,923,000, $126,338,000 and $111,283,000, respectively. The Company also had federal and California tax credit carryforwards of approximately $7,776,000 and $8,109,000, respectively. The federal and California net operating loss and credit carryforwards will expire at various dates beginning in the years 2002 through 2021, if not utilized. The foreign net operating losses have an unlimited carryover period.

      Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

11.     Segments of an Enterprise and Related Information

      The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM allocates resources to each segment based on their business prospects, competitive factors, revenues and operating results.

      The Company views its business as having two principal operating segments: Cable Broadband Access Systems (“Cable”) and Telecom Carrier Access Systems (“Telecom”). The Cable segment consists primarily of the TeraComm system, the CherryPicker Digital Video Management Systems, and the Multigate Telephony and Data Access Systems which are sold primarily to cable operators for the deployment of data,

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

video and voice services over the existing cable infrastructure. The Telecom segment consists primarily of the Miniplex DSL Systems, the IPTL Converged Voice and Data Service System and the Highlink, which are sold to providers of broadband services for the deployment of voice and data services over the existing copper wire infrastructure.

      Information on reportable segments is as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Cable Broadband Access Segment:
Revenues	$245,828	$303,524	$97,009
Operating loss	(465,435)	(132,643)	(69,088)
Total assets	455,836	902,262	301,236
Telecom Broadband Access Segment:
Revenues	33,653	36,025	—
Operating loss	(297,697)	(54,834)	—
Total assets	10,810	524,465	—
Total Revenues	$279,481	$339,549	$97,009
Operating loss:
Operating loss by reportable segments	$(763,132)	$(187,477)	$(69,088)
Unallocated amounts:
Interest and other income, net	44	6,710	5,008
Extraordinary gain	185,327	—	—
Tax Benefit	13,915	—	—

Net loss	$(563,846)	$(180,767)	$(64,080)

Geographic areas:
Revenues:
United States	$50,291	$83,974	$15,598
Canada	113,300	118,491	41,008
Europe and Israel	51,480	61,741	24,746
Asia	61,815	60,985	12,755
South America	2,595	14,358	2,902

Total	$279,481	$339,549	$97,009

Long-lived assets:
United States	$36,106	$339,559
Canada	256	—
Europe and Israel	4,145	337,493
Asia	243	177
South America	2,020	—

Total Long-lived assets	42,770	677,229
Total current assets	423,876	749,498

Total Assets	$466,646	$1,426,727

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Two customers, both related to Cable, accounted for 10% or more of total revenues (33% and 13%) for the year ended December 31, 2001. Three customers, all of which related to Cable, accounted for 10% or more of total revenues (17%, 17%, and 11%) for the year ended December 31, 2000. Four customers accounted for 10% or more of total revenues (24%, 17%, 14% and 11%) for the year ended December 31, 1999. No other customer accounted for more than 10% of revenues during these years.

12.     Defined Contribution Plan

      During 1995, the Company adopted a 401(k) Profit Sharing Plan and Trust that allows eligible employees to make contributions subject to certain limitations. The Company may make discretionary contributions based on profitability as determined by the Board of Directors. No amount was contributed by the Company to the plan during the years ended December 31, 2001, 2000, and 1999.

13.     Related Party Transactions

      During the years ended December 31, 2001, 2000 and 1999, the Company recognized revenue of $52,445,000, $119,321,000 and $39,664,000, respectively in connection with product shipments made to Shaw and Rogers, each of which has one representative on the Company’s Board of Directors and is a significant stockholder. Beginning in the third quarter of 2001, as Shaw was no longer a significant stockholder and the board member from Shaw resigned, Shaw was no longer considered a related party. Revenues from Shaw are not included as revenue from related parties after the second quarter of 2001, when Shaw ceased to be a related party. Cost of related party product revenues consists of direct product costs. Accounts receivable from Rogers totaled approximately $4,006,000 at December 31, 2001. At December 31, 2000, accounts receivable from Shaw and Rogers totaled approximately $17,454,000.

      On March 18, 1999, the Company entered into a Supply Agreement with Rogers, formerly Rogers Cablesystems Limited, a subsidiary of Rogers Communications. The Supply Agreement and the Development Agreement did not constitute a commitment to purchase or deploy any particular volume or quantity of the Company’s product. Such commitment was only made when a valid purchase order was issued to the Company. Under the Supply Agreement, the Company agreed to make available to Rogers its current TeraLink Gateway, TeraLink 1000 Master Controller, TeraPro Cable Modems and specified software. The Company also committed to certain product pricing and specifications. Under the terms of the Supply Agreement, Rogers retained the right to return to the Company all products purchased until certain conditions specified in the agreement were met by the Company. Accordingly, the Company did not recognize revenue on shipments to Rogers until the conditions specified in the Agreement were met or Rogers had waived the right to return the product. The Company deferred recognition of revenue for shipments to Rogers until the quarter ended September 30, 1999 when the first waiver was received from Rogers. The Company subsequently recognized revenue only to the extent that Rogers had waived the rights of return for such product. As of March 31, 2000, Rogers had waived all rights of return under the Supply Agreement; accordingly, the only rights of return that remain available to Rogers are those provided under the Company’s standard warranty policy. The Supply Agreement expired on April 1, 2000.

      During the years ended December 31, 1999, the Company incurred approximately $200,000 of expense related to consulting services performed by a member of the Company’s Board of Directors. There were no consulting services performed by any member of the Company’s Board of Directors during the year ended December 31, 2001 and 2000.

      During 2001, the Company paid to Rogers a total of approximately $2,920,000 for co-marketing activities (see Note 1).

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Business Combinations

      During 1999 and 2000, the Company completed a total of ten acquisitions. There were no acquisitions during 2001. Each of the acquisitions was accounted for under the purchase method of accounting. The respective purchase prices were allocated to the assets acquired and liabilities assumed based on a determination from an independent appraisal of their respective fair values. The methodologies used to value intangible assets acquired were consistently applied to each of the acquisitions.

      To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology.

      The value of the in-process research and development was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that is attributable to previously developed technology, the level of effort to date in the in-process research and development, the percentage of completion of the project and the level of risk associated with the in-process technology. The projects identified as in-process are those that were underway at each of the acquisitions at the time of the acquisition and that required additional efforts in order to establish technological feasibility. The value of in-process research and development was included in the Company’s results of operations during the period of the acquisition.

      The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting, hiring and training costs for each category of employee.

Imedia Corporation

      In July 1999, the Company entered into an Agreement and Plan of Reorganization (the “Agreement”) to acquire Imedia Corporation (“Imedia”), a California corporation. Imedia produces routing and re-multiplexing systems for digital video that enable cable operators to select and customize their program lineup for viewer preferences, while maximizing video capacity and quality over standards-based set-top boxes. The Imedia acquisition was completed on September 16, 1999 (the “Closing Date”).

      In accordance with the Agreement, the Company issued 1,714,814 shares of common stock and 309,256 options and warrants to purchase common stock to the vested and unvested optionholders and warrantholders of Imedia on the Closing Date.

      Tangible assets acquired principally include cash, accounts receivable and property and equipment. Liabilities assumed principally include accounts payable and accrued liabilities. At the Closing Date, the Company forgave Imedia’s note payable obligation of $1,000,000.

      The analysis of the expected future cash flows attributed to all existing technology resulted in a valuation of approximately $27,000,000 for developed technology that had reached technological feasibility and therefore was capitalizable.

      In-process technology acquired, valued at approximately $11,000,000, consists primarily of major additions to Imedia’s core technology, which was related to Imedia’s planned development of new features. The majority of the intended functionality of these new features was not supported by Imedia’s existing technology. Intended new features included offering high quality video service over the Internet and multiplexing data with video. Development of this technology was completed in 2001.

Radwiz Ltd.

      In October 1999, the Company entered into a Share Purchase Agreement to acquire Radwiz Ltd. (“Radwiz”), an Israeli company. Radwiz produced communication access systems based on high-speed IP

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

routing, integrated with telephony. Radwiz’s systems included both central office Digital Subscriber Line Access Multiplexers (DSLAMs) and customer premises equipment for small office, home office (SOHO) business broadband services. The Radwiz acquisition was completed on November 22, 1999.

      In accordance with the acquisition agreement, the Company paid $250,000 in cash and issued 1,992,306 shares of Terayon common stock to the former shareholders of Radwiz and issued options to purchase 267,959 shares of Terayon common stock to the unvested optionholders of Radwiz on the Closing Date. In addition, the unvested optionholders of Radwiz options also received options to purchase the Company’s common stock, the fair value of which was included in the purchase price.

      The approximate purchase price was determined to be $52,700,000. This represents the minimum purchase price, as specified in the acquisition agreement, to be issued to the shareholders and vested option holders of Radwiz ($50,000,000) plus the value of the options issued to unvested option holders of Radwiz ($2,700,000) based on the market value of the Company’s common stock on the date the acquisition was announced. Proceeds to be received from the Radwiz optionholders upon exercise of their options were not significant.

      Tangible assets acquired principally included cash, accounts receivable, inventory and property and equipment. Liabilities assumed included accounts payable and accrued liabilities.

      The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $29,850,000 for developed technology that had reached technological feasibility and therefore was capitalizable.

      In-process technology acquired in the transaction, valued at approximately $3,000,000 consists primarily of additions to Radwiz’s core technology, which is related to Radwiz’s planned development of new features. The majority of the intended functionality of these new features is not supported by Radwiz’s current technology. Intended new features include offering: end-to-end carrier quality of service; allowing access via an ATM network; and, providing ISDN line functionality. The Company completed most of this development work in 2001, and the Company decided to no longer pursue the ISDN line functionality.

Telegate Ltd.

      In October 1999, the Company entered into a Share Purchase Agreement (“Telegate Agreement”) to acquire Telegate Ltd (“Telegate”), an Israeli company. Telegate produces telephony and data access platforms that are deployed by service providers to deliver efficient carrier-class voice services over cable. Telegate also provides in-home networking capability for telephony and data, based on the Digital Enhanced Cordless Telephony (DECT) standard. The transaction was completed on January 2, 2000.

      In accordance with the Telegate Agreement, the Company issued 4,440,000 shares of common stock and paid approximately $2,500,000 in cash on January 2, 2000. The Company made an additional cash payment of approximately $858,000 during the third quarter of 2000. In addition, the Company issued a warrant to purchase 2,000,000 shares of the Company’s common stock, valued at approximately $34.6 million under the terms of an agreement between Telegate and a customer of the Company (See Note 9). The value of the warrant was included in the purchase price and was associated with the value of the customer relationship.

      Tangible assets acquired principally included cash, accounts receivable, inventory and property and equipment. Liabilities assumed principally included accounts payable and accrued liabilities.

      The value of the customer relationship was determined as the value of the warrant using the Black Scholes model. The warrant was fully vested, non-forfeitable, and immediately exercisable and has a term of three years. The value of the customer relationship is being amortized to cost of goods sold on a straight-line basis over a three-year period.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $21,500,000 for developed technology, that had reached technological feasibility and therefore was capitalizable.

      In-process technology acquired, valued at approximately $7,500,000, consisted primarily of major additions to Telegate’s core technology, which was related to Telegate’s planned development of new features. The majority of the intended functionality of these new features was not supported by Telegate’s current technology. Intended new features included: connection on demand functionality to extend the product’s ISDN compatibility; the ability to use cordless technology for either voice or data applications; and, a subscriber end unit that can be used in multi-dwelling units. During 2001, the Company decided to no longer pursue the cordless technology and the subscriber end unit technology.

Access Network Electronics Division of Tyco Electronics Corporation

      In February 2000, the Company entered into an Asset Purchase Agreement (the “ANE Agreement”) to acquire certain assets and assume certain liabilities of the Access Network Electronics Division (ANE) of Tyco Electronics Corporation, a subsidiary of Tyco International Ltd. ANE produces DSL (Digital Subscriber Line) systems that provide multiple phone lines over the existing copper telephony network. The transaction was completed on April 22, 2000.

      In accordance with the ANE Agreement, the Company issued 1,404,552 shares of common stock, valued at approximately $83,500,000 based on the maximum purchase price specified in the ANE Agreement. In addition, the Company agreed to establish an employee retention program for purposes of retaining certain identified employees of ANE. The retention program provides for up to 3 annual payments to the identified employees in a total amount of approximately $4,200,000 provided the employees remain employed by the Company. The retention payments are being charged to expense over the employees’ respective periods of service.

      Tangible assets acquired principally included accounts receivable, inventory and property and equipment. Liabilities assumed principally included accounts payable and warranty obligations. During 2001, the Company increased its intangible assets for assembled workforce by $4.5 million relating to retention payments in conjunction with the acquisition of ANE.

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

      In-process technology acquired in the transaction, valued at approximately $750,000, consisted primarily of additions to ANE’s core technology, which is related to ANE’s planned development of new features. A portion of the intended functionality of these new features is not supported by ANE’s current technology. The resultant technology is intended to allow the transmission from a 56Kbps modem without the loss of transmission rate. During 2001, the Company decided to no longer pursue the development of this technology.

Combox Ltd.

      In February 2000, the Company entered into a Share Purchase Agreement (the “Combox Agreement”) to acquire Combox Ltd (“Combox”), an Israeli company. Combox is a manufacturer of broadband data systems and satellite communications based on international standards. Combox’s cable data access systems conform to the growing EuroModem international specification, based on the Digital Video Broadcasting (DVB) standard. The transaction was completed on April 18, 2000.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with the Combox Agreement, the Company issued 1,547,770 shares of common stock and made a cash payment of approximately $250,000. In addition, the Company issued options to purchase common stock of the Company to the unvested option holders of Combox options. The approximate purchase price was determined as the value of Terayon’s common stock issued at closing ($92,000,000) and the value of the options to purchase Terayon’s shares issued to the unvested option holders ($6,800,000) based on the fair market value of Terayon’s common stock on the days immediately preceding and following the date the acquisition was announced. In addition, the cash payment of approximately $250,000 was included in the purchase price. Proceeds to be received from the option holders and warrant holders upon exercise are not significant.

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

      In-process technology acquired valued at approximately $8,000,000 consists primarily of additions to Combox’s core technology, which was related to Combox’s planned development of new features. A portion of the intended functionality of these new features was not supported by Combox’s current technology. During 2001, the Company decided to no longer pursue these new features.

Internet Telecom Ltd.

      In March 2000, the Company and Telegate, a subsidiary of the Company, entered into an Asset Purchase Agreement (“Internet Telecom Agreement”) under which Telegate agreed to purchase certain assets of Internet Telecom Ltd. (“Internet Telecom” or “IT”), an Israeli company. Internet Telecom is a supplier of PacketCable and other standards-based, voice-over-IP (“Internet Protocol”) systems and technologies. The transaction was completed on April 18, 2000.

      In accordance with the Internet Telecom Agreement, the Company issued 377,380 shares of common stock valued at approximately $46,000,000 based on the fair market value of the Company’s common stock on the days immediately preceding and following the announcement of the acquisition and issued options of 10,898 to purchase common stock of the Company to the unvested option holders of Internet Telecom and paid approximately $2,000,000 in cash. In addition, as a result of certain conditions in the Agreement with regards to the price of the Company’s common stock, an additional accrued purchase price payable of approximately $14.1 million is included in the consolidated balance sheet as of December 31, 2000. This amount was paid during 2001.

      The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $5,950,000 for developed technology, which had reached technological feasibility and therefore was capitalizable.

      In-process technology acquired, valued at approximately $2,550,000, consists primarily of additions to Internet Telecom’s core technology, which was related to Internet Telecom’s planned development of new features. A portion of the intended functionality of these new features was not supported by Internet Telecom’s current technology. During 2001, the Company decided to no longer develop the new features from Internet Telecom.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ultracom Ltd.

      In March 2000, the Company entered into a Share Purchase Agreement to acquire Ultracom Communication Holdings (1995) Ltd. (“Ultracom”), an Israeli company. Ultracom is a supplier of broadband systems-on-silicon. The transaction was completed on April 19, 2000.

      In accordance with the Ultracom Agreement, the Company issued 536,766 shares of common stock, made a cash payment of approximately $245,000 and issued 14,403 options to purchase common stock of the Company to the shareholders and unvested option holders of Ultracom options. The approximate purchase price was determined as the value of Terayon’s common stock issued at the closing ($57,600,000) and the value of the options to purchase Terayon’s shares issued to the unvested option holders ($578,000) based on the fair market value of Terayon’s common stock on the days immediately preceding and following the date the acquisition was announced. In addition, the cash payment of approximately $245,000 is included in the purchase price.

      Tangible assets acquired principally included cash and cash equivalents, accounts receivable and property and equipment. Liabilities assumed principally included long-term debt, accounts payable and accrued liabilities.

      The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $1,050,000 for developed technology that had reached technological feasibility and therefore was capitalizable.

      In-process technology acquired, valued at approximately $1,800,000, consisted primarily of additions to Ultracom’s core technology, which is related to Ultracom’s planned development of new features. A portion of the intended functionality of these new features was not supported by Ultracom’s current technology. During 2001, the Company determined that it would no longer continue development on the Ultracom technology.

Mainsail Networks

      In August 2000, the Company entered into an Agreement and Plan of Merger and Reorganization to acquire Mainsail Networks, Inc. (“Mainsail”). Mainsail develops and markets next-generation broadband networks that enable telecommunications carriers to deliver multiple services over a single network infrastructure. The transaction was completed on September 29, 2000.

      In accordance with the Mainsail Agreement, the Company issued 2,969,062 shares of common stock and 138,193 options to purchase shares of common stock to the Mainsail shareholders and option holders. The approximate purchase price was determined based on the fair market value of Terayon’s common stock on the days immediately preceding and following the date the acquisition was announced ($171,275,000) less the intrinsic value of the unvested options recorded as deferred compensation ($4,719,000). Deferred compensation is amortized over the option holders’ vesting period.

      Tangible assets acquired principally included cash, inventory and property and equipment. Liabilities assumed principally included accounts payable, accrued liabilities and notes payable.

      The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $49,000,000 for developed technology that had reached technological feasibility and therefore was capitalizable.

      In-process technology acquired, valued at approximately $5,000,000, consisted primarily of additions to Mainsail’s core technology, which is related to Mainsail’s planned development of new features. A portion of the intended functionality of these new features was not supported by Mainsail’s current technology. The resultant technology was intended to provide a high capacity CPE (customer premise equipment) and low cost gateway. This development was completed in 2001.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Digitrans

      On September 27, 2000, the Company acquired Digital Transmission Equipment (“Digitrans”) pursuant to the terms of a Stock Purchase Agreement between the Company and the former owner of Digitrans. Digitrans develops, markets and sells digital equipment solutions that enable broadcasters, satellite operators and cable television system operators to optimize network services.

      In accordance with the Digitrans Agreement, the Company issued 394,329 shares of common stock. The approximate purchase price was $15,921,000 based on the fair market value of Terayon’s common stock on the days immediately preceding and following the date the acquisition was announced. In addition, as a result of certain conditions stipulated in the Agreement with regards with the price of the Company’s common stock, the company issued 367,804 additional shares of common stock to the former owner of Digitrans.

      Tangible assets acquired principally included cash and cash equivalents, accounts receivable and property and equipment. Liabilities assumed principally included long-term debt, accounts payable and accrued liabilities.

      The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $550,000 for developed technology that had reached technological feasibility and therefore was capitalizable.

      In-process technology acquired, valued at approximately $4,950,000, consists primarily of additions to Digitrans’ core technology, which was related to Digitrans’ planned development of new features. A portion of the intended functionality of these new features was not supported by Digitrans’ current technology. Intended new features included system on chip solutions for DOCSIS and DVB/ DAVIC cable modems. During 2001, the Company decided not to pursue these development efforts.

TrueChat

      On December 22, 2000, the Company, acquired TrueChat, Inc., (“TrueChat”), pursuant to the terms of an Agreement and Plan of Merger and Reorganization. TrueChat develops communication systems that enable multimedia teleconferencing and provide increased control over teleconference parameters.

      In accordance with the TrueChat Agreement the Company issued 534,487 shares of common stock and made a cash payment of $209,928. In addition, the former option holders of TrueChat received options to purchase 126,061 shares of the Company’s common stock. Deferred compensation relating to the options is amortized over the option holders’ vesting period. Approximately $2.4 million of goodwill was recorded as part of this transaction. In addition, during 2001, the Company added $0.7 million to goodwill in conjunction with warrants issued subsequent to the acquisition (see Note 9).

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the purchase price allocations pertaining to the above acquisitions and the amortization periods of the intangible assets acquired is as follows (in thousands):

2000 Acquisitions:	Telegate	ANE	Combox	IT	Ultracom	Mainsail	Digitrans	TrueChat

Approximate purchase price Purchase price	$130,553	$83,477	$98,784	$62,265	$57,621	$166,556	$15,921	$2,664
Transaction and other direct acquisition costs	4,483	265	672	1,486	598	2,641	116	210

	$135,036	$83,742	$99,456	$63,751	$58,219	$169,197	$16,037	$2,874

Allocation of purchase price:
Historical net tangible assets acquired	$(5,580)	$14,145	$2,308		$1,116	$(15)	$306
Convertible loans	12,482

	6,902	14,145	2,308	—	1,116	(15)	306	—

Intangible assets acquired:
Customer relationship or base	34,580	2,400
Developed technology	21,500	12,600	12,500	5,950	1,050	49,000	550
Assembled workforce	4,200	12,200	1,100	500	1,100	2,800	1,100
Trademark		600
In-process research and development	7,500	750	8,000	2,550	1,800	5,000	4,950
Goodwill	66,382	44,047	80,444	54,751	53,927	107,692	9,131	2,390
Deferred tax liability	(6,028)		(4,896)		(774)
Deferred compensation						4,719		484

	$135,036	$86,742	$99,456	$63,751	$58,219	$169,196	$16,037	$2,874

Amortization period (in years):
Customer relationship or base	3	5
Developed technology	6	5	5	6	6	5	5
Assembled workforce	2	2	2	2	2	2	2
Trademark		5
Goodwill	6	5	5	6	6	5	5	5
Deferred compensation						1.5		1.5

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Acquisitions:	Imedia	Radwiz

Approximate purchase price:
Purchase price	$106,347	$52,667
Transaction and other direct acquisition costs	2,345	1,086

	$108,692	$53,753

Allocation of purchase price:
Historical net tangible assets acquired	$(355)	$3,058
Forgiveness of note payable	1,000

	645	3,058

Intangible assets acquired:
Developed technology	27,000	29,850
Assembled workforce	2,500	2,800
Trademark	4,000	1,150
In-process research and development	11,000	3,600
Goodwill	63,547	24,293
Deferred tax liability		(10,998)

	$108,692	$53,753

Amortization period (in years):
Developed technology	6	6
Assembled workforce	2	2
Trademark	6	6
Goodwill	6	6

      As discussed in Note 6, the Company recorded impairment losses of approximately $572.8 million of intangible assets relating to these acquisitions. Approximately $3.8 million of intangible assets remained at December 31, 2001.

Pro Forma Financial Results

      The following selected unaudited pro forma combined results of operations for the year ended December 31, 2000 of the Company, Telegate, Combox, Ultracom, ANE, Internet Telecom, Mainsail, Digitrans and TrueChat have been prepared assuming that the acquisitions occurred at the beginning of the period presented. The following selected unaudited pro forma combined results of operations for the year ended December 31, 1999 of the Company, Radwiz and Imedia have been prepared assuming that the acquisitions occurred at the beginning of the period presented. The following selected unaudited pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisitions

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been completed at the beginning of the period indicated nor is it indicative of future operating results (in thousands, except per share data):

	Year Ended	Year Ended
	December 31,	December 31,
	2000	1999

Revenues	$358,559	$189,213
Net loss(1)	$(71,343)	$(40,728)
Net loss per share(1)	$(1.16)	$(0.70)
Shares used in calculation of net loss per share	61,349	58,416

(1)	Net loss and net loss per share excludes approximately $30,535,000 of in-process research and development charges for the years ended December 31, 2000.

17.     Subsequent Events (Unaudited)

      As discussed in Note 8, the Plaintiffs in the complaint Evergreen Canada Israel Management, Ltd. v Imedia Corporation voluntarily dismissed the complaint on March 7, 2002, and the lawsuit was dismissed with prejudice.

18.     Unaudited Quarterly Financial Data

      Summarized quarterly financial data for 2001 and 2000 is as follows (in thousands, except per share data):

	Quarter

2001	First	Second	Third	Fourth

Revenues	$53,984	$65,733	$79,603	$80,161
Gross profit (loss)(4)	(869)	(15,731)	10,368	22,445
Restructuring costs and asset write-offs(2)	(574,744)	(2,549)	(5,301)	(3,449)
Net Loss before extraordinary gain	(629,694)	(62,504)	(38,752)	(18,223)
Extraordinary gain on early retirement of debt(3)	121,494	—	51,834	11,999
Net profit (loss)	(508,200)	(62,504)	13,082	(6,224)
Basic and diluted loss per common share before extraordinary gain(1)	$(9.33)	$(0.93)	$(0.57)	$(0.26)
Extraordinary gain on early retirement of debt per share, basic and diluted(3)	$1.80	—	$0.76	$0.17
Basic and diluted loss per share after extraordinary gain	$(7.53)	$(0.93)	$0.19	$(0.09)

	Quarter

2000	First	Second	Third	Fourth

Revenues	$59,337	$92,019	$125,301	$62,892
Gross profit (loss)(5)	15,389	25,519	34,170	(25,060)
Net Loss	(28,394)	(34,364)	(26,454)	(91,555)
Net Loss per share, basic and diluted(1)	$(0.52)	$(0.57)	$(0.43)	$(1.38)

(1)	Earnings per share are computed independently for each of the quarters presented. The sum of the quarterly earnings per share in 2001 and 2000 does not equal the total computed for the year due to changes in shares outstanding and rounding.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	See Note 6 of Notes to Consolidated Financial Statements for an explanation for restructuring and asset write-offs.

(3)	See Note 7 of Notes to Consolidated Financial Statements for an explanation of the repurchase of subordinated convertible notes.

(4)	The gross profit (loss) includes the effect of special charges of none in the first quarter of 2001, $28,704,000 in the second quarter of 2001, $6,424,000 in the third quarter of 2001 and ($1,622,000) in the fourth quarter of 2001.

(5)	The gross profit (loss) includes the effect of special charges of $19,000,000 in the fourth quarter of 2000 and none in any other quarter presented.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      Not applicable.

PART III

Item 10.     Directors and Officers of the Registrant

      Certain information regarding our executive officers and directors as of March 28, 2002, is set forth below.

Name	Age	Position

Zaki Rakib(2)	43	Chief Executive Officer, Secretary and Director
Shlomo Rakib	45	Chairman of the Board, President, Chief Technical Officer and Director
Carol Lustenader(3)	47	Chief Financial Officer
Ray Fritz(4)	56	Chief Financial Officer
Alek Krstajic	38	Director
Christopher J. Schaepe(1)(2)	38	Director
Lewis Solomon(1)	68	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Chief Financial Officer as of November 1, 2001

(4)	Chief Financial Officer until November 1, 2001

      The Board of Directors (Board) is divided into three classes, each having a three-year term. Mr. Krstajic and Mr. Solomon are Class I directors, whose terms expire in 2002. Mr. Shlomo Rakib are Class II directors, whose terms expire in 2003. Mr. Schaepe and Dr. Zaki Rakib are Class III directors, whose terms expire in 2001.

      Zaki Rakib co-founded Terayon Communication Systems, Inc. (Company) and has served as Chief Executive Officer, Secretary and as a director of the Board since January 1993. From January 1993 to July 1998, Dr. Rakib also served as our Chief Financial Officer. Prior to co-founding the Company, Dr. Rakib served as Director of Engineering for Cadence Design Systems, an electronic design automation software company, from 1990 to 1994. Prior to joining Cadence, Dr. Rakib was Vice President of Engineering at Helios Software, which was acquired by Cadence in 1990. Dr. Rakib is a director of a privately held company. Dr. Rakib holds B.S., M.S. and Ph.D. degrees in engineering from Ben-Gurion University in Israel. Dr. Rakib is the brother of Shlomo Rakib, our Chairman of the Board, President and Chief Technical Officer and a director on the Board.

      Shlomo Rakib co-founded the Company in 1993 and has served as Chairman of the Board and President since January 1993 and as Chief Technical Officer since February 1995. Prior to co-founding the Company, Mr. Rakib served as Chief Engineer at PhaseCom, Inc. a communications products company, from 1981 to 1993, where he pioneered the development of data and telephony applications over cable. Mr. Rakib is the inventor of several patented technologies in the area of data and telephony applications over cable. Mr. Rakib is a director of a privately held company. Mr. Rakib holds a B.S.E.E. degree from Technion University in Israel. Mr. Rakib is the brother of Zaki Rakib, our Chief Executive Officer, Secretary and a director on the Board.

      Ray M. Fritz retired from his position as our Chief Financial Officer in October 2001. Mr. Fritz served as our Chief Financial Officer from July 1998 until October 2001. From December 1997 to July 1998, Mr. Fritz was Vice President of Finance and Operations and Chief Financial Officer of Gigalabs Inc., a provider of high performance input/output switching solutions. From August 1994 until August 1997, Mr. Fritz was with

Clarify, Inc. a provider of front office automation systems, as its Vice President, Finance and Operations and Chief Financial Officer. From May 1990 to August 1994, he served as Director, Finance of Synopsys, Inc., an electronics design automation company, and from April 1986 to May 1990, Mr. Fritz served as Vice President and Controller of LSI Logic Corporation, a semiconductor company. Prior to that, he held a variety of finance positions with Xerox Corporation, The Singer Company and Shell Oil Company. Mr. Fritz is a director of a couple privately held companies. Mr. Fritz holds a B.S. degree in finance/ business administration from Benedictine College, a M.B.A. degree from Atlanta University and a M.S. degree in tax from Golden Gate University.

      Carol Lustenader joined us in March 1999 as Director of Finance (Financial Planning and Analysis) and was later promoted to Group Director, Financial Planning and Analysis and then Vice President of Finance. In November 2001, she was promoted to Chief Financial Officer. Prior to joining us, from December 1997 to October 1998, Ms. Lustenader was Manager of Financial Planning, Corporate Controller and Chief Financial Officer of GigaLabs, Inc., a provider of high performance input/ output switching solutions. From August 1995 until December 1997, Ms. Lustenader was Manager of Financial Planning and Analysis at Clarify, Inc., a provider of front office automation systems. Prior to that, Ms. Lustenader held a variety of senior financial management positions at Nellcor Puritan Bennett Incorporation, Pyramid Technology Corporation and Xerox Corporation. Ms. Lustenader holds a B.A. in Music from Wells College and a M.B.A. degree from the University of Rochester.

      Alek Krstajic has served as a director on our Board since July 1999. Mr. Krstajic is the Senior Vice President Interactive Services, Sales and Product Development for Rogers Communications, Inc. (Rogers), and has held a variety of senior management positions at Rogers since 1994. Mr. Krstajic is a director of several privately held companies. Mr. Krstajic holds a B.A. degree in economics from the University of Toronto in Canada and attended the executive educational program at Wharton School of Business at the University of Pennsylvania.

      Christopher J. Schaepe has served as a director on our Board since March 1995. Mr. Schaepe is a General Partner of Lightspeed Venture Partners, a technology-focused venture capital firm specializing in early stage communications and Internet software infrastructure investments. From October 1991 until October 2000, he served as a General Partner of Weiss, Peck & Greer Venture Partners. In October 2000, Weiss, Peck & Greer Venture Partners became Lightspeed Venture Partners, an entity independent of Weiss, Peck & Greer, L.L.C. Mr. Schaepe continues to serve as a Managing Director of Weiss, Peck & Greer, L.L.C., a technology-focused venture capital firm. From July 1986 to July 1989, Mr. Schaepe served in corporate finance and capital markets roles at Goldman, Sachs & Company after his employment as a software engineer at IBM Corporation. He is a director of several privately held companies. Mr. Schaepe holds B.S. and M.S. degrees in computer science from the Massachusetts Institute of Technology and an M.B.A. degree from Stanford Business School.

      Lewis Solomon has served as a director on our Board since March 1995. Mr. Solomon has been a principal of G&L Investments, a consulting firm, since 1989 and currently serves as Chief Executive Officer and Chairman of the Board of Broadband Services, Inc. From 1983 to 1988, he served as Executive Vice President at Alan Patricof Associates, a venture capital firm focused on high technology, biotechnology and communications industries. Prior to that, Mr. Solomon served in various capacities with General Instrument Corporation, most recently as Senior Vice President. From April 1986 to January 1997, he served as Chairman of the Board of Cybernetic Services, Inc., a LED systems manufacturer, which commenced a Chapter 7 bankruptcy proceeding in April 1997. Mr. Solomon serves on the boards of Anadigics, Inc. a manufacturer of integrated circuits; Harmonic, Inc., a manufacturer of digital and fiberoptic systems; and Artesyn Technologies, Inc. a power supply and power converter supply company. Mr. Solomon also serves on the boards of several privately held companies.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (Section 16(a)), requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and report of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

      To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10 percent beneficial owners were complied with except: (i) Mr. Krstajic filed two late reports covering two transactions and (ii) Mr. Schaepe filed one late report covering one transaction. Dr. Rakib, Mr. Rakib, Mr. Stevens and Ms. Lustenader each had one late report covering one transaction that resulted from an immaterial error on the initial filing that was corrected.

Item 11.     Executive Compensation

      The information required by this Item is incorporated by reference to the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to the Proxy Statement.

Item 13.     Certain Relationship and Related Transactions

      The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report on Form 10-K:

1. Consolidated Financial Statements. The following consolidated financial statements of Terayon Communication Systems, Inc. and related Independent Auditors’ Report are filed as part of this report of Form 10-K:

           * Independent Auditors’ Report.

           * Consolidated Balance Sheets, as of December 31, 2001 and 2000.

*	Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity (Net Capital Deficiency), Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999.

2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedules of Terayon Communication Systems, Inc. are filed as part of this report on Form 10-K and should be read in conjunction with the Consolidated Financial statements of Terayon Communication Systems, Inc:

*	Schedule II of Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999.

Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

3. Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this report on Form 10-K.

      (b) Reports on Form 8-K.

      None.

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1		Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(7)
3.2		Bylaws of Terayon Communication Systems, Inc.(2)
3.3		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(7)
3.4		Certificate of Designation of Series A Junior Participating Preferred Stock.(9)
4.1		Specimen Common Stock Certificate.(2)
4.2		Amended and Restated Information and Registration Rights Agreement dated April 6, 1998.(2)
4.3		Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(8)
4.4		Registration Rights Agreement by and among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(8)
4.5		Indenture between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A. dated July 26, 2000.(8)
10.1		Form of Indemnity Agreement between Terayon Communication Systems, Inc. and each of its directors and officers.(2)
10.2		1995 Stock Option Plan, as amended on March 26, 1996.(2)
10.3		1997 Equity Incentive Plan, as amended on July 31, 2000.
10.4		1998 Employee Stock Purchase Plan, as amended on July 31, 2000.(9)
10.5		1998 Non-Employee Directors Stock Option Plan.(2)
10.6		1998 Employee Stock Purchase Plan Offering for Foreign Employees, adopted July 31, 2000.(9)
10.7		Anti-Dilution Warrant to Purchase Shares of Common Stock dated April 6, 1998 issued to Shaw Communications Inc.(2)
10.8		Lease Agreement dated April 20, 1998 between Imedia Corporation and Martin CL Associate, L.P.(5)
10.9		Sublease Agreement dated November 15, 1999 between Imedia Corporation and ISP Channel, Inc.(5)
10.1	0	1999 Non-Officer Equity Incentive Plan, as amended February 14, 2001.(9)
10.1	1	Form of Non-Statutory Stock Option Agreement Used in Connection with the 1999 Non-Officer Equity Incentive Plan.(6)
10.1	2	Real Property Lease, dated March 1, 1990, among Menlo Business Park and Raychem Corporation.(10)
10.1	3	Assignment and Guarantee Agreement, dated April 21, 2000, by and between Terayon Communication Systems, Inc. Tyco Electronics Corporation and Menlo Business Park, LLC.(10)
10.1	4	Azrieli Center Offices Lease Agreement, dated January 23, 2002, between Canit HaShalom Investments Ltd. and Terayon Communication Systems, Inc.
10.1	5	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.
10.1	6	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.
10.1	7	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.
10.1	8	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.
21.1		List of Subsidiaries.
23.1		Consent of Independent Auditors.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 24, 1998 (File No. 333-69699).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(3)	Incorporated by reference to our Report on Form 10-Q filed on November 12, 1998 (File No. 000-24647).

(4)	Incorporated by reference to our Report on Form 10-Q filed on August 13, 1999.

(5)	Incorporated by reference to our Report on Form 10-Q filed on November 15, 1999.

(6)	Incorporated by reference to our Registration Statement on Form S-8 filed on December 29, 1999.

(7)	Incorporated by reference to our Report on Form 10-K filed on March 30, 2000.

(8)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536)

(9)	Incorporated by reference to our Report on Form 10-K filed on April 2, 2001.

(10)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in County of Santa Clara, State of California, on the 30th day of March, 2002.

TERAYON COMMUNICATION SYSTEMS, INC.

By:	/s/ CAROL LUSTENADER

Carol Lustenader
Chief Financial Officer

      Each person whose signature appears below constitutes Dr. Zaki Rakib, Shlomo Rakib and Carol Lustenader his true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in- fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, each acting alone, or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ZAKI RAKIB Dr. Zaki Rakib	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2002

/s/ CAROL LUSTENADER Carol Lustenader	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2002

/s/ SHLOMO RAKIB Shlomo Rakib	Chairman of the Board of Directors	March 28, 2002

/s/ CHRISTOPHER J. SCHAEPE Christopher J. Schaepe	Director	March 28, 2002

/s/ LEWIS SOLOMON Lewis Solomon	Director	March 28, 2002

/s/ ALEK KRSTAJIC Alek Krstajic	Director	March 28, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance	Additions		Balance
	at	Charged to		At
	Beginning	Costs and		End of
	of Period	Expenses	Write-offs	Period

	(In thousands)
Year ended December 31, 2001.
Allowance for doubtful accounts	$6,542	4,494	3,829	$7,207
Warranty reserve	$5,925	7,956	5,513	$8,368
Obsolescence reserve	$16,323	24,670	3,812	$37,181

Year ended December 31, 2000
Allowance for doubtful accounts	$1,461	5,126	45	$6,542
Warranty reserve	$2,685	5,991	2,751	$5,925
Obsolescence reserve	$3,212	13,914	803	$16,323

Year ended December 31, 1999
Allowance for doubtful accounts	$594	867	—	$1,461
Warranty reserve	$1,064	2,951	1,330	$2,685
Obsolescence reserve	$2,286	926	—	$3,212

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(7)
3.2	Bylaws of Terayon Communication Systems, Inc.(2)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(7)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.(9)
4.1	Specimen Common Stock Certificate.(2)
4.2	Amended and Restated Information and Registration Rights Agreement dated April 6, 1998.(2)
4.3	Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(8)
4.4	Registration Rights Agreement by and among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(8)
4.5	Indenture between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A. dated July 26, 2000.(8)
10.1	Form of Indemnity Agreement between Terayon Communication Systems, Inc. and each of its directors and officers.(2)
10.2	1995 Stock Option Plan, as amended on March 26, 1996.(2)
10.3	1997 Equity Incentive Plan, as amended on July 31, 2000.
10.4	1998 Employee Stock Purchase Plan, as amended on July 31, 2000.(9)
10.5	1998 Non-Employee Directors Stock Option Plan.(2)
10.6	1998 Employee Stock Purchase Plan Offering for Foreign Employees, adopted July 31, 2000.(9)
10.7	Anti-Dilution Warrant to Purchase Shares of Common Stock dated April 6, 1998 issued to Shaw Communications Inc.(2)
10.8	Lease Agreement dated April 20, 1998 between Imedia Corporation and Martin CL Associate, L.P.(5)
10.9	Sublease Agreement dated November 15, 1999 between Imedia Corporation and ISP Channel, Inc.(5)
10.10	1999 Non-Officer Equity Incentive Plan, as amended February 14, 2001.(9)
10.11	Form of Non-Statutory Stock Option Agreement Used in Connection with the 1999 Non-Officer Equity Incentive Plan.(6)
10.12	Real Property Lease, dated March 1, 1990, among Menlo Business Park and Raychem Corporation.(10)
10.13	Assignment and Guarantee Agreement, dated April 21, 2000, by and between Terayon Communication Systems, Inc. Tyco Electronics Corporation and Menlo Business Park, LLC.(10)
10.14	Azrieli Center Offices Lease Agreement, dated January 23, 2002, between Canit HaShalom Investments Ltd. and Terayon Communication Systems, Inc.
10.15	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.
10.16	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.
10.17	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.
10.18	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.
21.1	List of Subsidiaries.
23.1	Consent of Independent Auditors.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 24, 1998 (File No. 333-69699).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(3)	Incorporated by reference to our Report on Form 10-Q filed on November 12, 1998 (File No. 000-24647).

(4)	Incorporated by reference to our Report on Form 10-Q filed on August 13, 1999.

(5)	Incorporated by reference to our Report on Form 10-Q filed on November 15, 1999.

(6)	Incorporated by reference to our Registration Statement on Form S-8 filed on December 29, 1999.

(7)	Incorporated by reference to our Report on Form 10-K filed on March 30, 2000.

(8)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536)

(9)	Incorporated by reference to our Report on Form 10-K filed on April 2, 2001.

(10)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2001.