Form 10-Q
period 2002-03-31
TERAYON COMMUNICATION SYSTEMS
filed 2002-05-15
CIK 1052303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO ______________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of April 30, 2002, registrant had outstanding 72,732,233 shares of Common Stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERAYON COMMUNICATION SYSTEMS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	3
Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited)	4
Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)	5
Notes to Consolidated Financial Statements	6-13

TERAYON COMMUNICATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,952	$100,274
Short-term investments	236,181	233,614
Accounts receivable, less allowance for doubtful accounts of $7,813 in 2002 and $7,207 in 2001	50,571	48,386
Accounts receivable from related parties	5,136	4,006
Other current receivables	11,711	7,476
Inventory	9,534	16,658
Other current assets	13,385	13,462

Total current assets	400,470	423,876
Property and equipment, net	23,775	25,279
Intangibles and other assets	25,546	17,491

Total assets	$449,791	466,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,960	$42,821
Accrued payroll and related expenses	8,064	9,441
Deferred revenues	2,094	4,169
Accrued warranty	7,723	8,368
Accrued vendor cancellation charges	20,651	17,291
Accrued restructuring	7,056	8,197
Other accrued liabilities	8,001	14,015
Current portion of long-term debt	1,453	3,273
Current portion of capital lease obligations	129	126

Total current liabilities	93,131	107,701
Long-term debt	1,997	2,467
Long-term portion of capital lease obligations	199	233
Other long-term obligations	1,827	1,800
Convertible subordinated notes	174,141	174,141
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000; Issued and outstanding shares-none	—	—
Common stock, $0.001 par value:
Authorized shares— 200,000,000
Issued—72,845,705 in 2002 and 72,201,322 in 2001 Outstanding— 72,717,208 in 2002 and 72,073,483 in 2001	73	73
Additional paid in capital	1,077,405	1,074,203
Accumulated deficit	(897,084)	(892,994)
Deferred compensation	(263)	(458)
Treasury stock, at cost; 128,497 shares in 2002 and 127,839 in 2001	(773)	(768)
Accumulated other comprehensive (loss) income	(862)	248

Total stockholders’ equity	178,496	180,304

Total liabilities and stockholders’ equity	$449,791	$466,646

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues:
Product revenues	$51,609	$43,889
Related party product revenues	5,609	10,095

Total revenues	57,218	53,984
Cost of goods sold:
Cost of product revenues	38,034	48,914
Cost of related party product revenues	5,136	5,939
Special charges	(11,443)	—

Total cost of goods sold	31,727	54,853

Gross profit (loss)	25,491	(869)
Operating expenses:
Research and development	16,940	22,627
Sales and marketing	8,853	15,483
General and administrative	3,634	7,947
Goodwill amortization	—	22,482
Restructuring costs and asset write-offs	—	574,744

Total operating expenses	29,427	643,283

Loss from operations	(3,936)	(644,152)
Interest income	2,097	6,734
Interest expense	(2,180)	(5,744)
Other expense	(65)	(438)

Loss before extraordinary gain and income tax (expense) benefit	(4,084)	(643,600)
Income tax (expense) benefit	(6)	13,906

Loss before extraordinary gain	(4,090)	(629,694)
Extraordinary gain on early retirement of debt	—	121,494

Net loss	($4,090)	($508,200)

Basic and diluted loss per share before extraordinary gain	($0.06)	($9.33)
Extraordinary gain on early retirement of debt	—	1.80

Basic and diluted net loss per share	($0.06)	($7.53)

Shares used in computing basic and diluted net loss per share	72,453	67,488

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	March 31,

	2002	2001

Operating activities:
Net loss	$(4,090)	$(508,200)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,848	3,172
Write-off and amortization of intangible assets	—	608,798
Amortization related to stock options	106	1,689
Compensation expense for common stock issued in exchange for consulting services	89	—
Extraordinary gain on early retirement of debt	—	(121,494)
Changes in operating assets and liabilities:
Accounts receivable	(2,185)	11,658
Accounts receivable from related parties	(1,130)	8,799
Inventory	7,124	(3,777)
Other assets	(12,213)	7,964
Accounts payable	(4,861)	(36,016)
Accrued payroll and related expenses	(1,377)	(478)
Deferred revenues	(2,075)	(1,755)
Accrued warranty	(645)	997
Accrued restructuring charges	(1,141)	—
Accrued vendor cancellation charges	3,360	—
Deferred taxes	—	(18,062)
Other accrued liabilities	(6,014)	3,261
Other non-current liabilities	27	(9,479)

Net cash (used in) provided by operating activities	(22,177)	(52,923)

Investing activities:
Purchases of short-term investments	(132,595)	(107,640)
Proceeds from sales and maturities of short-term investments	129,153	189,835
Purchases of property and equipment	(1,344)	(3,184)

Net cash (used in) provided by investing activities	(4,786)	79,011

Financing activities:
Principal payments on capital leases	(31)	(30)
Principal payments debt	(2,290)	(8,174)
Issuance of treasury stock	(5)	—
Exercise of options and warrant to purchase common stock	1,588	279
Proceeds from issuance of common stock	1,614	—
Principle payment on stockholders’ note receivable	—	3
Retirement of debt	—	(68,459)

Net cash (used in) provided by financing activities	876	(76,381)
Effect of exchange rate changes	(235)	12

Net (decrease) increase in cash and cash equivalents	(26,332)	(50,281)
Cash and cash equivalents at beginning of period	100,274	347,015

Cash and cash equivalents at end of period	$73,952	$296,734

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Description of Business

     Terayon Communication Systems, Inc. (Company) was incorporated under the laws of the State of California on January 20, 1993. In July 1998, the Company reincorporated in the State of Delaware.

     The Company develops, markets and sells equipment to cable television operators, telecom carriers and satellite network operators who use the Company’s products to deliver broadband voice, video and data services to residential and business subscribers.

Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements at March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been included.

     Results for the three months ended March 31, 2002 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Form 10-K dated April 1, 2002, as filed with the U.S. Securities and Exchange Commission. The accompanying balance sheet at December 31, 2001 is derived from audited consolidated financial statements at that date.

Reclassifications

     Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All intercompany balances and transactions have been eliminated.

Concentrations of Credit Risk, Customers, Suppliers, and Products

     The Company operates in two principal operating segments: Cable Broadband Access Systems (Cable) and Telecom Access Systems (Telecom). The Company sells primarily to customers within the cable and telecommunications industries, including related parties. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. A relatively small number of customers account for a significant percentage of the Company’s revenues and accounts receivable. The Company expects that the sale of its products to a limited number of customers and resellers may continue to account for a high percentage of revenues for the foreseeable future.

     Currently, the Company relies on single source suppliers of materials and labor for the significant majority of its product inventory but is actively pursuing additional supplier alternatives. As a result, should the Company’s current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

     A majority of the Company’s revenues have been attributable to sales of its Cable products, primarily modems and headend equipment. These products are expected to account for a significant part of the Company’s revenues for the foreseeable future. As a result, a decline in demand for or failure to achieve broad market acceptance of the Company’s Cable products would adversely affect operating results.

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

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s short-term investments, which consist primarily of commercial paper, U.S. government and U.S. government agency obligations and fixed income corporate securities, are classified as available-for- sale and are carried at amortized cost which approximates fair market value. Realized gains and losses and declines in value judged to be other-than-

temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company had no material investments in equity securities at either March 31, 2002 or December 31, 2001.

Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2002	2001

Finished goods	$3,216	$6,433
Work-in-process	891	236
Raw materials	5,427	9,989

	$9,534	$16,658

     Cost of goods sold for the three months ended March 31, 2002 included a reversal of approximately $11.4 million in special charges taken in 2001 for vendor cancellation charges and inventory previously provided for obsolesence. The Company was able to reverse the provision as it was able to sell inventory originally considered to be excess. In addition, the Company was able to negotiate downward certain vendor cancellation claims to terms more favorable to the Company.

Net Loss Per Share

     Basic and diluted net loss per share were computed using the weighted average number of common shares outstanding. Options to purchase 19,634,733 and 20,007,686 shares of common stock were outstanding at March 31, 2002 and December 31, 2001, respectively. Warrants to purchase 2,408,300 shares of common stock were outstanding at March 31, 2002 and December 31, 2001. Neither the options or warrants were included in the computation of diluted net loss per share, since the effect would be antidilutive.

Comprehensive Net Income (Loss)

     Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of net unrealized gains or losses on short-term investments and accumulated net foreign currency translation gains or losses.

The following are the components of comprehensive income (loss):

	March 31,	March 31,
	2002	2001

Net loss	($4,090)	($508,200)
Cumulative translation adjustments	(235)	12
Change in unrealized gain (loss) on available- for-sale investments	(875)	382

Total comprehensive loss	($5,200)	($507,806)

Impact of Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS 144). SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction.” SFAS 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 were adopted by the Company effective January 1, 2002 and did have a material effect on its financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations, and SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company adopted SFAS 142 on January 1, 2002. The Company reclassified identifiable intangible assets with indefinite lives, as defined by SFAS 142, to goodwill at the date of adoption. The Company tests goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first step of the required impairment tests of goodwill and indefinite lived intangible assets as of March 31, 2002 with no resulting impairment charge.

     The following pro forma information reflects the impact on net loss and net loss per share assuming the adoption of SFAS 142 had occurred on January 1, 2001:

	Three Months Ended
	March 31

	2002	2001 (Pro forma)

Reported net loss	($4,090)	($508,200)
Amortization of goodwill and intangible assets with indefinite lives	—	26,020

Pro Forma net loss	(4,090)	(482,181)

Basic and diluted net loss per share:
Reported net loss	($0.06)	($7.53)
Income related to amortization of goodwill and intangible assets with indefinite lives	—	$0.39

Pro forma net loss per share	($0.06)	($7.14)

2. Commitments and Purchase Obligations

     On April 1, 2002, the Company entered into sublease agreement to lease a facility located in Santa Clara, California. The facility will become the Company’s new headquarters and encompasses approximately 141,000 square feet. The sublease agreement expires on October 31, 2009. The Company will be required to make monthly rental payments that escalate to predetermined amounts on an annual basis. The Company also leases its other facilities and certain equipment under operating leases. These operating leases expire in 2002 and 2003.

     The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations require the Company to purchase minimum quantities of the suppliers’ products at a specified price. During fiscal year 2001, the Company recorded special charges of $33.5 million relating to vendor cancellation fees and inventory obsolescence. During the three months ended March 31, 2002, special charges were reduced by $11.4 million as the Company was able to reverse the provision as it was able to sell inventory originally considered to be excess. As of March 31, 2002, the Company had $75.7 million of purchase obligations, of which $20.7 million is included on the balance sheet as accrued vendor cancellation charges. The remaining obligations are expected to become payable at various times through mid 2003.

3. Contingencies

     Beginning in April 2000, several plaintiffs filed lawsuits against the Company and certain of its officers and directors in federal court. The plaintiff in the first of these lawsuits purported to represent a class whose members purchased the Company’s securities between February 2, 2000 and April 11, 2000. The complaint alleged that the defendants had violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding the Company’s technology. The allegations in the other lawsuits were substantially the same and, on August 24, 2000, all of these lawsuits were consolidated in the United States District Court, Northern District of California. The court hearing the consolidated action has appointed lead plaintiffs and lead plaintiffs’ counsel pursuant to the Private Securities Litigation Reform Act.

     On September 21, 2000, the lead plaintiffs filed a consolidated class action complaint containing factual allegations nearly identical to those in the original lawsuits. The consolidated class action complaint, however, alleged claims on behalf of a class whose members purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000. On October 30, 2000, defendants moved to dismiss the consolidated class action complaint. On March 14, 2001, after defendants’ motion had been fully briefed and argued, the court issued an order granting in part defendants’ motion and giving plaintiffs leave to file an amended complaint. On April 13, 2001, plaintiffs filed their first amended consolidated class action complaint. On June 15, 2001, defendants moved to dismiss this new complaint and oral argument on the motion occurred on December 17, 2001. On March 29, 2002, the court denied the defendants’ motion to dismiss. The parties are now beginning the discovery process.

     The lawsuit seeks an unspecified amount of damages, in addition to other forms of relief. The Company considers the lawsuits to be without merit and intends to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

     On October 16, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the superior court of San Luis Obispo County, California. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc., (Bertram). The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of “all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants’ activity, and as the Court shall determine is not inconsistent with the exercise of the Court’s jurisdiction.” Plaintiffs seek equitable and injunctive relief. Defendants removed the Bertram case to the United States District Court, Central District of California and, on January 19, 2001, filed a motion to dismiss the complaint. A hearing on defendants’ motion was held March 26, 2001 and the court granted Defendants’ motion to dismiss the action and denied Plaintiffs’ motion requesting remand. On April 5, 2001, Defendants moved for an order requiring further proceedings, if any to take place in the Northern District of California. Plaintiffs did not oppose this motion and eventually entered into a stipulation to go forward in the Northern District. On July 9, 2001, a status conference was held in this case before Judge Patel. Plaintiffs did not appear for the conference, and the court requested that defendants submit an order dismissing the Bertram action with prejudice, which the defendants have submitted to the court. The Company believes that these allegations, as with the allegations in the federal securities case, are without merit and intends to contest the matter vigorously.

     The Company has learned that, on May 7, 2002, a shareholder filed a derivative lawsuit on behalf of Terayon against its current directors, one former director, and two former senior officers of the Company. This lawsuit is titled Campbell vs. Rakib, et al., and is pending in the California Superior Court, Santa Clara County. The Company is a nominal defendant in this lawsuit, which alleges claims relating to essentially the same purportedly misleading statements that are at issue in the pending securities class action. In that litigation, the Company disputes that it made any misleading statements. The derivative complaint also alleges claims relating to stock sales by certain of the director and officer defendants.

     The Company believes that there are numerous deficiencies in this lawsuit.

4. Operating Segment Information

     The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM allocates resources to each segment based on their business prospects, competitive factors, revenues and operating results.

     The Company views its business as having two principal operating segments: Cable Broadband Access Systems (Cable) and Telecom Carrier Access Systems (Telecom). The Cable segment consists primarily of its TeraComm Systems, CherryPicker Digital Video Management Systems, and Multigate Telephony and Data Access Systems that are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The Telecom segment consists primarily of MiniPlex DSL Systems, IPTL Converged Voice and Data Service System and MainSail products, which are sold to providers of broadband services for the deployment of voice and data services over the existing copper wire infrastructure.

     Information on reportable segments for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Cable Broadband Access Segment:
Revenues	$54,625	$44,366
Operating loss	(657)	(385,197)
Total assets	442,223	637,654
Telecom Broadband Access Segment:
Revenues	2,593	9,618
Operating loss	(3,279)	(258,955)
Total assets	7,568	17,905
Operating loss:
Operating loss by reportable segments	(3,936)	(644,152)
Unallocated amounts:
Interest and other income (expense), net	(148)	552
Income tax benefit (expense)	(6)	13,906
Extraordinary gain	—	121,494

Net loss	$(4,090)	$(508,200)

Geographic areas:
Revenues:
United States	$9,645	$19,585
Canada	7,112	11,243
Europe and Israel	8,038	9,194
Asia	31,986	13,920
South America	436	42

Total	$57,218	$53,984

Long-lived assets:
United States	$43,721	$54,848
Canada	225	—
Europe and Israel	3,991	8,324
Asia	222	183
South America	1,162	6,971

Total Long-lived assets	49,321	70,328

Total current assets	400,470	585,231
Total Assets	$449,791	$655,559

     Three customers accounted for 10% or more of total revenues (36%, 10% and 10%) for the three months ended March 31, 2002. Two customers accounted for 10% or more of total revenues (13% and 13%) for the three months ended March 31, 2001. No other customer accounted for more than 10% of revenues during these periods.

5. Restructuring Charges and Asset Write-offs

     During 2001, the Company’s Board of Directors approved a restructuring plan to streamline the Company’s organizational structure worldwide. The Company incurred restructuring charges in the amount of $2.9 million in the first quarter of 2001 and $12.7 million in fiscal year 2001. Of the total restructuring charges recorded during fiscal year 2001, $3.2 million related to employee termination costs. At March 31, 2002, restructuring charges of $7.1 million remain accrued, primarily related to excess facility costs and employee terminations. The Company anticipates utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005. Remaining employee termination costs of $1.1 million are expected to be paid during fiscal 2002. The Company expects reductions in overall operating expenses as a result of these headcount reductions.

     The Company incurred an asset write-off of $1.6 million in the year ended December 31, 2001. The $1.6 million write-off related to fixed assets acquired from ANE that were determined to have no remaining useful life. There were no asset write-offs in the three months ended March 31, 2002.

Restructuring costs are summarized below (in millions):

		Excess Leased
	Involuntary	Facilities and
	Terminations	Cancelled Contracts	Total

Balance at December 31, 2001	$1.2	$7.0	$8.2
Additions	—	—	—
Cash Payments	(0.1)	(1.0)	(1.1)

Balance at March 31, 2002	$1.1	$6.0	$7.1

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

     Downturns in the broadband services and telecommunications markets created unique circumstances with regard to the assessment of goodwill and other intangible assets for recoverability. As a result of the Company’s decision to suspend certain product lines and product development efforts during the first quarter of 2001, intangible assets totaling $165.8 million relating to certain acquisitions were deemed to be impaired with no future value and were written-off. Further, the aforementioned downturns in the principal markets in which the Company continues to operate, have negatively impacted the forecasted revenues and cash flows from certain other companies acquired during fiscal 1999 and 2000. In accordance with the Company’s policy, the comparison of the discounted expected future cash flows to the carrying amount of the related intangible assets resulted in a write-down of these assets related to both our Cable and Telecom segments of $406.0 million during the first quarter 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     We sell our products to cable operators and other providers of broadband services through direct sales forces in North America, South America, Europe and Asia. We also distribute our products through resellers and system integrators. We are structured around, and our sales are derived from, the following operating segments: Cable Broadband Access Systems (Cable) and Telecom Carrier Systems (Telecom). The products sold in Cable consists primarily of our TeraComm System products which are based on our proprietary S-CDMA technology, our CherryPicker digital video management system and the Multigate telephony and data access system, which are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The products sold in Telecom consists primarily of our MiniPlex DSL Systems, our IPTL Converged Voice and Data Service System and our MainSail products, which are sold to broadband service providers for the deployment of voice and data services over the existing copper wire infrastructure. We sell directly to providers of broadband access services and to distributors and resellers throughout the world.

     We sustained a net loss of $4.1 million for the three months ended March 31, 2002. We had an accumulated deficit of $897.1 million as of March 31, 2002. Our operating expenses are based in part on our expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. We expect to continue to increase our expenditures in technical development and sales and marketing as we engage in activities related to product enhancement and increasing market penetration. Additionally, we expect to increase our capital expenditures and other operating expenses in order to support our operations. We anticipate that we will spend approximately $12 million to $15 million on capital expenditures and approximately $70 million to $80 million on research and development during the year ending December 31, 2002. Anticipated capital expenditures consist of purchases of additional test equipment to support higher levels of production and computer hardware, furniture and leasehold improvements for our facilities, expanded geographical implementation of an enterprise resource planning system and software and equipment for newly hired employees. As a result of these anticipated increased operating expenses, we expect to continue to incur losses for the foreseeable future.

Critical Accounting Policies

     We consider certain accounting policies related to revenue recognition, bad debt reserves, inventory valuation, impairment of long-lived assets, warranty returns and contingencies to be critical policies due to the estimation processes involved in each.

     Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires that we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

     Inventory Valuation. We perform a detailed assessment of inventory at each balance sheet date which includes a review of, among other factors, demand requirements, product lifecycle and product development plans. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value.

     We have adjusted our reserves significantly in recent periods due to changes in strategic direction, such as discontinuances of product lines as well as fluctuations in market conditions due to changes in demand requirements. If future demand is less favorable than we have projected, additional inventory write-downs may be required.

     Impairment of Long-lived assets. Our long-lived assets include long-term investments, property and equipment goodwill and other intangible assets. At March 31, 2002, we had $4.5 million of long-term investments and $3.8 million of goodwill and other intangible assets. Our estimate of the fair value of the long-term investments is dependent on the performance of the companies in which we have invested, as well as the volatility inherent in the external markets for these investments. If the forecasts are not met, we may have to record additional impairment charges.

     In assessing the recoverability of our property and equipment and goodwill and other intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges for these assets. During the year ended December 31, 2001, we recorded impairment charges of $572.8 million. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) which had no material effect on our financial position or results of operations. We are required to analyze our remaining indefinite lived assets, including goodwill for impairment during the first six months of 2002, and on a periodic basis thereafter.

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

Results of Operations

Three Months Ended March 31, 2002 and 2001

     Revenues. We sell our products directly to broadband service providers, and to a lesser extent, resellers and integrators. Revenues related to product sales are generally recognized when: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services rendered, (3) the selling price is fixed or determinable, and (4) collectiblity is reasonably assured. A provision is made for estimated product returns as product shipments are made. Our existing agreements typically do not contain price protection provisions and generally do not grant return rights beyond those provided by our standard warranty.

     Revenues consist primarily of sales of products to new and existing customers providing broadband services. Our revenues increased 6.0% to $57.2 million for the three months ended March 31, 2002 from $54.0 million in the three months ended March 31, 2001. Revenues from Cable amounted to $54.6 million in 2002, up 23.1% from $44.4 million in 2001. The increase in revenues in 2002 was largely attributable to increased modem shipments and, to a lesser extent, shipments of CMTS units.

     The intensely competitive nature of the market for broadband products has resulted in significant price erosion over time. We have experienced and expect to continue to experience downward pressure on our unit Average Selling Prices (ASPs). A key component of our strategy is to decrease the cost of manufacturing our products to offset the decline in ASPs. We intend to continue to implement cost reduction efforts, including design changes and manufacturing efficiencies.

     Revenues from Telecom were $2.6 million in 2002, down 73.0% from $9.6 million in 2001. This significant decrease reflects lower capital expenditures in the telecom industry due to weak demand and over-capacity in existing networks.

     Cost of Goods Sold. Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations group. The cost of the manufacturing operations group includes assembly, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In the three months ended March 31, 2002, cost of goods sold decreased by 42.1% to $31.7 million compared to $54.9 million in 2001. Cost of goods sold for the three months ended March 31, 2002 included a reversal of approximately $11.4 million in special charges taken in 2001 for vendor cancellation charges and inventory previously provided for obsolescence. We were able to reverse the provision as we were able to sell inventory originally considered to be excess. In addition, we were able to negotiate downward certain vendor cancellation claims to terms more favorable to the Company. Cost of goods sold for the three months ended March 31, 2001 included approximately $11.8 million of amortization of acquired intangible assets. There was no amortization of acquired intangible assets in 2002. Excluding the reversal of special charges in 2002 and the amortization of acquired intangible assets in 2001, our cost of goods sold remained relatively flat in dollar terms, but decreased as a percentage of sales due to product cost reductions.

     Gross Profit. We achieved a gross profit of $25.5 million or 44.6% of sales for the three months ended March 31, 2002 compared to a gross loss of $0.9 million in 2001. The increase in gross profit for the first quarter of 2002 is primarily related to the reversal of special charges in 2002, the reductions in the cost of manufacturing our products, and increased revenues. In addition, there was no amortization of acquired intangible assets in the quarter ended March 31, 2002. Excluding the reversal of special charges, gross profit for the first quarter of 2002 was 24.6% of sales. During 2002, we anticipate further decreases in our ASPs and continued pressure on our margins, and we expect to see decreasing margins in 2002 unless and until we can produce lower cost products. These ASP decreases, without a corresponding decrease in our product costs, will likely have an adverse impact on our operating results in 2002.

     Research and Development. Research and development expenses consist primarily of personnel costs, as well as prototype materials, equipment and supplies required to develop and to enhance our products. Research and development expenses decreased 25.1% to $16.9 million in the three months ended March 31, 2002 from $22.6 million in 2001. The decrease in research and development expenses was primarily related to reductions in force during 2001 as well amortization of acquired intangible assets, which amounted to $2.1 million in 2001. There was no amortization in 2002. We intend to continue our investment in research and development, and as a result, we anticipate higher research and development expenditures in the quarter ending June 30, 2002.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses decreased to $8.9 million in the three months ended March 31, 2002 from $15.5 million in the three months ended March 31, 2001, a decrease of 42.8%. The decrease in sales and marketing expenses was due to lower headcount due to reductions in force during 2001 and amortization of acquired intangible assets of $1.3 million in 2001. There was no amortization in 2002. We expect sales and marketing expenses to increase in the second quarter of 2002 as we have added sales personnel in the first quarter of 2002.

     General and Administrative. General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses decreased to $3.6 million for the three months ended March 31, 2002, down 54.3% from $7.9 million in the three months ended March 31, 2001. General and administrative expenses in 2001 include $1.3 million in amortization of acquired intangible assets. There was no amortization in 2002. In addition, general and administrative expenses decreased due to lower headcount and reduced legal, information technology and accounting fees in 2002. We expect general and administrative expenses to increase in the second quarter of 2002.

     Goodwill Amortization. During the three months ended March 31, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. As of March 31, 2002, the Company had $3.8 million in goodwill and intangible assets which have an indefinite useful life and thus no amortization expense was recorded during the three months ended March 31, 2002. Goodwill arising from acquisitions accounted for $22.5 million in amortization in the three months ended March 31, 2001.

     Restructuring Costs and Asset Write-offs. In March 2001, the Company evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of goodwill recorded on its balance sheet. Pursuant to accounting rules, the majority of the goodwill was recorded based on stock prices at the time acquisition agreements were executed and announced. Goodwill and other long-lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is based on the fair value of the assets, typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on our weighted average cost of capital, which represents the blended costs of debt and equity.

     Downturns in the broadband services and telecommunications markets created unique circumstances with regard to the assessment of goodwill and other intangible assets for recoverability. As a result of the Company’s decision to suspend certain product lines and product development efforts during the first quarter of 2001, intangible assets totaling $165.8 million relating to certain acquisitions were deemed to be impaired with no future value and were written off. Further, the aforementioned downturns in the principal markets in which the Company continues to operate, have negatively impacted the forecasted revenues and cash flows from certain other companies acquired during fiscal 1999 and 2000. In accordance with the Company’s policy, the comparison of the discounted expected future cash flows to the carrying amount of the related intangible assets resulted in a write-down of these assets related to both our Cable and Telecom segments of $406.0 million during the first quarter 2001.

     We incurred restructuring charges in the amount of $2.9 million in the first quarter of 2001 and $12.7 million in fiscal year 2001. Of the total restructuring charges recorded during fiscal year 2001, $3.2 million related to employee termination costs. During the first quarter of 2002, we made cash payments of $1.2 million against the restructuring accrual. At March 31, 2002, restructuring charges of $7.1 million remain accrued, primarily related to excess facility costs and employee terminations. We anticipate utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005. Remaining employee termination costs of $1.1 million are expected to be paid during fiscal 2002.

     Interest Income and Expense. Interest income was $2.1 million for the three months ended March 31, 2002 compared to $6.7 million in 2001, a decrease of 68.9%. The decrease in interest income is due to lower invested cash balances as well as lower interest rates. Interest expense, which relates primarily to interest on our Convertible Subordinated Notes due in 2007 (Notes), was $2.2 million for the three months ended March 31, 2002 compared to $5.7 million in 2001, a decrease of 61.4%. The decrease in interest expense was due to the repurchase of $325.9 million of the Notes in 2001.

     Income Taxes. During the three months ended March 31, 2002, we recorded a provision for income taxes of $6,000. During the three months ended March 31, 2001 we had a benefit of $13.9 million which consisted of a reduction of deferred tax liabilities related to the Combox and Ultracom acquisitions and a $485,000 provision for foreign taxes.

     Extraordinary gain on early retirement of debt. During the first quarter 2001, we repurchased approximately $195.6 million of our Convertible Subordinated Notes for $68.5 million in cash, resulting in an extraordinary gain of approximately $121.5 million, net of related unamortized issue costs.

Litigation

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

     On September 21, 2000, the lead plaintiffs filed a consolidated class action complaint containing factual allegations nearly identical to those in the original lawsuits. The consolidated class action complaint, however, alleged claims on behalf of a class whose members purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000. On October 30, 2000, defendants moved to dismiss the consolidated class action complaint. On March 14, 2001, after defendants’ motion had been fully briefed and argued, the court issued an order granting in part defendants’ motion and giving plaintiffs leave to file an amended complaint. On April 13, 2001, plaintiffs filed their first amended consolidated class action complaint. On June 15, 2001, defendants moved to dismiss this new complaint and oral argument on the motion occurred on December 17, 2001. On March 29, 2002, the court denied the defendants’ motion to dismiss. The parties are now beginning the discovery process.

     The lawsuit seeks an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and we intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

     On October 16, 2000, a lawsuit was filed against us and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the superior court of San Luis Obispo County, California. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc., Case No. CV 000900 (Bertram). The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action under California Business & Professions Code Sections 17200 et seq. and 17500 et seq. for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of “all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants’ activity, and as the Court shall determine is not inconsistent with the exercise of the Court’s jurisdiction.” Plaintiffs seek equitable and injunctive relief. Defendants removed the Bertram case to the United States District Court, Central District of California and, on January 19, 2001, filed a motion to dismiss the complaint. A hearing on defendants’ motion was held March 26, 2001 and the court granted Defendants’ motion to dismiss the action and denied Plaintiffs’ motion requesting remand. On April 5, 2001, Defendants moved for an order requiring further proceedings, if any to take place in the Northern District of California. Plaintiffs did not oppose this motion and eventually entered into a stipulation to go forward in the Northern District. On July 9, 2001, a status conference was held in this case before Judge Patel. Plaintiffs did not appear for the conference, and the court requested that defendants submit an order dismissing the Bertram action with prejudice, which the defendants have submitted to the court. We believe that these allegations, as with the allegations in the federal securities case, are without merit and intends to contest the matter vigorously.

     We have learned that, on May 7, 2002, a shareholder filed a derivative lawsuit on behalf of Terayon against its current directors, one former director, and two former senior officers of the Company. This lawsuit is titled Campbell vs. Rakib, et al. (No. CV807650), and is pending in the California Superior Court, Santa Clara County. We are a nominal defendant in this lawsuit, which alleges claims relating to essentially the same purportedly misleading statements that are at issue in the pending securities class action. In that litigation, We dispute that it made any misleading statements. The derivative complaint also alleges claims relating to stock sales by certain of the director and officer defendants.

     We believe that there are numerous deficiencies in this lawsuit.

Liquidity and Capital Resources

     At March 31, 2002, we had approximately $73.9 million in cash and cash equivalents and $236.2 million in short-term investments.

     Cash used in operating activities for the three months ended March 31, 2002 was $22.2 million compared to $52.9 million used in 2001. Uses of cash in the quarter ended March 31, 2002 included the $4.1 million net loss and a $12.2 million increase in other assets relating primarily to cash which was restricted due to certain operating lease commitments and is now classified in other assets. In the quarter ended March 31, 2001, cash used by operating activities was primarily related to decreases in accounts payable, deferred taxes and other non-current liabilities.

     Cash used in investing activities was $4.8 million in first quarter of 2002, compared to cash provided by investing activities of $79.0 million in 2001. Investing activities consisted primarily of the purchase and sale of short-term investments.

     Cash provided by financing activities was $0.9 million in first quarter of 2002, compared to cash used in financing activities of $76.4 million in 2001. Financing activities typically consist of cash received through the exercise of stock options and shares issued through stock purchase plans, which are offset by principal payments on outstanding debt. In the first quarter of 2001, we repurchased some of the Notes for $68.5 million in cash.

     As of March 31, 2002, we had a standby letter of credit outstanding for $9.0 million in support of certain operating lease commitments and another $4.2 million in letters of credit in support of purchase obligations.

     We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of March 31, 2002, we had approximately $75.7 million of purchase obligations, of which $20.7 million is included on the balance sheet as accrued vendor cancellation charges. The remaining obligations are expected to become payable at various times through mid-2003.

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

Recent Financial Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS 144). SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction.” SFAS 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 were adopted by the Company effective January 1, 2002 and did have a material effect on Terayon’s financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (SFAS 141 and SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     We adopted SFAS 142 on January 1, 2002. We reclassified identifiable intangible assets with indefinite lives, as defined by SFAS 142, to goodwill at the date of adoption. We test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of March 31, 2002 with no resulting impairment charge.

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

We Have a History of Losses.

     It is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we have been shipping products in volume since the first quarter of 1998. As of March 31, 2002, we had an accumulated deficit of $897.1 million. We believe that we will continue to experience net losses for the foreseeable future. We generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. In addition, significant delays in our commercialization of new products will adversely affect our business. Moreover, even though we have experienced significant revenue growth since our inception, the profit potential of our business remains unproven.

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

We Are Dependent on a Small Number of Customers.

     A substantial majority of our revenues have been and will continue to be derived from sales to a relatively small number of customers. Three customers (one of which is a related party) accounted for approximately 56% of our revenues for the quarter ended March 31, 2002. The loss of any one of these customers could have a material adverse effect on our results of operations. In addition, sales to our customers are and will continue to be focused on a limited number of projects.

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

Acquisitions Could Result In Dilution, Operating Difficulties and Other Adverse Consequences.

     We acquired ten companies from September 1999 through December 2000. We may acquire additional companies in the future. As a result of the Company’s decision to suspend certain product lines and product development efforts and downturns in the broadband services and telecommunications industries, in general, during 2001, we wrote-down approximately $572.8 million in intangible assets relating to these acquisitions. The process of integrating any such acquired company into our business and operations may be risky and may create unforeseen operating difficulties and expenditures going forward.

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

There Are Many Risks Associated with Our Participation in DOCSIS.

     In January 2002, CableLabs announced that it had finished specifications for an advanced generation of cable modems called DOCSIS 2.0. DOCSIS 2.0 incorporates two advanced physical layer modulation techniques, S-CDMA and A-TDMA, that four companies, including us, had helped to develop. CableLabs further announced that test plans were being finalized to allow for interoperability testing in the first quarter of this year and possible certification testing in the third quarter pending product maturity.

     In connection with the finalization of the DOCSIS 2.0 specification, we have contributed some aspects of our current proprietary S-CDMA technology to a royalty-free intellectual property pool established by CableLabs to the extent that the technology is included in the DOCSIS 2.0 specification. This royalty-free pool facilitates the participation of as many vendors as possible in providing equipment that is compatible with the DOCSIS specification. As a result, any of our competitors who join the DOCSIS intellectual property pool would have access to these aspects of our technology and would not be required to pay us any royalties or other compensation for the use of our technology. If a competitor is able to duplicate the functionality and capabilities of our technology, we could lose some or all of the time-to-market advantage we might otherwise have due to our familiarity with S-CDMA. This may adversely affect our future revenues and operating results.

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

     Some of our competitors are larger and manufacture products in significantly greater quantities than we currently intend to manufacture for the foreseeable future. Consequently, these competitors have more leverage in obtaining favorable pricing from suppliers and manufacturers. In order to remain competitive, we must significantly reduce the cost of manufacturing our products through design and engineering changes. We may not be successful in redesigning our products. Even if we are successful, our redesign may be delayed or may contain significant errors and product defects. In addition, any redesign may not result in sufficient cost reductions to allow us to reduce significantly the list price of our products or improve our gross margin. Reductions in our manufacturing costs will require us to use more highly integrated components in future products and may require us to enter into high volume or long-term purchase or manufacturing agreements. Volume purchase or manufacturing agreements may not be available on acceptable terms. We could incur expenses without related revenues if we enter into a high volume or long-term purchase or manufacturing agreements and then decide that we cannot use the products or services offered by the agreement. We have incurred cancellation charges in the past and may incur such charges in the future.

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

     In January 2002, CableLabs announced that it had finished specifications for an advanced generation of cable products called DOCSIS 2.0. DOCSIS 2.0 incorporates two advanced physical layer modulation techniques, S-CDMA and A-TDMA. We believe that, as DOCSIS 2.0 gains acceptance among cable operators, our future success depends on our ability to manufacture, market and sell cable products certified and qualified as meeting the DOCSIS 2.0 specification. Our inability to produce DOCSIS 2.0 compliant cable products more quickly or at lower cost than our competitors may adversely affect our future results of operations.

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

Supply of Our Products Depends On Our Ability to Forecast Demand Accurately.

     The emerging nature of the broadband services market makes it difficult for us to accurately forecast demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of product or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We had purchase obligations of approximately $75.7 million as of March 31, 2002, primarily to purchase minimum quantities of materials and components used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate.

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

We May Have Financial Exposure to Litigation Against Our Directors and Officers.

     We and/or our directors and officers are defendants in a number of lawsuits, including securities litigation lawsuits. As a result, we may have financial exposure to litigation as a defendant and because we are obligated to indemnify our executive officers and members of our Board of Directors for certain actions taken by our officers and directors on our behalf. In order to limit financial exposure arising from litigation and/or our obligation to indemnify our officers and directors, we purchase insurance.

     In October 2001, Reliance Insurance Co. (Reliance) was placed into liquidation by the state of Pennsylvania. Reliance was the underwriter for one excess layer of our directors and officers insurance for the period covering the claims made against the company and its officers in the pending securities litigation. Because Reliance is in liquidation, we may have to pay the amount insured under the Reliance policy ($2.5 million).

We Are Dependent on Key Third-Party Suppliers.

     We manufacture all of our products using components or subassemblies procured from third-party suppliers. Some of these components are available from a sole source and others are available from limited sources. A majority of our sales are from products containing one or more components that are available only from sole source suppliers.

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

We May Be Unable to Provide Adequate Customer Support.

     Our ability to achieve our planned sales growth and retain current and future customers will depend in part upon the quality of our customer support operations. Our customers generally require significant support and training with respect to our broadband products, particularly in the initial deployment and implementation stages. To date, our sales have been concentrated in a small number of customers. We have limited experience with widespread deployment of our products to a diverse customer base. We may not have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis. Our inability to provide sufficient support to our customers could delay or prevent the successful deployment of our products. In addition, our failure to provide adequate support could harm our reputation and relationships with our customers and could prevent us from gaining new customers.

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

Our Indebtedness Could Adversely Affect our Financial Condition; We May Incur Substantially More Debt.

     As of March 31, 2002, we had approximately $174.1 million of indebtedness outstanding. This high level of indebtedness may adversely affect our stockholders by:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 50 basis point increase in interest rates would result in an approximate $685,000 decline (less than 0.3%) in the fair value of our available-for-sale securities.

Foreign Currency Risk.

     A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions in Belgium, United Kingdom, Hong Kong, Canada and Israel. An adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $550,000.

     All of the potential changes noted above are based on sensitivity analyses performed as of March 31, 2002. Actual results may differ materially.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” under PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(7)
3.2	Bylaws of Terayon Communication Systems, Inc.(2)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(7)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock. (9)
4.1	Specimen Common Stock Certificate.(2)
4.2	Amended and Restated Information and Registration Rights Agreement dated April 6, 1998.(2)
4.3	Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(8)
4.4	Registration Rights Agreement by and among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(8)
4.5	Indenture between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A. dated July 26, 2000.(8)
10.1	Form of Indemnity Agreement between Terayon Communication Systems, Inc. and each of its directors and officers.(2)
10.2	1995 Stock Option Plan, as amended on March 26, 1996.(2)
10.3	1997 Equity Incentive Plan, as amended on July 31, 2000.(11)
10.4	1998 Employee Stock Purchase Plan, as amended on July 31, 2000.(9)
10.5	1998 Non-Employee Directors Stock Option Plan.(2)
10.6	1998 Employee Stock Purchase Plan Offering for Foreign Employees, adopted July 31, 2000.(9)
10.7	Anti-Dilution Warrant to Purchase Shares of Common Stock dated April 6, 1998 issued to Shaw Communications Inc.(2)
10.8	Lease Agreement dated April 20, 1998 between Imedia Corporation and Martin CL Associate, L.P.(5)
10.9	Sublease Agreement dated November 15, 1999 between Imedia Corporation and ISP Channel, Inc.(5)
10.10	1999 Non-Officer Equity Incentive Plan, as amended February 14, 2001.(9)
10.11	Form of Non-Statutory Stock Option Agreement Used in Connection with the 1999 Non-Officer Equity Incentive Plan.(6)
10.12	Real Property Lease, dated March 1, 1990, among Menlo Business Park and Raychem Corporation.(10)
10.13	Assignment and Guarantee Agreement, dated April 21, 2000, by and between Terayon Communication Systems, Inc. Tyco Electronics Corporation and Menlo Business Park, LLC.(10)
10.14	Azrieli Center Offices Lease Agreement, dated January 23, 2000, between Canit HaShalom Investments Ltd. and Terayon Communication Systems, Inc.(11)

Exhibit
Number	Exhibit Description

10.15	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(11)
10.16	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(11)
10.17	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.(11)
10.18	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc. (11)
10.19	Lease, dated September 18, 1996, between Sobrato Interests III and VeriFone, Inc.
10.20	Sublease, dated April 1, 2002, by and between Terayon Communication Systems, Inc. and Hewlett-Packard Company.
21.1	List of Subsidiaries.(11)

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 24, 1998 (File No. 333-69699).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(3)	Incorporated by reference to our Report on Form 10-Q filed on November 12, 1998 (File No. 000-24647).

(4)	Incorporated by reference to our Report on Form 10-Q filed on August 13, 1999.

(5)	Incorporated by reference to our Report on Form 10-Q filed on November 15, 1999.

(6)	Incorporated by reference to our Registration Statement on Form S-8 filed on December 29, 1999.

(7)	Incorporated by reference to our Report on Form 10-K filed on March 30, 2000.

(8)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536)

(9)	Incorporated by reference to our Report on Form 10-K filed on April 2, 2001.

(10)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2001.

(11)	Incorporated by reference to our Report on Form 10-K filed on April 1, 2002.

(b)  Reports on Form 8-K.

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002	TERAYON COMMUNICATION SYSTEMS, INC.

By /s/ Carol Lustenader
Carol Lustenader Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(7)
3.2	Bylaws of Terayon Communication Systems, Inc.(2)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(7)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock. (9)
4.1	Specimen Common Stock Certificate.(2)
4.2	Amended and Restated Information and Registration Rights Agreement dated April 6, 1998.(2)
4.3	Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(8)
4.4	Registration Rights Agreement by and among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(8)
4.5	Indenture between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A. dated July 26, 2000.(8)
10.1	Form of Indemnity Agreement between Terayon Communication Systems, Inc. and each of its directors and officers.(2)
10.2	1995 Stock Option Plan, as amended on March 26, 1996.(2)
10.3	1997 Equity Incentive Plan, as amended on July 31, 2000.(11)
10.4	1998 Employee Stock Purchase Plan, as amended on July 31, 2000.(9)
10.5	1998 Non-Employee Directors Stock Option Plan.(2)
10.6	1998 Employee Stock Purchase Plan Offering for Foreign Employees, adopted July 31, 2000.(9)
10.7	Anti-Dilution Warrant to Purchase Shares of Common Stock dated April 6, 1998 issued to Shaw Communications Inc.(2)
10.8	Lease Agreement dated April 20, 1998 between Imedia Corporation and Martin CL Associate, L.P.(5)
10.9	Sublease Agreement dated November 15, 1999 between Imedia Corporation and ISP Channel, Inc.(5)
10.10	1999 Non-Officer Equity Incentive Plan, as amended February 14, 2001.(9)
10.11	Form of Non-Statutory Stock Option Agreement Used in Connection with the 1999 Non-Officer Equity Incentive Plan.(6)
10.12	Real Property Lease, dated March 1, 1990, among Menlo Business Park and Raychem Corporation.(10)
10.13	Assignment and Guarantee Agreement, dated April 21, 2000, by and between Terayon Communication Systems, Inc. Tyco Electronics Corporation and Menlo Business Park, LLC.(10)
10.14	Azrieli Center Offices Lease Agreement, dated January 23, 2000, between Canit HaShalom Investments Ltd. and Terayon Communication Systems, Inc.(11)

Exhibit
Number	Exhibit Description

10.15	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(11)
10.16	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(11)
10.17	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.(11)
10.18	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc. (11)
10.19	Lease, dated September 18, 1996, between Sobrato Interests III and VeriFone, Inc.
10.20	Sublease, dated April 1, 2002, by and between Terayon Communication Systems, Inc. and Hewlett-Packard Company.
21.1	List of Subsidiaries.(11)

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on December 24, 1998 (File No. 333-69699).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(3)	Incorporated by reference to our Report on Form 10-Q filed on November 12, 1998 (File No. 000-24647).

(4)	Incorporated by reference to our Report on Form 10-Q filed on August 13, 1999.

(5)	Incorporated by reference to our Report on Form 10-Q filed on November 15, 1999.

(6)	Incorporated by reference to our Registration Statement on Form S-8 filed on December 29, 1999.

(7)	Incorporated by reference to our Report on Form 10-K filed on March 30, 2000.

(8)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536)

(9)	Incorporated by reference to our Report on Form 10-K filed on April 2, 2001.

(10)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2001.

(11)	Incorporated by reference to our Report on Form 10-K filed on April 1, 2002.