Form 10-Q
period 2002-06-30
TERAYON COMMUNICATION SYSTEMS
filed 2002-08-14
CIK 1052303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2002
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________  TO ___________  .

TERAYON COMMUNICATION SYSTEMS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0328533
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

4988 GREAT AMERICA PARKWAY
SANTA CLARA, CALIFORNIA 95054
(408) 235-5500
(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF THE
REGISTRANT’S PRINCIPAL EXECUTIVE OFFICES)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     As of July 30, 2002, registrant had outstanding 72,776,546 shares of Common Stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERAYON COMMUNICATION SYSTEMS, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,525	$100,274
Short-term investments	194,329	233,614
Accounts receivable, net	27,062	48,386
Accounts receivable from related parties	301	4,006
Other current receivables	9,782	7,476
Inventory	10,578	16,658
Other current assets	11,925	13,462

Total current assets	330,502	423,876
Property and equipment, net	21,628	25,279
Intangibles and other assets, net	18,059	17,491

Total assets	$370,189	$466,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,046	$42,821
Accrued payroll and related expenses	8,714	9,441
Deferred revenues	2,853	4,169
Accrued warranty	8,477	8,368
Accrued vendor cancellation charges	19,898	17,291
Accrued restructuring	6,400	8,197
Other accrued liabilities	9,781	14,015
Interest payable on long-term debt	2,117	3,273
Current portion of capital lease obligations	169	126

Total current liabilities	91,455	107,701
Long-term obligations	4,348	4,267
Long-term portion of capital lease obligations	102	233
Convertible subordinated notes	100,141	174,141

Commitments and contingencies

Stockholders’ equity:
Common stock	73	73
Additional paid in capital	1,077,549	1,074,203
Accumulated deficit	(900,769)	(892,994)
Deferred compensation	(130)	(458)
Treasury stock, at cost	(773)	(768)
Accumulated other comprehensive (loss) income	(1,807)	248

Total stockholders’ equity	174,143	180,304

Total liabilities and stockholders’ equity	$370,189	$466,646

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Product revenues	$22,193	$40,119	$73,802	$84,008
Related party product revenues	214	25,614	5,823	35,709

Total revenues	22,407	65,733	79,625	119,717
Cost of goods sold:
Cost of product revenues	22,417	35,889	60,451	84,803
Cost of related party product revenues	17	16,871	5,153	22,810
Special charges	—	28,704	(11,443)	28,704

Total cost of goods sold	22,434	81,464	54,161	136,317
Gross profit (loss)	(27)	(15,731)	25,464	(16,600)
Operating expenses:
Research and development	14,704	19,152	31,644	41,779
Sales and marketing	10,141	16,334	18,994	31,817
General and administrative	3,552	8,664	7,186	16,611
Goodwill amortization	—	322	—	22,804
Restructuring costs and asset write-offs	3,972	2,549	3,972	577,293

Total operating expense	32,369	47,021	61,796	690,304

Loss from operations	(32,396)	(62,752)	(36,332)	(706,904)
Interest income	2,013	4,512	4,110	11,246
Interest expense	(2,177)	(4,304)	(4,357)	(10,048)
Other income (expense)	(4,400)	317	(4,465)	(121)
Gain on early retirement of debt	33,276	—	33,276	121,494

Loss before tax (expense) benefit	(3,684)	(62,227)	(7,768)	(584,333)
Income tax (expense) benefit	(1)	(277)	(7)	13,629

Net loss	($3,685)	($62,504)	($7,775)	($570,704)

Basic and diluted net loss per share	($0.05)	($0.93)	($0.11)	($8.45)

Shares used in computing basic and diluted net loss per share	72,761	67,493	72,682	67,542

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	June 30,

	2002	2001

Operating activities:
Net loss	$(7,775)	$(570,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,734	4,903
Write-off and amortization of intangible assets	3,972	611,427
Amortization related to stock options	366	1,892
Compensation expense related to warrant issuance	—	753
Gain on early retirement of debt	(33,276)	(121,494)
Provision for inventory	4,532	—
Impairment of investment	4,500	—
Loss on disposal of fixed assets	1,115	—
Interest payable	3,198	8,193
Changes in operating assets and liabilities:
Accounts receivable	21,324	11,495
Accounts receivable from related parties	3,705	1,979
Interest paid	(4,354)	(12,951)
Inventory	4,550	48,365
Other assets	(11,312)	15,300
Accounts payable	(9,775)	(71,669)
Accrued payroll and related expenses	(727)	(250)
Deferred revenues	(1,316)	(601)
Accrued warranty	109	2,519
Accrued restructuring	(1,797)	—
Accrued vendor cancellation charges	(753)	—
Deferred taxes	—	(18,110)
Other accrued liabilities	(3,876)	14,716
Other non-current liabilities	81	(15,700)

Net cash used in operating activities	(21,775)	(89,937)

Investing activities:
Purchases of short-term investments	(204,524)	(171,862)
Proceeds from sales and maturities of short-term investments	243,310	238,502
Purchases of property and equipment	(3,198)	(4,182)

Net cash provided by investing activities	35,588	62,458

Financing activities:
Principal payments on capital leases	(88)	(34)
Payments on repurchase of common stock	(5)	—
Exercise of options to purchase common stock	1,693	453
Proceeds from issuance of common stock through employee stock purchase plan	1,614	—
Principal payment on stockholders’ note receivable	—	3
Retirement of debt	(39,220)	(68,459)

Net cash used in financing activities	(36,006)	(68,037)
Effect of exchange rate changes	(1,556)	(621)

Net decrease in cash and cash equivalents	(23,749)	(96,137)
Cash and cash equivalents at beginning of period	100,274	347,015

Cash and cash equivalents at end of period	$76,525	$250,878

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements at June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 have been included.

     Results for the three and six months ended June 30, 2002 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Form 10-K dated April 1, 2002, as filed with the U.S. Securities and Exchange Commission. The accompanying balance sheet at December 31, 2001 is derived from audited consolidated financial statements at that date.

Reclassifications

     Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation. See Note 7.

Use of Estimates

     The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Basis of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Warranty Reserves

     The Company provides a standard warranty for most of its products, generally lasting one year from the date of purchase. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Reserve estimates are based on historical experience and expectations of future conditions.

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

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s short-term investments, which consist primarily of commercial paper, U.S. government and U.S. government agency obligations and fixed income corporate securities, are classified as available-for- sale and are carried at amortized cost which approximates fair market value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company had no investments in equity securities at either June 30, 2002 or December 31, 2001.

Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2002	2001

Finished goods	$9,308	$6,433
Work-in-process	212	236
Raw materials	1,058	9,989

	$10,578	$16,658

     Cost of goods sold for the six months ended June 30, 2002 included a reversal of approximately $11.4 million in special charges taken in 2001 for vendor cancellation charges and inventory previously reserved for as obsolete. The Company was able to reverse the provision as it was able to sell inventory originally considered to be excess. In addition, the Company was able to negotiate downward certain vendor cancellation claims to terms more favorable to the Company. In the second quarter of 2002, the Company recorded an additional inventory reserve of $4.5 million to reduce certain inventories to the lower of cost or market as average selling prices fell below the cost of these products.

Net Loss Per Share

     Basic and diluted net loss per share were computed using the weighted average number of common shares outstanding. Options to purchase 18,811,454 and 34,993,219 shares of common stock were outstanding at June 30, 2002 and June 30, 2001, respectively. Warrants to purchase 2,408,300 and 2,684,700 shares of common stock were outstanding at June 30, 2002 and June 30, 2001, respectively. Neither the options nor warrants were included in the computation of diluted net loss per share, since the effect would be antidilutive.

Comprehensive Net Income (Loss)

     Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of net unrealized gains or losses on short-term investments and accumulated net foreign currency translation gains or losses.

     The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss	($3,685)	($62,504)	($7,775)	($570,704)
Cumulative translation adjustments	(1,321)	(633)	(1,556)	(621)
Change in unrealized gain (loss) on available-for-sale investments	376	(33)	(499)	349

Total comprehensive net loss	($4,630)	($63,170)	($9,830)	($570,976)

Impact of Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not yet determined whether the adoption of SFAS No. 146 will have a material impact on its financial position, results of operations, or cash flows.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to lease-back transactions. As permitted, the Company early adopted the provisions of SFAS No. 145 in the second quarter of 2002. The Company determined that the extinguishment of its debt did not meet the criteria of an extraordinary item as set forth in SFAS 145. Accordingly, the Company will now report its gain from retirement of its Convertible Subordinated Notes in operations instead of as an extraordinary item. All prior periods will reflect the adoption of SFAS 145. See Note 7.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144). SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction.” SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 were adopted by the Company effective January 1, 2002. See Note 6.

     In June 2001, FASB issued SFAS No. 141 (SFAS 141), “Business Combinations”, SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company adopted SFAS No. 142 on January 1, 2002. The Company reclassified identifiable intangible assets with indefinite lives, as defined by SFAS No. 142, to goodwill at the date of adoption. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. See Note 5.

     The following pro forma information reflects the impact on net loss and net loss per share assuming the adoption of SFAS No. 142 had occurred on January 1, 2001 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(Pro forma)		(Pro forma)
Reported net loss	($3,685)	($62,504)	($7,775)	($570,704)
Amortization of goodwill and intangible assets with indefinite lives	—	2,211	—	28,231

Pro forma net loss	(3,685)	(60,293)	(7,775)	(542,473)

Basic and diluted net loss per share:
Reported net loss	($0.05)	($0.93)	($0.11)	($8.45)
Adjustment related to amortization of goodwill and intangible assets with indefinite lives	—	0.03	—	0.42

Pro forma net loss per share	($0.05)	($0.90)	($0.11)	($8.03)

2. Commitments and Purchase Obligations

     On April 1, 2002, the Company entered into a sublease agreement to lease a facility located in Santa Clara, California. The facility encompasses approximately 141,000 square feet and has become the Company’s new headquarters. The sublease agreement expires on October 31, 2009. The Company will be required to make monthly rental payments that escalate to predetermined amounts on an annual basis. The Company also leases its other facilities and certain equipment under operating leases. These operating leases expire at various dates through 2005.

     The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations require the Company to purchase minimum quantities of the suppliers’ products at a specified price. During the first six months of 2001, and for the fiscal year 2001, the Company recorded special charges of $28.7 million and $33.5 million, respectively, relating to vendor cancellation fees as well as inventory obsolescence. During the first quarter of 2002, special charges were reduced by $11.4 million as the Company was able to reverse the provision upon the sale of inventory originally considered to be excess. As of June 30, 2002, the Company had $71.6 million of purchase obligations, of which $19.9 million is included on the balance sheet as accrued vendor cancellation charges. The remaining obligations are expected to become payable at various times through mid 2003.

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

     On September 21, 2000, the lead plaintiffs filed a consolidated class action complaint containing factual allegations nearly identical to those in the original lawsuits. The consolidated class action complaint, however, alleged claims on behalf of a class whose members purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000. On October 30, 2000, defendants moved to dismiss the consolidated class action complaint. On March 14, 2001, after defendants’ motion had been fully briefed and argued, the court issued an order granting in part defendants’ motion and giving plaintiffs leave to file an amended complaint. On April 13, 2001, plaintiffs filed their first amended consolidated class action complaint. On June 15, 2001, defendants moved to dismiss this new complaint and oral argument on the motion occurred on December 17, 2001. On March 29, 2002, the court denied the defendants’ motion to dismiss. The parties are now in the discovery process.

     The lawsuit seeks an unspecified amount of damages, in addition to other forms of relief. The Company considers the lawsuits to be without merit and intends to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

     On October 16, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the superior court of San Luis Obispo County, California. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc. (Bertram). The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of “all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants’ activity, and as the Court shall determine is not inconsistent with the exercise of the Court’s jurisdiction.” Plaintiffs seek equitable and injunctive relief. Defendants removed the Bertram case to the United States District Court, Central District of California and, on January 19, 2001, filed a motion to dismiss the complaint. A hearing on defendants’ motion was held March 26, 2001 and the court granted Defendants’ motion to dismiss the action and denied Plaintiffs’ motion requesting remand. On April 5, 2001, Defendants moved for an order requiring further proceedings, if any to take place in the Northern District of California. Plaintiffs did not oppose this motion and eventually entered into a stipulation to go forward in the Northern District. On July 9, 2001, a status conference was held in this case before Judge Patel. Plaintiffs did not appear for the conference, and the court requested that defendants submit an order dismissing the Bertram action with prejudice, which the defendants have submitted to the court. The Company believes that these allegations, as with the allegations in the federal securities case, are without merit and intends to contest the matter vigorously.

     On May 7, 2002, a shareholder filed a derivative lawsuit purportedly on behalf of Terayon against five of its current directors, two former directors and two former officers. This lawsuit is titled Campbell vs. Rakib, et al., and is pending in the California Superior Court, Santa Clara County. The Company is a nominal defendant in this lawsuit, which alleges claims relating to essentially the same purportedly misleading statements that are at issue in the pending securities class action. In that litigation, the Company disputes it made any misleading statements. The derivative complaint also alleges claims relating to stock sales by certain of the director and officer defendants. The Company believes that there are many defects in these complaints.

     On July 12, 2002, a shareholder filed a derivative lawsuit purportedly on behalf of Terayon against three of its current directors, one former officer and three former investors. This lawsuit is titled O’Brien vs. Rakib, et al., and is pending in the California Superior Court, San Francisco County. The Company is a nominal defendant in this lawsuit, which alleges claims relating to essentially the same purportedly misleading statements that are at issue in the pending securities class action. In that litigation, the Company disputes that it made any misleading statements. The derivative complaint also alleges claims relating to stock sales by certain of the director and officer defendants. The Company believes that there are many defects in these complaints.

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

     Information on reportable segments for the three and six months ended June 30, 2002 and 2001 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Cable Broadband Access Segment:
Revenues	$19,203	$57,931	$73,829	$102,297
Operating loss	$(29,240)	$(44,602)	$(29,897)	$(429,800)
Telecom Broadband Access Segment:
Revenues	$3,204	$7,802	$5,796	$17,420
Operating loss	$(3,156)	$(18,150)	$(6,435)	$(277,104)
Operating loss:
Operating loss by reportable segments	$(32,396)	$(62,752)	$(36,332)	$(706,904)
Unallocated amounts:
Interest and other income, net	(4,564)	525	(4,712)	1,077
Gain on early retirement of debt	33,276	—	33,276	121,494
Income tax (expense) benefit	(1)	(277)	(7)	13,629

Net loss	($3,685)	($62,504)	($7,775)	($570,704)

Geographic areas:
Revenues:
United States	$7,246	$13,644	$16,891	$33,229
Canada	2,896	24,827	10,008	36,070
Europe and Israel	4,535	8,506	12,574	17,700
Asia	7,730	18,268	39,716	32,188
South America	—	488	436	530

Total	$22,407	$65,733	$79,625	$119,717

	June 30,	December 31,
	2002	2001

Assets:
Cable Broadband Access Segment	$365,348	$455,836
Telecom Broadband Access Segment	4,841	10,810

Total assets	$370,189	$466,646

Long-lived assets:
United States	$32,889	$36,106
Canada	333	256
Europe and Israel	3,345	4,145
Asia	201	243
South America	2,919	2,020

Total Long-lived assets	39,687	42,770
Total current assets	330,502	423,876

Total Assets	$370,189	$466,646

     Three customers accounted for 10% or more of total revenues (28%, 11% and 10%) for the three months ended June 30, 2002. Two customers accounted for 10% or more of total revenues (37% and 19%) for the three months ended June 30, 2001. One customer accounted for 10% or more of total revenues (34%) for the six months ended June 30, 2002. Two customers accounted for 10% or more of total revenues (26% and 16%) for the six months ended June 30, 2001. No other customer accounted for more than 10% of revenues during these periods.

5. Restructuring Charges and Asset Write-offs

     During 2001, the Company’s Board of Directors approved a restructuring plan to streamline the Company’s organizational structure worldwide. The Company incurred restructuring charges in the amount of $4.0 million in the first six months of 2001 and $12.7 million in fiscal year 2001. Of the total restructuring charges recorded during fiscal year 2001, $3.2 million related to employee termination costs and the remaining $9.5 million related primarily to costs for excess leased facilities. At June 30, 2002, restructuring charges of $6.4 million remain accrued, primarily related to excess facility costs. The Company anticipates utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005. As a result of these headcount reductions, the Company expects reductions in overall operating expenses.

     In the second quarter of 2002, the Company reclassified $1.0 million, which had originally been accrued for as employee termination costs to accrued excess lease facility costs due to a revision in estimate. Remaining employee termination costs of $0.1 million are expected to be paid during fiscal 2002.

     Restructuring liabilities are summarized below (in millions):

		Excess Leased
	Involuntary	Facilities and
	Terminations	Cancelled Contracts	Total

Balance at December 31, 2001	$1.2	$7.0	$8.2
Additions	—	—	—
Cash Payments	(0.1)	(1.7)	(1.8)
Reclassification	(1.0)	1.0	—

Balance at June 30, 2002	$0.1	$6.3	$6.4

     During the six months ended June 30, 2001, $1.6 million related to fixed assets acquired from ANE were determined to have no remaining useful life and were written-off.

     In March 2001, the Company evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of goodwill recorded on its balance sheet. Pursuant to accounting rules, the majority of the goodwill was recorded based on stock prices at the time acquisition agreements were executed and announced. Prior to the adoption of SFAS No. 142, goodwill and other long-lived assets were reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is based on the fair value of the assets, typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company’s weighted average cost of capital, which represents the blended costs of debt and equity.

     Downturns in the broadband services and telecommunications markets created unique circumstances with regard to the assessment of goodwill and other intangible assets for recoverability. As a result of the Company’s decision to suspend certain product lines and product development efforts during the first six months of 2001, intangible assets totaling $165.8 million relating to certain acquisitions were deemed to be impaired with no future value and were written-off. Further, the aforementioned downturns in the principal markets in which the Company continues to operate, have negatively impacted the forecasted revenues and cash flows from certain other companies acquired during fiscal 1999 and 2000. In accordance with the Company’s policy, the comparison of the discounted expected future cash flows to the carrying amount of the related intangible assets resulted in a write-down of these assets related to both the Cable and Telecom segments of $405.9 million in the first six months of 2001.

     As discussed in Note 1, the company adopted SFAS 142 on January 1, 2002. The Company reclassified identifiable intangible assets with indefinite lives, as defined by SFAS No. 142, to goodwill at the date of adoption. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step was completed during the three months ended March 31, 2002 and did not result in an impairment charge based on the determination of fair value at January 1, 2002.

     Due to a difficult economic environment and heightened price competition in the modem and telecom businesses during the three months ended June 30, 2002, the Company experienced a significant drop in its market capitalization, and therefore proceeded to perform an interim test to measure goodwill and intangible assets for impairment at June 30, 2002. The outcome of this test resulted in a non-cash charge of $4.0 million to write off goodwill in both the Cable and Telecom segments.

6. Impairment of Long-Term Investment

     The Company’s long-lived assets include long-term equity investments. During the three months ended June 30, 2002, the Company determined that one such equity investment in a privately-held company, classified as a cable asset, was impaired and recorded an impairment charge of $4.5 million. In the second quarter of 2002, the investee’s forecasts were not met and market conditions significantly deteriorated. The Company’s estimate of the fair value of the long-term investment was dependent on the performance of the investment, as well as the volatility inherent in the external markets for this investment.

7. Convertible Subordinated Notes

     In the first six months of 2001, the Company repurchased approximately $195.6 million of its Convertible Subordinated Notes (Notes) for $68.5 million in cash, resulting in a gain of approximately $121.5 million, net of related unamortized issuance costs of $5.6 million. In April 2002, the Company adopted SFAS No. 145 and determined that the extinguishment of its debt did not meet the criteria of an extraordinary item as set forth in SFAS No. 145. Accordingly, the Company will now report its gain from retirement of its Notes in its results of operations. All prior periods will reflect the adoption of SFAS No. 145. In the first six months of 2002, the Company repurchased approximately $74 million of its Notes for $39.2 million in cash, resulting in a gain included in operations of approximately $33.3 million net of related unamortized issuance costs of $1.5 million.

8. Related Party Transaction

     Lewis Solomon, a member of the Company’s Board of Directors and chairman of the Company’s Audit Committee is also a member of the Board of Directors of Harmonic, Inc. (“Harmonic”). In June 2002, the Company entered a reseller agreement with Harmonic to sell certain of the Company’s products. For the quarter ended June 30, 2002, there was approximately $70,000 in revenues generated from this reseller agreement.

9. Subsequent Event

     In August 2002, the Company repurchased approximately $35.1 million of its Notes for $18.4 million in cash, resulting in a gain to be included in operations in the third quarter of fiscal 2002 of approximately $15.8 million, net of related unamortized issuance costs of $0.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

Overview

     We develop, market and sell equipment to cable television operators, telecom carriers and satellite network operators, who use our products to deliver broadband voice, video and data services to residential and business subscribers. We strive to deliver innovative broadband data, video and voice solutions that enable service providers to accelerate the deployment of revenue-generating services today and tomorrow.

     We sell our products to cable operators and other providers of broadband services through direct sales forces in North America, South America, Europe and Asia. We also distribute our products through resellers and system integrators. We are structured around, and our sales are derived from, the following operating segments: Cable Broadband Access Systems (Cable) and Telecom Carrier Systems (Telecom). The products sold in Cable consist primarily of our TeraComm System products which are based on our proprietary S-CDMA technology, our CherryPicker digital video management system and the Multigate telephony and data access system, which are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The products sold in Telecom consist primarily of our MiniPlex DSL Systems, our IPTL Converged Voice and Data Service System and our MainSail products, which are sold to broadband service providers for the deployment of voice and data services over the existing copper wire infrastructure. We sell directly to providers of broadband access services and to distributors and resellers throughout the world.

     We sustained a net loss of $7.8 million for the six months ended June 30, 2002. We had an accumulated deficit of $900.8 million as of June 30, 2002. Our operating expenses are based in part on our expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. We anticipate that we will spend approximately $6 million to $10 million on capital expenditures and approximately $60 million to $65 million on research and development during the year ending December 31, 2002. Anticipated capital expenditures consist of purchases of computer hardware, furniture and leasehold improvements for our facilities, and software and equipment for newly hired employees.

Critical Accounting Policies

     We consider certain accounting policies related to revenue recognition, bad debt reserves, inventory valuation, impairment of long-lived assets, warranty returns and contingencies to be critical policies due to the estimation processes involved in each.

     Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

     Inventory Valuation. We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at lower of cost or market.

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

Results of Operations

Three Months and Six Months Ended June 30, 2002 and 2001

     Revenues. We sell our products directly to broadband service providers, and to a lesser extent, resellers and integrators. Revenues related to product sales are generally recognized when: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services rendered, (3) the selling price is fixed or determinable, and (4) collectibility is reasonably assured. A provision is made for estimated product returns as product shipments are made. Our existing agreements typically do not grant return rights beyond those provided by the warranty.

     Revenues consist primarily of sales of products to new and existing customers providing broadband services. Our revenues decreased 66% to $22.4 million for the three months ended June 30, 2002 from $65.7 million in 2001 and decreased 33% to $79.6 million for the six months ended June 30, 2002 from $119.7 million in 2001. Revenues from Cable were $73.8 million in the first six months of 2002, down 28% from $102.3 million in 2001 and $19.2 million during the three months ended June 30, 2002, down 67% from $57.9 for the same period in 2001. Our decrease in Cable revenues reflects the challenge of transitioning from our proprietary-based products to standards-based products during a period of difficult market conditions including significant declines in the Average Selling Price (ASPs) of our proprietary-based modems.

     The intensely competitive nature of the market for broadband products has resulted in significant price erosion over time. We have experienced and expect to continue to experience downward pressure on our unit ASPs. A key component of our strategy is to decrease the cost of manufacturing our products to offset the decline in ASPs. We intend to continue to implement cost reduction efforts, including design changes and manufacturing efficiencies. However, there can be no assurance that we will be able to successfully achieve cost reductions and efficiencies necessary to offset the decline in ASPs.

     Revenues from Telecom were $5.8 million in the first six months of 2002, down 67% from $17.4 million in 2001 and $3.2 million during the three months ended June 30, 2002, down 59% from $7.8 for the same period in 2001. Our telecom business revenues in the second quarter continue to reflect the lower capital expenditures in the telecom industry due to weak demand and over-capacity in existing networks.

     Cost of Goods Sold. Cost of goods sold consists of direct product costs as well as the cost of our manufacturing. The cost of the manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In the three months ended June 30, 2002, cost of goods sold decreased by 72% to $22.4 million compared to $81.5 million in 2001. The decrease in cost of goods sold is primarily due to the decrease in revenues and to special charges of $28.7 million and approximately $0.7 million of amortization of acquired intangible assets recorded in the second quarter of 2001. In the second quarter of 2002, we recorded additional inventory reserves of $4.5 million to reduce certain inventories to the lower of cost or market.

     In the six months ended June 30, 2002, cost of goods sold decreased by 60% to $54.2 million compared to $136.3 million in 2001. Cost of goods sold for the six months ended June 30, 2002 included a reversal of approximately $11.4 million in special charges taken in 2001 for vendor cancellation charges and inventory previously reserved for obsolescence. We reversed the provision as we were able to sell inventory originally considered to be in excess. In addition, we were able to negotiate downward certain vendor cancellation claims to terms more favorable to us. Cost of goods sold for the six months ended June 30, 2001 also included special charges of $28.7 million and approximately $12.5 million of amortization of acquired intangible assets. There was no amortization of acquired intangible assets in 2002.

     Excluding the effects of special charges in 2002 and 2001 and the amortization of acquired intangible assets in 2001, our cost of goods sold for the six months ended June 30, 2002, increased as a percentage of sales due to certain fixed indirect product costs which are allocated to a smaller revenue base, and a write-down of a prepaid license agreement which no longer has future value to us.

     Gross Profit (loss). We incurred a gross loss of $27,000 of sales for the three months ended June 30, 2002 compared to a gross loss of $15.7 million for the three months ended June 30, 2001. The decrease in gross loss in the three months ended June 30, 2002 compared to the three months ended June 30, 2001 is primarily related to the $28.7 million special charge in 2001.

     For the six months ended June 30, 2002, we achieved a gross profit of $25.5 million or 32% of sales, compared to a gross loss of $16.6 million for the six months ended June 30, 2001. The increase in gross profit is primarily related to an $11.4 million reversal of special charges in 2002, the special charges and amortization of acquired intangible assets in 2001 which were not recorded in 2002, and the change in our product mix which included higher-margin headend equipment. Excluding the reversal of special charges, gross profit for the six months ended June 30, 2002 was 18% of sales. Excluding special charges and amortization costs, gross profit for the six months ended June 30, 2001 was 21% of sales. We anticipate further decreases in our ASPs and continued pressure on margins unless and until we can produce lower cost products and increase sales of our higher-margin headend products. These ASP decreases, without a corresponding decrease in our product costs, will likely have an adverse impact on our operating results through at least 2002.

     Research and Development. Research and development expenses consist primarily of personnel costs, as well as prototype materials, equipment and supplies required to develop and to enhance our products. Research and development expenses decreased 23% to $14.7 million in the three months ended June 30, 2002 and 24% to $31.6 million in the six months ended June 30, 2002, compared to $19.2 million in three months ended June 30, 2001 and $41.8 million in the six months ended June 30, 2001. The decrease in research and development expenses was primarily related to overall reductions in research and development spending, particularly in prototype development, during 2002. Additionally, in 2001, we recorded amortization of acquired intangible assets of $1.1 million and $3.2 million in the three and six months ended June 30, 2001, respectively. There was no amortization in 2002. We intend to continue our investment in research and development.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses decreased 38% to $10.1 million in the three months ended June 30, 2002 and 40% to $19.0 million in the six months ended June 30, 2002, compared to $16.3 million in the three months ended June 30, 2001 and $31.8 million in the six months ended June 30, 2001. The decrease in sales and marketing expenses was due to lower headcount due to reductions in force during late 2001. Additionally, in 2001, we recorded amortization of acquired intangible assets of $0.5 million and $1.8 million in first three and six months of 2001, respectively. There was no amortization in 2002. We expect sales and marketing expenses to continue to decrease in the second half of 2002.

     General and Administrative. General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses decreased 59% to $3.6 million for the three months ended June 30, 2002 and 57% to $7.2 million in the six months ended June 30, 2002, compared to $8.7 million in the first three months of 2001 and $16.6 million in the first six months of 2001. General and administrative expenses in the first three and six months of 2001 include $1.1 million and $2.4 million, respectively, of amortization of acquired intangible assets. There was no amortization in 2002. In addition, general and administrative expenses decreased due to lower headcount and reduced legal and information technology expenditures in 2002. We expect general and administrative expenses to remain flat or continue to decrease in the second half of 2002.

     Goodwill Amortization. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. As of June 30, 2002, we have no further goodwill and intangible assets. No amortization expense was recorded during the six months ended June 30, 2002. Unallocated goodwill arising from acquisitions accounted for $0.3 million in amortization in the three months ended June 30, 2001 and $22.8 million in amortization in the six months ended June 30, 2001.

     Restructuring Costs and Asset Write-offs. In March 2001, we evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of goodwill recorded on the balance sheet. Pursuant to accounting rules, the majority of the goodwill was recorded based on stock prices at the time acquisition agreements were executed and announced. Prior to the adoption of FAS 142, goodwill and other long-lived assets were reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, we compare the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is based on the fair value of the assets, typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on our weighted average cost of capital, which represents the blended costs of debt and equity.

     Downturns in the broadband services and telecommunications markets created unique circumstances with regard to the assessment of goodwill and other intangible assets for recoverability. As a result of our decision to suspend certain product lines and product development efforts during the first quarter of 2001, intangible assets totaling $165.8 million relating to certain acquisitions were deemed to be impaired with no future value and were written off. Further, the aforementioned downturns in the principal markets in which we continue to operate, have negatively impacted the forecasted revenues and cash flows from certain other companies acquired during fiscal 1999 and 2000. In accordance with our policy, the comparison of the discounted expected future cash flows to the carrying amount of the related intangible assets resulted in a write-down of these assets related to both our Cable and Telecom segments of $405.9 million during the first quarter 2001.

     We incurred restructuring charges in the amount of $4.0 million in the first six months of 2001 and $12.7 million in fiscal year 2001. Of the total restructuring charges recorded during fiscal year 2001, $3.2 million related to employee termination costs and the remaining $9.5 million relates primarily to costs for excess leased facilities. During the first six months of 2002, we made cash payments of $1.8 million against the restructuring accrual. At June 30, 2002, restructuring charges of $6.4 million remain accrued, primarily related to excess facility costs. We anticipate utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005. Remaining employee termination costs of $0.1 million are expected to be paid during fiscal 2002. We recorded a charge of $1.6 million in the six months ended June 30, 2001, resulting from the write-down of impaired assets.

     In January 1, 2002, we adopted SFAS No. 142. We tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step was completed during the three months ended March 31, 2002 and did not result in an impairment charge based on the determination of fair value at January 1, 2002.

     Due to a difficult economic environment and heightened price competition in the modem and telecom businesses during the three months ended June 30, 2002, we experienced a significant drop in our market capitalization, and we proceeded to perform an interim step to measure goodwill and intangible assets for impairment. The outcome of this test resulted in a non-cash charge of $4.0 million in the six months ended June 30, 2002 to write off goodwill in both the Cable and Telecom segments.

     Gain on early retirement of debt. In the first six months of 2001, we repurchased approximately $195.6 million of our Convertible Subordinated Notes (Notes) for $68.5 million in cash, resulting in a gain of approximately $121.5 million, net of related unamortized issuance costs. In April 2002, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). Accordingly, we will now report our gain from retirement of our Notes in operations. All prior periods will reflect the adoption of SFAS No. 145. In the first six months of 2002, we repurchased approximately $74 million of our Notes for $39.2 million in cash, resulting in a gain of approximately $33.3 million net of related unamortized issue costs.

     Interest Income and Expense. Interest income decreased 55% to $2.0 million for the three months ended June 30, 2002 and 63% to $4.1 million in the six months ended June 30, 2002, compared to $4.5 million and $11.2 million in the comparable periods of 2001. Interest expense, which relates primarily to interest on our Notes due in 2007, decreased 49% to $2.2 million for the three months ended June 30, 2002 and 57% to $4.4 million in the six months ended June 30, 2002, compared to $4.3 million and $10.0 million in the comparable periods of 2001. The decrease in both interest income and interest expense was due to the use of cash to repurchase of $325.9 million of the Notes in 2001 and $74 million of the Notes in the first half of 2002 and to the use of cash for operations.

     Other income and expense. During the three months ended June 30, 2002, we wrote down $4.5 million of long-term investments which were included in our Cable Segment (as defined by SFAS No. 131) and were charged due to impairment to other expense. We estimated the fair value of the long-term investment based on the performance of the investment, as well as the volatility inherent in the external markets for this investment.

     Income Taxes. We recorded a provision for income taxes of $1,000 during the three months ended June 30, 2002 and a provision for income taxes of $7,000 during the six months ended June 30, 2002. During the three and six months ended June 30, 2001 we had a provision for income taxes of $0.3 million and a benefit for income taxes of $13.6 million, respectively. During the first three months of 2001 we recorded a benefit of $13.9 million, which consisted of a reduction of deferred tax liabilities related to the Telegate, Radwiz, Ultracom, and Combox acquisitions and a $485,000 provision for foreign taxes.

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

     On September 21, 2000, the lead plaintiffs filed a consolidated class action complaint containing factual allegations nearly identical to those in the original lawsuits. The consolidated class action complaint, however, alleged claims on behalf of a class whose members purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000. On October 30, 2000, defendants moved to dismiss the consolidated class action complaint. On March 14, 2001, after defendants’ motion had been fully briefed and argued, the court issued an order granting in part defendants’ motion and giving plaintiffs leave to file an amended complaint. On April 13, 2001, plaintiffs filed their first amended consolidated class action complaint. On June 15, 2001, defendants moved to dismiss this new complaint and oral argument on the motion occurred on December 17, 2001. On March 29, 2002, the court denied the defendants’ motion to dismiss. The parties are now in the discovery process.

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

     On May 7, 2002, a shareholder filed a derivative lawsuit purportedly on our behalf against five of our current directors, two former directors and two former officers. This lawsuit is titled Campbell vs. Rakib, et al. (No. CV807650), and is pending in the California Superior Court, Santa Clara County. We are a nominal defendant in this lawsuit, which alleges claims relating to essentially the same purportedly misleading statements that are at issue in the pending securities class action. In that litigation, we dispute we made any misleading statements. The derivative complaint also alleges claims relating to stock sales by certain of the director and officer defendants. We believe that there are many defects in these complaints.

     On July 12, 2002, a shareholder filed a derivative lawsuit purportedly on our behalf against three of our current directors, one former officer and three former investors. This lawsuit is titled O’Brien vs. Rakib, et al. (No. 410201), and is pending in the California Superior Court, San Francisco County. We are a nominal defendant in this lawsuit, which alleges claims relating to essentially the same purportedly misleading statements that are at issue in the pending securities class action. In that litigation, we dispute that we made any misleading statements. The derivative complaint also alleges claims relating to stock sales by certain of the director and officer defendants. We believe that there are many defects in these complaints.

Liquidity and Capital Resources

     Cash used in operating activities for the six months ended June 30, 2002 was $21.8 million compared to $89.9 million used in 2001. In the six months ended June 30, 2002, cash used by operating activities included $7.8 million net loss, and an $11.3 million decrease in other assets relating primarily to cash which was restricted due to certain operating lease commitments and is now classified in other assets. In the six months ended June 30, 2001, cash used by operating activities was primarily related to decreases in accounts payable, deferred taxes and other non-current liabilities partially offset by an increase in inventory.

     Cash used in investing activities during the six months ended June 30, 2002 was $35.6 million, compared to cash provided by investing activities of $62.5 million in 2001. Investing activities consisted primarily of the purchase and sale of short-term investments.

     Cash used by financing activities was $36.0 million in the first six months of 2002, compared to cash used in financing activities of $68.0 million in 2001. Financing activities typically consist of cash received through the exercise of stock options and shares issued through stock purchase plans, which are offset by interest payments on outstanding debt. In the first half of 2001, we repurchased Notes for $68.5 million in cash. In the first half of 2002, we repurchased Notes for $39.2 million in cash.

     As of June 30, 2002, we had a standby letter of credit outstanding for $9.0 million in support of certain operating lease commitments and another $0.7 million in letters of credit in support of purchase obligations.

     We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of June 30, 2002, we had approximately $71.6 million of purchase obligations, of which $19.9 million is included on the balance sheet as accrued vendor cancellation charges. The remaining obligations are expected to become payable at various times through mid-2003.

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

Impact of Recently Issued Accounting Standards

     In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), which requires us to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have not yet determined whether adoption of SFAS No. 146 will have a material impact on our financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to lease-back transactions. We adopted the provisions of SFAS No. 145 in the second quarter of 2002. In accordance with its adoption of SFAS No. 145, all prior periods will reflect the adoption of SFAS No. 145 in our condensed consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144). SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 were adopted by us effective January 1, 2002.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (SFAS No. 141 and SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     We adopted SFAS No. 142 on January 1, 2002. We reclassified identifiable intangible assets with indefinite lives, as defined by SFAS No. 142, to goodwill at the date of adoption. We test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. See Note 5 in Note to Condensed Consolidated Financial Statements.

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

We Have a History of Losses.

     It is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we have been shipping products in volume since the first quarter of 1998. As of June 30, 2002, we had an accumulated deficit of $900.8 million. We believe that we will continue to experience net losses for the foreseeable future. We generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. In addition, significant delays in our commercialization of new products will adversely affect our business. Moreover, even though we have experienced significant revenue growth since our inception, the profit potential of our business remains unproven.

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

We Are Dependent on a Small Number of Customers.

     A substantial majority of our revenues have been and will continue to be derived from sales to a relatively small number of customers. Three customers (one of which is a related party) accounted for approximately 49% of our revenues for the six months ended June 30, 2002. The loss of any one of these customers could have a material adverse effect on our results of operations. In addition, sales to our customers are and will continue to be focused on a limited number of projects.

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

Acquisitions Could Result In Dilution, Operating Difficulties and Other Adverse Consequences.

     We acquired ten companies from September 1999 through December 2000. We may acquire additional companies in the future. As a result of our decision to suspend certain product lines and product development efforts and downturns in the broadband services and telecommunications industries, in general, we wrote-down intangible assets relating to these acquisitions of approximately $572.8 million in 2001, and $4.0 million during the first six months of 2002. The process of integrating any such acquired company into our business and operations may be risky and may create unforeseen operating difficulties and expenditures going forward.

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

There Are Many Risks Associated with Our Participation in DOCSIS.

     In January 2002, CableLabs announced that it had finished specifications for an advanced generation of cable modems called DOCSIS 2.0. DOCSIS 2.0 incorporates two advanced physical layer modulation techniques, S-CDMA and A-TDMA that four companies, including us, had helped to develop.

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

     Although we sell DOCSIS systems, the majority of our sales are derived from our proprietary S-CDMA products, which are not DOCSIS compliant. There have been instances where our customers and potential customers delayed or canceled purchases of our proprietary products in order to purchase products that comply with the DOCSIS specification. In addition, there have been instances where our existing customers and potential new customers purchased DOCSIS-compliant products from one or more of our competitors rather than purchasing our products. We believe that this may be an increasing trend in the future as service providers look to purchase DOCSIS certified or qualified products. As a result, we have reduced our prices and continue to experience customer demand to further reduce our prices in order to promote sales of our current products. This has had and may continue to have an adverse impact on our operating results and gross margin.

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

Supply of Our Products Depends On Our Ability to Forecast Demand Accurately.

     The emerging nature of the broadband services market makes it difficult for us to accurately forecast demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of product or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We had purchase obligations of approximately $71.6 million as of June 30, 2002, primarily to purchase minimum quantities of materials and components used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate.

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

We May Have Financial Exposure to Litigation Against Our Directors and Officers.

     We and/or our directors and officers are defendants in a number of lawsuits, including securities litigation lawsuits. As a result, we may have financial exposure to litigation as a defendant and because we are obligated to indemnify our officers and members of our Board of Directors for certain actions taken by our officers and directors on our behalf. In order to limit financial exposure arising from litigation and/or our obligation to indemnify our officers and directors, we purchase insurance.

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

     While we generally invoice our foreign sales in U.S. dollars, we do invoice our sales into Brazil in reals and certain sales in Europe in euros. We currently do not engage in foreign currency hedging transactions. As we expand our international operations, payments to us in foreign currencies and our exposure to losses as the result of foreign currency fluctuations may increase. We may choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to those foreign customers could result in decreased sales.

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

We May Be Unable to Adequately Protect or Enforce Our Intellectual PropertyRights.

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

Our Indebtedness Could Adversely Affect our Financial Condition; We May Incur Substantially More Debt.

     As of June 30, 2002, we had approximately $100.4 million of indebtedness outstanding. This high level of indebtedness may adversely affect our stockholders by:

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

     In addition, the stock markets in general, and the Nasdaq National Market and the market for broadband services and technology companies in particular, have experienced extreme price and volume volatility and a significant cumulative decline over the last two years. This volatility and decline has affected many companies irrespective of or disproportionately to the operating performance of these companies. Additionally, industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk.

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 50 basis point increase in interest rates would result in an approximate $854,000 decline (less than 0.4%) in the fair value of our available-for-sale securities.

Foreign Currency Risk.

     A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions in Belgium, United Kingdom, Hong Kong, Korea, Canada and Israel. An adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $160,000.

     All of the potential changes noted above are based on sensitivity analyses performed as of June 30, 2002. Actual results may differ materially

PART II. OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

     See “Litigation” under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The registrant’s Annual Meeting of Stockholders was held on May 22, 2002.

(b)	The meeting involved the election of two officers: Aleksander Krstajic and Lewis Solomon. The following directors terms continued after the meeting: Shlomo Rakib, Zaki Rakib and Christopher Schaepe.

(c)	There were four matters voted on at the Meeting. A brief description of each of these matters, and the results of the votes thereon, are as follows:

1.	Election of Directors

Nominee	For	Withheld

Aleksander Krstajic	58,004,446	1,121,509
Lewis Solomon	58,023,105	1,102,850

2.	Amendment to the 1998 Non-Employee Directors’ Plan to increase the aggregate number of common stock authorized for issuance under the plan by 400,000 shares

For	Against	Abstain

46,354,850	12,639,675	131,430

3.	Amendment to the 1998 Employee Stock Purchase Plan to increase the aggregate number of common stock authorized for issuance under the plan by 3,000,000 shares

For	Against	Abstain

56,431,564	2,590,465	103,926

4.	Ratification of the appointment of Ernst & Young LLP as the registrant’s auditors for the fiscal year ending December 31, 2002

For	Against	Abstain

58,446,244	620,123	59,589

ITEM 5. OTHER INFORMATION

       None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

None

(b)	REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	TERAYON COMMUNICATION SYSTEMS, INC.

By /s/ Carol Lustenader

Carol Lustenader Chief Financial Officer