Form 10-Q
period 2002-09-30
TERAYON COMMUNICATION SYSTEMS
filed 2002-11-15
CIK 1052303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2002
OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

TERAYON COMMUNICATION SYSTEMS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	77-0328533 (IRS EMPLOYER IDENTIFICATION NO.)

4988 GREAT AMERICA PARKWAY
SANTA CLARA, CALIFORNIA 95054
(408) 235-5500
(ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
THE REGISTRANT’S PRINCIPAL EXECUTIVE OFFICES)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of October 31, 2002, registrant had outstanding 73,128,720 shares of Common Stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERAYON COMMUNICATION SYSTEMS, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,610	$100,274
Short-term investments	91,266	233,614
Accounts receivable, net	21,974	48,386
Accounts receivable from related parties	448	4,006
Other current receivables	6,942	7,476
Inventory	9,033	16,658
Other current assets	11,539	13,462

Total current assets	269,812	423,876
Property and equipment, net	19,818	25,279
Intangibles and other assets, net	13,626	17,491

Total assets	$303,256	$466,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,120	$42,821
Accrued payroll and related expenses	6,107	9,441
Deferred revenues	1,175	4,169
Accrued warranty	10,101	8,368
Accrued vendor cancellation charges	19,888	17,291
Accrued restructuring	7,435	8,197
Other accrued liabilities	11,288	14,015
Interest payable on long-term debt	542	3,273
Current portion of capital lease obligations	164	126

Total current liabilities	77,820	107,701
Long-term portion of capital lease obligations	101	233
Long-term obligations	3,483	4,267
Convertible subordinated notes	65,081	174,141
Commitments and contingencies
Stockholders’ equity:
Common stock	73	73
Additional paid in capital	1,077,800	1,074,203
Accumulated deficit	(916,741)	(892,994)
Deferred compensation	(40)	(458)
Treasury stock, at cost	(773)	(768)
Accumulated other comprehensive (loss) income	(3,548)	248

Total stockholders’ equity	156,771	180,304

Total liabilities and stockholders’ equity	$303,256	$466,646

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Product revenues	$23,983	$71,145	$97,785	$155,152
Related party product revenues	492	8,458	6,315	44,168

Total revenues	24,475	79,603	104,100	199,320
Cost of goods sold:
Cost of product revenues	23,872	63,716	72,880	177,223
Cost of related party product revenues	307	5,519	5,460	28,329

Total cost of goods sold	24,179	69,235	78,340	205,552
Gross profit (loss)	296	10,368	25,760	(6,232)
Operating expenses:
Research and development	14,315	20,163	45,959	61,942
Sales and marketing	9,026	16,105	28,020	47,922
General and administrative	4,467	8,086	11,653	24,697
Goodwill amortization	—	149	—	22,953
Restructuring costs and asset write-offs	4,950	5,301	8,922	582,594

Total operating expenses	32,758	49,804	94,554	740,108

Loss from operations	(32,462)	(39,436)	(68,794)	(746,340)
Interest income	1,526	3,341	5,636	14,587
Interest expense	(990)	(2,351)	(5,347)	(12,399)
Other income (expense)	268	(698)	(4,197)	(819)
Gain on early retirement of debt	15,813	51,834	49,089	173,328

Income (loss) before tax (expense) benefit	(15,845)	12,690	(23,613)	(571,643)
Income tax (expense) benefit	(127)	392	(134)	14,021

Net income (loss)	$(15,972)	$13,082	$(23,747)	$(557,622)

Basic net income (loss) per share	$(0.22)	$0.19	$(0.33)	$(8.23)

Diluted net income (loss) per share	$(0.22)	$0.19	$(0.33)	$(8.23)

Shares used in computing basic net income (loss) per share	73,122	68,181	72,828	67,723

Shares used in computing diluted net income (loss) per share	73,122	69,632	72,828	67,723

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Operating activities:
Net loss	$(23,747)	$(557,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,059	13,082
Write-off and amortization of intangible assets	3,972	615,447
Amortization related to stock options	469	3,647
Gain on early retirement of debt	(49,088)	(175,828)
Lower of cost or market inventory provision	6,135	—
Impairment of investment	4,500	—
Write-off of fixed assets	2,257	—
Interest payable	5,656	11,821
Changes in operating assets and liabilities:
Accounts receivable	20,160	15,526
Accounts receivable from related parties	3,558	(9,809)
Interest paid	(8,387)	(21,395)
Inventory	5,856	55,732
Other assets	(6,253)	19,991
Accounts payable	(21,701)	(75,190)
Accrued payroll and related expenses	(3,334)	(322)
Deferred revenues	(2,994)	(1,583)
Accrued warranty	1,733	2,547
Accrued restructuring	(762)	7,449
Accrued vendor cancellation charges	2,597	15,392
Deferred taxes	—	(18,565)
Other accrued liabilities	(6,142)	(14,041)

Net cash used in operating activities	(56,456)	(113,721)

Investing activities:
Purchases of investments	(236,081)	(279,085)
Proceeds from sales and maturities of investments	379,966	309,531
Purchases of property and equipment	(5,855)	(10,239)

Net cash provided by investing activities	138,030	20,207

Financing activities:
Principal payments on capital leases	(94)	(348)
Principal payments on long-term obligations	—	(103)
Payments on repurchase of common stock	(5)	—
Exercise of options to purchase common stock	1,708	3,003
Proceeds from issuance of common stock through employee stock purchase plan	1,838	—
Principal payment on stockholders’ note receivable	—	3
Retirement of debt	(57,627)	(113,428)

Net cash used in financing activities	(54,180)	(110,873)
Effect of exchange rate changes	942	(715)

Net decrease in cash and cash equivalents	28,336	(205,102)
Cash and cash equivalents at beginning of period	100,274	347,015

Cash and cash equivalents at end of period	$128,610	$141,913

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

     The Company develops, markets and sells equipment to cable television operators, telecom carriers and satellite network operators who use the Company’s products to deliver broadband data, voice and video services to residential and business subscribers.

Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements at September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 have been included.

     Results for the three and nine months ended September 30, 2002 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Form 10-K dated April 1, 2002, as filed with the U.S. Securities and Exchange Commission. The accompanying balance sheet at December 31, 2001 is derived from audited consolidated financial statements at that date.

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

Basis of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Inventory and Purchase Obligations

     Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2002	2001

Finished goods	$5,688	$6,433
Work-in-process	378	236
Raw materials	2,967	9,989

	$9,033	$16,658

     The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations require the Company to purchase minimum quantities of the suppliers’ products at a specified price. Cost of goods sold for the three and nine months ended September 30, 2002 included a reversal of $0.6 million and $13.1 million, respectively, in special charges taken in 2001 for vendor cancellation charges and inventory considered to be excess and obsolete. The Company was able to reverse the provision in 2002 as it was able to sell inventory originally considered to be excess and obsolete. In addition, the Company was able to negotiate downward certain vendor cancellation claims to terms more favorable to the Company. During the three and nine months ended September 30, 2001, the Company recorded special charges of $6.4 million and $35.1 million, respectively, relating to vendor cancellation fees as well as inventory obsolescence.

     In the three and nine months ended September 30, 2002, the Company recorded an inventory reserve of $1.6 million and $6.1 million, respectively, to reduce certain inventories to the lower of cost or market as average selling prices fell below the cost of these products.

     As of September 30, 2002, the Company had $54.9 million of purchase obligations, of which $19.9 million is included on the balance sheet as accrued vendor cancellation charges. The remaining obligations are expected to become payable at various times through mid 2003.

Net Income (Loss) Per Share

     A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$(15,972)	$13,082	$(23,747)	$(557,622)

Denominator:
Basic weighted average shares of common stock outstanding	73,122	68,181	72,828	67,723
Effect of dilutive securities:
Common stock options and shares subject to repurchase	—	1,214	—	—
Warrants	—	237	—	—

Diluted weighted average shares of common stock outstanding	73,122	69,632	72,828	67,723

Basic net income (loss) per share	$(0.22)	$0.19	$(0.33)	$(8.23)

Diluted net income (loss) per share	$(0.22)	$0.19	$(0.33)	$(8.23)

     For the three and nine months ended September 30, 2002 and the nine months ended September 30, 2001, potentially dilutive options and warrants of approximately 257,000 539,000 and 1,311,000 shares, respectively, were excluded from the calculation since the effect was antidilutive.

     For the three and nine months ended September 30, 2002 and September 30, 2001, potentially dilutive outstanding convertible debt, which is convertible into shares of the Company’s common stock, of approximately 914,000, 1,589,000, 2,382,000 and 3,468,000 shares, respectively, were excluded from the calculation since the effect was antidilutive.

Comprehensive Net Income (Loss)

     Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of net unrealized gains or losses on short-term investments and accumulated net foreign currency translation gains or losses.

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$(15,972)	$13,082	$(23,747)	$(557,622)
Cumulative translation adjustments	(1,380)	(94)	(2,937)	(716)
Change in unrealized gain (loss) on available- for-sale investments	(361)	813	(859)	1,163

Total comprehensive net income (loss)	$(17,713)	$13,801	$(27,543)	$(557,175)

Impact of Recently Issued Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No. 146 is dependent on the Company’s related activities subsequent to the date of adoption.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to lease-back transactions. As permitted, the Company early adopted the provisions of SFAS No. 145 in the second quarter of 2002. The Company determined that the extinguishment of its debt did not meet the criteria of an extraordinary item as set forth in SFAS No. 145. Accordingly, the Company is now reporting its gain from retirement of its Convertible Subordinated Notes in operations instead of as an extraordinary item. All prior periods reflect the adoption of SFAS No. 145. See Note 7.

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

     In June 2001, FASB issued SFAS No. 141 (SFAS 141), “Business Combinations” and SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

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

     The following pro forma information reflects the impact on net income (loss) and net income (loss) per share assuming the adoption of SFAS No. 142 had occurred on January 1, 2001 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Pro forma)		(Pro forma)

Reported net income (loss)	$(15,972)	$13,082	$(23,747)	$(557,622)
Amortization of goodwill and intangible assets with indefinite lives	—	2,667	—	36,030

Pro forma net income (loss)	$(15,972)	$15,749	$(23,747)	$(521,592)

Basic and diluted net income (loss) per share:
Reported net income (loss)	$(0.22)	$0.19	$(0.33)	$(8.23)
Adjustment related to amortization of goodwill and intangible assets with indefinite lives	—	0.04	—	0.53

Pro forma net income (loss) per share	$(0.22)	$0.23	$(0.33)	$(7.70)

2. Commitments

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

     On September 21, 2000, the lead plaintiffs filed a consolidated class action complaint containing factual allegations nearly identical to those in the original lawsuits. The consolidated class action complaint, however, alleged claims on behalf of a class whose members purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000. On October 30, 2000, defendants moved to dismiss the consolidated class action complaint. On March 14, 2001, after defendants’ motion had been fully briefed and argued, the court issued an order granting in part defendants’ motion and giving plaintiffs leave to file an amended complaint. On April 13, 2001, plaintiffs filed their first amended consolidated class action complaint. On June 15, 2001, defendants moved to dismiss this new complaint and oral argument on the motion occurred on December 17, 2001. On March 29, 2002, the court denied the defendants’ motion to dismiss. The parties are now in the discovery process. In addition, plaintiffs have moved for class certification, and defendants have opposed certain aspects of that motion.

     The lawsuit seeks an unspecified amount of damages, in addition to other forms of relief. The Company considers the lawsuits to be without merit and intends to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

     On October 16, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the California Superior

Court, San Luis Obispo County. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc. (Bertram). The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of “all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants’ activity, and as the Court shall determine is not inconsistent with the exercise of the Court’s jurisdiction.” Plaintiffs seek equitable and injunctive relief. Defendants removed the Bertram case to the United States District Court, Central District of California and, on January 19, 2001, filed a motion to dismiss the complaint. A hearing on defendants’ motion was held March 26, 2001 and the court granted Defendants’ motion to dismiss the action and denied Plaintiffs’ motion requesting remand. On April 5, 2001, Defendants moved for an order requiring further proceedings, if any to take place in the Northern District of California. Plaintiffs did not oppose this motion and eventually entered into a stipulation to go forward in the Northern District. On July 9, 2001, a status conference was held in this case before Judge Patel. Plaintiffs did not appear for the conference, and the court requested that defendants submit an order dismissing the Bertram action with prejudice, which the defendants have submitted to the court. On August 7, 2002, the court held another conference at which it entered an order dismissing the Bertram case. The court’s order permits the individual plaintiffs in the Bertram case to pursue any claims that they may have as members of the purported class in the related, consolidated class action discussed above. Plaintiffs have appealed this order.

     The Company believes that the allegations in the Bertram case, as with the allegations in the federal securities case, are without merit and intends to contest the matter vigorously.

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

     On July 12, 2002, a shareholder filed a derivative lawsuit purportedly on behalf of Terayon against three of its current directors, one former officer and three former investors. This lawsuit is titled O’Brien vs. Rakib, et al., and is pending in the California Superior Court, San Francisco County. The Company is a nominal defendant in this lawsuit, which alleges claims relating to essentially the same purportedly misleading statements that are at issue in the pending securities class action. In that litigation, the Company disputes that it made any misleading statements. The derivative complaint also alleges claims relating to stock sales by certain of the director and officer defendants. The plaintiff in the O’Brien case has dismissed the investor defendants without prejudice.

     Since the Campbell and O’Brien cases were filed, the parties have taken steps to have these cases consolidated in the California Superior Court, County of Santa Clara. On October 4, 2002, the California Superior Court, County of San Francisco entered an order providing for the transfer of the O’Brien case. On October 29, 2002, plaintiff in the O’Brien case submitted certain materials to the California Superior Court, County of Santa Clara to effectuate that transfer.

     The Company believes that there are many defects in the Campbell and O’Brien derivative complaints.

4. Operating Segment Information

     The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM allocates resources to each segment based on their business prospects, competitive factors, revenues and operating results.

     The Company views its business as having two principal operating segments: Cable Broadband Access Systems (Cable) and Telecom Carrier Access Systems (Telecom). The Cable segment consists primarily of its TeraComm System, TJ line of DOCSIS cable modems, BW line of DOCSIS Cable Modem Termination Systems (CMTS), and the CherryPicker family of Digital Video Management Systems that are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The Telecom segment consists primarily of MiniPlex DSL Systems, IPTL Converged Voice and Data Service System and MainSail products, which are sold to providers of broadband services for the deployment of voice and data services over the existing copper wire infrastructure.

     Information on reportable segments for the three and nine months ended September 30, 2002 and 2001 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Cable Broadband Access Segment:
Revenues	$22,006	$72,223	$95,834	$174,519
Operating loss	$(28,214)	$(27,038)	$(58,111)	$(454,660)
Telecom Broadband Access Segment:
Revenues	$2,469	$7,380	$8,266	$24,801
Operating loss	$(4,248)	$(12,398)	$(10,683)	$(291,680)
Operating income (loss):
Operating loss by reportable segments	$(32,462)	$(39,436)	$(68,794)	$(746,340)
Unallocated amounts:
Interest and other income, net	804	292	(3,908)	1,369
Gain on early retirement of debt	15,813	51,834	49,089	173,328
Income tax (expense) benefit	(127)	392	(134)	14,021

Net income (loss)	$(15,972)	$13,082	$(23,747)	$(557,622)

Geographic areas:
Revenues:
United States	$12,049	$4,587	$28,940	$37,816
Canada	1,440	41,628	11,448	77,698
Europe and Israel	2,766	18,019	15,340	35,719
Asia	7,671	15,123	47,387	47,311
South America	549	246	985	776

Total	$24,475	$79,603	$104,100	$199,320

	September 30,	December 31,
	2002	2001

Assets:
Cable Broadband Access Segment	$300,058	$455,836
Telecom Broadband Access Segment	3,198	10,810

Total assets	$303,256	$466,646

Long-lived assets:
United States	$30,303	$36,106
Canada	575	256
Europe and Israel	2,215	4,145
Asia	235	243
South America	116	2,020

Total Long-lived assets	33,444	42,770
Total current assets	269,812	423,876

Total Assets	$303,256	$466,646

     Two customers accounted for 10% or more of total revenues (25% and 14%) for the three months ended September 30, 2002. Three customers accounted for 10% or more of total revenues (41%, 11% and 10%) for the three months ended September 30, 2001. One customer accounted for 10% or more of total revenues (32%) for the nine months ended September 30, 2002. Two customers accounted for 10% or more of total revenues (23% and 10%) for the nine months ended September 30, 2001. No other customer accounted for more than 10% of revenues during these periods.

5. Restructuring Charges and Asset Write-offs

Restructuring

     During the third quarter of 2002, the Company’s Board of Directors approved a new restructuring plan. The Company incurred restructuring charges in the amount of $3.6 million of which $2.3 million related to employee termination costs and the remaining $1.3 million related to costs for excess leased facilities. At September 30, 2002, restructuring charges of $1.6 million remain accrued. As of September 30, 2002, 139 employees have been terminated and the Company paid $2.0 million in termination costs. The Company anticipates that the remaining employee termination costs related to an additional 14 employees will be substantially paid in the fourth quarter of 2002. The Company anticipates the remaining restructuring accrual, primarily relating to excess leased facilities will be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

     A summary of the 2002 accrued restructuring charges is as follows (in millions):

		Excess Leased
	Involuntary	Facilities and
	Terminations	Cancelled Contracts	Total

Total Charge	$2.3	$1.3	$3.6
Cash Payments	(2.0)	—	(2.0)

Balance at September 30, 2002	$0.3	$1.3	$1.6

     During 2001, the Company’s Board of Directors approved a restructuring plan to streamline the Company’s organizational structure worldwide. The Company incurred restructuring charges in the amount of $9.1 million in the first nine months of 2001 and $12.7 million in fiscal year 2001. Of the total restructuring charges recorded during fiscal year 2001, $3.2 million related to employee termination costs and the remaining $9.5 million related primarily to costs for excess leased facilities. At September 30, 2002, restructuring charges of $5.8 million remain accrued related to excess facility costs. The Company anticipates utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

     In the three and nine months ended September 30, 2002, the Company reclassified $0.1 million and $1.1 million, respectively, which had originally been accrued for as employee termination costs to accrued excess lease facility costs due to a revision in estimate.

     The following table summarizes the costs and activities during the first nine months of fiscal 2002, related to the 2001 restructuring (in millions):

		Excess Leased
		Facilities and
	Involuntary	Cancelled
	Terminations	Contracts	Total

Balance at December 31, 2001	$1.2	$7.0	$8.2
Additions	—	—	—
Cash Payments	(0.1)	(2.3)	(2.4)
Reclassification	(1.1)	1.1	—

Balance at September 30, 2002	$—	$5.8	$5.8

Asset Write-offs

     During the three and nine months ended September 30, 2002, the Company wrote-off $1.4 million and $2.2 million, respectively, of fixed assets which were determined to have no remaining useful life. During the third quarter of 2001, $1.6 million related to fixed assets acquired from ANE were determined to have no remaining useful life and were written-off.

     Downturns in the broadband services and telecommunications markets created unique circumstances with regard to the assessment of goodwill and other intangible assets for recoverability. As a result of the Company’s decision to suspend certain product lines and product development efforts during the first quarter of 2001, intangible assets totaling $165.8 million relating to certain acquisitions were deemed to be impaired with no future value and were written-off. Further, the aforementioned downturns in the principal markets in which the Company continues to operate, have negatively impacted the forecasted revenues and cash flows from certain other companies acquired during fiscal 1999 and 2000. In accordance with the Company’s policy, the comparison of the discounted expected future cash flows to the carrying amount of the related intangible assets resulted in a write-down of these assets related to both the Cable and Telecom segments of $405.9 million in the first nine months of 2001.

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

     Due to a difficult economic environment and heightened price competition in the modem and telecom businesses during the three months ended June 30, 2002, the Company experienced a significant drop in its market capitalization, and therefore proceeded to perform an interim test to measure goodwill and intangible assets for impairment at June 30, 2002. The outcome of this test resulted in a non-cash charge of $4.0 million to write off goodwill in both the Cable and Telecom segments

6. Impairment of Long-Term Investment

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

7. Convertible Subordinated Notes

     In the three and nine months ended September 30, 2001, the Company repurchased approximately $104.3 million and $299.9 million, respectively, of Convertible Subordinated Notes (Notes) for $45.0 million and $113.4 million, respectively, in cash, resulting in a gain of approximately $51.8 million and $173.3 million, respectively, net of related unamortized issuance costs and accrued taxes of $7.5 million and $13.2 million, respectively. In April 2002, the Company adopted SFAS No. 145 and determined that the extinguishment of its debt did not meet the criteria of an extraordinary item as set forth in SFAS No. 145. Accordingly, the Company is now reporting its gain from retirement of its Notes in its results of operations. All prior periods reflect the adoption of SFAS No. 145.

     In the first three and nine months of 2002, the Company repurchased approximately $35.1 million and $109.1 million, respectively, of Notes for $18.4 million and $57.6 million, respectively, in cash, resulting in a gain included in operations of approximately $15.8 million and $49.1 million, respectively, net of related unamortized issuance costs of $0.9 million and $2.4 million, respectively.

8. Advertising

     In December 2001, the Company entered into co-marketing arrangements with Shaw Communications, Inc. (Shaw) and Rogers Communications, Inc. (Rogers), a related party (see Note 9). The Company paid $7.5 million to Shaw and $0.9 million to Rogers, and recorded these amounts as other current assets. In July 2002, the Company began amortizing these prepaid assets and charging them against Cable revenues in accordance with EITF 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” The Company will continue to charge the amortization of these assets against Cable revenues in each of the next five quarters through December 31, 2003, the term of the related arrangement, at the rate of $1.4 million per quarter. Amounts charged against revenues in the third quarter of 2002 totaled approximately $1.4 million.

9. Related Party Transaction

     Lewis Solomon, a member of the Company’s Board of Directors and chairman of the Company’s Audit Committee is also a member of the Board of Directors of Harmonic, Inc. (Harmonic). In June 2002, the Company entered a reseller agreement with Harmonic to sell certain of the Company’s products. To date, there have been no significant transactions between the two parties.

10. Investment in Net Servicos de Comunicacao SA

     During the third quarter of 2002, the Company received approximately 35.9 million shares of Net Servicos de Comunicacao SA (“Net Servicos”), a customer, valued at approximately $2.4 million as settlement for all outstanding accounts receivables due from Net Servicos. All revenue and the cost of sales relating to these receivables had been deferred due to extended payment terms offered in the original sales agreements. The Company recorded a loss on the settlement of the Net Servicos receivables of $0.9 million, which was charged to cost of goods sold in the third quarter of 2002.

     The shares are classified as available-for-sale and are included in the balance sheet as short-term investments. The shares of Net Servicos are traded on the Sao Paulo Stock Exchange, and the share price has traditionally been volatile and subject to significant price fluctuations. This volatility could result in potential future losses to the market value of the shares until the Company is able to sell them. The Company expects to liquidate these shares in the fourth quarter of 2002 and the first quarter of 2003. The Company expects to record revenue and the related cost of sales as the shares are sold and cash is received.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

Overview

     We develop, market and sell equipment to cable television operators, telecom carriers and satellite network operators, who use our products to deliver broadband data, video, and voice services to residential and business subscribers. We strive to deliver innovative broadband data, video and voice solutions that enable service providers to accelerate the deployment of revenue-generating services today and tomorrow.

     We sell our products to cable operators and other providers of broadband services through direct sales forces in North America, South America, Europe and Asia. We also distribute our products through resellers and system integrators. We are structured around, and our sales are derived from, the following operating segments: Cable Broadband Access Systems (Cable) and Telecom Carrier Systems (Telecom). The products sold in Cable consist primarily of our TeraComm System products which are based on our S-CDMA technology, our TJ line of cable modems based on the DOCSIS specification, our BW line of DOCSIS Cable Modem Termination Systems (CMTS), our CherryPicker family of digital video management system. These products are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The products sold in Telecom consist primarily of our MiniPlex DSL Systems, our IPTL Converged Voice and Data Service System and our MainSail products, which are sold to broadband service providers for the deployment of voice and data services over the existing copper wire infrastructure. We sell directly to providers of broadband access services and to distributors and resellers throughout the world.

     We sustained a net loss of $23.7 million for the nine months ended September 30, 2002. We had an accumulated deficit of $916.7 million as of September 30, 2002. Our operating expenses are based in part on our expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. We anticipate that we will spend approximately $6 million to $9 million on capital expenditures and approximately $60 million to $62 million on research and development during the year ending December 31, 2002. Anticipated capital expenditures consist of purchases of computer hardware, furniture and leasehold improvements for our facilities, and software and equipment.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended December 31, 2001 except as follows:

     Goodwill. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. We reclassified identifiable intangible assets with indefinite lives, as defined by SFAS No. 142, to goodwill at the date of adoption. We test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.

     Due to a difficult economic environment and heightened price competition in the modem and telecom businesses during the second quarter of 2002, we experienced a significant drop in our market capitalization, and therefore proceeded to perform an interim test to measure goodwill and intangible assets for impairment. The outcome of this test resulted in a non-cash charge of $4.0 million to write off goodwill in both the Cable and Telecom segments during the second quarter of 2002.

Results of Operations

Three Months and Nine Months Ended September 30, 2002 and 2001

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

     Revenues consist primarily of sales of products to new and existing customers providing broadband services. Our revenues decreased 69% to $24.5 million for the three months ended September 30, 2002 from $79.6 million in 2001 and decreased 48% to $104.1 million for the nine months ended September 30, 2002 from $199.3 million in 2001. Revenues from Cable were $22.0 million during the three months ended September 30, 2002, down 70% from $72.2 million for the same period in 2001 and $95.8 million in the first nine months of 2002, down 45% from $174.5 million in 2001. Our decrease in Cable revenues reflects the challenge of transitioning from our products to standards-based products during a period of difficult market conditions including significant declines in the Average Selling Prices (ASPs) of our modems.

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

     In December 2001, we entered into co-marketing arrangements with Shaw Communications, Inc. (Shaw) and Rogers Communications, Inc. (Rogers). We paid $7.5 million to Shaw and $0.9 million to Rogers, and recorded these amounts as other current assets. In July 2002, we began amortizing these prepaid assets and charging them against Cable revenues in accordance with EITF 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” We will continue to charge the amortization of these assets against Cable revenues in each of the next five quarters through December 31, 2003 at the rate of $1.4 million per quarter. Amounts charged against revenues in the third quarter of 2002 totaled approximately $1.4 million.

     Revenues from Telecom were $2.5 million during the three months ended September 30, 2002, down 67% from $7.4 million for the same period in 2001 and $8.3 million in the first nine months of 2002, down 67% from $24.8 million in 2001. Our telecom business revenues in the third quarter continue to reflect the lower capital expenditures in the telecom industry due to weak demand and over-capacity in existing networks.

     Cost of Goods Sold. Cost of goods sold consists of direct product costs as well as the cost of our manufacturing. The cost of the manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs, freight and warehousing, inventory provisions, and associated costs of personnel and equipment. In the three months ended September 30, 2002, cost of goods sold decreased by 65% to $24.2 million compared to $69.2 million in 2001. This decrease in cost of goods sold is primarily due to the decrease in revenues in 2002, special charges of $6.4 million in the third quarter of 2001, a reversal of special charges of $0.6 million in the third quarter of 2002 as we were able to sell inventory originally considered to be in excess and obsolete, and approximately $0.9 million of amortization of acquired intangible assets recorded in the third quarter of 2001. In the third quarter of 2002, we recorded additional inventory reserves of $1.6 million to reduce certain inventories to the lower of cost or market.

     During the third quarter of 2002, we received approximately 35.9 million shares of Net Servicos de Comunicacao SA (Net Servicos), a customer, valued at approximately $2.4 million as settlement for all outstanding accounts receivables due from Net Servicos to us. All revenue and the cost of sales relating to these receivables had been deferred due to extended payment terms offered in the original sales agreement. We recorded a loss on the settlement of the Net Servicos receivables of $0.9 million, which was charged to cost of goods sold in the third quarter of 2002. The shares of Net Servicos are traded on the Sao Paulo Stock Exchange, and the share price has traditionally been volatile and subject to significant price fluctuations. This volatility could result in potential future losses to the market value of the shares until we are able to sell them. We expect to record revenue and the related cost of sales as the shares are sold for cash in the fourth quarter of 2002 and the first quarter of 2003.

     In the nine months ended September 30, 2002, cost of goods sold decreased by 62% to $78.3 million compared to $205.6 million in 2001. Cost of goods sold for the nine months ended September 30, 2002 included a reversal of approximately $13.1 million in special charges taken in 2001 for vendor cancellation charges and inventory previously reserved for excess and obsolete. We reversed the provision, as we were able to sell inventory originally considered to be in excess and obsolete. In addition, we were able to negotiate downward certain vendor cancellation claims to terms more favorable to us than originally anticipated. Cost of goods sold for the nine months ended September 30, 2001 also included special charges of $35.1 million and approximately $13.3 million of amortization of acquired intangible assets. There was no amortization of acquired intangible assets in 2002.

     Excluding the effects of special charges in 2002 and 2001 and the amortization of acquired intangible assets in 2001, our cost of goods sold for the three months ended September 30, 2002, increased as a percentage of sales due to certain fixed indirect product costs which are allocated to a smaller revenue base as well as a higher percentage of revenue attributable to lower margin cable modems. During the nine months ended September 30, 2002, our cost of goods sold, excluding the effects of special charges in 2002 and 2001 and the amortization of acquired intangible assets in 2001, decreased as a percentage of sales primarily due to sales of higher margin head-end and video products in the first quarter of 2002.

     Gross Profit (Loss). We achieved a gross profit of $0.3 million or 1% of sales for the three months ended September 30, 2002 compared to a gross profit of $10.4 million or 13% of sales for the three months ended September 30, 2001. The decrease in gross profit in the three months ended September 30, 2002 compared to the three months ended September 30, 2001 is primarily related to lower sales volume in the third quarter of 2002.

     For the nine months ended September 30, 2002, we achieved a gross profit of $25.8 million or 25% of sales, compared to a gross loss of $6.2 million for the nine months ended September 30, 2001. The increase in gross profit is primarily related to a $13.1 million reversal of special charges in 2002, as well as sales of higher-margin headend equipment in the first quarter of 2002. Additionally, in the nine months ended September 30, 2001, we recorded special charges of $35.1 million and amortization of $13.3 million of acquired intangible assets, which were not recorded in 2002. Excluding the reversal of special charges, gross profit for the nine months ended September 30, 2002 was 12% of sales. Excluding special charges and amortization costs, gross profit for the nine months ended September 30, 2001 was 4% of sales. We anticipate further decreases in our ASPs and continued pressure on margins unless and until we can produce lower cost products and increase sales of our higher-margin headend products. These ASP decreases, if not offset by a decrease in our product costs, will likely have an adverse impact on our operating results through at least 2003.

     Research and Development. Research and development expenses consist primarily of personnel costs, as well as prototype materials, equipment and supplies required to develop and to enhance our products. Research and development expenses decreased 29% to $14.3 million in the three months ended September 30, 2002 and 26% to $46.0 million in the nine months ended September 30, 2002, compared to $20.2 million in three months ended September 30, 2001 and $61.9 million in the nine months ended September 30, 2001. The decrease in research and development expenses was primarily related to overall reductions in research and development spending, particularly through lower headcount and reductions in prototype development, during 2002. Additionally, in 2001, we recorded amortization of acquired intangible assets of $1.1 million and $4.3 million in the three and nine months ended September 30, 2001, respectively. There was no amortization in 2002. We intend to continue our investment in research and development and expect research and development to remain relatively flat during the fourth quarter of 2002.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses decreased 44% to $9.0 million in the three months ended September 30, 2002 and 42% to $28.0 million in the nine months ended September 30, 2002, compared to $16.1 million in the three months ended September 30, 2001 and $47.9 million in the nine months ended September 30, 2001. The decrease in sales and marketing expenses was primarily related to lower headcount due to reductions in force during late 2001 and the third quarter of 2002. Additionally, in 2001, we recorded amortization of acquired intangible assets of $1.9 million and $3.6 million in first three and nine months of 2001, respectively. There was no amortization in 2002. We expect sales and marketing expenses to continue to decrease in the fourth quarter of 2002.

     General and Administrative. General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses, legal, accounting and consulting fees. General and administrative expenses decreased 45% to $4.5 million for the three months ended September 30, 2002 and 53% to $11.7 million in the nine months ended September 30, 2002, compared to $8.1 million in the first three months of 2001 and $24.7 million in the first nine months of 2001. General and administrative expenses in the first three and nine months of 2001 include $1.1 million and $3.4 million, respectively, of amortization of acquired intangible assets. There was no amortization in 2002. In addition, general and administrative expenses decreased due to lower headcount and reduced legal and information technology expenditures in 2002. We expect general and administrative expenses to remain flat or continue to decrease slightly in the fourth quarter of 2002.

     Goodwill Amortization. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. As of September 30, 2002, we have no further goodwill and intangible assets. No amortization expense was recorded during the three and nine months ended September 30, 2002. Goodwill arising from acquisitions accounted for $0.15 million in amortization in the three months ended September 30, 2001 and $23.0 million in amortization in the nine months ended September 30, 2001.

     Restructuring Costs and Asset Write-offs. We incurred restructuring charges of $9.1 million in the first nine months of 2001. Of the total restructuring charges recorded, $2.9 million related to employee termination costs covering 293 technical, production, and administrative employees. The remaining $6.2 million related primarily to costs for excess leased facilities. During the first nine months of 2002, we made cash payments of $2.4 million against the restructuring accrual. In the three and nine months ended September 30, 2002, we reclassified $0.1 million and $1.1 million, respectively, which had originally been accrued for as employee termination costs to accrued excess lease facility costs due to a revision in estimate. As of September 30, 2002, restructuring charges of $5.8 million remain accrued, primarily related to excess facility costs. We anticipate utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

     We incurred additional restructuring charges of $3.6 million in the third quarter of 2002. Of the total restructuring charge, $2.3 million is related to employee termination costs. The remaining $1.3 million relates primarily to costs for excess leased facilities. During the third quarter ended 2002, 139 employees have been terminated and we made cash payments of $2.0 million against the restructuring accrual. We anticipate that the remaining employee termination costs related to an additional 14 employees will be substantially paid in the fourth quarter of 2002. At September 30, 2002, restructuring charges of $1.6 million remain accrued, primarily related to excess facility costs. We anticipate that the termination costs will be substantially paid in the fourth quarter of 2002. We anticipate utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

     During the three and nine months ended September 30, 2002, we wrote-off $1.4 million and $2.2 million, respectively, of fixed assets which were determined to have no remaining useful life. We recorded a charge of $1.6 million in the third quarter of 2001, resulting from the write-down of impaired assets.

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

     Due to a difficult economic environment and heightened price competition in the modem and telecom businesses during the second quarter of 2002, we experienced a significant drop in our market capitalization, and we proceeded to perform an interim step to measure goodwill and intangible assets for impairment. The outcome of this test resulted in a non-cash charge of $4.0 million in the second quarter of 2002 to write off goodwill in both the Cable and Telecom segments.

     Gain on early retirement of debt. In the three and nine months ended September 30, 2001, we repurchased approximately $104.3 million and $299.9 million, respectively, of our Convertible Subordinated Notes (Notes) for $45.0 million and $113.4 million, respectively, in cash, resulting in a gain of approximately $51.8 million and $173.3 million, respectively, net of related unamortized issuance costs and accrued taxes of $7.5 million and $13.2 million, respectively. In April 2002, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). Prior to the adoption of SFAS No. 145 we had reported the gain from early retirement of our debt as an extraordinary item. Accordingly, we now report our gain from retirement of our Notes in operations. All prior periods reflect the adoption of SFAS No. 145. In the first three and nine months of 2002, we repurchased approximately $35.1 million and $109.1 million, respectively, of our Notes for $18.4 million and $57.6 million, respectively, in cash, resulting in a gain included in operations of approximately $15.8 million and $49.1 million, respectively, net of related unamortized issuance costs of $0.9 million and $2.4 million, respectively.

     Interest Income and Expense. Interest income decreased 54% to $1.5 million for the three months ended September 30, 2002 and 61% to $5.6 million in the nine months ended September 30, 2002, compared to $3.3 million and $14.6 million in the comparable periods of 2001. Interest expense, which relates primarily to interest on our Notes due in 2007, decreased 58% to $1.0 million for the three months ended September 30, 2002 and 57% to $5.3 million in the nine months ended September 30, 2002, compared to $2.4 million and $12.4 million in the comparable periods of 2001. The decrease in both interest income and interest expense was due to the use of cash to repurchase of $325.9 million of the Notes in 2001 and $109.1 million of the Notes in the first nine months of 2002 and to the use of cash for operations.

     Other income and expense. During the second quarter of 2002, we wrote down $4.5 million of long-term investments, which were included in our Cable segment (as defined by SFAS No. 131) and were charged, due to impairment, to other expense. We estimated the fair value of the long-term investment based on the performance of the investment, as well as the volatility inherent in the external markets for this investment.

     Income Taxes. We recorded a provision for income taxes of $0.1 million during the three and nine months ended September 30, 2002. During the three and nine months ended September 30, 2001 we had a benefit for income taxes of $0.4 million and $14.0 million, respectively. During the first three months of 2001 we recorded a benefit of $13.9 million, which consisted of a reduction of deferred tax liabilities related to the Telegate, Radwiz, Ultracom, and Combox acquisitions and a $0.5 million provision for foreign taxes.

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

     On September 21, 2000, the lead plaintiffs filed a consolidated class action complaint containing factual allegations nearly identical to those in the original lawsuits. The consolidated class action complaint, however, alleged claims on behalf of a class whose members purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000. On October 30, 2000, defendants moved to dismiss the consolidated class action complaint. On March 14, 2001, after defendants’ motion had been fully briefed and argued, the court issued an order granting in part defendants’ motion and giving plaintiffs leave to file an amended complaint. On April 13, 2001, plaintiffs filed their first amended consolidated class action complaint. On June 15, 2001, defendants moved to dismiss this new complaint and oral argument on the motion occurred on December 17, 2001. On March 29, 2002, the court denied the defendants’ motion to dismiss. The parties are now in the discovery process. In addition, plaintiffs have moved for class certification, and defendants have opposed certain aspects of that motion.

     The lawsuit seeks an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

     On October 16, 2000, a lawsuit was filed against us and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the California Superior Court, San Luis Obispo County. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc. (Bertram). The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of “all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants’ activity, and as the Court shall determine is not inconsistent with the exercise of the Court’s jurisdiction.” Plaintiffs seek equitable and injunctive relief. Defendants removed the Bertram case to the United States District Court, Central District of California and, on January 19, 2001, filed a motion to dismiss the complaint. A hearing on defendants’ motion was held March 26, 2001 and the court granted Defendants’ motion to dismiss the action and denied Plaintiffs’ motion requesting remand. On April 5, 2001, Defendants moved for an order requiring further proceedings, if any to take place in the Northern District of California. Plaintiffs did not oppose this motion and eventually entered into a stipulation to go forward in the Northern District. On July 9, 2001, a status conference was held in this case before Judge Patel. Plaintiffs did not appear for the conference, and the court requested that defendants submit an order dismissing the Bertram action with prejudice, which the defendants have submitted to the court. On August 7, 2002, the court held another conference at which it entered an order dismissing the Bertram case. The court’s order permits the individual plaintiffs in the Bertram case to pursue any claims that they may have as members of the purported class in the related, consolidated class action discussed above. Plaintiffs have appealed this order.

     We believe that the allegations in the Bertram case, as with the allegations in the federal securities case, are without merit and intend to contest the matter vigorously.

     On May 7, 2002, a shareholder filed a derivative lawsuit purportedly on behalf of us against five of its current directors, two former directors and two former officers. This lawsuit is titled Campbell vs. Rakib, et al., and is pending in the California Superior Court, Santa Clara County. We are a nominal defendant in this lawsuit, which alleges claims relating to essentially the same purportedly misleading statements that are at issue in the pending securities class action. In that litigation, we dispute making any misleading statements. The derivative complaint also alleges claims relating to stock sales by certain of the director and officer defendants.

     On July 12, 2002, a shareholder filed a derivative lawsuit purportedly on behalf of us against three of our current directors, one former officer and three former investors. This lawsuit is titled O’Brien vs. Rakib, et al., and is pending in the California Superior Court, San Francisco County. We are a nominal defendant in this lawsuit, which alleges claims relating to essentially the same purportedly misleading statements that are at issue in the pending securities class action. In that litigation, we dispute making any misleading statements. The derivative complaint also alleges claims relating to stock sales by certain of the director and officer defendants. The plaintiff in the O’Brien case has dismissed the investor defendants without prejudice.

     Since the Campbell and O’Brien cases were filed, the parties have taken steps to have these cases consolidated in the California Superior Court, County of Santa Clara. On October 4, 2002, the California Superior Court, County of San Francisco entered an order providing for the transfer of the O’Brien case. On October 29, 2002, plaintiff in the O’Brien case submitted certain materials to the California Superior Court, County of Santa Clara to effectuate that transfer.

     We believe that there are many defects in the Campbell and O’Brien derivative complaints.

Liquidity and Capital Resources

     Cash used in operating activities for the nine months ended September 30, 2002 was $56.5 million compared to $113.7 million used in 2001. In the nine months ended September 30, 2002, cash used by operating activities included a $23.7 million net loss, $8.4 million of interest paid on convertible bonds and a decrease of $31.2 million in accounts payable, accrued payroll and other accrued liabilities partially offset by cash provided by accounts receivable and other assets. In the nine months ended September 30, 2001, cash used by operating activities was primarily related to decreases in accounts payable, deferred taxes, interest paid on convertible bonds and other non-current liabilities partially offset by an decrease in inventory.

     During the third quarter of 2002, we received approximately 35.9 million shares of Net Servicos de Comunicacao SA (Net Servicos), a customer, valued at approximately $2.4 million as settlement for all outstanding accounts receivables due from Net Servicos to us. These shares are classified as available-for-sale and are included in the balance sheet as short-term investments. The shares of Net Servicos are traded on the Sao Paulo Stock Exchange, and the share price has traditionally been volatile and subject to significant price fluctuations. This volatility could result in potential future losses to the market value of the shares until we are able to sell them. We expect to sell these shares for cash in the fourth quarter of 2002 and the first quarter of 2003.

     Cash provided by investing activities during the nine months ended September 30, 2002 was $138.0 million, compared $20.2 million in 2001. Investing activities consist primarily of the purchase and sale of short-term investments and fixed assets.

     Cash used by financing activities was $54.2 million in the first nine months of 2002, compared to cash used in financing activities of $110.9 million in 2001. Financing activities typically consist of cash received through the exercise of stock options and shares issued through stock purchase plans, which are offset by early retirement of convertible bonds. In the first nine months of 2001, we repurchased Notes for $113.4 million in cash. In the first nine months of 2002, we repurchased Notes for $57.6 million in cash.

     As of September 30, 2002, we had standby letters of credit outstanding for $9.5 million in support of certain operating lease commitments.

     We believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under the risk factor “Our Operating Results May Fluctuate” below and elsewhere. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced products, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

     The following summarizes our contractual obligations at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

Contractual Obligations		Payments Due by Period

		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years

Capital Lease Obligations	$0.2	$0.1	$0.1	$—	$—
Unconditional Purchase Obligations	54.9	42.8	12.1	—	—
Long Term Debt	65.1	—	—	65.1	—
Operating Lease Obligations	34.2	7.2	12.6	8.1	6.3
Other Obligations	6.4	1.5	4.1	0.8	—

Total Contractual Commitments	$160.8	$51.6	$28.9	$74.0	$6.3

     We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of September 30, 2002, we had approximately $54.9 million of purchase obligations, of which $19.9 million is included on the balance sheet as accrued vendor cancellation charges. The remaining obligations are expected to become payable at various times through mid-2003.

Other commercial commitments are as follows (in millions):

Other Commercial
Commitments	Amount of Commitment Expiration Per Period

	Total
	Amounts	Less than	1-3	4-5	Over 5
	Committed	1 year	years	years	years

Standby Letters of Credit	$9.5	$—	$—	$9.2	$0.3

Total Commercial Commitments	$9.5	$—	$—	$9.2	$0.3

Impact of Recently Issued Accounting Standards

     In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), which requires us to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No. 146 is dependent on our related activities subsequent to the date of adoption.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to lease-back transactions. We adopted the provisions of SFAS No. 145 in the second quarter of 2002. In accordance with our adoption of SFAS No. 145, all prior periods reflect the adoption of SFAS No. 145 in our condensed consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144). SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 were adopted by us effective January 1, 2002. See Note 6 in Notes to Condensed Consolidated Financial Statements (Unaudited).

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 141 and SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     We adopted SFAS No. 142 on January 1, 2002. We reclassified identifiable intangible assets with indefinite lives, as defined by SFAS No. 142, to goodwill at the date of adoption. We test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. See Note 5 in Notes to Condensed Consolidated Financial Statements.

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

We Have a History of Losses.

     It is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we have been shipping products in volume since the first quarter of 1998. As of September 30, 2002, we had an accumulated deficit of $916.7 million. We believe that we will continue to experience net losses for the foreseeable future. We generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues. In addition, significant delays in our commercialization of new products will adversely affect our business. Moreover, even though we have experienced significant revenue growth since our inception, the profit potential of our business remains unproven.

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

     We anticipate that unit ASPs of our products will continue to decline in the future. This could cause a decrease in the gross margins for these products. In addition, the gross margins we realize from the sale of our products are affected by the mix of product sales between higher margin, lower volume headend equipment, such as Cable Modem Termination Systems (CMTSs), and lower margin, higher volume Customer Premise Equipment (CPE), such as modems. Sales of our CPE have constituted, and we expect will continue to constitute, a significant portion of our revenues.

     Our expenses generally vary from quarter to quarter depending on the level of actual and anticipated business activities. Moreover, our research and development expenses increase as we develop new products and our development programs move to wafer fabrication and prototype development.

We Are Dependent on a Small Number of Customers.

     A substantial majority of our revenues have been and will continue to be derived from sales to a relatively small number of customers. One customer accounted for approximately 32% of our revenues for the nine months ended September 30, 2002. The loss of any one of these customers could have a material adverse effect on our results of operations. In addition, sales to our customers are and will continue to be focused on a limited number of projects.

     The markets we serve are undergoing significant consolidation in both North America and internationally, as a limited number of service providers control an increasing number of systems. As a result, our sales have been and will continue to be dependent upon product acceptance by the leading cable operators and telecom carriers.

     The timing and size of each customer’s order is critical to our operating results. Our major customers, as well as large broadband service providers, have significant negotiating leverage and sometimes attempt to change the terms, including pricing, upon which we do business with them. These companies, including our customers may decide to purchase competitive products from other vendors at any time and can reschedule or cancel purchase orders on short notice. When purchasing product from us, these customers are requiring longer payment terms than in the past, which requires us to maintain additional capital to meet our working capital needs. Reduced spending in the cable and telecom industries has had and may continue to have a negative impact on our operations.

Acquisitions Could Result In Dilution, Operating Difficulties and Other Adverse Consequences.

     We acquired ten companies from September 1999 through December 2000. We may acquire additional companies in the future. As a result of our decision to suspend certain product lines and product development efforts and downturns in the broadband services and telecommunications industries, in general, we wrote-down intangible assets relating to these acquisitions of approximately $572.8 million in the twelve months ended December 31, 2001, and $4.0 million during the second quarter of 2002.

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

The Sales Cycle for Our Products Is Lengthy.

     The sales cycle for our products typically is lengthy, often lasting nine months to more than a year. Our customers typically conduct significant technical evaluations of competing technologies prior to making a purchasing decision. In addition, purchasing decisions may be delayed because of our customers’ internal budget approval procedures. Sales also generally are subject to customer trials, which typically last more than three months. Because of the lengthy sales cycle and the large size of customer orders, if orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our revenues and operating results could suffer.

There Are Many Risks Associated with Our Participation in DOCSIS.

     In January 2002, CableLabs® announced that it had finished specifications for an advanced generation of cable modems called DOCSIS 2.0. DOCSIS 2.0 incorporates two advanced physical layer modulation techniques, S-CDMA and A-TDMA that four companies, including us, had helped to develop.

     In connection with the finalization of the DOCSIS 2.0 specification, we have contributed some aspects of our current S-CDMA technology to a royalty-free intellectual property pool established by CableLabs to the extent that the technology is included in the DOCSIS 2.0 specification. This royalty-free pool facilitates the participation of as many vendors as possible in providing equipment that is compatible with the DOCSIS specification. As a result, any of our competitors who join the DOCSIS intellectual property pool would have access to these aspects of our technology and would not be required to pay us any royalties or other compensation for the use of our technology. If a competitor is able to duplicate the functionality and capabilities of our technology, we could lose some or all of the time-to-market advantage we might otherwise have due to our familiarity with S-CDMA. This may adversely affect our future revenues and operating results.

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

We Need to Certify and Qualify Our Products and Develop New Products in Order to Remain Competitive.

Our future success depends on our ability to develop, market and sell products, including new products, in a timely manner, as well as responding to competitive pressures, evolving industry standards and technological advances. We are developing products that include both S-CDMA and A-TDMA, the two modulation techniques required by the DOCSIS 2.0 specification. We believe that to sell our DOCSIS 2.0 based products to services providers that our products must be DOCSIS 2.0 certified or qualified. In order to be DOCSIS 2.0 certified or qualified, our products must pass the testing requirements established by CableLabs®, which administers the tests and testing process. CableLabs® conducts DOCSIS testing once per quarter, and is currently in the process of testing DOCSIS 2.0 based products for the first time. We have submitted our products to CableLabs® for DOCSIS 1.1 and DOCSIS 2.0 certification and qualification. There is no guarantee that our products will pass testing to be DOCSIS 1.1 and DOCSIS 2.0 certified or qualified. If we are unable to certify or qualify our products as DOCSIS compliant in a timely manner, we may be unable to sell our products until such products are DOCSIS certified or qualified and may lose some or all of the time to market advantage we might otherwise have had, and our future operating results may be adversely affected.

Although we sell DOCSIS systems in the past, the majority of our sales have been derived from our proprietary S-CDMA products, which are not DOCSIS compliant. We are currently in the process of transitioning from deriving the majority of our sales from our proprietary S-CDMA products to DOCSIS compliant products. Despite the fact that we now sell DOCSIS compliant products, there have been and may continue to be instances where our existing customers and potential new customers who elect to purchase DOCSIS-compliant products from one or more of our competitors rather than purchasing our products. As a result of this competition, we have reduced our prices and continue to experience customer demand to further reduce our prices in order to promote sales of our current products. This has had and may continue to have an adverse impact on our operating results and gross margin.

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

We Must Achieve Cost Reductions.

     Certain of our competitors currently offer products at prices lower than ours. Market acceptance of our products will depend in part on reductions in the unit cost of our products. We expect that as CMTS equipment becomes more widely deployed, the price of cable modems and other similar CPE (Customer

Premise Equipment) will decline. In particular, we believe that the widespread adoption of industry standards such as DOCSIS will cause increased price competition for CPE. However, we may be unable to reduce the cost of our products sufficiently to enable us to compete with other equipment manufacturers. Even if we achieve certain cost reductions, it is not certain that these efforts will allow us to keep pace with competitive pricing pressures or lead to gross margin improvement.

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

Reduced Capital Spending by Cable Operators Could Impact Sales of Our Cable Products.

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

Supply of Our Products Depends On Our Ability to Forecast Demand Accurately.

     The emerging nature of the broadband services market makes it difficult for us to accurately forecast demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of product or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We had purchase obligations of approximately $54.9 million as of September 30, 2002, primarily to purchase minimum quantities of materials and components used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate.

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

     In addition, some of our components are custom parts produced to our specifications. For example, we have relied and will continue to rely on sole source semiconductor manufacturers to supply us with custom ASICs for use in our products. Additional components are also procured from sole source suppliers. Any interruption in the operations of vendors of sole source parts could adversely affect our ability to meet our scheduled product deliveries to customers. We are dependent on semiconductor manufacturers and are affected by worldwide conditions in the semiconductor market. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships. Further, a significant increase in the price of one or more of these components could harm our gross margin or operating results.

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

There Are Many Risks Associated with International Operations.

     We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. International sales are subject to a number of risks, including the following:

•	changes in foreign government regulations and communications standards;

•	export license requirements, tariffs and taxes;

•	trade barriers;

•	difficulty in protecting intellectual property;

•	difficulty in collecting accounts receivable;

•	currency fluctuations

•	difficulty in managing foreign operations; and

•	political and economic instability.

     If our customers are affected by currency devaluations or general economic downturns, such as the recent economic downturns affecting many Asian and Latin American economies, their ability to purchase our products could be reduced significantly. Payment cycles for international customers typically are longer than those for customers in North America. Foreign countries may decide to prohibit, terminate or delay the construction of new broadband services infrastructures for a variety of reasons. These reasons include environmental issues, economic downturns, and availability of favorable pricing for other communications services or the availability and cost of related equipment. Any action like this by foreign countries would reduce the market for our products.

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

Our Industry Is Highly Competitive with Many Established Competitors.

     The market for our products is extremely competitive and is characterized by rapid technological change. Our direct competitors in the cable arena include Cisco Systems, ADC, Arris, Juniper Networks, Com21, Motorola, Thomson Consumer Electronics (which markets products under the brand name RCA), Scientific-Atlanta and Toshiba. We also compete with companies that develop integrated circuits for broadband products, such as Broadcom, Conexant and Texas Instruments. The principal competitive factors in our market include the following:

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

     Many of our current and potential competitors have greater financial, technical, marketing, distribution, customer support and other resources, as well as better name recognition and access to customers than we do. The widespread adoption of DOCSIS and other industry standards is likely to cause increased worldwide price competition, particularly in the North American market. We believe that the adoption of these standards have resulted in and are likely to continue to result in lower sales of our S-CDMA products. Any increased price competition or reduction in sales of our products, particularly our higher margin headend products, would result in downward pressure on our gross margin. These competitive pressures have and are likely to continue to adversely impact our business.

Our Business Is Dependent on the Internet.

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

     We also believe that companies may be increasingly subject to infringement claims as distressed companies and individuals attempt to generate cash by enforcing their patent portfolio against a wide range of products. We have received a letter from a company claiming that our technology and products infringe on its patents. We have consulted with our patent counsel and are in the process of reviewing the allegations made by such company. There can be no assurance that, if the issue were to be submitted a court, such court would not find that our products infringe the patent, nor that the company will not continue to allege infringement. If we are found to have infringed such company’s patent, we could be subject to substantial damages and/or an injunction preventing us from conducting our business. Additionally, there can be no assurance that other third parties will not assert infringement claims against us in the future. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

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

     CableLabs’ DOCSIS 2.0 specification includes two modulation techniques, S-CDMA and A-TDMA. In connection with the development of the DOCSIS 2.0 specification by CableLabs, we entered into an agreement with CableLabs whereby we licensed to CableLabs many of our intellectual property rights to the extent that such rights may be asserted against a party desiring to design, manufacture or sell DOCSIS based products, including DOCSIS 2.0 based products. This license agreement grants to CableLabs the right to sublicense our intellectual property, including our intellectual property rights in our S-CDMA patents, to manufacturers that compete with us in the marketplace for DOCSIS based products.

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

Our Products Are Subject to Approvals and Certifications.

     In the United States, our products are required to meet certain safety requirements. For example, we are required to have our products certified by Underwriters Laboratory in order to meet federal requirements relating to electrical appliances to be used inside the home. Outside the United States, our products are subject to the regulatory requirements of each country in which the products are manufactured or sold. These requirements are likely to vary widely. We may be unable to obtain on a timely basis or at all the regulatory approvals that may be required for the manufacture, marketing and sale of our products. In addition to regulatory compliance, some cable operators require that our products be certified or qualified as having met DOCSIS, Euro-DOCSIS and/or PacketCable specifications.

We Are Vulnerable to Earthquakes, Labor Issues and Other Unexpected Events.

     Our corporate headquarters, as well as the majority of our research and development activities and some manufacturing operations are located in California, an area known for seismic activity. In addition, the operations of some of our key suppliers are also located in this area and in other areas known for seismic activity, such as Taiwan. An earthquake, or other significant natural disaster, could result in an interruption in our business or the operations of one or more of our key suppliers. Our business may also be impacted by labor issues that affect or disrupt our shipping arrangements or those of our suppliers, service providers and customers. An example of a labor issue that could affect such shipping arrangements is the recent West Coast port workers lock-out or any additional lock-outs or strikes that affect ports worldwide. Such an interruption could harm our operating results. We may not carry sufficient business interruption insurance to compensate for any losses that we may sustain as a result of any natural disasters or other unexpected events.

Our Indebtedness Could Adversely Affect our Financial Condition; We May Incur Substantially More Debt.

     As of September 30, 2002, we had approximately $65.3 million of indebtedness outstanding. This level of indebtedness may adversely affect our stockholders by:

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

     In addition, the stock markets in general, and the NASDAQ National Market and the market for broadband services and technology companies in particular, have experienced extreme price and volume volatility and a significant cumulative decline since the second quarter of 2000. This volatility and decline has affected many companies irrespective of or disproportionately to the operating performance of these companies. Additionally, industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 50 basis point increase in interest rates would result in an approximate $774,000 decline (less than 0.4%) in the fair value of our available-for-sale securities.

Foreign Currency Risk.

     A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions in Belgium, United Kingdom, Hong Kong, Brazil, Canada and Israel. An adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $292,000.

     All of the potential changes noted above are based on sensitivity analyses performed as of September 30, 2002. Actual results may differ materially

Market Risk.

     During the third quarter of 2002, we received approximately 35.9 million shares of Net Servicos de Comunicacao SA (“Net Servicos”), a customer, valued at approximately $2.4 million as settlement for all outstanding accounts receivables due from Net Servicos.

     The shares are classified as available-for-sale and are included in the balance sheet as short-term investments. The shares of Net Servicos are traded on the Sao Paulo Stock Exchange, and the share price has traditionally been volatile and subject to significant price fluctuations. This volatility could result in potential future losses to the market value of the shares until we are able to sell them. We expect to liquidate these shares in the fourth quarter of 2002 and the first quarter of 2003.

ITEM 4. CONTROL AND PROCEDURES

     Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including its consolidated subsidiaries) which is required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

     It should be noted that the design of any system of controls is based in part upon certain assumptions. There can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K

1.	On August 14, 2002, the Company filed a report on Form 8-K announcing that the Chief Executive Officer, Zaki Rakib, and the Chief Financial Officer, Carol Lustenader, had executed a certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which accompanied the Company’s 10-Q filed with the Securities and Exchange Commission on August 14, 2002.

2.	On August 19, 2002, the Company filed a report on Form 8-K announcing its plan to implement a reduction in force in order to decrease operating expenses. The Company publicly announced this reduction in force in a press release on August 14, 2002.

Note: Terayon, TeraComm, MiniPlex are registered trademarks and CherryPicker and MainSail are the trademarks of Terayon Communication Systems, Inc. All other trademarks are property of their respective owners.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	TERAYON COMMUNICATION SYSTEMS, INC.
	By	/s/ Carol Lustenader

Carol Lustenader Chief Financial Officer

Certification:

I, Zaki Rakib, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Terayon Communication Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (11/14/02); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Zaki Rakib

Zaki Rakib Chief Executive Officer

Certification:

I, Carol Lustenader, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Terayon Communication Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (11/14/02); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Carol Lustenader

Carol Lustenader Chief Financial Officer

EXHIBIT INDEX

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002