Form 10-K
period 2002-12-31
TERAYON COMMUNICATION SYSTEMS
filed 2003-03-27
CIK 1052303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-24647

Terayon Communication Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0328533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4988 Great America Parkway

Santa Clara, California 95054
(408) 235-5500
(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2002 as reported on the Nasdaq National Market, was approximately $61,237,967. Shares of common stock held by each officer and director and by each person known to the Company who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 18, 2003, registrant had outstanding 73,717,018 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in April 2003, pursuant to Regulation 14A of the Securities Exchange Act of 1934, in connection with the 2003 Annual Meeting of Stockholders of Terayon Communication Systems, are incorporated by reference into Part II, Item 5 and Part III of this Annual Report.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
PART I
Item 1. Business
DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RISK FACTORS
Item 7a. Market Risk Disclosure Information
ITEM 8. Financial Statements and Supplementary Data
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
TERAYON COMMUNICATION SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS
TERAYON COMMUNICATION SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
TERAYON COMMUNICATION SYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
TERAYON COMMUNICATION SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
TERAYON COMMUNICATION SYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
Item 10. Directors and Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationship and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
EXHIBIT INDEX
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.13
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2

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

      This Report on Form 10-K includes trademarks and registered trademarks of Terayon. Products or service names of other companies mentioned in this Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

PART I

Item 1.     Business

Overview

      Terayon was founded in 1993 by Zaki Rakib, our Chief Executive Officer, and Shlomo Rakib, our Chief Technical Officer, to develop, market and sell broadband cable data equipment for cable television operators to provide high-speed Internet access to residential subscribers. Our first product line was the TeraComm® cable data system, which is comprised of our TeraPro® cable modems and TeraLink® Cable Modem Termination Systems (CMTS). The TeraComm cable data system, which we began shipping in 1997, is based on our patented proprietary Synchronous Code Division Multiple Access (S-CDMA) technology.

      In the late 1990s, the growing demand for broadband voice, video and data services fueled explosive growth in equipment purchases by cable, telecom and satellite service providers building networks and infrastructure to meet this growing demand. To take advantage of this market opportunity, we decided to expand our product offerings beyond cable data systems to include a complete range of solutions for the delivery of broadband voice, data and video services by cable, telecom and satellite service providers. To offer this broad range of solutions, we acquired companies with products and technologies that allowed us to quickly expand our product portfolio.

      We expanded our cable product offerings with the addition of digital video and broadband voice solutions. In 1999, we added the CherryPicker™ digital video management system with the acquisition of Imedia Corporation (Imedia). We complemented the CherryPicker product line with our purchase of a line of digital video receivers in our acquisition of Digital Transmission Equipment Company (Digitrans) in 2000. We added broadband voice solutions to our cable product portfolio with the 2000 acquisition of Telegate Ltd. (Telegate)and its Multigate cable telephony system. In 2000, we also acquired Internet Telecom Ltd (Internet Telecom), Ultracom Communications Systems Holdings 1995 Ltd. (Ultracom) and TrueChat, Inc. (TrueChat) for their Voice-over-Internet Protocol (VoIP) technology to incorporate into our future VoIP cable telephony products.

      We established our telecom business with the acquisition of Radwiz Ltd. (Radwiz) in 1999, which provided us with an Internet-Protocol-in-The-Loop (IPTL) access system that enables international telecom providers to offer integrated high-speed Internet access and VoIP services. With the acquisition of the Access Network Electronics (ANE) division of Tyco Electronics Corporation, a subsidiary of Tyco International Ltd., in 2000 we added ANE’s established MiniPlex® system for delivering multiple phone lines over a single telephone wire, and its well-established distribution channels into the U.S. Incumbent Local Exchange Carriers (ILEC). MainSail™ Networks, Inc. (MainSail) was acquired in 2000 for its next-generation MainSail Multi-service Multi-function Access Platform (MMAP), which enables telecom carriers to deliver a wide range of broadband access services.

      We entered the Internet-over-satellite market in 2000 with the acquisition of ComBox Ltd., (ComBox), which had a line of products for delivering high-speed Internet access via satellite.

      In October 2001, we took our captive semiconductor capabilities and established Imedia Semiconductor™ to design, develop, manufacture and sell advanced standards-based broadband silicon and software to cable broadband equipment manufacturers.

      Since late 2000, the worldwide telecom and satellite industries have experienced severe downturns that have resulted in significantly reduced purchases of new broadband equipment. Because of this overall drop in demand, we have refocused our efforts on the cable industry — traditionally our strongest market — and have reduced our investment in our telecom and satellite businesses. We have discontinued our Internet-over-Satellite product line and reduced our research and development activities in addition to our sales and marketing efforts in telecom.

      In 2003, the cable industry continues to face many challenges. One of the largest US cable companies is still in bankruptcy while other large cable operators are experiencing significant cash constraints. Conse-

quently, capital equipment expenditures by cable operators may continue to be restricted for the foreseeable future.

      Despite the urgent state of the cable industry in general, there continues to be growing subscriber demand for broadband services, which has been fueled by the proliferation of broadband services delivered by operators. Residential and commercial subscribers are using a variety of data, video and voice applications, including high-speed Internet access, online gaming, file sharing, telecommuting, High Definition TV (HDTV), Video-On-Demand (VOD) and cable telephony services.

      As cable operators add new residential and business subscribers for broadband voice, data and video services, they must deploy Customer Premise Equipment (CPE) such as cable modems and embedded Multimedia Terminal Adapters (MTA), and install corresponding central office equipment such as Cable Modem Termination Systems (CMTS) and video head-ends to operate the CPE. The Dell’Oro Group, an industry research firm, has released its estimates of the number of worldwide cable modem users in 2002 at approximately 21.7 million, up 51% from 14.4 million in 2001. Dell’Oro further projects that the number of cable modem users will continue to grow in 2003, reaching approximately 30 million, an increase of 38% over 2002.

Web site access to company’s reports

      Our Internet Web site address is www.terayon.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We will also provide those reports in electronic or paper form free of charge upon request. Furthermore, all reports we file with the Commission are available free of charge via EDGAR through the Commission’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by us at the Commission’s public reference room located at 450 Fifth St., N.W., Washington, D.C., 20549.

Business

      We are an experienced partner for broadband service providers, but we are primarily focused on cable operators. Our mission is to deliver innovative broadband data, video and voice solutions for the deployment of revenue-generating services today and tomorrow.

      We are structured around the following operating segments: Cable Broadband Access Systems (Cable) and Telecom Carrier Systems (Telecom). Currently, 92% of our total revenues are derived from Cable and 8% from Telecom. We believe Cable will continue to generate the vast majority of our revenues in the foreseeable future. See Note 12 in our Notes to Consolidated Financial Statements.

      In 2001 and 2002, we implemented significant changes in our company structure and business in response to the downturns in the worldwide telecom, cable and satellite industries that began in late 2000. The worldwide downturn in the telecommunications industry caused us to discontinue investment in certain product lines, reassess the value of acquisitions that occurred during 1999 and 2000, reduce the size of our workforce, consolidate facilities and write-down certain strategic investments in private companies. These activities resulted in combined charges of approximately $596.1 million in 2001 and 2002.

      During the first quarter of 2001, sales of our products slowed due to the dramatic downturn in the telecommunications industry. We believed and continue to believe that this downturn will be prolonged and can significantly impact future demand for our products. In response to these market conditions, we reexamined our business and our analysis led us to (1) discontinue our investments in the ComBox and Ultracom product lines, (2) recognize an impairment of goodwill and other intangible assets associated with each of our other acquisitions and (3) focus our efforts on our most promising product lines: our DOCSIS cable modems, DOCSIS CMTSs, CherryPicker and the MainSail MMAP. We also reduced the size of our workforce and consolidated our facilities. As a result, we took a restructuring charge of approximately $587.2 million in the first quarter 2001.

      Subsequent to the first quarter of 2001 and with the continued downturn of the worldwide telecommunications market, we continually reassess the deployment of our resources to focus on our most promising markets and product lines. As a result we have taken the following additional steps: (1) we recognized further impairment of the remaining goodwill and intangibles related to our acquisitions; (2) we recognized an impairment of our two investments in private companies; (3) we have further focused our efforts on developing, marketing and selling our cable products while limiting further investment in the MainSail MMAP; (4) we have executed additional workforce reductions and (5) we have further consolidated our facilities. Between the second quarter of 2001 and second quarter of 2002, these actions resulted in additional charges of approximately $8.9 million, and left us, as of December 31, 2002, with no remaining goodwill and intangible assets related to our acquisitions and no investments in private companies.

      We were incorporated in California in 1993, reincorporated in Delaware in 1998 and have been a publicly traded company on the Nasdaq National Market since 1998.

Business Strategy

      Our business strategy focuses on the development and deployment of cable broadband access technologies that will improve cable operators’ return on investment by leveraging their existing infrastructure to deliver new broadband services at less expense. We believe that this strategy will provide the following benefit to our customers: faster recovery of subscriber acquisition costs, a reduction of customer turnover, a competitive edge in winning new customers, increased revenues and reduced operational and capital expenditures. In order to devote more of our resources to the execution of our cable-focused business strategy, we have reduced our investments in telecom and are supporting only existing telecom customers. We are not currently pursuing new customers for telecom-related products or further telecom-related product development.

      Initially, our strategy focused on the production of our proprietary S-CDMA products, which we sold to cable operators around the world. However, while we sold our proprietary systems, some operators, especially operators in the United States, elected to purchase only products compliant with the then emerging industry specification, the Data Over Cable Service Interface Specification (DOCSIS), propounded by Cable Television Laboratories, Inc. (CableLabs), a cable industry consortium in the United States. Cable operators elected to purchase only DOCSIS certified or qualified equipment because it permitted them to purchase compatible and interoperable equipment from a variety of vendors, which, in turn, did not leave them dependent on one or two vendors for equipment. As it became apparent that our customer base was transitioning to purchasing only DOCSIS based products, we decided that we would manufacture and sell DOCSIS based products, as well as our own proprietary based products. In December 2001, CableLabs adopted a new version of the DOCSIS specification, DOCSIS 2.0, which included advanced physical layer technology and two modulation techniques, advanced TDMA and S-CDMA. With the adoption of DOCSIS 2.0, we transitioned from being a manufacturer of proprietary products to producing DOCSIS based products.

      We currently continue to transition from our proprietary S-CDMA-based products to products based on the DOCSIS. DOCSIS 2.0, the latest version of the DOCSIS specification combines two advanced modulation techniques, S-CDMA and advanced Time Division Multiple Access (A-TDMA). In December 2002, we received DOCSIS 2.0 certification for our TJ 715 cable modem and DOCSIS 2.0 qualification for our Bluewave 3500 CMTS. Currently, we are the only vendor to the cable industry with a DOCSIS 2.0 qualified CMTS and a complete, end-to-end DOCSIS 2.0 cable data system.

      The benefit of DOCSIS 2.0 is that it greatly increases the upstream throughput of cable networks, which enables cable operators to better handle the greater upstream traffic from subscribers to the Internet and to create new services for residential and business markets. These services include but are not limited to, video conferencing, telephone service and peer-to-peer computing. Additionally, DOCSIS 2.0 better resists noise interference, which can disrupt broadband service delivery. We believe that this combination of factors will drive demand for DOCSIS 2.0 products.

      We believe the future of broadband communication will be characterized by the convergence of video, voice and data services that are based on Internet Protocol (IP) and delivered primarily by cable operators. We are developing integrated solutions to enable cable operators to provide these converged, IP-based services to their subscribers. The solutions we are developing leverage our expertise in voice, video and data technologies and our experience in designing, developing and manufacturing complex equipment, such as CMTSs and digital video head-end equipment (i.e., CherryPicker).

Cable

      Our Cable business includes products for delivering broadband data, video and voice services. Most of our Cable business revenue comes from sales of our products for the delivery of data. In 2002 we began transitioning from the sale of our proprietary TeraComm cable data system to standards-based DOCSIS cable modems, MTAs and CMTSs. Our other Cable products include the CherryPicker digital video management system and the Multigate circuit-switch cable telephony system. We market and sell our Cable products to Multiple System Operators (MSO) in the cable industry worldwide. Our Cable business represented approximately 92% of our total revenue in 2002.

Products

Terayon TJ Line of DOCSIS and Euro-DOCSIS Cable Modems

      We offer a line of high-performance cable modems certified to meet the DOCSIS 1.1 and 2.0 and Euro-DOCSIS 1.0 cable modem specifications. These fully certified modems can interoperate with other DOCSIS and Euro-DOCSIS equipment.

Terayon Bluewave 3000 Family of DOCSIS CMTSs

      Our Bluewave 3000 family of DOCSIS CMTSs is composed of our DOCSIS 1.1 and 2.0 qualified Bluewave 3500, a scalable, carrier-class solution for cable operators’ most demanding broadband applications, and our DOCSIS 1.1 qualified and 2.0-based Bluewave 3200, a compact solution ideal for smaller or segmented cable networks. This product family is designed from the outset to support integrated voice, video, and data broadband services.

      In 2002 we had limited sales of our BE 2000 family of CMTSs and discontinued this line with the introduction of the Bluewave 3000 CMTS family.

Terayon TeraComm® S-CDMA Cable Data Access System

      Our proprietary TeraComm cable data system, which is based on our S-CDMA technology, enables cable operators to offer high-speed Internet access across a broad range of cable network architectures and conditions. This end-to-end system consists of a TeraLink® 1000 Master Controller and TeraLink Gateway located at a cable operator’s head-end and TeraPro® cable modems installed at subscribers’ homes. As we transitioned to our standards-based products, sales of our TeraComm cable data system in 2002 were limited.

Terayon CherryPicker™ Digital Video Management System

      Our CherryPicker digital video management system offers cable, satellite and telecom network operators unprecedented choice, control and flexibility in managing their digital video content. For example, operators can use CherryPicker to create custom channel line-ups by “cherry picking” from a variety of content sources such as satellite broadcast and local servers to better serve their subscribers. In addition, CherryPicker can support most digital video applications, such as seamlessly inserting digital advertising into digital programming. In 2002, we introduced the DM 6400 network CherryPicker.

Terayon Multigate Cable Telephony System

      Our Multigate system enables cable operators to deploy toll-quality voice services over their networks. Based on proven circuit-switch telephony technology, Multigate is unique for utilizing our S-CDMA technology. This enables cable operators to deploy Multigate without upgrading their networks as extensively as competing products require. The complete Multigate system is composed of a central unit, installed at the head-end of a cable operator’s network, and CPE located in subscribers’ homes.

Customers

      We market and sell our Cable products to MSOs that provide broadband services to both residential and business subscribers. Our target market consists of the largest MSOs in each major geographic area, including North America, Europe and Asia.

      Our principal customers include the following:

•	Adelphia Communications Corporation

•	Comcast Corporation

•	Cross Beam Networks Corporation (Cross Beam Networks), a subsidiary of Sumitomo Corporation (Sumitomo)

•	i-CABLE Communications Limited

•	Rogers Communications, Inc. (Rogers)

      During 2002, one of our principal customers, Rogers, was a related party by virtue of Alek Krstajic, a Rogers employee, also being one of our Board members. Mr. Krstajic resigned from Rogers in January 2003. In May 2003, Rogers will no longer be a related party to us. In addition, one customer accounted for more than 10% of our total revenues for the year ended December 31, 2002, two customers accounted for 10% or more of the total revenues for the year ended December 31, 2001, and three customers accounted for 10% or more of total revenues for the year ended December 31, 2000. No other customer accounted for more than 10% of revenues during these years.

      We believe that the loss of any of our principal customers will have a materially adverse effect on our business. Additionally, we also believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future.

Market Competition

      The market for cable equipment vendors is extremely competitive and is characterized by rapid technological change, and more recently, market consolidation. In the past, most cable data systems were based on vendors’ proprietary technology, and as a result, CPE only worked with CMTSs from the same vendor, therefore operators generally had to purchase CMTSs and modems from the same vendor. With the advent of DOCSIS certified and qualified products, customers can purchase interoperable CMTSs and CPE from a variety of equipment manufacturers.

      According to the Dell’Oro Group, the market leader in CMTSs is Cisco Systems, with greater than 50% market share in 2002, based on transmit ports shipped. Cisco Systems sells DOCSIS based CMTSs, as does ADC, Arris, Juniper Networks, Motorola and Com21. Though we began shipping our standards based DOCSIS solution in October 2001, the majority of our CMTS shipments in 2002 were based on our proprietary S-CMDA technology.

      Again, according to the Dell’Oro Group, the worldwide market leader in modems is Motorola, with over 30% market share, based on both manufacturers’ revenue and units shipped. The other two market leaders in modems were Toshiba and Thomson based on both manufacturers’ revenue and units shipped, according to the Dell’Oro Group. The majority of modems sold into the market in 2002 were DOCSIS based. Approximately half of our modem shipments in 2002 were DOCSIS-based.

      In the market for video grooming and remultiplexing, we believe we are the market leader with our CherryPicker digital video management system. However, several companies have entered this market, including Cisco, Motorola and privately-held BigBand Networks. Though we do not believe that any of these entrants to the market have yet achieved significant market share, we do expect to see our market share drop as customers seek to diversify equipment vendors.

      We sell our Multigate product into the market for cable telephony systems. We believe that the market for circuit-switch cable telephony products is transitioning to VoIP products. As a result, we have few customers and limited sales of our Multigate product as we transition to our MTA product.

Telecom

      In Telecom, we offer two product lines, the MiniPlex digital subscriber line multiplexer system and the IPTL Symmetric DSL (SDSL) system. The vast majority of Telecom’s revenue in 2002 came from the MiniPlex products. Telecom represented approximately 8% of our total revenues in 2002.

Products

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

Customers

      We sell our products to telecom carriers including Incumbent Local Exchange Carriers (ILECs) and Competitive Local Exchange Carriers (CLECs). To date, sales of our IPTL systems have been limited and concentrated outside of the United States. None of our telecom customers accounted for more than 10% of our total revenues for the year ended December 31, 2002.

Research and Development

      We believe that our future success depends on our ability to enhance our existing products and to develop and introduce new products to meet the evolving needs of cable operators and their customers. In addition, to address competitive and pricing pressures, we believe that we must reduce the cost of manufacturing our products.

      We have designed and developed a DOCSIS 2.0 system that includes cable modems and CMTSs, which we commercialized in 2002. Our current research and development efforts include development of multimedia platforms for the convergence of data, voice and video over existing cable infrastructures. Total research and development costs were $58.7 million, $79.9 million, $68.3 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Sales and Marketing

      We market and sell our products directly to broadband service providers through our direct sales forces in North America, Europe and Asia. We also market and sell our products through distributors, resellers and system integrators throughout the world.

      We support our sales activities through marketing vehicles, such as industry press, trade shows, advertising and the web. Through our marketing efforts, we strive to educate broadband service providers on the technological and business benefits of our products, as well as our ability to provide quality support and service. We participate in the major trade shows and industry events for the cable industry in the United States and throughout the world. Industry referrals and reference accounts are significant marketing tools we develop and utilize.

International Sales

      We have international sales offices in Belgium, Hong Kong, the United Kingdom, Canada and Israel. In fiscal 2002, 2001, and 2000, approximately 68%, 82% and 75%, respectively of our net revenues were from customers outside of the U.S. Sales to Canada were approximately 13%, 41% and 35% of our net revenues in fiscal 2002, 2001, and 2000, respectively. Sales to Japan were 28%, 13% and 11%, in fiscal 2002, 2001 and 2000, respectively. See Note 12 in our Notes to Consolidated Financial Statements.

      Almost all of our international sales are currently invoiced in U.S. dollars. However, we do enter into certain transactions originating in Belgium, United Kingdom, Hong Kong, Canada, and Israel that may be denominated in currencies other than the U.S. dollar. In the near future, we expect that most of our business in Europe will be invoiced in Euros. Invoicing in other currencies will subject us to the risk associated with foreign exchange rate fluctuations. Although we do not currently have any foreign currency hedging arrangement in place, we will be considering the need for hedging or other strategies to minimize these risks.

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

Customer Service and Technical Support

      We believe that our ability to provide consistently high quality service and support will be a key factor in attracting and retaining customers. Our technical services and support organization, with personnel in North America, Europe and Asia, offers support 24 hours a day, seven days per week. Prior to deployment of our products, each customer’s needs are assessed and proactive solutions are implemented, including various levels of training, periodic management and coordination meetings and problem escalation procedures. We place a strong emphasis on technical training for our customers. Training is offered at our headquarters in Santa Clara and on our customers’ premises.

Backlog

      Most of our revenues are generated from orders booked and shipped within the current quarter. Assuming product availability, our practice is to ship our products promptly upon the receipt of purchase orders from our customers. Therefore, we believe that backlog information is not material to an understanding of our business.

Manufacturing

      Most of our finished goods are produced by subcontract manufacturers. During 2002, we produced modems primarily in Thailand. Currently, our modems are sole sourced from our manufacturer in Thailand. Our data and video head-end equipment and our North American telecom equipment is produced in Fremont, California. Our voice systems and international telecom equipment are produced in Israel.

      Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials such as plastic resins and sheet metal. Although we believe the materials and supplies necessary for our manufacturing operations are presently available in the quantities required, we sometimes experience a short supply of certain component parts as a result of strong demand in the industry for those parts. See Note 3 in our Notes to Consolidated Financial Statements.

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

      In connection with the development of the DOCSIS 2.0 specification by CableLabs, we entered into an agreement with CableLabs whereby we licensed to CableLabs on a royalty-free basis any of our intellectual property rights to the extent that such rights may be asserted against a party desiring to design, manufacture or sell DOCSIS based products, including DOCSIS 2.0 based products. This license agreement grants to CableLabs the right to sublicense our intellectual property, including our intellectual property rights in our S-CDMA patents, to manufacturers that compete with us in the marketplace for DOCSIS based products.

      We have received letters claiming that our technology infringes the intellectual property rights of others. We are in the process of reviewing the allegations made and, after consulting with patent counsel, we believe that the claims alleging infringement are without merit. However, if these allegations are submitted to a court, the court could find that our products infringe these intellectual property rights. If we are found to have infringed these rights, we could be subject to substantial damages and/or an injunction preventing us from conducting our business. In addition, other third parties may assert infringement claims against us in the future. A claim of infringement, whether meritorious or not, could be time-consuming, result in costly litigation, divert our management’s resources, cause product shipment delays or require us to enter into royalty or licensing arrangements. These royalty or licensing arrangements may not be available on terms acceptable to us or at all. Litigation also may be necessary to enforce our intellectual property rights.

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

Employees

      As of December 31, 2002, we had 487 employees, of which 332 were located in the United States, 102 in Israel and 53 in Canada, Europe, South America and Asia. We had 272 employees in research and development, 95 in marketing, sales and customer support, 51 in operations and 69 in general and administrative functions. None of our employees are represented by collective bargaining agreements. We believe that our relations with our employees are good.

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

      Certain information regarding our executive officers as of March 27, 2003, is set forth below.

Name	Age	Position

Zaki Rakib(2)(3)	44	Chief Executive Officer, Secretary and Director
Shlomo Rakib	46	Chairman of the Board, President, Chief Technical Officer and Director
Arthur T. Taylor	46	Chief Financial Officer
Alek Krstajic(2)	39	Director
Christopher J. Schaepe(1)(2)(3)	39	Director
Lewis Solomon(1)(3)	69	Director
David Woodrow(1)(3)	57	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of the Nominating Committee

      The Board of Directors (Board) is divided into three classes, each having a three-year term. Mr. Krstajic and Mr. Solomon are Class I directors, whose terms expire in 2005. Mr. Woodrow and Mr. Shlomo Rakib are Class II directors, whose terms expire in 2003. Mr. Schaepe and Dr. Zaki Rakib are Class III directors, whose terms expire in 2004.

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

      Arthur T. Taylor joined the Company in February 2003 as Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Taylor served as Vice President, Chief Financial Officer and Secretary of Evolve Software, Inc., an enterprise software company, from July 2002 until February 2003. From March 2001 to July 2002, Mr. Taylor was Vice President and Chief Financial Officer for Docent, Inc., an eLearning enterprise software company. From August 1998 to March 2001, Mr. Taylor was Vice President and Corporate Treasurer for 3Com Corporation, a high technology networking company. From June 1997 to July 1998, Mr. Taylor was Chief Financial Officer, Treasurer, and Vice President, Finance for ReSound Corporation, a hearing health care company. Prior to that Mr. Taylor held several senior financial management positions at Allergan, Inc., an eye and skin care pharmaceutical and medical device company.

Mr. Taylor received a Bachelor of Science in Business Administration from San Diego State University and an MBA from the University of Southern California. Mr. Taylor is also a Certified Management Accountant.

      Alek Krstajic has served as a director of the Company since July 1999. Mr. Krstajic is a consultant to providers of broadband services and broadband equipment manufacturers. Mr. Krstajic held a variety of senior management positions at Rogers Cable, Inc., most recently as Senior Vice President, Sales and Marketing, from 1994 through January of 2003. Mr. Krstajic is a director of Vix Systems, Inc., a privately held company. Mr. Krstajic holds a B.A. degree in economics from the University of Toronto in Canada and attended the executive education program at Wharton School of Business at the University of Pennsylvania.

      Christopher J. Schaepe has served as a director of the Company since March 1995. Mr. Schaepe is a General Partner of Lightspeed Venture Partners, a technology-focused venture capital firm specializing in early stage communications and software infrastructure investments. From October 1991 until October 2000, he served in various roles, including General Partner, at Weiss, Peck & Greer Venture Partners, which became Lightspeed Venture Partners in October 2000. From July 1986 to July 1989, Mr. Schaepe served in corporate finance and capital markets roles at Goldman, Sachs & Company after his employment as a software engineer at IBM Corporation. He is a director of several privately held companies. Mr. Schaepe holds B.S. and M.S. degrees in Computer Science from the Massachusetts Institute of Technology and an M.B.A. degree from Stanford Business School.

      Lewis Solomon has served as a director of the Company since March 1995. Mr. Solomon has been a principal of G&L Investments, a consulting firm, since 1989 and currently serves as Chief Executive Officer of Broadband Services, Inc. From 1983 to 1988, he served as Executive Vice President at Alan Patricof Associates, a venture capital firm focused on high technology, biotechnology and communications industries. Prior to that, Mr. Solomon served in various capacities with General Instrument Corporation, most recently as Senior Vice President. From April 1986 to January 1997, he served as Chairman of the Board of Cybernetic Services, Inc., a LED systems manufacturer, which commenced a Chapter 7 bankruptcy proceeding in April 1997. Mr. Solomon serves on the boards of Anadigics, Inc., a manufacturer of integrated circuits, Harmonic, Inc., a company that designs, manufacturers and markets digital and fiberoptic systems, and Artesyn Technologies, Inc., a power supply and power converter supply company. Mr. Solomon also serves on the boards of several privately held companies. Mr. Solomon holds a B.S. degree in Physics from St. Joseph’s College.

      David Woodrow has served as a director on our Board since June 2002. From September 2000 until March 2002, Mr. Woodrow served as the Chief Executive Officer and President of Qwest Digital Media LLC, a production and digital media management company. From 1982 until his retirement in September 2000, Mr. Woodrow held a number of senior management positions, most recently the Executive Vice President, Broadband Services, with Cox Communications, Inc., a major cable operator in the United States. Mr. Woodrow is a director of several privately held companies. Mr. Woodrow holds a B.S. and M.S. degree in mechanical engineering from Purdue University and a M.B.A. from the University of Connecticut.

Item 2.	Properties

      Our principal executive offices are located in Santa Clara, California where we lease approximately 141,000 square feet used by our Cable and Telecom segments under a lease that expires in October 2009. In the United States, we also have facilities in Mountain View and Costa Mesa, California; Denver, Colorado; and Alpharetta, Georgia used by our Cable segment. We have a facility in Fremont, California used by our Telecom segment.

      In addition, we lease properties worldwide. We have a facility in Tel Aviv, Israel consisting of approximately 82,000 square feet used by our Cable and Telecom segments under a lease that expires in October 2005. We have offices in Hong Kong; Brussels, Belgium; Prague, Czech Republic; and Ontario, Canada used by our Cable segment. We believe that our existing facilities are adequate to meet our needs for the immediate future.

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

      On September 21, 2000, the lead plaintiffs filed a consolidated class action complaint containing factual allegations nearly identical to those in the original lawsuits. The consolidated class action complaint, however, alleged claims on behalf of a class whose members purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000. On October 30, 2000, defendants moved to dismiss the consolidated class action complaint. On March 14, 2001, after defendants’ motion had been fully briefed and argued, the court issued an order granting in part defendants’ motion and giving plaintiffs leave to file an amended complaint. On April 13, 2001, plaintiffs filed their first amended consolidated class action complaint. On June 15, 2001, defendants moved to dismiss this new complaint and oral argument on the motion occurred on December 17, 2001. On March 29, 2002, the court denied the defendants’ motion to dismiss. The parties are now in the discovery process. In addition, the court has certified the plaintiffs’ proposed class and scheduled trial to begin on November 4, 2003.

      The lawsuit seeks an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

      On October 16, 2000, a lawsuit was filed against us and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the California Superior Court, San Luis Obispo County. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc. (Bertram). The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of “all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants’ activity, and as the Court shall determine is not inconsistent with the exercise of the Court’s jurisdiction.” Plaintiffs seek equitable and injunctive relief. Defendants removed the Bertram case to the United States District Court, Central District of California and, on January 19, 2001, filed a motion to dismiss the complaint. A hearing on defendants’ motion was held March 26, 2001 and the court granted Defendants’ motion to dismiss the action and denied Plaintiffs’ motion requesting remand. On April 5, 2001, Defendants moved for an order requiring further proceedings, if any to take place in the Northern District of California. Plaintiffs did not oppose this motion and eventually entered into a stipulation to go forward in the Northern District. On July 9, 2001, a status conference was held in this case before Judge Patel. Plaintiffs did not appear for the conference, and the court requested that defendants submit an order dismissing the Bertram action with prejudice, which the defendants have submitted to the court. On August 7, 2002, the court held another conference at which it entered an order dismissing the Bertram case. The court’s order permits the individual plaintiffs in the Bertram case to pursue any claims that they may have as members of the purported class in the related, consolidated class action discussed above. Plaintiffs have appealed this order, and the Court of Appeals has set a briefing schedule for the appeal.

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

      Since the Campbell and O’Brien cases were filed, the parties have taken steps to have these cases consolidated in the California Superior Court, County of Santa Clara. On October 4, 2002, the California Superior Court, County of San Francisco entered an order providing for the transfer of the O’Brien case. On October 29, 2002, plaintiff in the O’Brien case submitted certain materials to the California Superior Court, County of Santa Clara to effectuate that transfer, which is now complete. The O’Brien case is now consolidated with the Campbell case.

      We believe that there are many defects in the Campbell and O’Brien derivative complaints.

      On January 19, 2003, Omniband Group Limited, a Russian company, (Omniband) filed a request for arbitration with the Zurich Chamber of Commerce, claiming damages in an amount of $2,094,970 allegedly caused by our breach of an agreement to sell to Omniband certain equipment pursuant to an agreement between Omniband and Radwiz Ltd., our subsidiary, dated February 22, 2000. On February 10, 2003, the President of the Zurich Chamber of Commerce appointed the Chairman of a three member panel to preside over the arbitration proceedings. We believe that the allegations are without merit and intend to present a vigorously defense in the arbitration proceedings.

      On September 3, 2002, Uniscor Ltd. (an Israeli company under voluntary liquidation) and Flextronics (Israel) Ltd., an Israeli company (Flextronics) filed a claim with the Tel Aviv District Court in Israel against us and Radwiz, our subsidiary, alleging that damages of NIS 25,000,000 (approximately $5 million US dollars) were caused to them by our alleged failure to comply with its contractual obligations to accept and pay for components manufactured by Flextronics in the first quarter of 2001 pursuant to projections it had received from Radwiz. We filed a statement of defense denying the allegations, after which the parties accepted the Court’s recommendation to transfer the case to non-binding mediation.

      We are currently a party to various other legal proceedings, in addition to those noted above, and may become involved from time to time in other legal proceedings in the future. While we currently believe that the ultimate outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in any of our legal proceedings, there exists the possibility of a material adverse impact on our results of operations for the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for any of the above legal proceedings could change in the future.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders in the fourth quarter of 2002.

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

	High	Low

2002:
First Quarter	$9.35	$5.48
Second Quarter	$8.48	$0.86
Third Quarter	$3.62	$1.10
Fourth Quarter	$2.97	$1.51
2001:
First Quarter	$9.13	$3.50
Second Quarter	$7.60	$2.36
Third Quarter	$7.55	$3.98
Fourth Quarter	$14.75	$6.75

      As of March 18, 2003, there were approximately 684 holders of record of our common stock, as shown on the records of our transfer agent. The number of record holders does not include shares held in “street name” through brokers.

      We do not pay any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

      Certain information related to securities authorized for issuance under our equity compensation plans is incorporated by reference to the information to be included in our Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 6.     Selected Financial Data

      The following tables contain selected financial data as of and for each of the five years ended December 31, 1998, 1999, 2000, 2001 and 2002 and are derived from our financial statements. The selected financial data are qualified by reference to, and should be read in conjunction with, our financial statements and the notes to those financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated statement of operations data:
Revenues	$129,403	$279,481	$339,549	$97,009	$31,696
Cost of goods sold	100,949	263,117	289,531	72,044	34,518

Gross profit (loss)	28,454	16,364	50,018	24,965	(2,822)

Operating expenses:
Research and development	58,696	79,927	68,270	17,579	10,685
Cost of product development assistance agreement(1)	—	—	9,563	35,147	—
In-process research and development(2)	—	—	30,535	14,600	—
Sales and marketing	35,704	55,701	45,261	15,727	6,947
General and administrative	14,715	31,309	24,809	7,476	3,223
Goodwill amortization	—	25,410	59,057	3,524	—
Restructuring and asset write-offs(3)	8,922	587,149	—	—	—

Total operating expenses	118,037	779,496	237,495	94,053	20,855

Loss from operations	(89,583)	(763,132)	(187,477)	(69,088)	(23,677)
Interest (expense) income, net	(3,481)	44	6,710	5,008	449
Gain on early retirement of debt(4)	49,089	185,327	—	—	—
Income tax (expense) benefit	(238)	13,915	—	—	—

Net loss	$(44,213)	$(563,846)	$(180,767)	$(64,080)	$(23,228)

Series F convertible preferred stock dividend	—	—	—	—	23,910

Net loss applicable to common stockholders	$(44,213)	$(563,846)	$(180,767)	$(64,080)	$(47,138)

Basic and diluted net loss per share	$(0.61)	$(8.25)	$(2.95)	$(1.55)	$(2.62)

Shares used in computing basic and diluted net loss per share applicable to common stockholders(5)	72,803	68,331	61,349	41,260	17,972

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$206,503	$333,888	$562,457	$112,992	$28,880
Working capital	172,829	316,175	547,938	112,374	24,422
Total assets	275,710	466,646	1,426,727	301,236	42,146
Long-term obligations (less current portion)(4)	68,580	178,641	500,477	37	10
Accumulated deficit	(937,207)	(892,994)	(329,148)	(148,381)	(84,301)
Total stockholders’ equity	$137,142	$180,304	$702,681	$258,655	$28,103

(1)	See Note 9 of Notes to Consolidated Financial Statements for an explanation of the product development assistance agreement.

(2)	See Note 14 of Notes to Consolidated Financial Statements for an explanation regarding business acquisitions.

(3)	See Note 5 of Notes to Consolidated Financial Statements for an explanation for restructuring and asset write-offs.

(4)	See Note 7 of Notes to Consolidated Financial Statements for an explanation of the repurchase of subordinated convertible notes and reclassification of related gains.

(5)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method employed to determine the number of shares used to compute per share amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

Overview

      We are an experienced partner for broadband service providers, but are primarily focused on cable operators. Our mission is to deliver innovative broadband data, video and voice solutions for the deployment of revenue-generating services today and tomorrow.

      We sell our products to cable operators and other providers of broadband services through direct sales forces in North America, Europe and Asia. We also distribute our products through resellers and system integrators. We are structured around and our sales are derived from the following operating segments: Cable Broadband Access Systems (Cable) and Telecom Carrier Systems (Telecom). The products sold in Cable consist of DOCSIS standards based products, our proprietary S-CDMA products, our CherryPicker digital video management system and the Multigate telephony and data access system, which are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The products sold in Telecom consist of our MiniPlex DSL multiplexer system, the IPTL DSLAM, MainSail MMAP and MainSail IAD, which are sold to broadband service providers for the deployment of voice and data services over the existing copper wire infrastructure. During fiscal 2002, 92% of our total revenues were derived from Cable and 8% from Telecom.

      Our customers, which primarily consist of U.S. and international cable operators, are currently moving towards products which are “standards-based” or, in other words, based on a set of generally accepted industry standards. We have been challenged to develop a new line of products that incorporate the DOCSIS standard technologies and to establish ourselves through this our new product line as a supplier to the DOCSIS market. Revenues from proprietary S-CDMA systems are declining as we are in a transitional period of launching our DOCSIS-based systems. As a supplier of standards-based products, we face a more competitive market. These standards are shared, at no cost, with us and our competitors, which means that it will be increasingly difficult for us to differentiate our products to compete with other companies who are producing similar products. Consequently, we will need to find other ways (i.e. price, quality, level of service) to differentiate ourselves from our competitors. In the current marketplace, we have been affected by the move to standards-based products through increased competition, which has driven down average selling prices (ASPs) sharply. These ASP decreases, without a corresponding decrease in the cost of goods sold, could cause us to not be successful in transitioning to a standards based technology.

      The evolution of broadband has resulted in cable television operators, providers of telephone service and other service providers seeking to provide a bundle of voice, data and video services to their residential and commercial subscribers over existing and new infrastructures. Recognizing this trend, from September 1999 through December 2000, we acquired ten companies: in the following chronological order: Imedia, Radwiz, Telegate, ANE, ComBox, certain assets of Internet Telecom, Ultracom, Digitrans, MainSail and TrueChat.

The intended result of these acquisitions was to offer customers and potential customers a robust family of product offerings that integrated many of the acquired technologies. Additionally, we sought to expand our portfolio of broadband products to support high-speed delivery of voice, data and video services over cable, DSL and wireless. In order to achieve the expected integration of the products and realize the synergies of combined infrastructures, the technologies needed to be further developed, and the products needed to obtain market acceptance. Given market conditions at the time of the acquisitions, we paid high values to acquire these technologies. Although we were successful incorporating a number of these technologies into our products, significant downturns in the broadband services and telecommunication markets and our decision to suspend certain product lines and product development efforts, caused us to reassess the goodwill and other intangible assets acquired in the acquisitions for recoverability. For more information relating to the acquisitions, see Note 14 of the Notes to Consolidated Financial Statements.

      The general economic slowdown, and the technology sector slowdown in particular, had a significant impact on our operating results. Prior to the fourth quarter of 2000, we had experienced significant quarter-over-quarter growth. However, during the first quarter of 2001, we recognized that significantly more than company-specific issues were occurring and that the general economic conditions in our industry were likely to permanently impact our ability to recover the carrying amount of intangible assets from the acquisitions on our balance sheet. Due to these economic conditions, none of the products from our acquired businesses have achieved the level of market acceptance that was forecasted at the time of their acquisitions. Additionally, certain product groups have not achieved the level of technological development needed to be marketable or to expand the market.

      Early in the second quarter of 2001 and again in the first and second quarter of 2002, we reviewed impairment indicators, which were present for our acquisitions. The overall impairment indicator was the decrease in demand for our products. Since the long-lived assets were not projected to generate sufficient undiscounted cash flows to recover their value over the remaining lives of the assets, our asset impairment policy directed that the value of the assets be written down to fair value. In the case of assets for which the expected future cash flows were negative, all intangibles were written off ($4.0 million in 2002 and $572.8 million in 2001). No intangible assets remained at December 31, 2002.

      During 2001, our Board of Directors approved a restructuring plan to streamline our worldwide organizational structure. Additionally, in the third quarter of fiscal 2002, our Board of Directors approved a restructuring plan to scale back our business due to the significant decline in revenues in the second and third quarters of 2002. These restructuring programs included a worldwide workforce reduction throughout all departments within the company and consolidation of excess facilities. As a consequence of our restructuring plan, we expect to continue to invest in research and development, primarily in our Cable segment, at slightly reduced levels in the future. We currently expect sales and marketing and general and administrative expenses to continue to decrease in 2003 as a result of the restructuring. For additional information regarding the restructuring program, see Note 5 of the Notes to Consolidated Financial Statements.

      On March 14, 2003, we initiated a worldwide reduction in force of approximately 100 employees, or 20 percent of the workforce, and the closure of certain remote facilities. We expect to record total charges in the range of approximately $4 million to $5 million associated with the realignment and the write-down of certain related assets in the quarter ending March 31, 2003.

      We had a net loss of $44.2 million, $563.8 million and $180.8 million in the years ended December 31, 2002, 2001, and 2000, respectively. We had an accumulated deficit of $937.2 million and $893.0 million as of December 31, 2002 and 2001, respectively. A significant portion of the loss in 2001 was due to the write-off of intangible assets and restructuring charges, but was partially offset by gains resulting from our buy back of a majority of our convertible debt. Our operating expenses are based in part on our expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. We anticipate that we will spend approximately $4 million to $6 million on capital expenditures during the year ending December 31, 2003. Anticipated capital expenditures consist of purchases of computer hardware, furniture and leasehold improvements for our facilities, and software and equipment. We expect to continue to incur losses for the foreseeable future.

Critical Accounting Policies

      We consider certain accounting policies related to revenue recognition, bad debt reserves, inventory valuation, impairment of long-lived assets, warranty returns, restructuring, accounting for share based compensation and contingencies to be critical policies due to the estimation processes involved in each. We discuss each of our critical accounting policies, in addition to certain less significant accounting policies, with senior members of management and the audit committee, as appropriate.

      Use of Estimates. The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, investments, intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These policies include:

•	revenue recognition;

•	the allowance for doubtful accounts, which impacts revenue;

•	the valuation of exposures associated with the contract manufacturing operations and estimating future warranty costs, which impact cost of goods sold and gross margins; and

•	the valuation of certain long-lived assets, especially goodwill and other purchased intangible assets, which has resulted in impairment, which impacts operating expenses.

      We have other equally important accounting policies and practices which may not require us to make significant estimates or assumptions. Despite our intention to establish accurate estimates and assumptions, actual results could differ from those estimates under different assumptions or conditions.

      Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of the selling price. Should there be changes to management’s judgments, revenue recognized for any reporting period could be adversely affected.

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

      Inventory Valuation. Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, generally six months or less, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for the revenue forecast, which is also consistent with our short-term manufacturing plan. Based on this analysis, we reduce the cost of inventory that it specifically identified and considered obsolete or excessive to fulfill future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available. We dispose of excess and obsolete inventories in the normal course of business.

      We have increased our reserves significantly in recent periods due to changes in strategic direction, such as discontinuances of product lines as well as fluctuations in market conditions due to changes in demand for our product. We generally purchase our inventory through purchase orders with fixed pricing and do not have supply agreements with our vendors, which provide pricing or volume discounts. If future demand is less favorable than projected, and we fail to reduce manufacturing output accordingly, additional inventory reserves may be required which would have a negative impact on our gross margin.

      Impairment of Long-Lived Assets. Our long-lived assets have included long-term investments, goodwill and other intangible assets. Our estimate of the fair value of the long-term investments was dependent on the performance of the companies in which we have invested, as well as the volatility inherent in the external markets for these investments. If the companies’ business forecasts were not met, we had to record additional impairment charges. During the year ended December 31, 2002, we recognized approximately $4.5 million of impairment losses related to our long-term investments as other income (expense) in our Consolidated Statements of Operations.

      We adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) on January 1, 2002. We reclassified $1.3 million of assembled workforce, net of accumulated amortization, with an indefinite life, to goodwill at the date of adoption of this standard. We test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We completed the initial goodwill impairment review as of the beginning of 2002, and found no impairment. During the first and second quarters of 2002, we completed a restructuring and impairment review as further discussed in Note 5 of the Notes to the Consolidated Financial Statements. Due to a difficult economic environment and heightened price competition in the modem and telecom businesses during the second quarter of 2002, we experienced a significant drop in our market capitalization and therefore proceeded to perform an interim test to measure goodwill and intangible assets for impairment. The outcome of this test resulted in a non-cash charge of $4.0 million to write-off goodwill in both the Cable and Telecom segments during the second quarter of 2002. At December 31, 2002, we had no other intangible assets recorded on the Consolidated Balance Sheets.

      The following pro forma information reflects the impact on net income (loss) and net income (loss) per share assuming the adoption of SFAS No. 142 had occurred on January 1, 2000 (in thousands):

	Twelve months ended

		2001	2000
	2002	(Pro forma)	(Pro forma)

Reported net loss	$(44,213)	$(563,846)	$(180,767)
Amortization of goodwill and intangible assets with indefinite lives	—	53,846	104,015

Pro forma net loss	$(44,213)	$(510,000)	$(76,752)

Basic and diluted net loss per share:
Reported net loss	$(0.61)	$(8.25)	$(2.95)
Adjustment related to amortization of goodwill and intangible assets with indefinite lives	—	0.79	1.70

Pro forma net loss per share	$(0.61)	$(7.46)	$(1.25)

      Warranty Reserves. We provide a standard warranty for most of our products, generally lasting one to five years from the date of purchase. We provide for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our estimate of costs to service our warranty obligations is based on historical experience and our expectation of future conditions. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revision to the warranty liability would be required, resulting in decreased gross profits.

      Restructuring and Other Related Charges. During 2001 and 2002, we implemented restructuring programs to focus and streamline our business and reduce operating expenses. In connection with these programs, we reduced headcount and abandoned facilities. As a result of these actions, we recorded restructuring and other related charges consisting of cash severance payments to be made to severed employees, lease payments related to property abandoned as a result of our facilities consolidation, and legal and other costs. Each reporting period, we review these estimates based on the status of execution of our restructuring plan and, to the extent that these assumptions change due to changes especially in real estate market conditions, the ultimate restructuring expenses could vary.

      As of December 31, 2002, our restructuring actions related to employee severance were nearly complete and we had $0.1 million remaining related to severance obligations. The $6.7 million of cash expenditures related to our restructuring liability as of December 31, 2002, are expected to be paid over the remaining term of our facility lease through 2005.

      Deferred Compensation. Deferred compensation for options granted to employees has been determined as the difference between the deemed fair market value of our common stock on the date options were granted and the exercise price. Deferred compensation for options granted to non-employees has been determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued. Deferred compensation for options granted to non-employees is remeasured at each reporting period as the underlying options vest.

      As of December 31, 2002, we recorded deferred compensation on our balance sheet of $25,000 in connection with options granted to a non-employee. This deferred compensation is amortized over the two year vesting period of the related options. During 2002, 2001, and 2000, we amortized $0.5 million, $0.5 million, and $0.6 million of deferred share compensation, respectively, primarily related to option grants to non-employees and grants of restricted stock to employees.

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

Results of Operations

Comparison of the years ended December 31, 2002 and 2001

Revenues

	For the year ended
	December 31,
			Annual % Change
	2002	2001	2002/2001

	(in thousands)
Product revenues:
Cable revenues	$118,929	$245,828	(52)%
Telecom revenues	10,474	33,653	(69)%

Total revenues	$129,403	$279,481	(54)%

      We sell our products directly to broadband service providers, and to a lesser extent, resellers and system integrators. Revenues related to product sales are recognized when: (1) persuasive evidence an arrangement exists, (2) delivery has occurred or services rendered, (3) the selling price is fixed or determinable, and (4) collectibility is reasonably assured. A provision is made for estimated product returns as product shipments are made. Our existing agreements typically do not grant return rights beyond those provided by the warranty.

      Revenues consist primarily of sales of products to new and existing customers providing broadband services. Our revenues decreased 54% to $129.4 million for the year ended December 31, 2002 from $279.5 million in 2001. Revenues in North America, which includes the United States and Canada decreased 64% to $58.4 million in 2002, down from $163.6 million in 2001. Revenues from international locations decreased 39% to $71.0 million in 2002 down from $115.9 million in 2001. One customer, Cross Beam Networks, a subsidiary of Sumitomo, accounted for more than 10% of our total revenues for the year ended December 31, 2002. Decrease in revenues, year over year and decrease in North American revenues were primarily due to the slowdown in the general economy, over-capacity of broadband products especially in North America, and constraints on technology-related capital spending, in particular cable service providers.

      Cable Broadband Access Systems (Cable) Revenue. Revenues from Cable were $118.9 million for the year ended December 31, 2002, down 52% from $245.8 million in 2001 due to lower shipments of modems and head-ends in 2002 than in 2001, as well as a continued decline in average selling prices (ASPs) year over year as ongoing competitive pricing pressures affected revenue performance in several of our Cable products.

      Telecom Carrier Access Systems (Telecom) Revenue. Revenues from Telecom were $10.5 million, down 69% from $33.7 million in 2001. We have a small customer base, and revenues were impacted by significant declines in telecom industry spending. Additionally, we continue to decrease focus on our Telecom segment and apply our resources to our Cable segment.

      During 2002, the cable industry moved to purchasing more standards-based DOCSIS products as opposed to our proprietary modems and head-ends, and we faced increasingly strong competition from multiple vendors, which unfavorably impacted revenues. Further, during 2001 and 2002, we were unfavorably impacted by declines in average selling prices (ASPs) of our modems. In addition, revenues from our Telecom segment were impacted by declines in telecom industry spending. The intensely competitive nature of the market for broadband products resulted in significant price erosion in 2002. We have experienced and expect to continue to experience downward pressure on our unit ASPs. A key component of our strategy is to decrease the cost of manufacturing our products to offset the declines in ASP. We intend to continue to implement cost reduction efforts, including design changes and manufacturing efficiencies.

	For the year ended
	December 31,
			Annual % Change
	2002	2001	2002/2001

	(in thousands)
Related party revenues:
Rogers revenues	$8,040	$21,045	(62)%
Harmonic revenues	1,057	—	—
Shaw revenue	—	31,400	—

Total revenues	$9,097	$52,445	(83)%

      Related party revenues decreased 83% to $9.1 million for the year ended December 31, 2002 from $52.4 million in 2001. Related party revenues in 2002 include revenues from Rogers Communications, Inc. (Rogers) and Harmonic, Inc. (Harmonic). Alek Krstajic, a member of our board of directors, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers until January 2003. Effective in May 2003, Rogers will no longer be a related party to us. Lewis Solomon, another member of our board of directors, is a member of the board of directors of Harmonic. The decline in related party revenues is primarily due to the same economic and competitive pressures discussed above. In addition, Shaw Communications, Inc. (Shaw) was a related party during the first three quarters of 2001. In the fourth quarter of 2001, Shaw was no longer determined to be a related party as they no longer exercised voting rights over their shares of our stock, and a board member that was an employee of Shaw resigned from our Board of Directors. Accordingly, revenues from Shaw were no longer included in related party revenues beginning in the fourth quarter of 2001. See Note 13 of Notes to the Consolidated Financial Statements. None of our related parties is a supplier to us.

Cost of Goods Sold

	For the year ended
	December 31,
			Annual % Change
	2002	2001	2002/2001

	(in thousands)
Cost of goods sold	$100,949	$263,117	(62)%

      Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of the manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In 2002, cost of goods sold decreased 62% to $100.9 million or 78% of revenues from $263.1 million or 94% of revenues in 2001. Cost of goods sold in 2002 included a reversal of approximately $15.3 million in special charges taken in 2001 for vendor cancellation charges and inventory previously reserved for obsolescence. We reversed this provision as we were able to sell inventory originally considered to be in excess. In addition, we were able to negotiate downward certain vendor cancellation claims to terms more favorable to us. Cost of goods sold for the year ended December 31, 2001 included special charges of $33.5 million and approximately $13.9 million of amortization of acquired intangible assets. Additionally, during 2002, we recorded an inventory charge of $6.1 million to reduce some of our inventory to the lower of its cost or market value as ASPs fell below the cost of these products. No charge to record a lower of cost or market value was recorded by us in 2001 or 2000. In accordance with SFAS No. 142, there was no amortization of acquired intangible assets in 2002.

Gross Profit

	For the year ended
	December 31,
			Annual % Change
	2002	2001	2002/2001

	(in thousands)
Gross profit	$28,454	$16,364	74%

      We achieved a gross profit of $28.5 million or 22% of sales in the year ended December 31, 2002 compared to $16.4 million or 6% in 2001. The increase in our gross profit was primarily related to a $15.3 million reversal of special charges in 2002, in comparison to $33.5 million of special charges for vendor cancellation charges and inventory obsolescence reserves incurred in 2001. Excluding the reversal of special charges, gross profit for the year ended December 31, 2002 was 10% of sales. Excluding special charges and amortization costs, gross profit for the year ended December 31, 2001 was 23% of sales. This decrease in gross profit excluding special charges and amortization was primarily due to decreases in ASPs. Additionally, we were not able to decrease our cost of goods sold as quickly as the decrease in ASPs. During 2002, we recorded an inventory charge of $6.1 million to reduce some of our inventory to the lower of its cost or market value as ASPs fell below the cost of these products. No charge to record a lower of cost or market value was recorded by us in 2001 or 2000. During 2003, we anticipate further decreases in our ASPs and continued pressure on our margins, and we expect to see decreasing margins in 2003 unless and until we can produce lower cost products and increase sales of our higher-margin head-end products. These ASP decreases, without a corresponding decrease in our product costs, will likely have an adverse impact on our operating results through at least 2003.

Operating Expenses

	For the year ended
	December 31,		Annual
			% Change
	2002	2001	2002/2001

	(in thousands)
Research and development	$58,696	$79,927	(27%	)
Sales and marketing	$35,704	$55,701	(36%	)
General and administrative	$14,715	$31,309	(53%	)
Goodwill amortization	—	$25,410	—

      Research and Development. Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, outside engineering consultants, equipment and supplies required to develop and enhance our products. Research and development expenses decreased to $58.7 million or 45% of sales in the year ended December 31, 2002 from $79.9 million or 29% of sales in 2001. The decrease of $21.2 million is attributable to a $7.5 million decline in spending in our Cable segment, an $8.0 million decline in spending in our Telecom segment, and a $5.7 million reduction in amortization of intangible assets. Research and development expenses in the Cable segment decreased primarily due to reductions in employee related expenses and outside engineering consultants. Discontinuing the development of our Digitrans product line contributed $1.6 million of the Cable segment expense reduction. Additionally, we have reduced research and development efforts in our Telecom segment by $8.0 million due to market conditions in the Telecom sector. In 2001, we recorded amortization of acquired intangible assets of $5.7 million. In accordance with SFAS No. 142, there was no amortization in 2002. We believe it is critical to continue to make significant investments in research and development to create innovative technologies and products that meet the current and future requirements of our customers. Accordingly, we intend to continue our investment in research and development primarily in our Cable segment related to DOCSIS standards-based products. In connection with our worldwide restructuring plan announced on March 14, 2003, we currently expect research and development to decrease in 2003.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses decreased by $20.0 million to $35.7 million or 28% of sales in the year ended December 31, 2002 from $55.7 million or 20% of sales in 2001. The decrease in sales and marketing expenses was primarily due to $8.5 million in decreased headcount from the restructuring and other expenses in our Telecom segment, and $7.2 million in decreased spending for promotional activities in our Cable Segment. The decreased spending for promotional activities in the Cable segment, includes a $2.2 million decrease in employee salaries and related costs, a $2.0 million decrease in co-marketing activities, a $1.8 million decrease for advertising, a $1.8 million decrease for field trials, a $1.1 million decrease for tradeshows, a $1.1 million decrease for public relations and other consulting services, and a $0.8 million decrease in promotional literature. These spending decreases were partially offset by $3.6 million of additional expenses in 2002 related to an aircraft lease obtained in early 2002. Additionally, in 2001, we recorded amortization of acquired intangible assets of $4.3 million. In accordance with SFAS No. 142, there was no amortization in 2002. In connection with our worldwide restructuring plan announced on March 14, 2003, we currently expect sales and marketing expenses to continue to decrease in 2003.

      General and Administrative. General and administrative expenses consist primarily of salary and benefits for administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. General and administrative expenses decreased 53% to $14.7 million or 11% of sales in the year ended December 31, 2002 from $31.3 million or 11% of sales in 2001. The decrease is primarily due to lower headcount from the restructuring and reduced legal and information technology expenditures in 2002. Additionally, in 2001, general and administrative expenses included $4.6 million of amortization of acquired intangible assets. In accordance with SFAS No. 142, there was no amortization in 2002. In connection with our worldwide restructuring plan announced on March 14, 2003, we currently expect general and administrative expenses to continue to decrease in 2003.

      Goodwill Amortization. The amortization of goodwill arising from acquisitions completed during 2000 and 1999 was $25.4 million for the year ended December 31, 2001.

      Upon adoption of SFAS No. 142, effective January 1, 2002, we were no longer required to amortize the goodwill of assets associated with our acquisitions in 1999 and 2000. Consequently, we recorded no amortization in 2002.

Restructuring Costs and Asset Write-offs

	For the year ended
	December 31,

	2002	2001

	(in thousands)
Restructuring charges	$3,641	$12,669
Long-lived assets written-off	1,309	1,688
Intangible assets written off	3,972	572,792

Restructuring costs and asset write-offs	$8,922	$587,149

      Restructuring Costs In the third quarter of 2002, we initiated a restructuring program to conform our expense and revenue levels and to better position us for future growth and eventual profitability. As part of this program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities. We incurred additional restructuring charges of $3.6 million in 2002. Of the total restructuring charge, $2.3 million is related to employee termination costs. The remaining $1.3 million relates primarily to costs for excess leased facilities. During 2002, the employment of 147 employees was terminated and we made cash payments of $2.1 million against the restructuring accrual. Additionally, in 2002, we reclassed $0.1 million from employee termination costs to excess lease facility costs. We anticipate that the remaining employee termination costs of $0.1 million related to an additional 6 employees will be paid in 2003. At December 31, 2002, restructuring charges of $1.5 million remain accrued, primarily related to excess facility costs. We anticipate utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

      A summary of the 2002 accrued restructuring charges is as follows (in millions):

		Excess Leased
		Facilities and
	Involuntary	Cancelled
	Terminations	Contracts	Total

Total Charge	$2.3	$1.3	$3.6
Cash Payments	(2.1)	—	(2.1)
Reclassification	(0.1)	0.1	—

Balance at December 31, 2002	$0.1	$1.4	$1.5

      We incurred restructuring charges of $12.7 million in 2001. Of the total restructuring charges recorded, $3.2 million related to employee termination costs covering 293 technical, production, and administrative employees. The remaining $9.5 million of restructuring charges related primarily to costs for excess leased facilities. During 2002, we made cash payments of $2.9 million against the restructuring accrual. In 2002, we reclassified $1.1 million, which had originally been accrued for as employee termination costs to accrued excess lease facility costs due to a revision in estimate. As of December 31, 2002, restructuring charges of $5.3 million remain accrued, primarily related to excess facility costs. We anticipate utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

      The following table summarizes the costs and activities during 2002, related to the 2001 restructuring (in millions):

		Excess Leased
		Facilities and
	Involuntary	Cancelled
	Terminations	Contracts	Total

Balance at December 31, 2001	$1.2	$7.0	$8.2
Cash Payments	(0.1)	(2.8)	(2.9)
Reclassification	(1.1)	1.1	—

Balance at December 31, 2002	$—	$5.3	$5.3

      Asset Write-offs. In connection with our restructuring in 2002, we wrote-off $1.3 million of fixed assets which were determined to have no remaining useful life. In 2001, we wrote-off $1.6 million of impaired fixed assets, acquired during our acquisition of ANE, which were determined to have no remaining useful life.

      Downturns in the broadband services and telecommunications markets created unique circumstances with regard to the assessment of goodwill and other intangible assets for recoverability during 2001. As a result of our decision to suspend certain product lines and product development efforts during the first quarter of 2001, intangible assets totaling $163.1 million related to certain acquisitions were deemed to be impaired with no future value and were written off. Further, the aforementioned downturns in the principal markets in which we continue to operate, negatively impacted the forecasted revenues and cash flows from certain other companies acquired during fiscal 1999 and 2000. In accordance with our policy and accounting standards applicable at that date, the comparison of the discounted expected future cash flows to the carrying amount of the related intangible assets resulted in a write-down of these assets related to both our Cable and Telecom segments of $409.7 million during the first quarter 2001.

      We adopted SFAS No. 142 on January 1, 2002. We reclassified $1.3 million of assembled workforce, net of accumulated amortization, with an indefinite life, to goodwill at the date of adoption. We test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step was completed during the second quarter of 2002. We completed the initial goodwill impairment review as of the beginning of 2002, and found no impairment. Due to a difficult economic environment and heightened price competition in the modem and telecom businesses during the three months ended June 30, 2002, we experienced a significant drop in its market capitalization, and therefore proceeded to perform an interim test to measure goodwill and intangible assets for impairment at June 30, 2002. Based on our forecast, the estimated undiscounted future cash flows from the use of the goodwill would be less than its carrying amount. We determined that the outcome of this test reflected that the fair value of the goodwill was zero. This resulted in a non-cash charge of $4.0 million to write off the remaining goodwill of which $3.0 million is related to the Cable segment and $1.0 million is related to the Telecom segment.

Non-operating Expenses

	For the year ended
	December 31,
			Annual % Change
	2002	2001	2002/2001

	(in thousands)
Interest income	$6,838	$18,132	(62)%
Interest expense	$6,174	$15,224	(59)%
Other expense	$4,145	$2,864	45%
Gain on early retirement of debt	$49,089	$185,327	(74)%

      Interest Income. Interest income decreased 62% to $6.8 million in 2002 compared to $18.1 million in 2001. The decrease in interest income was primarily due to lower invested average cash balances due to the use of cash to repurchase Convertible Subordinated Notes (Notes) in 2001 and 2002 and usage of cash for operations, as well as lower interest rates.

      Interest Expense. Interest expense, which relates primarily to interest on our Notes due in 2007, decreased 59% to $6.2 million during 2002 compared to $15.2 million in 2001 primarily due to the repurchase of $325.9 million of the Notes in 2001 and $109.1 million of the Notes in 2002.

      Other Expense. We accounted for our equity investment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, “Accounting for Noncurrent Marketable Equity Securities” (SAB 59), which provides guidance in determining when an investment is other-than-temporarily impaired. In applying this guidance we evaluated, among other factors, the duration and extent to which the fair value of the investment was less than its cost, the financial health of and business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financing cash flow, available financial information, and our intent and ability to hold the investment. During 2001, based upon this analysis, we wrote off $2.5 million of our long-term equity investment, which was included in our Cable segment and was charged to other expense. During 2002, based upon additional analysis, we wrote off $4.5 million of this long-term equity investment, which was charged to other expense in the Consolidated Statements of Operations.

      Gain on early retirement of debt. In 2001, we repurchased approximately $325.9 million of our Notes for $113.4 million in cash and $17.9 million in stock, resulting in a gain of approximately $185.3 million net of related unamortized issuance costs of $9.3 million. In April 2002, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). Prior to the adoption of SFAS No. 145 we had reported the gain from early retirement of our debt as an extraordinary item. In accordance with SFAS No. 145, we now report our gain from retirement of our Notes in operations. All prior periods retroactively reflect the adoption of SFAS No. 145. In 2002, we repurchased approximately $109.1 million of our Notes for $57.6 million in cash, resulting in a gain included in operations of approximately $49.1 million net of related unamortized issuance costs of $2.4 million.

Income Taxes

	For the year ended
	December 31,

	2002	2001

	(in thousands)
Income tax (expense) benefit	($238)	$13,915

      We have generated operating losses since our inception. In 2002, we recorded an income tax expense of $0.2 million, which was related primarily to foreign taxes. During 2001 we recorded a benefit of $13.9 million, which consisted of a reduction of deferred tax liabilities related to the Telegate, Radwiz, Ultracom, and ComBox acquisitions and a $0.8 million provision for foreign taxes.

Comparison of the years ended December 31, 2001 and 2000

Revenues

	For the year ended
	December 31,
			Annual % Change
	2001	2000	2001/2000

	(in thousands)
Product revenues:
Cable revenues	$245,828	$303,524	(19)%
Telecom revenues	33,653	36,025	(7)%

Total revenues	$279,481	$339,549	(18)%

      Revenues consist primarily of sales of products to new and existing customers providing broadband services. The global economic downturn contributed significantly to the decline in both North America and international revenues in 2001. Our revenues decreased 18% to $279.5 million in 2001 from $339.5 million in 2000. Revenues in North America, which includes the United States and Canada decreased 19% to $163.6 million in 2001, down from $202.5 million in 2000. Revenues from international locations decreased 16% to $115.9 million in 2001 down from $137.0 million in 2000.

      Cable Broadband Access Systems (Cable) Revenue. Revenues from Cable amounted to $245.8 million in 2001, down 19% from $303.5 million in 2000. Although we shipped slightly more modems in 2001 than in 2000, average selling prices (ASPs) declined year over year as ongoing competitive pricing pressures affected revenue performance in several of our product offerings.

      Telecom Carrier Access Systems (Telecom) Revenue. Revenues from Telecom were $33.7 million, down 6% from $36.0 million in 2000. We have a relatively small customer base, and revenues were impacted by declines in telecom industry spending.

      During 2001, the cable industry moved to purchase more standards-based products, and we faced increasingly strong competition from multiple vendors, which drove down revenues through lower unit prices partially offset by higher unit volumes. Further, during 2001, we were unfavorably impacted by declines in average selling prices (ASPs) of our modems. In addition, revenues from our Telecom segment were impacted by declines in telecom industry spending. The intensely competitive nature of the market for broadband products resulted in significant price erosion in 2001.

	For the year ended
	December 31,
			Annual % Change
	2001	2000	2001/2000

	(in thousands)
Related party revenues:
Rogers revenues	$21,045	$62,701	(66)%
Shaw revenue	31,400	56,620	(45)%

Total revenues	$52,445	$119,321	(56)%

      Related party revenues decreased 56% to $52.4 million for the year ended December 31, 2001 from $119.3 million in 2000. The decline in related party revenues is primarily due to the same economic and competitive pressures discussed above. In addition, Shaw was a related party only during the first three quarters of 2001. In the fourth quarter of 2001, Shaw was no longer determined to be a related party as they no longer exercised voting rights over their shares of our stock, and a board member from Shaw resigned from our Board of Directors. Accordingly, revenues from Shaw were no longer included in related party revenues beginning in the fourth quarter of 2001. See Note 14 of Notes to the Consolidated Financial Statements.

Cost of Goods Sold

	For the year ended
	December 31,
			Annual % Change
	2001	2000	2001/2000

	(in thousands)
Cost of goods sold	$263,117	$289,531	(9)%

      Cost of goods sold consists of direct product costs as well as the cost of our manufacturing. The cost of the manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In 2001, cost of goods sold decreased 9% to $263.1 million from $289.5 million in 2000. In 2001 and 2000, we incurred special charges of $33.5 million and $19.0 million, respectively, relating to vendor cancellation charges and inventory reserves. Cost of goods sold in 2001 also included approximately $13.9 million of amortization of acquired intangible assets compared to $36.3 million in 2000. Excluding special charges and amortization of intangible assets, cost of goods sold decreased $18.6 million or 8% due primarily to lower sales, largely offset by the usage, in the first three quarters of 2001, of higher priced inventories purchased in the fourth quarter of 2000. The offset due to usage of higher priced inventories results from the fact that we record cost of goods sold on a first-in, first-out basis. Although certain of our component prices declined in 2001, we continued to consume higher cost inventory in the first nine months of 2001, which we purchased in the fourth quarter of 2000.

Gross Profit

	For the year ended
	December 31,
			Annual % Change
	2001	2000	2001/2000

	(in thousands)
Gross profit	$16,364	$50,018	(67)%

      We achieved a gross profit of $16.4 million or 6% of sales in 2001 compared to $50.0 million or 15% in 2000. The decrease in our gross profit was largely the result of lower ASPs due to competitive pricing pressures, a shift in our sales to lower margin products, utilization of higher priced inventory primarily purchased in 2000, and special charges described above.

Operating Expenses

	For the year ended
	December 31,
			Annual % Change
	2001	2000	2001/2000

	(in thousands)
Research and development	$79,927	$68,270	17%
Cost of product development assistance agreement	—	$9,563	—
In-process research and development	—	$30,535	—
Sales and marketing	$55,701	$45,261	23%
General and administrative	$31,309	$24,809	26%
Goodwill amortization	$25,410	$59,057	(57)%
Restructuring costs and asset write-offs	$587,149	—	—

      Research and Development. Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, non-recurring outside engineering, equipment and supplies required to develop and enhance our products. Research and development expenses increased to $79.9 million or 29% of sales in the year ended December 31, 2001 from $68.3 million or 20% of sales in 2000. The increase of $11.6 million is primarily attributable to three factors: $5.8 million was spent on the development of our DOCSIS cable equipment, approximately $4.7 million was spent on development efforts in our Telecom segment, and we amortized $1.1 million of intangible assets. Research and development expenses increased $5.8 million primarily due to the development of our new line of DOCSIS standards-based products within our Cable segment. Additionally, we have continued to invest in research and development efforts related to our Telecom segment. Approximately $4.7 million of our increase in research and development spending is attributable to increases in our Telecom research and development efforts primarily related to development of integrated access devices acquired from our MainSail acquisition in the third quarter of 2000. Also included in research and development costs is the amortization of intangible assets of approximately $5.7 million in fiscal 2001 compared to $4.6 million in fiscal 2000.

      Cost of Product Development Assistance Agreement. In March 1999, we entered into a one-year Product Development Assistance Agreement with Rogers. Under the terms of the Development Agreement, Rogers was obligated to assist us with the characterization and testing of our subscriber-end and head-end voice-over-cable equipment. In addition, Rogers was obligated to provide us with technology to assist us with our efforts to develop high quality, field proven technology solutions that are DOCSIS-compliant and packet-cable compliant. The Development Agreement had a term of one year. In consideration of Rogers entering into the Development Agreement, we issued Rogers two fully vested and non-forfeitable warrants, each to purchase 2.0 million shares of our common stock on a cashless basis. One warrant had a exercise price of $0.50 per share and one warrant had an exercise price of $18.50 per share. The fair value of the two warrants was approximately $45.0 million and resulted in a non-cash charge included in operations over the one-year term of the Development Agreement. As a result of the Development Agreement, our results for the year ended December 31, 2000 included a non-cash charge of $9.6 million. In March 2000, Rogers purchased 3,687,618 shares of our common stock on a net exercise basis, resulting in no proceeds to us.

      In-Process Research and Development. There were no charges for in-process research and development in the year ended December 31, 2001. We incurred charges of $30.5 million in the year ended December 31, 2000, related to research and development projects in process at companies that we acquired. In chronological order of acquisition, the companies were, Imedia, Radwiz, Telegate, ANE, ComBox, certain assets of Internet Telecom, Ultracom, Digitrans and MainSail. On the date of each acquisition, the projects identified as in-process research and development required additional efforts in order to establish technological feasibility.

      In-process technology acquired relating to the acquisitions of Telegate, ComBox, Internet Telecom, Ultracom and Digitrans, all in 2000, and Imedia Corporation and Radwiz Ltd., in 1999, was valued at approximately $7.5 million, $8.0 million, $2.6 million, $1.8 million, $4.9 million, $11.0 million and $3.6 million, respectively. During 2001, we decided not to pursue any further development efforts on these projects for the following reasons:

      Imedia. Market interest in the capabilities represented by Imedia’s in-process research and development changed after our acquisition. In-process research and development concentrated on improvements to the Internet and on interactive services. During 2001, as we realized the market opportunities for Internet video delivery and interactive services were significantly less than anticipated, we redirected our engineering resources into improving the existing developed technology.

      Radwiz. We continued the development of Radwiz’s in-process research and development throughout 2000. By the fourth quarter of 2000, it was becoming apparent that engineering issues were proving to be more difficult to resolve than originally expected. During 2001, we refocused engineering efforts on satisfying particular customer requirements, rather than completing the development efforts underway in 2000.

      Telegate. We continued the development of in-process research and development acquired in connection with the Telegate acquisition throughout 2000. During the first quarter of 2001, Telegate’s largest customer indicated that they would be significantly decreasing future purchases. Further, in April 2001, circuit-switch based cable over telephony systems were no longer considered viable. We elected to concentrate future research and development resources on sustaining engineering activities and not to pursue in-process research and development projects related to Telegate technology.

      ANE. Development of in-process technology acquired in connection with the ANE acquisition, valued at approximately $0.8 million, was completed during the second quarter of 2001.

      ComBox. The success of the ComBox acquisition was primarily based on the success of one key customer. During the first quarter of 2001, this customer decided to no longer resell the ComBox system as the customer was unable to achieve sufficient profitability on its sales. At this point, we elected to abandon all future development efforts related to the ComBox technology.

      Internet Telecom. In-process research and development activities related to Internet Telecom were focused on creating a Voice-over-IP system, a market that at the time of our acquisition, many considered poised to grow quickly in the near future. During 2001, we re-assessed the economic viability of the cost of development of the in-process research and development, the strength of other competitors’ systems, and the lack of demand from potential customers, and determined that further development would not produce a commercially viable product. Over several quarters in 2001, the Internet Telecom engineering resources were redeployed to focus on projects based on developed other technologies.

      Ultracom. During the first quarter of 2001, we determined, due to manufacturing and production issues, the Ultracom wireless chip would be difficult and expensive to produce. Meanwhile, competitors had reached the market with alternative wireless technologies, further reducing the available market potential for the Ultracom chip. After investigating engineering solutions, we determined we would have to create a new design concept, which would require several years of effort. Given this, we chose to abandon the in-process research and development related to the Ultracom technology.

      Digitrans. During 2001, we recognized that the product roadmap for Digitrans products would not be on the timetable originally established at the time of the Digitrans acquisition. In an effort to ensure returns from engineering resources, we chose to focus development efforts on roadmap deliverables that were based on developed technologies and therefore did not continue investing in in-process research and development efforts related to the Digitrans’ technology.

      MainSail. In-process technology acquired relating to the acquisition of MainSail in 2000 was valued at approximately $5.0 million and consisted primarily of additions to MainSail’s core technology, which was related to MainSail’s planned development of new features. The resultant technology provides a high capacity CPE and a low cost gateway. This development was completed in 2001.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel, and costs related to trade shows, advertising, consulting and travel. Sales and marketing expenses increased by $10.4 million to $55.7 million or 19.9% of sales in the year ended December 31, 2001 from $45.3 million or 13.3% of sales in 2000. The increase in sales and marketing expenses was primarily due to $3.1 million related to increased headcount, as well as increased spending for promotional activities, including a $1.7 million increase for tradeshows and field trials, a $1.1 million increase for consulting services for public relations, a $0.5 million increase for advertising, a $1.6 million increase for administrative fees, and a $1.1 million increase in other sales and marketing expenses. Also, amortization of intangible assets included in sales and marketing expenses accounted for approximately $4.3 million in 2001, an increase of $1.3 million compared to $3.0 million in 2000.

      General and Administrative. General and administrative expenses primarily consist of salary and benefits for administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. General and administrative expenses increased to $31.3 million or 11% of sales in 2001 from $24.8 million or 7% of sales in 2000. The increase is primarily due to amortization of intangible assets of $4.6 million in 2001 compared to only $1.0 million in 2000 as well as increased headcount to support our operations.

      Goodwill Amortization. The amortization of goodwill arising from acquisitions completed during 2000 and 1999 decreased 57% to $25.4 million in 2001 compared to $59.1 million in 2000. This decrease was due to the write-down of $572.8 million of acquired intangible assets during 2001.

      Upon adoption of SFAS No. 142 effective January 1, 2002, we were no longer required to amortize the goodwill assets associated with our acquisitions in 1999 and 2000.

Non-operating Expenses

	For the year ended
	December 31,
			Annual % Change
	2001	2000	2001/2000

	(in thousands)
Interest income	$18,132	$19,794	(8)%
Interest expense	$15,224	$11,265	35%
Other expense	$2,864	$1,819	57%
Gain on early retirement of debt	$185,327	—	—

      Interest Income. Interest income decreased 8% to $18.1 million in 2001 compared to $19.8 million in 2000. The decrease in interest income was primarily due to lower interest rates as well as lower invested average cash balances due to the use of cash to repurchase Convertible Subordinated Notes (Notes) in 2001 and usage of cash for operations.

      Interest Expense. Interest expense is primarily related to the sale in July 2000 of $500 million of 5% Notes due in August 2007. Interest expense increased 35% to $15.2 million during 2001 compared to

$11.3 million in 2000 primarily due to a full year of debt related to the Notes in 2001. During 2001, we repurchased approximately $325.9 million in principal of the Notes.

      Other Expense. Other expense for the year ended December 31, 2001 totaled $2.9 million compared to $1.8 million in 2000. We accounted for an equity investment in accordance with SFAS No. 115, and SAB No. 59, which provides guidance in determining when an investment is other-than-temporarily impaired. In applying this guidance we evaluated, among other factors, the duration and extent to which the fair value of the investment was less than its cost, the financial health of and business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financing cash flow, available financial information, and our intent and ability to hold the investment. During 2001, we estimated the fair value of the long-term investment, which was included in our Cable segment (as defined by SFAS No. 131, “Disclosures about Segment of an Enterprise and Related Information”), based on these criteria, and consequently wrote down approximately $2.5 million of an investment in a privately held company, which was determined to be impaired. There were no write-downs of investments in 2000.

      Gain on early retirement of debt. In 2001, we repurchased approximately $325.9 million of our Convertible Subordinated Notes (Notes) for $113.4 million in cash and $17.9 million in stock, resulting in a gain of approximately $185.3 million net of related unamortized issuance costs of $9.3 million. In April 2002, we adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). Prior to the adoption of SFAS No. 145 we had reported the gain from early retirement of our debt as an extraordinary item. Accordingly, we now report our gain from retirement of our Notes in operations. All prior periods reflect the adoption of SFAS No. 145. No debt was repurchased in 2000.

Income Taxes

	For the year
	ended
	December 31,

	2001	2000

	(in thousands)
Income tax (expense) benefit	$13,915	—

      We have generated operating losses since our inception. In 2001, we recorded a benefit from income taxes of $13.9 million, which represented the write-off of deferred tax assets, and remaining net deferred tax liabilities previously recorded for purchased acquired intangibles, net of miscellaneous foreign income taxes. There was no provision for income taxes in 2000.

Stock Option Accounting

      We have elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees until a uniform method of valuing and expensing stock options is promulgated. Accordingly, we have not recognized compensation expense for the fair value of our stock-based awards to employees in our Consolidated Statements of Income. Companies electing to remain with the intrinsic-value method accounting in APB 25 must make pro forma disclosures, as if the fair value based method of accounting had been applied.

      The following table reflects pro forma net loss and loss per share had we elected to record an expense for employee stock options pursuant to the provisions of SFAS 123.

	Years Ended December 31,

	2002	2001	2000

Net loss	$(44,213)	$(563,846)	$(180,767)
Stock option plans	(33,747)	(126,721)	(118,909)
Employee stock purchase plan	(1,990)	(2,212)	(990)

Pro forma net loss	$(79,950)	$(692,779)	$(300,666)

Pro forma basic and diluted net loss per share	$(1.10)	$(10.14)	$(4.90)

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

      On September 21, 2000, the lead plaintiffs filed a consolidated class action complaint containing factual allegations nearly identical to those in the original lawsuits. The consolidated class action complaint, however, alleged claims on behalf of a class whose members purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000. On October 30, 2000, defendants moved to dismiss the consolidated class action complaint. On March 14, 2001, after defendants’ motion had been fully briefed and argued, the court issued an order granting in part defendants’ motion and giving plaintiffs leave to file an amended complaint. On April 13, 2001, plaintiffs filed their first amended consolidated class action complaint. On June 15, 2001, defendants moved to dismiss this new complaint and oral argument on the motion occurred on December 17, 2001. On March 29, 2002, the court denied the defendants’ motion to dismiss. The parties are now in the discovery process. In addition, the court has certified the plaintiffs’ proposed class and scheduled trial to begin on November 4, 2003.

      The lawsuit seeks an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

      On October 16, 2000, a lawsuit was filed against us and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the California Superior Court, San Luis Obispo County. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc. (Bertram). The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of “all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants’ activity, and as the Court shall determine is not inconsistent with the exercise of the Court’s jurisdiction.” Plaintiffs seek equitable and injunctive relief. Defendants removed the Bertram case to the United States District Court, Central District of California and, on January 19, 2001, filed a motion to dismiss the complaint. A hearing on defendants’ motion was held March 26, 2001 and the court granted Defendants’ motion to dismiss the action and denied Plaintiffs’ motion requesting remand. On April 5, 2001, Defendants moved for an order requiring further proceedings, if any to take place in the Northern District of California. Plaintiffs did not oppose this motion and eventually entered into a stipulation to go forward in the Northern District. On July 9, 2001, a status conference was held in this case before Judge Patel. Plaintiffs did not appear for the conference, and the court requested that defendants submit an order dismissing the Bertram action with prejudice, which the defendants have submitted to the court. On August 7, 2002, the court held another conference at which it entered an order dismissing the Bertram case. The court’s order permits the individual plaintiffs in the Bertram case to pursue any claims that they may have as members of the purported class in the related, consolidated class action discussed above. Plaintiffs have appealed this order, and the Court of Appeals has set a briefing schedule for the appeal.

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

      Since the Campbell and O’Brien cases were filed, the parties have taken steps to have these cases consolidated in the California Superior Court, County of Santa Clara. On October 4, 2002, the California Superior Court, County of San Francisco entered an order providing for the transfer of the O’Brien case. On October 29, 2002, plaintiff in the O’Brien case submitted certain materials to the California Superior Court, County of Santa Clara to effectuate that transfer, which is now complete. The O’Brien case is now consolidated with the Campbell case.

      We believe that there are many defects in the Campbell and O’Brien derivative complaints.

      On January 19, 2003, Omniband Group Limited, a Russian company, (Omniband) filed a request for arbitration with the Zurich Chamber of Commerce, claiming damages in an amount of $2,094,970 allegedly caused by our breach of an agreement to sell to Omniband certain equipment pursuant to an agreement between Omniband and Radwiz Ltd., our subsidiary, dated February 22, 2000. On February 10, 2003, the President of the Zurich Chamber of Commerce appointed the Chairman of a three member panel to preside over the arbitration proceedings. We believe that the allegations are without merit and intend to present a vigorously defense in the arbitration proceedings.

      On September 3, 2002, Uniscor Ltd. (an Israeli company under voluntary liquidation) and Flextronics (Israel) Ltd., an Israeli company (Flextronics) filed a claim with the Tel Aviv District Court in Israel against us and Radwiz, our subsidiary, alleging that damages of NIS 25,000,000 (approximately $5 million US dollars) were caused to them by our alleged failure to comply with its contractual obligations to accept and pay for components manufactured by Flextronics in the first quarter of 2001 pursuant to projections it had received from Radwiz. We filed a statement of defense denying the allegations, after which the parties accepted the Court’s recommendation to transfer the case to non-binding mediation.

      We are currently a party to various other legal proceedings, in addition to those noted above and may become involved from time to time in other legal proceedings in the future. While we currently believe that the ultimate outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in any of our legal proceedings, there exists the possibility of a material adverse impact on our results of operations for the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for any of the above legal proceedings could change in the future.

Liquidity and Capital Resources

      At December 31, 2002, we had approximately $117.1 million in cash and cash equivalents and $89.4 million in short-term investments. At December 31, 2001, we had approximately $100.3 million in cash and cash equivalents and $233.6 million in short-term investments.

      In July 2000, we issued $500 million of Notes, resulting in net proceeds to us of approximately $484.4 million. The Notes are our general unsecured obligation and are subordinated in right of payment to all of our existing and future senior indebtedness and to all of the liabilities of our subsidiaries. The Notes are convertible into shares of our common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. Interest is payable semi-annually. Debt issuance costs related to the Notes were approximately $15.6 million.

      Through December 31, 2002, we had repurchased approximately $434.9 million of the Notes for $171.0 million in cash and $17.9 million in stock, resulting in a gain on early retirement of debt of approximately $234.4 million net of related unamortized issuance costs of $11.6 million.

      Cash used in operating activities for the year ended December 31, 2002 was $66.7 million compared to $102.5 million used in 2001. In 2002, significant uses of cash from operating activities included our losses from operations, as well as a decrease in accounts payable of $18.9 million. Net cash used in operating activities were partially offset by decreases in accounts receivable of $25.8 million in 2002. Net cash used in operating activities in 2001 were primarily due to losses from operations as well as a decrease in accounts payable of $81.1 million, partially offset by decreases in inventory and other current assets of $71.1 million and $16.6 million, respectively.

      Cash provided by investing activities was $139.0 million in 2002 compared to a usage of $27.0 million in 2001. Investing activities consisted primarily of net purchases of short-term investments in 2002 and 2001.

      Cash used by financing activities was $53.9 million in 2002 compared to $116.6 million in 2001. In 2002, we paid approximately $57.6 million to repurchase a portion of the Notes. We received a total of $1.7 million from the exercise of stock options. In 2001, we paid approximately $113.4 million to repurchase a portion of the Notes and $24.4 million to retire short and long-term debt. We received a total of $12.5 million in 2001 from the exercise of stock options.

      In 2002, we entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was secured by a $9.0 million letter of credit. See Note 3 of Notes to Consolidated Financial Statements. The letter of credit was reduced to $7.5 million in February 2003. This lease commitment is included in the table below. From time to time, our Chief Executive Officer, Dr. Rakib, uses the aircraft for personal use and reimburses us for this usage. Dr. Rakib reimbursed us for $35,000 of personal aircraft usage during fiscal 2002.

      The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

		Payments Due by Period

		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years

Capital Lease Obligations	$0.2	$0.2	$—	$—	$—
Unconditional Purchase Obligations	45.5	45.5	—	—	—
Long Term Debt	68.5	—	1.7	—	66.8
Operating Lease Obligations	29.8	6.9	14.3	3.0	5.6
Aircraft Lease	6.1	1.5	3.0	1.6	—

Total Contractual Commitments	$150.1	$54.1	$19.0	$4.6	$72.4

      We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of December 31, 2002, we had approximately $45.5 million of purchase obligations, of which $13.9 million is included in the Consolidated Balance Sheets as accrued vendor cancellation charges, and the remaining $31.6 is attributable to open purchase orders. The remaining obligations are expected to become payable at various times through 2003.

      Other commercial commitments, primarily required to support operating leases, are as follows (in millions):

	Amount of Commitment Expiration Per Period

	Total
	Amounts	Less than	1-3	4-5	Over 5
	Committed	1 year	years	years	years

Deposits	$0.5	$0.5	$—	$—	$—
Standby Letters of Credit	$8.4	$0.7	$—	$7.5	$0.2

Total Commercial Commitments	$8.9	$1.2	$—	$7.5	$0.2

      During the third quarter of 2002, we received approximately 35.9 million shares of Net Servicos de Comunicacao SA (Net Servicos), a customer, valued at approximately $2.5 million as settlement for all outstanding accounts receivables due from Net Servicos to us. The shares of Net Servicos are traded on the Sao Paulo Stock Exchange, and the share price has traditionally been volatile and subject to significant price fluctuations. At December 31, 2002, we had sold 32.9 million shares for $2.3 million. The remaining 3.0 million shares are classified as available-for-sale and are included in the Consolidated Balance Sheets as short-term investments. The volatility of the share price could result in potential future losses to the market value of the remaining 3.0 million shares unless and until we are able to sell them.

      On February 26, 2003, we entered into an agreement with Solectron Corporation (Solectron) to settle all outstanding obligations under two manufacturing agreements between us and Solectron. Under the terms of the settlement agreement, we paid Solectron approximately $3.9 million, and each party released any and all claims that it may have had against the other party. Additionally, Terayon received selected inventory from Solectron. We previously accrued the $3.9 million settlement as a vendor cancellation in the fourth quarter of 2000 and the second quarter of 2001.

      We believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under the risk factor “Our Operating Results May Fluctuate” below and elsewhere. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

      On March 14, 2003, we announced a worldwide reduction in force of approximately 100 employees, or 20 percent of the workforce, and the closure of certain remote facilities. We expect to record total charges in the range of approximately $4 million to $5 million associated with the realignment and the writedown of certain related assets in the quarter ending March 31, 2003. We anticipate realizing annualized savings of approximately $12 to $15 million from these actions combined with related operational savings including the curtailment of certain program and discretionary expenditures.

Impact of Recently Issued Accounting Standards

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123”(SFAS No. 148). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will adopt the annual disclosure provisions of SFAS No. 148 in our quarterly financial reports beginning in the first quarter of 2003. As the adoption of this standard involves disclosures only, we do not expect a material impact on our results of operations, financial position or liquidity.

      In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The provisions of FIN 45 are effective for year-end 2002. Recognition and measurement provisions of FIN 45 become effective for guarantees issued or modified on or after January 1, 2003. We adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002. We do not expect the adoption of FIN 45 to have a material impact on our results of operations, financial position or liquidity.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), which requires us to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No. 146 is dependent on our related activities subsequent to the date of adoption.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the consolidated financial statements. SFAS No. 145 also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to lease-back transactions. We adopted the provisions of SFAS No. 145 in the second quarter of 2002. In accordance with our adoption of SFAS No. 145, all prior periods reflect the adoption of SFAS No. 145 in our Consolidated Financial Statements.

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

We Have a History of Losses and May Continue to Incur Losses in the Future.

      It is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we have been shipping products in volume since the first quarter of 1998. As of December 31, 2002, we had an accumulated deficit of $937.2 million. We believe that we will continue to experience difficulties in selling our products at a profit and continue to operate with net losses for the foreseeable future. Moreover, we have had declining revenue since 2000. In the twelve-month period ended December 31, 2002, our revenues decreased 54% from the same period in 2001. Additionally, we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay in generating, or decrease in anticipated revenues. For example, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price irrespective of whether we can subsequently use such quantities in our products. Because in the past, we have been unable to use all of the products that we purchased from our suppliers, we have taken charges as a result of these fixed commitments, and we may have to take additional charges in the future if we are unable to use all of the products that we purchase from our suppliers. During 2002, we recorded an inventory charge of $6.1 million to reduce some of the inventories to the lower of cost or market as average selling prices fell below the cost of these products. In addition, we have significant operating lease commitments for facilities and equipment that generally cannot be cancelled in the short-term without substantial penalties.

      Our business may be adversely affected by delays in, or our failure to, commercialize new products or cost reduce our current products. Moreover, given the conditions in the broadband equipment market, the profit potential of our business remains unproven.

We May Experience Fluctuations in Our Operating Results and Face Unpredictability in Our Future Revenues.

      Our quarterly revenues have and are likely to continue to fluctuate significantly in the future due to a number of factors, many of which are outside our control.

      Factors that affect our revenues include, among others, the following:

•	variations in the timing of orders and shipments of our products;

•	variations in the size of the orders by our customers and pricing concessions on volume sales;

•	new product introductions by competitors;

•	delays in our introduction of new products;

•	delays in our introduction of added features to our products;

•	delays in reducing the cost of our products;

•	delays in commercialization of products that are competitive in the marketplace;

•	delays in our receipt of and cancellation of orders forecasted by customers;

•	variations in capital spending budgets of cable operators and other broadband service providers;

•	international conflicts, including war with Iraq, and acts of terrorism and the impact of adverse economic, market and political conditions worldwide; and

•	ability of our products to be qualified or certified as meeting industry standards.

      A variety of factors affecting our gross margin include, among others, the following:

•	the sales mix of our products;

•	the volume of products manufactured;

•	the type of distribution channel through which we sell our products;

•	the ASPs of our products;

•	the costs of manufacturing our products; and

•	the effectiveness of our cost reduction measures.

      The unit ASPs of our products have declined considerably in 2002, and we anticipate that unit ASPs of our products will continue to decline in the future. This has caused and will continue to cause a decrease in our gross margins if we are unable to off-set the decline in ASPs with cost reduction measures. In addition, the gross margins we realize from the sale of our products are affected by the mix of product sales between higher margin, lower volume head-end equipment, such as Cable Modem Termination Systems (CMTSs), and lower margin, higher volume Customer Premise Equipment (CPE), such as modems. In 2003 we expect that sales of our low-margin CPE will continue to make up a significant portion of our revenues.

      Our operating expenses generally vary from quarter to quarter depending on the level of actual and anticipated business activities. However, a significant percentage of these operating expenses are fixed due to operating leases for our facilities and equipment. Also, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price. As of December 31, 2002, $45.5 million of purchase obligations are outstanding. Moreover, our research and development expenses fluctuate in response to new product development, changing industry requirements and customer demands.

We Are Dependent on a Small Number of Customers and our Business Could be Harmed by the Loss of Any of These Customers or Reductions in Their Purchasing Volumes.

      The markets we serve have and are continuing to undergo significant consolidation in both North America and internationally, as a limited number of cable operators control an increasing number of systems. For example, the top ten cable operators in the United States own and operate systems that service approximately 81% of homes that receive cable services in the United States, and the top ten cable operators in Europe own and operate systems that service approximately 53% of homes that receive cable services in Europe. As a result of the consolidation among cable operators, our revenue has been and will continue to be dependent on sales to the few leading cable operators worldwide and the continued consolidation may also reduce the number of potential customers. For example, one of our customers accounted for more than 10% of our total revenues for the twelve months ended December 31, 2002 and in the same period, four of our customers accounted for 45% of our total revenues. We may not succeed in attracting new customers as many of our potential customers have pre-existing relationships with our current or potential competitors and the continued consolidation of the cable industry reduces the number of potential customers. To attract new customers, we may be faced with intense price competition which may affect our gross margins. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel their orders on short notice without significant penalties. The loss of any of our customers can have a material adverse effect on our results of operations. Further, any reduction in orders from a given customer can likewise have a material adverse affect on our results of operations.

The Sales Cycle for Certain of Our Products Is Lengthy, Which Makes Forecasting of Our Customer Orders and Revenue Difficult.

      The sales cycle for certain of our products, such as our CMTS, is lengthy, often lasting nine months to more than a year. Our customers generally conduct significant technical evaluations, including customer trials, of our products as well as competing products prior to making a purchasing decision. In addition, purchasing decisions may also be delayed because of our customers’ internal budget approval processes. Because of the lengthy sales cycle and the size of customer orders, if orders forecasted for a specific customer for a particular period do not occur in that period, our revenues and operating results for that particular quarter could suffer. Moreover, a portion of our expenses related to an anticipated order is fixed and difficult to reduce or change, which may further impact our revenues and operating results for a particular period.

There Are Many Risks Associated with Our Participation in Industry Standards.

      In connection with the development of the DOCSIS 2.0 specification by Cable Television Laboratories, Inc. a cable industry consortium that establishes cable technology standards and administers compliance testing (CableLabs), we entered into an agreement with CableLabs whereby we licensed to CableLabs on a royalty-free basis any of our intellectual property rights, including rights to our proprietary S-CDMA technology, to the extent that such rights may be asserted against a party desiring to design, manufacture or sell DOCSIS based products, including DOCSIS 2.0 based products. This license agreement grants to CableLabs the right to sublicense our intellectual property, including our intellectual property rights in our S-CDMA patents, to manufacturers that compete with us in the marketplace for DOCSIS based products. As a result of this license to CableLabs, our competitors that produce DOCSIS-based products have access to our technology without having to pay us any royalties or other compensation for the use of our technology. As a result of our contribution of technology to the DOCSIS intellectual property pool, we may have foregone significant revenue from the potential licensing of our proprietary technology, and we may be unable to recoup the investment in the research and development efforts to develop the intellectual property contributed to the DOCSIS technology pool.

      Additionally, the agreement that we signed with CableLabs to participate in the DOCSIS intellectual property pool may make it difficult for us to enforce our intellectual property rights against other companies. Certain cable equipment vendors manufacture and sell DOCSIS based and DOCSIS certified and qualified product without sublicensing from CableLabs the technology in the CableLabs’ intellectual property pool. Due to the interests of cable operators in having as many equipment vendors as possible, we may feel constrained by competitive pressures from pursuing the enforcement of our intellectual property rights against our competitors that have not entered into sublicenses with CableLabs. Moreover, if we seek to enforce our intellectual property rights against other equipment manufacturers that access technology from the CableLabs’ intellectual property pool, our license to the technology in the pool may be jeopardized. Certain contributors of technology to the CableLabs’ intellectual property pool are our competitors and may elect to revoke our license to their technology if we attempt to enforce our intellectual property rights against them.

      We may have lost any competitive advantage that our proprietary S-CDMA technology may have provided us in the marketplace by licensing it to CableLabs, and we may face increased competition because our competitors have the ability to incorporate our technology into their products. We believe that this increased competition could come from existing competitors or from new competitors who enter the market and that such competition is likely to result in lower product ASPs, which could harm our revenues and gross margins. Additionally, because our competitors will be able to incorporate our technology into their products, our current customers may choose alternate suppliers or choose to purchase DOCSIS-compliant products from multiple suppliers. We may be unable to effectively compete with the other vendors if we cannot produce DOCSIS compliant cable products more quickly or at lower cost than our competitors.

      DOCSIS specifications have not yet been accepted in Europe and Asia, although an increasing number of Asian cable operators are requiring product to be DOCSIS qualified or certified. An alternate specification for cable products, called the Euro-DOCSIS specification, has been formalized by tComLabs for European cable operators, and some European and Asian cable operators have embraced it. We intend to develop and sell products that comply with the Euro-DOCSIS specification, which may require the contribution of certain of our technologies, including our proprietary S-CDMA technology, to the Euro-DOCSIS specification. We may be unsuccessful in these efforts, and even if we are successful, we may face some of the same risks associated with our contribution of intellectual property to CableLabs’ DOCSIS intellectual property pool.

We Need to Certify and Qualify Our New and Existing Products to Meet Industry Specifications in Order to Remain Competitive.

      Major cable operators worldwide have endorsed the DOCSIS and PacketCable specifications and rarely purchase equipment that is not certified or qualified as compliant with these specifications. Cable operators have chosen to purchase only product meeting industry specifications because the specifications enable interoperability among products from multiple vendors, which leads to increased competition among equipment manufacturers and consequently lowers product ASPs. Consequently, our future success depends on our ability to compete effectively in this marketplace by developing, marketing and selling products that are certified and qualified to industry standards in a timely fashion.

      The DOCSIS and PacketCable specifications are promulgated by CableLabs. Currently these specifications have been widely adopted by cable operators in North America and by some cable operators in Asia, Latin America and Europe. The Euro-DOCSIS specifications has been developed by tComLabs, a cable technology consortium of European cable operators, specifically to meet the requirements of European operators, and has found some acceptance in China as well. There is no guarantee that our products will be DOCSIS, EuroDOCSIS or PacketCable certified or qualified. If we are unable to certify or qualify our products as DOCSIS, EuroDOCSIS or PacketCable compliant in a timely manner, we may be unable to sell our products and may lose some or all of any advantage we might otherwise have had, and our future operating results may be adversely affected.

      Though we sell DOCSIS certified and qualified products, there have been and may continue to be instances where our existing customers and potential new customers elect to purchase DOCSIS products from one or more of our competitors rather than from us. In response to this situation, we have reduced our prices and continue to experience customer demand to further reduce our prices in order to promote sales of our current products. This has had and may continue to have an adverse impact on our revenues, operating results and gross margin.

      Developing products to meet these various industry specifications has several risks. The first is the cost and effort to engineer standards-based products and to then prepare them for compliance testing. Not only do we have to certify or qualify new products, but any of our currently certified or qualified products must be re-certified or re-qualified should they be changed in any way. Second, there is no guarantee that these products will be certified or qualified as meeting these specifications in a timely fashion, if ever. Because most cable operators purchase only those products that have been certified or qualified as meeting these specifications, it is highly unlikely that we will be able to sell our products until they achieve certification or qualification, which can be a lengthy process. As a result, we may incur significant research and development expenses to develop new products that may not receive certification or qualification and we cannot recoup the costs of these research and development expenses by marketing uncertified or unqualified products. Moreover, a consequence of cable operators only purchasing products certified or qualified as meeting industry specifications is the increased competition between equipment vendors, which has resulted in a steady and ongoing decline in equipment prices as vendors compete for cable operators’ business. Third, there is no guarantee that we will be able to support all future cable industry specifications, which will likely have an adverse impact on future revenues.

Average Selling Prices of Broadband Equipment Continue to Decline, Which is Decreasing Our Gross Margins.

      The broadband equipment market has been characterized by erosion of product ASPs. We expect this erosion to continue. The ASPs for our products are likely to continue to decline due to competitive pricing pressures, promotional programs and customers possessing strong negotiating positions who require price reductions as a condition of purchase. In addition, we believe that the widespread adoption of industry specifications, such as the DOCSIS and EuroDOCSIS specifications, is further eroding ASPs as cable modems and other similar CPE become commodity products. Decreasing ASPs could result in decreased revenues even if the number of units sold increases. Decreasing ASPs may also require us to sell our products at much lower gross margin than in the past, and in fact, we may sell products at a loss. The primary reason that our gross profits have declined year-over year is the decline in product’s ASPs. As a result, we may experience substantial period-to-period fluctuations in future revenue, gross margin and operating results due to ASP erosion. Therefore, we must continue to develop and introduce on a timely basis and a cost-effective manner new products or next-generation products with enhanced functionalities that can be sold at higher gross margins. Our failure to do this could cause our revenues and gross margin to decline.

We Must Achieve Cost Reductions to Attain Profitability.

      As product ASPs and revenue have declined in recent years, we have not sufficiently decreased our costs, including operating expenses and the costs associated with our products, to offset declining ASPs and revenue. This has resulted in increased losses making it difficult for us to attain profitability. During 2002, we saw an increase in the unit sales of our products; however, we experienced a decrease in revenue of 54% from the same period in 2001, which was, in large part, due to declining product ASPs. In order to achieve profitability, we must significantly reduce our operating expenses and the cost of our products.

      We have made several attempts to lower our operating expenses. Although we have implemented expense reduction and restructuring plans in the past, including the latest restructuring in March 2003, that have focused on cost reductions and operating efficiencies, we have not been successful in lowering our operating expenses to keep pace with the decline in revenues, and we cannot be certain that our future efforts implementing operating expense reduction will be successful. A large portion of our expenses, including rent, and operating lease expenditures, is fixed and difficult to reduce or change. Accordingly, if our revenue does not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition and results of operations could be materially and adversely affected.

      As product ASPs rapidly decline, we need to reduce the cost of our products through design and engineering changes. We may not be successful in redesigning our products, and, even if we are successful, our efforts may be delayed or our redesigned products may contain significant errors and product defects. In addition, any redesign may not result in sufficient cost reductions to allow us to reduce significantly the list price of our products or improve our gross margin. Reductions in our product costs will require us to use lower-priced components that are highly integrated in future products and may require us to enter into high volume or long-term purchase or manufacturing agreements. Volume purchase or manufacturing agreements may not be available on acceptable terms, if at all, and we could incur significant expenses without related revenues if we cannot use the products or services offered by such agreements. We have incurred significant cancellation charges related to volume purchase and manufacturing agreements in the past and may incur such charges in the future.

Broadband Services Delivered by Cable Operators Have Not Achieved Widespread Market Penetration, and Other Competing Service Providers Exist.

      Our success will depend upon the widespread penetration of broadband services delivered by cable television operators. The markets for these services are growing, but are not fully developed nor exploited. Additionally, these markets may not grow as cable operators have a limited amount of available bandwidth over which they can offer new services, such as high-speed Internet access and telephony. Cable operators may elect not to provide any or all of these new services to their customers or may not aggressively market these services to their customers. If cable operators elect not to deploy such new services or if customers elect not to subscribe to such services, it may affect our ability to sell products to cable operators as their existing equipment may meet their current infrastructure demands. We depend on cable operators to provide new services and maintain their infrastructure in such a manner that allows us to continue to sell products to them.

      Cable operators must also compete with other service providers in the delivery of services to their customers. CLECs, ILECs, satellite TV and broadband service providers are aggressively competing with the cable industry to deliver broadband services via DSL or satellite broadcast technologies. We cannot accurately predict the future growth rate or the ultimate size of the market for broadband services delivered via cable. The success of CLECs, ILECs, satellite TV and other broadband service providers may slow or hamper the continued acceptance of cable operators’ broadband services, which in turn may impact demand for our products by cable operators.

We Need to Develop Additional Distribution Channels to Market and Sell Our Products.

      We presently market our products primarily to cable operators worldwide. To increase worldwide sales of our products, we need to establish new distribution channels.

      We face many challenges in establishing these new distribution channels. These challenges include, among others, the following:

•	the ability to hire additional personnel necessary to establish and enhance these new distribution channels;

•	the extent to which consumer electronics companies enter the cable modem market, as their retail distribution capabilities would provide them with a significant competitive advantage;

•	the ability to find and train channels to effectively market our more complex products, such CMTSs and CherryPickers;

•	the ability to maintain acceptable margins for our low margin products, such as cable modems, when sold through a distributor; and

•	our potential distribution partners are likely to prefer purchasing products from larger, more established manufacturers.

      The vast majority of our sales are to large cable operators. However, we currently have limited access to smaller or geographically diverse cable operators. Although we intend to establish strategic relationships with leading distributors worldwide to access these customers, we may not succeed in establishing these relationships. Even if we do establish these relationships, the distributors may not succeed in marketing our products to their customers. Some of our competitors have already established, long-standing relationships with these cable operators that may limit our and our distributors’ ability to sell our products to those customers. Even if we were to sell our products to those customers, it would likely not be based on long-term commitments, and those customers would be able to terminate their relationships with us at any time without significant penalties.

      In addition, we anticipate that the North American cable modem market may at some point shift to a consumer purchase model. In this occurs, our success will depend on our ability to effectively sell our products in the consumer market. We may not have the capital required or the necessary personnel or expertise to develop these distribution channels. Also, some of our competitors, including Motorola and Thomson Consumer Electronics, have well-established retail distribution capabilities and existing brands with market acceptance that would provide them with a significant competitive advantage.

Reduced Capital Spending by Cable Operators Could Impact Sales of Our Cable Products.

      Our success and future growth will be subject to economic and other factors affecting cable operators, particularly their ability to finance substantial capital expenditures. Capital spending levels in the cable industry in the United States and internationally have fluctuated significantly in the past, and we believe that such fluctuations will occur in the future. We are currently experiencing reduced levels of spending by cable operators. The capital spending patterns of cable operators are dependent on a variety of factors, including the following:

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

      In recent years, the cable market has been characterized by consolidation. We cannot predict the effect, if any, that such consolidation will have on overall capital spending patterns by cable operators. The effect on our business of further industry consolidation also is uncertain.

We May Fail to Accurately Forecast Customer Demand For Our Products.

      The nature of the cable industry makes it difficult for us to accurately forecast demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of products or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We had purchase obligations of approximately $45.5 million as of December 31, 2002, primarily to purchase minimum quantities of materials and components used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate.

We May Have Financial Exposure to Litigation Against Our Directors and Officers.

      We and/or our directors and officers are defendants in a number of lawsuits, including securities litigation lawsuits. As a result, we may have financial exposure to litigation as a defendant and because we are obligated to indemnify our officers and members of our Board of Directors for certain actions taken by our officers and directors on our behalf. In order to limit financial exposure arising from litigation and/or our obligation to indemnify our officers and directors, we have historically purchased directors and officers insurance (D&O Insurance). However, the availability of D&O Insurance is becoming more difficult for companies to attain as a number of insurance underwriters no longer offer D&O Insurance and the remaining insurance underwriters offering D&O Insurance have significantly increased the premiums of such coverage. During 2002, we experienced a significant increase in the cost of our D&O Insurance, and there can be no assurance that D&O Insurance will be available to us in the future or, if D&O Insurance is available, it may be prohibitively expensive.

      Additionally, some insurance underwriters who offered D&O Insurance in the past have been placed into liquidation or may be, at some future point, placed into liquidation. In October 2001, one of the insurance underwriters from which we purchased D&O Insurance, Reliance Insurance Co. (Reliance), was placed into liquidation by the state of Pennsylvania. Reliance was the underwriter for one excess layer of our D&O Insurance for the period covering the claims made against us and our officers in the pending securities litigation. Because Reliance is in liquidation, we will be responsible for the amount insured under the Reliance policy, which is approximately $2.5 million.

We Are Dependent on Key Third-Party Suppliers and Any Failure by Them to Deliver Components Could Limit Our Ability to Satisfy Customer Demand.

      We manufacture all of our products using components or subassemblies procured from third-party suppliers. Some of these components are available from a sole source and others are available from limited sources. A majority of our sales are from products containing one or more components that are available only from sole source suppliers. Additionally, some of our components are custom parts that are produced to our specifications, and it may be difficult to move the manufacturing of such components from one vendor to another vendor.

      Any interruption in the operations of our vendors of sole source or custom product parts could adversely affect our ability to meet our scheduled product deliveries to customers. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships and expose us to potential damages that may arise from our inability to supply our customers with products. Further, a significant increase in the price of one or more of these components could harm our gross margin or operating results.

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

Our Ability to Directly Control Product Delivery Schedules and Product Quality Is Dependent on Third-Party Contract Manufacturers.

      Most of our products are assembled and tested by contract manufacturers using testing equipment that we provide. Currently, our modems are sole sourced from our manufacturer in Thailand. As a result of our dependence on these contract manufacturers for the assembly and testing of our products, we do not directly control product delivery schedules or product quality. Any product shortages or quality assurance problems could increase the costs of manufacturing, assembling or testing our products. In addition, as manufacturing volume increases, we will need to procure and assemble additional testing equipment and provide it to our contract manufacturers. The production and assembly of testing equipment typically requires significant lead times. We could experience significant delays in the shipment of our products if we are unable to provide this testing equipment to our contract manufacturers in a timely manner.

There Are Many Risks Associated with International Operations.

      We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. In fiscal 2002, 2001 and 2000, approximately 68%, 82% and 75%, respectively, of our net revenues were from customers outside of the U.S. International sales are subject to a number of risks, including the following:

•	changes in foreign government regulations and communications standards;

•	export license requirements, tariffs and taxes;

•	trade barriers;

•	difficulty in protecting intellectual property;

•	difficulty in collecting accounts receivable;

•	currency fluctuations

•	difficulty in managing foreign operations; and

•	political and economic instability.

      If our customers are affected by currency devaluations or general economic downturns, such as the economic downturns affecting many Asian, European and Latin American economies, their ability to purchase our products could be reduced significantly. Payment cycles for international customers typically are longer than those for customers in North America. Foreign countries may decide to prohibit, terminate or delay the construction of new cable infrastructures for a variety of reasons. These reasons include environmental issues, economic downturns and availability of favorable pricing for other communications services or the availability and cost of related equipment. Any action like this by foreign countries would reduce the market for our products.

      While we generally invoice our foreign sales in U.S. dollars, we invoice the majority of our sales in Europe in Euros. Since we have also elected to take payment in Euros from our customers in Europe and may elect to take payment in other foreign currencies, we are exposed to losses as the result of foreign currency fluctuations. We currently do not engage in foreign currency hedging transactions. We may choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to those foreign customers could result in decreased sales.

Our Business May Be Affected By Conditions In Israel.

      We have significant operations in Israel. Our operations in Israel consist primarily of research and development, and to a lesser extent sales and manufacturing. Revenues generated by our business in Israel were $8.3 million, $16.5 million and $23.9 million for the twelve months ending December 31, 2002, 2001 and 2000, respectively. Our research and development operations may be significantly affected by conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have continued to escalate over the past year, which could disrupt some of our operations. We could be adversely affected by any major hostilities involving Israel. As a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. A number of our employees based in Israel are currently obligated to perform annual military reserve duty and are subject to being called to active duty at any time under emergency circumstances. We cannot assess the full impact of these requirements and the hostilities on our workforce, business or operations if conditions should change, and we cannot predict the effect of any expansion or reduction of these obligations or the hostilities.

We May Be Unable to Provide Adequate Customer Support.

      Our ability to achieve our planned sales growth and retain current and future customers will depend in part upon the quality of our customer support operations. Our customers generally require significant support and training with respect to our products, particularly in the initial deployment and implementation stages. Spikes in demand of our support services may cause us to be unable to serve our customers. We may not have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis especially during peak periods. Our inability to provide sufficient support to our customers could delay or prevent the successful deployment of our products. In addition, our failure to provide adequate support could harm our reputation and relationships with our customers and could prevent us from selling product to existing customers or gaining new customers.

Our Industry Is Highly Competitive with Many Established Competitors.

      The market for our products is extremely competitive and is characterized by rapid technological change. Our direct competitors include Cisco Systems, ADC, Arris, BigBand Networks, Juniper Networks, Com21, Motorola, Thomson Consumer Electronics (which markets products under the brand name RCA), Scientific-Atlanta and Toshiba. We also compete with companies that develop integrated circuits for broadband products, such as Broadcom, Conexant and Texas Instruments. The principal competitive factors in our market include the following:

•	product performance, features and reliability;

•	price;

•	size and stability of operations;

•	breadth of product line;

•	sales and distribution capabilities;

•	technical support and service;

•	relationships with providers of service providers; and

•	compliance with industry standards.

      Some of these factors are outside of our control. Conditions in the market could change rapidly and significantly as a result of technological advancements. The development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Our competitors may introduce products that are less costly, provide superior performance or achieve greater market acceptance than our products.

      Many of our current and potential competitors have greater financial, technical, marketing, distribution, customer support and other resources, as well as better name recognition and access to customers than we do. The widespread adoption of DOCSIS and other industry standards has and is likely to continue to cause increased price competition. We believe that the adoption of these standards have resulted in and are likely to continue to result in lower ASPs for our products. Any increased price competition or reduction in sales of our products, particularly our higher margin head-end products, has and will continue to result in decreased revenue and downward pressure on our gross margin. These competitive pressures have and are likely to continue to adversely impact our business.

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

Our Business Is Subject to the Risks of Product Returns, Product Liability and Product Defects.

      Products like ours are very complex and can frequently contain undetected errors or failures, especially when first introduced or when new versions are released. Despite testing, errors may occur. The occurrence of errors could result in product returns and other losses to us and/or our customers. This occurrence could result in the loss of or delay in market acceptance of our products. We have limitation of liability provisions in our standard terms and conditions of sale. However, these terms and conditions may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. The sale and support of our products entails the risk of product liability claims. In addition, any failure by our products to properly perform could result in claims against us by our customers. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and management time and resources.

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

      We also believe that companies may be increasingly subject to infringement claims as distressed companies and individuals attempt to generate cash by enforcing their patent portfolio against a wide range of products. We have received a letter from a company claiming that our technology and products infringe on its patents. We have consulted with our patent counsel and are in the process of reviewing the allegations made by such company. There can be no assurance that, if the issue were to be submitted to a court, such court would not find that our products infringe the patents, nor that the company will not continue to allege infringement. If we are found to have infringed such company’s patents, we could be subject to substantial damages and/or an injunction preventing us from conducting our business. Additionally, there can be no assurance that other third parties will not assert infringement claims against us in the future. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

      We have entered into confidentiality and invention assignment agreements with our employees, and we enter into non-disclosure agreements with many of our suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. These contractual arrangements, as well as statutory protections, may not prove sufficient to prevent misappropriation of our trade secrets or technology or deter independent third-party development of similar technologies. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

      CableLabs’ DOCSIS 2.0 specification includes two modulation techniques, S-CDMA and A-TDMA. In connection with the development of the DOCSIS 2.0 specification by CableLabs, we entered into an agreement with CableLabs, on a royalty-free basis, whereby we licensed to CableLabs many of our intellectual property rights to the extent that such rights may be asserted against a party desiring to design, manufacture or sell DOCSIS-based products, including DOCSIS 2.0-based products. This license agreement grants to CableLabs the right to sublicense our intellectual property, including our intellectual property rights in our S-CDMA patents, to manufacturers that compete with us in the marketplace for DOCSIS based products.

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

Our Products Are Subject to Safety Approvals and Certifications.

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

We Are Vulnerable to Earthquakes, Labor Issues and Other Unexpected Events.

      Our corporate headquarters, as well as the majority of our research and development activities and some manufacturing operations are located in California, an area known for seismic activity. In addition, the operations of some of our key suppliers are also located in this area and in other areas known for seismic activity, such as Taiwan. An earthquake, or other significant natural disaster, could result in an interruption in our business or the operations of one or more of our key suppliers. Our business may also be impacted by labor issues related to our operations and/or those of our suppliers, service providers, or customers. Such an interruption could harm our operating results. We may not carry sufficient business interruption insurance to compensate for any losses that we may sustain as a result of any natural disasters or other unexpected events.

Our Indebtedness Could Adversely Affect our Financial Condition; We May Incur Substantially More Debt.

      As of December 31, 2002, we had approximately $65.3 million of indebtedness outstanding. This level of indebtedness may adversely affect our stockholders by:

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

      In addition, the stock markets in general, and the NASDAQ National Market and the stock price for broadband services and technology companies in particular, have experienced extreme price and volume volatility and a significant cumulative decline since the second quarter of 2000. This volatility and decline has affected many companies irrespective of or disproportionately to the operating performance of these companies. Additionally, industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance.

The Current War with Iraq and Threatened Terrorist Attacks May Negatively Impact All Aspects of Our Operations, Revenues, Costs and Stock Price.

      The current war with Iraq and the events of September 11, 2001, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against United States targets, or military or trade disruptions impacting our domestic or foreign suppliers of components required for the manufacturing of our products, may cause delays or losses of customer orders. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economic. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs.

We May Not Be Able to Raise Additional Funds to Continue Operating Our Business.

      Our main source of liquidity continues to be our unrestricted cash on hand. In addition and as a result of our history of operating losses, we expect to continue to use our unrestricted cash to fund operating losses in the future. We believe that our current unrestricted cash on hand should be adequate to fund our working capital needs through 2003. However, if our operating losses are more severe than expected or continue longer than expected, we may find it necessary or desirable to seek other sources of financing to support our capital needs and provide available funds for working capital. Given the current state of the telecommunications industry (including equipment manufacturers that supply product to the telecommunications industry) and the capital markets, there are few available sources of financing. Commercial bank financing may not be available to us on acceptable terms. Accordingly, any plan to raise additional capital, if available to us, would likely involve an equity-based or equity-linked financing, such as the issuance of convertible debt, common stock or preferred stock, which would be dilutive to our stockholders. If we are unable to procure additional working capital, as necessary, we may be unable to continue operations.

Our Restructuring Efforts Could Result in the Erosion of Employee Morale, Legal Actions Against Us and Management Distractions, and Could Impair Our Ability to Respond Rapidly to Growth Opportunities in the Future.

      As a result of the significant economic downturn and the related uncertainties in the technology sector, we have implemented a number of restructuring plans, including the most recent in March 2003, which has resulted in personnel reduction. These reductions could result in an erosion of morale, and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. Additionally, employees directly affected by the reductions may seek future employment with our business partners, customers or competitors. Although all employees are required to sign a proprietary information agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, we may face wrongful termination, discrimination, or other claims from employees affected by the reduction related to their employment and termination. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of such actions. Furthermore, such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, and we may need to take additional restructuring efforts, including additional personnel reduction, in the future.

We May Dispose of Existing Product Lines, Which May Adversely Impact Our Future Results.

      On an ongoing basis, we evaluate our various product offerings in order to determine whether any should be discontinued or, to the extent possible, divested. Moreover, the worldwide downturn in the telecommunications industry led us to reassess our business strategy, which in turn caused us to discontinue investment in certain product lines. For example, we have reduced our investment in the telecom and satellite spaces and discontinued our Internet-over-Satellite product line. We cannot assure you that we correctly forecasted the right product lines to discontinue or that our decision to discontinue various investments and product lines is prudent if market conditions change. In addition, we cannot assure you that the discontinuance of various product lines will reduce our operating expenses. Furthermore, future plans to discontinue existing product lines entail various risks, including the risks that we will not be able to find a buyer for a product line or the purchase price obtained will not be equal to the book value of the assets for the product line.

Products Currently Under Development May Fail to Realize Anticipated Benefits.

      The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life. The pursuit of necessary technological advances and the development of new products require substantial time and expense. For example, we made ten acquisitions during the period between 1999 and 2000. Due to various economic conditions, none of the products from our acquired businesses have achieved the level of market acceptance that was forecasted at the time of their acquisitions. Additionally, certain product groups have not achieved the level of technological development needed to be marketable or to expand the market. As a result, we recorded various impairment charges and wrote-off significant amounts of in-process research and development related to the acquired technologies, both of which negatively impacted our operating results. We cannot assure you that technologies currently under development will achieve feasibility or that even if we are successful, the developed product will be accepted by the market. We may not be able to recover the costs of existing and future product developments and our failure to do so may materially and adversely impact our business, financial condition and results of operations.

We Are Exposed to the Credit Risk of Our Customers and to Credit Exposures in Weakened Markets, Which Could Result in Material Losses.

      Most of our sales are on an “open credit” basis, with payment terms of 30 days typically in the United States, and because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such an open credit arrangement, seek to limit such open credit to amounts we believe the customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced a request for customer financing and facilitation of leasing arrangements, which we have not provided to date and do not expect to provide in the future. We expect demand for enhanced open credit terms, for example, longer payment terms, customer financing and leasing arrangements to continue and believe that such arrangements are a competitive factor in obtaining business. Our decision not to provide these types of financing arrangements may adversely affect our ability to sell product, and therefore, our revenue, operations and business.

      Because of the current slowdown in the global economy, our exposure to credit risks relating to sales on an “open-credit” basis have increased. Although we monitor and attempt to mitigate the associated risk, including monitoring customers located in certain geographic areas, there can be no assurance that our efforts will be effective in reducing credit risk. Additionally, there have been significant insolvencies and bankruptcies among our customers, which have and may continue to cause us to incur economic and financial losses. There can be no assurance that additional losses would not be incurred and that such losses would not be material. Although these losses have generally not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

We Have and We May Seek to Expand Our Business Through Acquisitions; Acquisitions Could Disrupt Our Business Operations and Harm Our Operating Results.

      In order to expand our business, we may make strategic acquisitions of other companies. We plan to continue to evaluate opportunities for strategic acquisitions from time to time, and may make an acquisition at some future point. However, the current volatility in the stock market and the current price of our common stock may adversely affect our ability to make such acquisitions.

      Any acquisition that we make involves substantial risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of an acquired company;

•	diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•	insufficient revenues to offset increased expenses associated with acquisitions; and

•	the potential loss of key employees of the acquired companies.

      Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders’ percentage ownership;

•	assume liabilities;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; or

•	become subject to litigation.

      Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

      We made ten acquisitions during the period between 1999 and 2000. Due to various economic conditions, none of the products from our acquired businesses have achieved the level of market acceptance that was forecasted at the time of their acquisitions. Additionally, certain product groups have not achieved the level of technological development needed to be marketable or to expand the market. We recorded impairment losses of approximately $4.0 million and $572.8 million of intangible assets related to these acquisitions in December 31, 2002 and 2001. As of December 31, 2002, no intangible assets from these acquisitions remain.

We Have Adopted a Stockholder Rights Plan, Which, Together With Provisions in Our Charter Documents and Delaware Law, May Delay or Prevent an Acquisition of Us, Which Could Decrease the Value of Our Stock.

      We adopted a stockholder rights plan pursuant to which we distributed one right for each outstanding share of common stock held by stockholders of record as of February 20, 2001. Because the rights may substantially dilute the stock ownership of a person or group attempting a take-over of us, even if such a change in control is beneficial to our stockholders, without the approval of our board of directors, the plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our board of directors. Additionally, provisions of our Certificate of Incorporation and our Bylaws could make it more difficult for a third party to acquire control of us in a transaction not approved by our Board of Directors, and we have also opted out of the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which could also have the effect of delaying or preventing our acquisition by a third party.

Various Export Licensing Requirements Could Materially and Adversely Affect Our Business or Require Us to Significantly Modify Our Current Business Practices.

      Various government export regulations may apply to the encryption or other features of our products. We may have to make certain filings with the government in order to obtain permission to export certain of our products. In the past, we may have inadvertently failed to file certain export applications and notices, and we may have to make certain filings and request permission to continue exportation of any affected products without interruption while these applications are pending. If we do have to make such filings, we cannot assure you that we will obtain permission to continue exporting the affected products or that we will obtain any required export approvals now or in the future. If we do not receive the required export approvals, we may be unable to ship those products to certain customers located outside of the United States. In addition, we may be subject to fines or other penalties due to the failure to file certain export applications and notices.

Item 7a.     Market Risk Disclosure Information

      Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 50 basis point increase in interest rates would result in an approximate $136,000 decline (less than 1%) in the fair value of our available-for-sale securities.

      Foreign Currency Risk. A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions from Belgium, United Kingdom, Hong Kong, Canada, and Israel. A hypothetical adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $0.5 million. All of the potential changes noted above are based on sensitivity analyses performed on our financial positions at December 31, 2002. Actual results may differ materially. See Note 1 of the Notes to Consolidated Financial Statements.

ITEM 8.     Financial Statements and Supplementary Data

TERAYON COMMUNICATION SYSTEMS, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Terayon Communication Systems, Inc.

      We have audited the accompanying consolidated balance sheets of Terayon Communication Systems, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terayon Communication Systems, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, and effective April 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

/s/ Ernst & Young LLP

San Jose, California

January 24, 2003

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$117,079	$100,274
Short-term investments	89,424	233,614
Accounts receivable, less allowance for doubtful accounts of $3,519 in 2002 and $7,207 in 2001	16,355	48,386
Accounts receivable from related parties	842	4,006
Other current receivables	2,597	7,476
Inventory	8,257	16,658
Other current assets	8,263	13,462

Total current assets	242,817	423,876
Property and equipment, net	17,906	25,279
Intangibles and other assets, net	14,987	17,491

Total assets	$275,710	$466,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,920	$42,821
Accrued payroll and related expenses	6,227	9,441
Deferred revenues	497	4,169
Warranty reserves	8,607	8,368
Accrued restructuring charges	6,754	8,197
Accrued vendor cancellation charges	13,865	17,291
Other accrued liabilities	8,609	14,015
Interest payable and current portion of long-term debt	1,355	3,273
Current portion of capital lease obligations	154	126

Total current liabilities	69,988	107,701
Long-term obligations	3,421	4,267
Long-term portion of capital lease obligations	78	233
Convertible subordinated notes	65,081	174,141
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000
Issued and outstanding shares — none in 2002 and 2001	—	—
Common stock, $0.001 par value:
Authorized shares — 200,000,000
Issued — 73,240,054 in 2002 and 72,071,769 in 2001
Outstanding — 73,084,045 in 2002 and 71,943,930 in 2001	73	73
Additional paid in capital	1,078,144	1,074,203
Accumulated deficit	(937,207)	(892,994)
Deferred compensation	(25)	(458)
Treasury Stock, at cost; 156,009 shares in 2002 and 127,839 shares in 2001	(773)	(768)
Accumulated other comprehensive income (loss)	(3,070)	248

Total stockholders’ equity	137,142	180,304

Total liabilities and stockholders’ equity	$275,710	$466,646

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Revenues:
Product revenues	$120,306	$227,036	$220,228
Related party product revenues	9,097	52,445	119,321

Total revenues	129,403	279,481	339,549
Cost of goods sold:
Cost of product revenues	93,640	229,936	224,787
Cost of related party product revenues	7,309	33,181	64,744

Total cost of goods sold	100,949	263,117	289,531

Gross profit	28,454	16,364	50,018
Operating expenses:
Research and development	58,696	79,927	68,270
Cost of product development assistance agreement	—	—	9,563
In-process research and development	—	—	30,535
Sales and marketing	35,704	55,701	45,261
General and administrative	14,715	31,309	24,809
Goodwill amortization	—	25,410	59,057
Restructuring costs and asset write-offs	8,922	587,149	—

Total operating expenses	118,037	779,496	237,495

Loss from operations	(89,583)	(763,132)	(187,477)
Interest income	6,838	18,132	19,794
Interest expense	(6,174)	(15,224)	(11,265)
Other expense	(4,145)	(2,864)	(1,819)
Gain on early retirement of debt	49,089	185,327	—

Loss before tax (expense) benefit	(43,975)	(577,761)	(180,767)
Income tax (expense) benefit	(238)	13,915	—

Net loss	$(44,213)	$(563,846)	$(180,767)

Basic and diluted net loss per share	$(0.61)	$(8.25)	$(2.95)

Shares used in computing basic and diluted net loss per share	72,803	68,331	61,349

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock		Additional			Stockholders’	Other	Treasury Stock		Total
			Paid-in	Accumulated	Deferred	Notes	Comprehensive			Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Receivable	Income	Shares	Amount	Equity

	(In thousands, except share amounts)
Balance at December 31, 1999	48,870,334	$24	$408,854	$(148,381)	$(1,553)	$(6)	$(283)	—	$—	$258,655
Exercise of option for cash to purchase common stock	1,935,675	3	14,180							14,183
Repurchase of common stock	(34,722)							34,722	(73)	(73)
Cash proceeds from payment on stockholders notes receivable						3				3
Unearned compensation related to stock options			3,497		(3,497)					—
Amortization of unearned compensation related to stock					3,465					3,465
Issuance of warrant to purchase common stock	—		44,143							44,143
Issuance of common stock for Employee Stock Purchase Plan	277,060		2,088							2,088
Issuance of common stock in relation to Stock Split		22	(22)							—
Cashless exercise of warrants	3,687,618	4	(4)							—
Acquisitions:										—
Telegate	4,400,000	4	95,969							95,973
ANE	1,404,552	2	83,475							83,477
Internet Telecom	376,251	1	46,473							46,474
Ultracom	536,766	1	58,637							58,638
ComBox	1,547,770	2	98,782							98,784
MainSail	2,969,062	3	162,556		(4,719)					157,840
Digitrans	762,133	1	15,320							15,321
TrueChat	534,487	1	2,663		(484)					2,180
Purchase price adjustment on 1999 acquisitions			1,353							1,353
Comprehensive income:										—
Increase to unrealized gain on short-term investments							(153)			(153)
Cumulative translation adjustment							1,097			1,097
Net loss				(180,767)						(180,767)

Comprehensive loss										(179,823)

Balance at December 31, 2000	67,266,986	68	1,037,964	(329,148)	(6,788)	(3)	661	34,722	(73)	702,681

							Accumulated
	Common Stock		Additional			Stockholders’	Other	Treasury Stock		Total
			Paid-in	Accumulated	Deferred	Notes	Comprehensive			Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Receivable	Income	Shares	Amount	Equity

	(In thousands, except share amounts)
Balance at December 31, 2000 (brought forward)	67,266,986	68	1,037,964	(329,148)	(6,788)	(3)	661	34,722	(73)	702,681
Exercise of option for cash to purchase common stock	2,507,582	4	12,494							12,498
Repurchase of common stock	(93,117)							93,117	(695)	(695)
Issuance of options			719		(719)					—
Amortization of deferred compensation					5,815					5,815
Adjustments to deferred compensation due to employee terminations			(1,234)		1,234					—
Issuance of restricted common stock for services provided	275,250		1,237							1,237
Issuance of common stock for Employee Stock Purchase Plan	381,428		1,966							1,966
Issuance of warrants to purchase common stock			1,187							1,187
Issuance of common stock for tender offer	141,442		2,001							2,001
Issuance of common stock for retirement of debt	1,464,359	1	17,869							17,870
Cash proceeds from payment on stockholders notes receivable						3				3
Comprehensive income:										—
Increase to unrealized gain on short-term investments							208			208
Cumulative translation adjustment							(621)			(621)
Net loss				(563,846)						(563,846)

Comprehensive loss										(564,259)

Balance at December 31, 2001	71,943,930	73	1,074,203	(892,994)	(458)	—	248	127,839	(768)	180,304

							Accumulated
	Common Stock		Additional			Stockholders’	Other	Treasury Stock		Total
			Paid-in	Accumulated	Deferred	Notes	Comprehensive			Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Receivable	Income	Shares	Amount	Equity

	(In thousands, except share amounts)
Balance at December 31, 2001(brought forward)	71,943,930	73	1,074,203	(892,994)	(458)	—	248	127,839	(768)	180,304
Exercise of option for cash to purchase common stock	422,073		1,721							1,721
Repurchase or return of common stock	(1,068)							28,170	(5)	(5)
Return of escrow shares from Telegate acquisition	(25,077)
Issuance of options to non-employees			38		(38)					—
Amortization of deferred compensation			1		471					472
Issuance of restricted common stock from stock option plan for services provided	205,001		290							290
Acceleration of vesting of employee stock options and stock protection payment			1							1
Issuance of common stock for Employee Stock Purchase Plan	539,186		1,864							1,864
Issuance of warrant to purchase common stock			26							26
Comprehensive income:
Increase to unrealized gain on short-term investments							(519)			(519)
Cumulative translation adjustment							(2,799)			(2,799)
Net loss				(44,213)						(44,213)

Comprehensive loss										(44,531)

Balance at December 31, 2002	73,084,045	$73	$1,078,144	$(937,207)	$(25)	$—	$(3,070)	156,009	$(773)	$137,142

See accompanying notes

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
Operating activities:
Net loss	($44,213)	($563,846)	($180,767)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Settlement of Net Servicos account receivable	1,118	—	—
Depreciation	11,572	15,728	11,284
Write-off and amortization of intangible assets	3,972	619,157	106,305
In-process research and development	—	—	30,535
Amortization related to stock options	476	5,815	3,465
Gain on early retirement of debt	(49,089)	(185,327)	—
Lower of cost or market inventory provision	6,109	—	—
Impairment of investment	4,500	—	—
Write-off of fixed assets	2,987	1,600	—
Compensation expense for issuance of common stock		3,238	—
Value of common and preferred stock warrants issued	26	505	9,563
Changes in operating assets and liabilities:
Accounts receivable	26,211	(5,614)	(28,757)
Accounts receivable from related parties	3,164	13,448	(10,173)
Inventory	4,065	71,109	(82,776)
Other assets	443	16,606	(18,876)
Accounts payable	(18,901)	(81,173)	110,777
Accrued payroll and related expenses	(3,214)	(3,664)	7,167
Deferred revenues	(3,672)	(829)	457
Warranty reserves	239	2,443	3,240
Accrued restructuring charges	(1,443)	8,197	—
Accrued vendor cancellation charges	(3,426)	(1,709)	19,000
Other accrued liabilities	(6,725)	8,000	21,850
Deferred taxes	—	(18,565)	7,567
Current portion of long term debt	—	—	10,853
Interest payable	(1,918)	(7,580)	—

Net cash (used in) provided by operating activities	(67,719)	(102,461)	20,714

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
Investing activities:
Purchases of short-term investments	(288,186)	(402,653)	(376,108)
Proceeds from sales and maturities of short-term investments	434,346	384,689	240,744
Purchases of property and equipment	(7,186)	(9,074)	(38,534)
Purchase of other assets	—	—	(17,969)
Cash paid for acquisition of businesses	—	—	(14,848)

Net cash provided by (used in) investing activities	138,974	(27,038)	(206,715)

Financing activities:
Principal payments on capital leases	(127)	(130)	(12)
Principal payments on debt	—	(16,835)	—
Proceeds from long-term debt	—	—	484,429
Exercise of options and warrant to purchase common stock	1,667	12,498	14,183
Payments on repurchase of common stock	(5)	(695)	(73)
Principal payments on stockholder notes receivable	—	3	3
Repurchase of convertible notes	(57,627)	(113,428)	—
Proceeds from issuance of common stock	2,205	1,966	2,088

Net cash (used in) provided by financing activities	(53,887)	(116,621)	500,618
Effect of exchange rate changes	(563)	(620)	—

Net increase (decrease) in cash and cash equivalents	16,805	(246,741)	314,617
Cash and cash equivalents at beginning of year	100,274	347,015	32,398

Cash and cash equivalents at end of year	$117,079	$100,274	$347,015

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$714	$31	$—
Cash paid for interest	$8,387	$20,810	$365
Supplemental noncash investing and financing activities:
Common shares issued for settlement of convertible debt	$—	$17,900	$—
Acquisition of businesses	$—	$—	$565,228
Deferred compensation relating to common stock issued to non-employees	$38	$684	—
Reduction in deferred compensation due to termination of employees	$—	$1,234	$—
Issuance of warrants in connection with purchase of TrueChat	$—	$682	$—

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

Accounting Change

      Effective the beginning of 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of the beginning of fiscal 2002. See Note 5.

      In April 2002, the Company adopted FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the consolidated financial statements. Accordingly, the Company is now reporting the gain from retirement of Convertible Notes in operating results. As a result of adopting SFAS No. 145, the Company reclassified the $185.3 million previously recorded in 2001 as extraordinary gain as a component of operating results.

Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based on historical experience, input from sources outside of the company, and other relevant facts and circumstances. Actual results could differ from those estimates. Areas that are particularly significant include the Company’s revenue recognition policy, the valuation of its accounts receivable and inventory reserves, the assessment of recoverability and the measurement of impairment of fixed assets, and the recognition of restructuring reserves.

Foreign Currency Translation

      The Company records the effect of foreign currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. For the three years ended December 31, 2002, translation gains and losses were not significant. Realized foreign currency transaction gains and losses are included in results of operations as incurred, and have not been significant to the Company’s operating results in any year presented.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk, Customers, Suppliers, and Products

      The Company operates in two principal operating segments: Cable Broadband Access Systems (Cable) and Telecom Carrier Access Systems (Telecom). The Company sells primarily to customers within the cable and telecommunications industries, including related parties (see Note 12). The Company performs ongoing credit evaluations of its customers and generally requires no collateral. Credit losses have historically been within management’s expectations. The Company maintains a reserve for potentially uncollectible accounts receivable based on an assessment of collectibility. The Company assesses collectibility based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), changes in credit ratings of customers, current events and circumstances regarding the business of the Company’s client’s customers and other factors that the Company believes are relevant. Charges for uncollectible accounts are included as a component of net revenue in the consolidated statement of operations. At December 31, 2002 and 2001, the reserve for potentially uncollectible accounts was $3.5 million and $7.2 million, respectively. A relatively small number of customers account for a significant percentage of the Company’s revenues and accounts receivable. The Company expects the sale of its products to a limited number of customers and resellers to continue to account for a high percentage of revenues. Cross Beam Networks, a subsidiary of Sumitomo, accounted for more than 10% of the Company’s total revenues for the year ended December 31, 2002. Two customers, both related to the Cable segment, accounted for 10% or more of the total revenues (33% and 13%) for the year ended December 31, 2001. Three customers, all of whom related to the Cable segment, accounted for 10% or more of total revenues (17%, 17%, and 11%) for the year ended December 31, 2000.

      The Company relies on single source suppliers of materials and labor for the significant majority of its product inventory. Should the Company’s current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

      The Company places its cash and cash equivalents in a variety of financial institutions and limits the amount of credit exposure through diversification and by investing in only high-grade government and commercial issuers.

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

Revenue Recognition

      The Company sells its products directly to broadband access global service providers, and to a lesser extent, resellers and integrators and recognizes revenue upon shipment to the customer when title is transferred. Revenues related to product sales are recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101): (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. A provision is made for estimated product returns under the warranty terms.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expenses

      Research and development expenses are charged to expense as incurred.

Shipping and Handling Costs

      Costs related to shipping and handling are included in cost of sales for all periods presented.

Advertising Expenses

      The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 2002, 2001 and 2000 were $0.4 million, $2.3 million, and $1.0 million, respectively.

      In December 2001, the Company entered into co-marketing arrangements with Shaw Communications, Inc. (Shaw) and Rogers Communications, Inc. (Rogers), a related party. The Company paid $7.5 million to Shaw and $0.9 million to Rogers, and recorded these amounts as other current assets. In July 2002, the Company began amortizing these prepaid assets and charging them against Cable revenues in accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” Amounts charged against revenues in 2002 totaled approximately $2.8 million. The Company will continue to charge the amortization of these assets against Cable revenues in each of the next four quarters through December 31, 2003, the term of the related arrangement, at the rate of $1.4 million per quarter (see Note 13).

Net Loss Per Share

      Historical basic and diluted net loss per share was computed using the weighted average number of common shares outstanding. Options, warrants, restricted stock, preferred stock, and convertible debt were not included in the computation of historical diluted net loss per share because the effect would be antidilutive.

      Shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share data):

	Years Ended December 31,

	2002	2001	2000

Net loss	$(44,213)	$(563,846)	$(180,767)

Shares used in computing basic and diluted net loss per share	72,803	68,331	61,349

Basic and diluted net loss per share	$(0.61)	$(8.25)	$(2.95)

      Options to purchase 14,635,025, 20,007,686, and 21,489,536 shares of common stock were outstanding at December 31, 2002, 2001 and 2000, respectively, and warrants to purchase 2,425,593, 2,408,300, and 2,072,318 shares of common stock were outstanding at December 31, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per share, since the effect is antidilutive.

Derivative Financial Instruments

      The Company recognizes all derivative financial instruments, such as foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or the intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedging accounting, and if so, whether it qualifies as a fair value

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Changes in fair value of derivatives used as hedges of the net investment in foreign operations are reported in other comprehensive income as part of the cumulative translation adjustment. Changes in fair value of derivatives not qualifying as hedges are reported in income.

      The Company had no derivative financial instruments outstanding as of December 31, 2002, 2001 or 2000.

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

      The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company’s short-term investments, which consist primarily of commercial paper, U.S. government and U.S. government agency obligations and fixed income corporate securities, are classified as available-for-sale and are carried at fair market value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company had no material investments in short-term equity securities at December 31, 2002 or 2001.

      During the third quarter of 2002, the Company received approximately 35.9 million shares of Net Servicos de Comunicacao SA (Net Servicos), a customer, valued at approximately $2.5 million as settlement for all outstanding accounts receivables due from Net Servicos. The shares of Net Servicos are traded on the Sao Paulo Stock Exchange. All revenue and the cost of sales relating to these receivables had been deferred due to extended payment terms offered in the original sales agreements. The Company recorded a loss on the settlement of the Net Servicos receivables of $0.9 million, which was charged to cost of goods sold in the third quarter of 2002.

      The Company liquidated 32.9 million of these shares valued at $2.3 million in the fourth quarter of 2002. The Company recorded revenue and the related cost of sales as the shares were sold and cash was received. The remaining 3.0 million shares are classified as available-for-sale and are included in the consolidated balance sheet as short-term investments of $0.35 million.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

      Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	December 31,

	2002	2001

Finished goods	$5,915	$6,433
Work-in process	769	236
Raw materials	1,573	9,989

	$8,257	$16,658

      Gross inventory levels decreased during fiscal 2002 due to the transition of the Company’s manufacturing functions to contract manufacturers, and as a result, the Company was able to significantly reduce its purchases of raw materials.

      The Company records losses on commitments to purchase inventory in accordance with Statement 10 of Chapter 4 of Accounting Release Bulletin No. 43. The Company’s policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires it to perform a detailed assessment of inventory at each balance sheet date which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, generally six months or less, as well as product lifecycle and product development plans. The estimates of future demand that the Company uses in the valuation of inventory are the basis for the revenue forecast, which is also consistent with its short-term manufacturing plan. Based on this analysis, the Company reduces the cost of inventory that it specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using the Company’s best estimate of future demand at the time, based upon information then available. The Company disposes of excess and obsolete inventories in the normal course of business. See Note 3.

      Cost of goods sold for the year ended December 31, 2002 included a reversal of $15.3 million of special charges taken in 2001 for vendor cancellation charges and inventory considered to be excess and obsolete. The Company was able to reverse the provision in 2002 as it was able to sell inventory originally considered to be excess and obsolete. In addition, the Company was able to negotiate downward certain vendor cancellation claims to terms more favorable to the Company.

      Cost of goods sold for the year ended December 31, 2001 and 2000 included $33.5 million and $19.0 million of special charges for inventory considered to be excess and obsolete. During 2002, the Company recorded a charge to cost of sales of $6.1 million to reduce certain inventories to the lower of cost or market as average selling prices fell below the cost of these products.

Other Current Receivables

      As of December 31, 2002 and 2001, other current receivables is primarily composed of interest, taxes, and non-trade receivables, and included approximately $1.4 million and $5.2 million, respectively, due from contract manufacturers for raw materials purchased from the Company.

Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives, generally three to seven years. Leasehold improvements are amortized using the straight-line

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method over the shorter of the useful lives of the assets or the terms of the leases. The recoverability of the carrying amount of property and equipment is assessed based on estimated future undiscounted cash flows, and if an impairment exists, the charge to operations is measured as the excess of the carrying amount over the fair value of the assets. Based upon this method of assessing recoverability, the Company recorded $1.3 million in asset impairments primarily related to the Company’s restructuring in 2002, and $1.6 million in asset impairments during 2001 related to assets acquired in the purchase of Access Network Electronics Division of Tyco Electronics Corporation (ANE). No asset impairment occurred in 2000.

      Property and equipment are as follows (in thousands):

	December 31,

	2002	2001

Software and computers	$25,531	$25,328
Furniture and equipment	31,092	29,754
Leasehold improvements	5,018	3,573
Automobiles	16	37
Construction in progress	—	4,805

Property and equipment	61,657	63,497
Accumulated depreciation and amortization	(43,751)	(38,218)

Property and equipment, net	$17,906	$25,279

Intangibles

      Intangibles and other assets consisted of (in thousands):

	December 31,

	2002	2001

Intangibles, net	$—	$3,767
Other assets	14,987	13,724

Total intangibles and other assets	$14,987	$17,491

	12/31/2002

		Accumulated
	Gross	Amortization	Net

Amortized intangible assets:
Goodwill	$20,974	$20,974	$—
Assembled workforce	3,072	3,072	—

Total	$24,046	$24,046	$—

	12/31/2001

		Accumulated
	Gross	Amortization	Net

Amortized intangible assets:
Goodwill	$20,769	$(18,251)	$2,518
Assembled workforce	3,072	(1,823)	1,249

Total	$23,841	$(20,074)	$3,767

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. During 2002, $0.2 million was added to goodwill relating to a reclassification of the original purchase price of Digitrans (see Note 14). During 2001, $4.5 million was added to assembled workforce relating to retention payments in conjunction with the acquisition of ANE (see Note 14). During 2002, the Company reclassified $1.3 million of assembled workforce, net of accumulated amortization, with an indefinite life, to goodwill at the date of adoption of SFAS No. 142 see Note 14.

      Other assets primarily consist of obligations supported by letters of credit. See Note 3.

Other Assets

      Included in Other Assets on the consolidated Balance Sheet at December 31, 2002 is restricted cash of approximately $9 million related to the Company’s aircraft lease. See Note 3.

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

      During 2002 and 2001, the Company recorded impairment charges for goodwill, assembled workforce, and other intangible assets, See Note 5.

      The Company determines impairment related to its equity investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, “Accounting for Noncurrent Marketable Equity Securities”, which provide guidance on determining when an investment is other-than-temporarily impaired. Applying this guidance requires judgment. In making this judgment, the Company evaluates, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financing cash flow, available financial information, and the Company’s intent and ability to hold the investment, See Note 6.

Warranty Reserves

      The Company provides a standard warranty for most of its products, generally lasting one to five years from the date of purchase. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Reserve estimates are based on historical experience and expectation of future conditions. See Note 16.

Stock-Based Compensation

      The Company accounts for its employee stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and includes the disclosure-only provisions as required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). The Company provides additional pro forma disclosures as required under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” in Note 10.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Equity instruments granted to consultants are accounted for under the fair value method, in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using the Black-Scholes option pricing model and are recorded in the equity section of the Company’s Consolidated Balance Sheet as deferred compensation. These instruments are subject to periodic revaluations over their vesting terms. The expense is recognized as the instruments vest.

      SFAS No. 148 amends SFAS No. 123 in December 2002 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. For purposes of pro forma disclosures, the estimated fair value of the options granted and ESPP shares to be issued is amortized to expense over their respective vesting periods. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss applicable to common stockholders and net loss per share applicable to common stockholders would have been increased to the pro forma amounts indicated below (in thousands, except per share data) (See Note 9):

	Years Ended December 31,

	2002	2001	2000

Net loss	$(44,213)	$(563,846)	$(180,767)
Stock option plans	(33,747)	(126,721)	(118,909)
Employee stock purchase plan	(1,990)	(2,212)	(990)

Pro forma net loss	$(79,950)	$(692,779)	$(300,666)

Pro forma basic and diluted net loss per share	$(1.10)	$(10.14)	$(4.90)

Accumulated Other Comprehensive Income (Loss)

      Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheets and consolidated statements of stockholder’s equity consists of net unrealized gain on short-term investments and accumulated net foreign currency translation losses.

      The following are the components of comprehensive income (loss) (in thousands):

	Years ended December 31,

	2002	2001

Net loss	$(44,213)	$(563,846)
Cumulative translation adjustments	(2,799)	(621)
Change in unrealized gain (loss) on available-for-sale investments	(519)	208

Total comprehensive loss	$(47,531)	$(564,259)

Reclassification

      Certain amounts reported in previous years have been reclassified to conform to 2002 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

Impact of Recently Issued Accounting Standards

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123” (SFAS No. 148). This statement amends SFAS No. 123,

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will adopt the annual disclosure provisions of SFAS No. 148 in its quarterly financial reports beginning in the first quarter of 2003. As the adoption of this standard involves disclosures only, the Company does not expect a material impact on its results of operations, financial position or liquidity.

      In November 2002, the FASB issued SFAS Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not anticipated to have a material effect on the Company’s financial position, results of operations, or cash flows.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), which requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No. 146 is dependent on the Company’s related activities subsequent to the date of adoption.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the consolidated financial statements. SFAS No. 145 also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to lease-back transactions. The Company adopted the provisions of SFAS No. 145 in the second quarter of 2002. In accordance with its adoption of SFAS No. 145, all prior periods reflect the adoption of SFAS No. 145 in the consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144). SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 were adopted by the Company effective January 1, 2002. In

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with SFAS No. 144, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company recorded impairment losses during the second quarter of 2002 associated with the SFAS No. 144 impairment review as further described in Note 5.

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

      The Company adopted SFAS No. 142 on January 1, 2002. Identifiable intangible assets with indefinite lives were reclassified, as defined by SFAS No. 142, to goodwill at the date of adoption. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. See Note 5.

      The following pro forma information reflects the impact on net income (loss) and net income (loss) per share assuming the adoption of SFAS No. 142 had occurred on January 1, 2000 (in thousands):

	Years ended December 31,

		2001	2000
	2002	(Pro forma)	(Pro forma)

Reported net loss	$(44,213)	$(563,846)	$(180,767)
Amortization of goodwill and intangible assets with indefinite lives	—	53,846	104,015

Pro forma net loss	$(44,213)	$(510,000)	$(76,752)

Basic and diluted net loss per share:
Reported net loss	$(0.61)	$(8.25)	$(2.95)
Adjustment related to amortization of goodwill and intangible assets with indefinite lives	—	0.79	1.70

Pro forma net loss per share	$(0.61)	$(7.46)	$(1.25)

2.     Fair Value of Financial Instruments

      The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. The fair value for the Company’s investments in marketable debt and equity securities is estimated based on quoted market prices.

      The fair value of short-term and long-term capital lease and debt obligations is estimated based on current interest rates available to us for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations, as of each period presented approximate their respective fair values.

      The following estimated fair value amounts have been determined using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	December 31, 2002

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value

	(in thousands)
Short-term investments
Investments maturing in less than 1 year:
Commercial paper	$16,000	$—	$(26)	$15,974
Fixed income corporate securities	12,920	196	—	13,116
Government agency obligations	18,300	260	—	18,560
Corporate equity securities	202	151	—	353

Total	47,422	607	(26)	48,003
Investments maturing in 1-2 years:
Fixed income corporate securities	2,000	145	—	2,145
Government agency obligations	39,000	276	—	39,276

Total	41,000	421	—	41,421

Total	$88,422	$1,028	$(26)	$89,424

	December 31, 2001

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value

	(in thousands)
Short-term investments
Investments maturing in less than 1 year:
Commercial paper	$77,670	$24	$—	$77,694
Fixed income corporate securities	40,194	6	—	40,200
Government agency obligations	7,954	(6)	—	7,948

Total	125,818	24	—	125,842
Investments maturing in 1-2 years:
Fixed income corporate securities	31,276	568	—	31,844
Government agency obligations	75,498	430	—	75,928

Total	106,774	998	—	107,772

Total	$232,592	$1,022	$—	$233,614

      Realized gains and losses were insignificant for each of the years in the three year period ended December 31, 2002.

3.     Commitments

Leases

      The Company leases its facilities and certain equipment under operating leases. The operating lease for the Company’s corporate headquarters expires in 2009. The operating lease for the Company’s Israel

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

headquarters expires in 2005. The Company’s other operating leases expire at various times through 2006. Rent expense was approximately $7.9 million, $7.2 million, and $4.2 million, for the years ended December 31, 2002, 2001, and 2000, respectively. The Company subleases a small portion of its facilities to third parties. The Company’s sublease rental income was approximately $0.4 million, $0.1 million, and $0.2 million for the years ended December 31, 2002, 2001, and 2000.

      The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements included in property and equipment aggregated $0.7 million and $1.2 million at December 31, 2002 and 2001, respectively. Related accumulated amortization was $0.6 million and $0.8 million at December 31, 2002 and 2001, respectively. Amortization expense related to assets under capital leases is included in depreciation expense. The capital leases are secured by the related equipment and the Company is required to maintain liability and property damage insurance.

      In 2002, the Company entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement is secured by a $9.0 million letter of credit at December 31, 2002. The Lease commitment for the aircraft is included in the table below.

      Future minimum lease payments under noncancelable operating leases and capital leases as of December 31, 2002 are as follows (in thousands):

	Operating Leases	Capital Leases

2003	$8,356	$169
2004	7,660	80
2005	6,723	—
2006	4,430	—
2007	3,107	—
Thereafter	5,582	—

Total minimum payments	$35,858	249

Less amount representing interest		17

		232
Less current portion		154

Long term portion		$78

      There are no future minimum sublease payments to be received under noncancelable subleases due to the termination of the lease.

Purchase Obligations and Special Charges

      The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations consist of purchase orders placed with vendors for goods and services and require the Company to purchase minimum quantities of the suppliers’ products at a specified price. As of December 31, 2002, $45.5 million of purchase obligations are outstanding. As a result of declines in forecast, the Company has canceled certain purchase orders with its contract manufacturers that had existing inventory on hand or on order in anticipation of the Company’s earlier forecasts. Consequently, the Company accrued for vendor cancellation charges representing management’s estimate of the Company’s exposure to vendors for its inventory commitments. At December 31, 2002, accrued vendor cancellation charges were $13.9 million and are included on the Consolidated Balance Sheet as accrued vendor

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cancellation charges, and the remaining $31.6 is attributable to open purchase orders. The remaining obligations are expected to become payable at various times throughout 2003.

Letters of Credit

      As of December 31, 2002 the Company had $10.4 million in unused outstanding letters of credit primarily required to support operating leases, which expire at various date through 2009.

Royalties

      The Company has purchased, through its acquisition of Radwiz Ltd. (Radwiz), certain technology that was developed by Radwiz and a former sister company utilizing funding provided by the Israeli Chief Scientist of the Ministry of Industry and Trade (OCS). The purchase of the technology was approved by the OCS. As a condition for this approval, the Company has committed to pay royalties to the Government of Israel on proceeds from sales of products based on this technology. Royalty rates are 3%-5%. Royalties are payable from the commencement of sales of products based on the technology until the cumulative amount of the royalties paid and accrued by the Company equals 100% of the funding received from the OCS.

      Additionally, the Company has various royalty arrangements, which require it to pay nominal amounts to various suppliers for usage of licensed property primarily related to DOCSIS modems.

      The Company’s total accrued obligation for royalties, at December 31, 2002, was $0.6 million.

Guarantees

      The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third party claims. These obligations primarily relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

      The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheets as of December 31, 2002.

4.     Accrued Severance Pay

      Several of the Company’s subsidiaries are subject to Israeli law and labor agreements, under which they are required to make severance payments to dismissed employees and employees leaving its employment in certain other circumstances. The subsidiaries’ severance pay liability to its employees, which is calculated on the basis of the salary of each employee for the last month of the reported year multiplied by the years of such employee’s employment is included in the Company’s consolidated balance sheet on the accrual basis, and is partially funded by a purchase of insurance policies in the subsidiaries’ name. At December 31, 2002, $1.6 million for accrued severance pay was included in other long-term obligations. In accordance with EITF No. 88-1, “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan,” the Company included $1.1 million relating to the amounts funded by the purchase of insurance policies for the Israeli severance liability in its consolidated balance sheets as other assets at December 31, 2002.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Restructuring Charges and Asset Write-offs

Restructuring

      During the third quarter of 2002, the Company’s Board of Directors approved a restructuring plan to conform the expense and revenue levels and to better position the Company for future growth and eventual profitability. The Company incurred restructuring charges in the amount of $3.6 million of which $2.3 million related to employee termination costs and the remaining $1.3 million related to costs for excess leased facilities. At December 31, 2002, restructuring charges of $1.5 million remain accrued. As of December 31, 2002, the employment of 147 employees has been terminated and the Company paid $2.1 million in termination costs. The remaining employee severance costs related to an additional 6 employees will be substantially paid in 2003. The Company anticipates the remaining restructuring accrual, primarily relating to excess leased facilities, included in the lease commitment table in Note 3, will be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

      The Company reclassified $0.1 million, which had originally been accrued for as employee termination costs to accrued excess lease facility costs due to a revision in estimate.

      A summary of the 2002 accrued restructuring charges is as follows (in millions):

		Excess Leased
		Facilities and
	Involuntary	Cancelled
	Terminations	Contracts	Total

Total Charge	$2.3	$1.3	$3.6
Cash Payments	(2.1)	—	(2.1)
Reclassification	(0.1)	0.1	—

Balance at December 31, 2002	$0.1	$1.4	$1.5

      During 2001, the Company’s Board of Directors approved a restructuring plan to streamline the Company’s organizational structure worldwide. The Company incurred restructuring charges in the amount of $12.7 million in fiscal year 2001 of which $8.2 million remained accrued at December 31, 2001. Of the total restructuring charges recorded during fiscal year 2001, $3.2 million related to employee termination costs covering 293 technical, production and administrative employees. As of December 31, 2002, the Company had paid approximately $2.0 million in termination costs. At December 31, 2002, restructuring charges of $5.3 million remain accrued, primarily related to excess facility costs and employee terminations. The Company anticipates utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

      In 2002, the Company reclassified $1.1 million, which had originally been accrued for as employee termination costs to accrued excess lease facility costs due to a revision in estimate.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the costs and activities during 2002, related to the 2001 restructuring (in millions):

		Excess Leased
		Facilities and
	Involuntary	Cancelled
	Terminations	Contracts	Total

Balance at December 31, 2000	$—	$—	$—
Additions	3.2	9.5	12.7
Cash Payments	(2.0)	(2.5)	(4.5)

Balance at December 31, 2001	1.2	7.0	8.2
Cash Payments	(0.1)	(2.8)	(2.9)
Reclassification	(1.1)	1.1	—

Balance at December 31, 2002	$—	$5.3	$5.3

Asset Write-offs

      As a result of restructuring activities in 2002 and 2001, and a rapid decline in demand for ANE products, certain property and equipment was determined to have no remaining useful life. Accordingly, the assets were written down to fair value, which was deemed to be zero.

      During 2002, $1.3 million of fixed assets became impaired and were written-off. The impaired fixed assets represent the net book value of idle manufacturing equipment, leasehold, and office equipment. During 2001, $1.6 million related to fixed assets acquired from ANE were determined to have no remaining useful life and were written-off.

      In March 2001, the Company evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of goodwill recorded on its consolidated balance sheet. Pursuant to accounting rules, the majority of the goodwill was recorded based on stock prices at the time acquisition agreements were executed and announced. Goodwill and other long-lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is based on the fair value of the assets, typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on the Company’s weighted average cost of capital, which represents the blended costs of debt and equity.

      From September 1999 through December 2000, the Company acquired ten companies. The intended result of these acquisitions was to offer customers and potential customers a robust family of product offerings that integrated many of the acquired technologies. In order to achieve the expected integration of the products and realize the synergies of combined infrastructures, the technologies needed to be further developed, and the products needed to obtain market acceptance.

      None of the products from these acquired businesses achieved the level of market acceptance that was forecasted at the time of such acquisitions. Additionally, certain product groups have not achieved the level of technological development needed to be salable or to expand the market. This resulted in significantly lower than expected revenues. Additionally, the general economic slowdown, and the high technology slowdown in particular, had a significant impact on the Company’s operating results, just as it had also impacted the results of similar companies in its sector. Prior to the fourth quarter of 2000, the Company had experienced significant quarter-over-quarter growth and consistently met the market’s expectations.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s stock price dramatically declined in the fourth quarter of 2000 with the decline in expected operating results for the quarter. The principal reason for the decline in operating results was a slowdown in orders for traditional cable products.

      Downturns in the broadband services and telecommunications markets created unique circumstances with regard to the assessment of goodwill and other intangible assets for recoverability. As a result of the Company’s decision to suspend certain product lines and product development efforts during the first quarter of 2001, intangible assets totaling $163.1 million, related to certain acquisitions were deemed to be impaired with no future value, were written-off and included in asset write-offs in the Company’s consolidated statements of operations in 2001. Further, the aforementioned downturns in the principal markets in which the Company continues to operate, have negatively impacted the forecasted revenues and cash flows from certain other companies acquired during fiscal 1999 and 2000. In accordance with the Company’s policy, the comparison of the discounted expected future cash flows to the carrying amount of the related intangible assets resulted in a write-down of these assets related to both the Cable and Telecom segments of $409.7 million in the first nine months of 2001. This amount was included in asset write-offs in the Company’s consolidated statements of operations in 2001.

      The Company adopted SFAS No. 142 on January 1, 2002. The Company reclassified $1.3 million of assembled workforce, net of accumulated amortization, with an indefinite life, to goodwill at the date of adoption. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step was completed during the second quarter of 2002. The company completed the initial goodwill impairment review as of the beginning of 2002, and found no impairment. Due to a difficult economic environment and heightened price competition in the modem and telecom businesses during the three months ended June 30, 2002, the Company experienced a significant drop in its market capitalization, and therefore proceeded to perform an interim test to measure goodwill and intangible assets for impairment at June 30, 2002. Based on the Company’s forecast, the estimated undiscounted future cash flows from the use of the goodwill would be less than its carrying amount. The Company determined that the outcome of this test reflected that the fair value of the goodwill was zero. This resulted in a non-cash charge of $4.0 million to write off the remaining goodwill of which $3.0 million is related to the Cable segment and $1.0 million is related to the Telecom segment. Subsequent to this write-off, the Company has no intangible assets, which are deemed to have indefinite useful lives.

      The Company assigned goodwill to its reporting entities based on the nature of the underlying business acquired. The acquisitions made by the Company in 1999 and 2000 were designated to one of the Company’s two reportable segments at the time of the acquisition.

      During 2001, the Company recorded a deferred tax asset of approximately $4.0 million and corresponding reduction of goodwill, for the tax benefit of foreign net operating loss carryforwards relating to a previous acquisition. Due to the impairment write-off, the deferred tax asset, and remaining net deferred tax liability were also written-off.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company did not write-off any intangible assets in 2000. The following table describes the intangible assets written off during 2001:

		Developed		Customer	Customer	Assembled
	Goodwill	Technology	Trademark	Relations	Base	Workforce	Total

	(in thousands)
Cable Segment:
Ultracom	$46.2	$0.9	$—	$—	$—	$0.3	$47.4
ComBox	65.3	10.0	—	—	—	0.2	75.5
Imedia	47.2	20.0	2.9	—	—	0.3	70.4
Digitrans	8.2	0.5	—	—	—	0.3	9.0
Telegate	52.8	17.0	—	20.2	—	0.8	90.8
Internet Telecom	39.1	5.0	—	—	—	0.1	44.2
TrueChat	—	—	—	—	—	—	—

Total Cable Segment	$258.8	$53.4	$2.9	$20.2	$0.0	$2.0	$337.3
Telecom Segment:
MainSail	97.0	44.1	—	—	—	0.6	141.7
ANE	33.5	10.3	0.5	—	2.0	4.5	50.8
Radwiz	18.7	23.1	0.9	—	—	0.3	43.0

Total Telecom Segment	$149.2	$77.5	$1.4	$0.0	$2.0	$5.4	$235.5

Total Cable and Telecom	$408.0	$130.9	$4.3	$20.2	$2.0	$7.4	$572.8

      The following table describes the intangible assets written off during 2002:

		Developed		Customer	Customer	Assembled
	Goodwill	Technology	Trademark	Relations	Base	Workforce	Total

	(in thousands)
Cable Segment:
Ultracom	$—	$—	$—	$—	$—	$0.1	$0.1
ComBox	—	—	—	—	—	0.1	0.1
Digitrans	0.2	—	—	—	—	—	0.2
Internet Telecom	—	—	—	—	—	0.1	0.1
TrueChat	2.5	—	—	—	—	—	2.5

Total Cable Segment	$2.7	$—	$—	$—	$—	$0.3	$3.0
Telecom Segment:
MainSail	—	—	—	—	—	0.5	0.5
ANE	—	—	—	—	—	0.5	0.5

Total Telecom Segment	$—	$—	$—	$—	$—	$1.0	$1.0

Total Cable and Telecom	$2.7	$—	$—	$—	$—	$1.3	$4.0

6.     Impairment of Long-Term Investment

      The Company’s long-lived assets include long-term equity investments. During 2002, the Company determined that one such equity investment in a privately-held company was impaired and recorded an impairment charge of $4.5 million. In 2002, the investee’s forecasts were not met and market conditions significantly deteriorated. The Company’s estimate of the fair value of the long-term investment was dependent on the performance of the investment, as well as the volatility inherent in the external markets for this investment.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Convertible Subordinated Notes

      In July 2000, the Company issued $500 million of 5% Convertible Subordinated Notes due in August 2007 (Convertible Notes) resulting in net proceeds to the Company of approximately $484.4 million. The Convertible Notes are the Company’s general unsecured obligation and are subordinated in right of payment to all existing and future senior indebtedness and to all of the liabilities of the Company’s subsidiaries. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. The Company may redeem some or all of the Convertible Notes at any time on or after October 24, 2000 and before August 7, 2003 at a redemption price of $1,000 per $1,000 principal amount of the Convertible Notes, plus accrued and unpaid interest, if any, if the closing price of the Company’s stock exceeds 150% of the conversion price, or $126.01 for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice. The Company will also make an additional payment of $193.55 per $1,000 principal amount of Convertible Notes, less the amount of any interest actually paid on the Convertible Notes before the date of redemption. The Company may redeem the Convertible Notes at any time on or after August 7, 2003 at specified prices plus accrued and unpaid interest. Interest is payable semi-annually. Debt issuance costs related to the Convertible Notes were approximately $15.6 million and are amortized over seven years. At December 31, 2002 amortization of debt issuance costs totaled $14.2 million.

      In 2001, the Company repurchased approximately $325.9 million of Convertible Notes for $113.4 million in cash and $17.9 million in stock, resulting in a gain of approximately $185.3 million, net of related unamortized issuance costs of $9.3 million. In 2002, the Company repurchased approximately $109.1 million of Convertible Notes for $57.6 million in cash, resulting in a gain of approximately $49.1 million, net of related unamortized issuance costs of $2.4 million.

      In April 2002, the Company adopted SFAS No. 145 and determined that the extinguishment of its debt did not meet the criteria of an extraordinary item as set forth in SFAS No. 145. Accordingly, the Company is now reporting the gain from retirement of Convertible Notes in operating results. As a result of adopting SFAS No. 145, the Company reclassified the $185.3 million previously recorded in 2001 as extraordinary gain as a component of operating results.

      Approximately $65.1 million of Convertible Notes were outstanding at December 31, 2002.

8.     Contingencies

Litigation

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

      On September 21, 2000, the lead plaintiffs filed a consolidated class action complaint containing factual allegations nearly identical to those in the original lawsuits. The consolidated class action complaint, however, alleged claims on behalf of a class whose members purchased or otherwise acquired the Company’s securities between November 15, 1999 and April 11, 2000. On October 30, 2000, defendants moved to dismiss the consolidated class action complaint. On March 14, 2001, after defendants’ motion had been fully briefed and

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

argued, the court issued an order granting in part defendants’ motion and giving plaintiffs leave to file an amended complaint. On April 13, 2001, plaintiffs filed their first amended consolidated class action complaint. On June 15, 2001, defendants moved to dismiss this new complaint and oral argument on the motion occurred on December 17, 2001. On March 29, 2002, the court denied the defendants’ motion to dismiss. The parties are now in the discovery process. In addition, the court has certified the plaintiffs’ proposed class and scheduled trial to begin on November 4, 2003.

      The lawsuit seeks an unspecified amount of damages, in addition to other forms of relief. The Company considers the lawsuits to be without merit and intends to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

      On October 16, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the California Superior Court, San Luis Obispo County. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc. (Bertram). The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of “all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants’ activity, and as the Court shall determine is not inconsistent with the exercise of the Court’s jurisdiction.” Plaintiffs seek equitable and injunctive relief. Defendants removed the Bertram case to the United States District Court, Central District of California and, on January 19, 2001, filed a motion to dismiss the complaint. A hearing on defendants’ motion was held March 26, 2001 and the court granted Defendants’ motion to dismiss the action and denied Plaintiffs’ motion requesting remand. On April 5, 2001, Defendants moved for an order requiring further proceedings, if any to take place in the Northern District of California. Plaintiffs did not oppose this motion and eventually entered into a stipulation to go forward in the Northern District. On July 9, 2001, a status conference was held in this case before Judge Patel. Plaintiffs did not appear for the conference, and the court requested that defendants submit an order dismissing the Bertram action with prejudice, which the defendants have submitted to the court. On August 7, 2002, the court held another conference at which it entered an order dismissing the Bertram case. The court’s order permits the individual plaintiffs in the Bertram case to pursue any claims that they may have as members of the purported class in the related, consolidated class action discussed above. Plaintiffs have appealed this order, and the Court of Appeals has set a briefing schedule for the appeal.

      The Company believes that the allegations in the Bertram case, as with the allegations in the federal securities case, are without merit and intends to contest the matter vigorously.

      On May 7, 2002, a shareholder filed a derivative lawsuit purportedly on behalf of the Company against five of its current directors, two former directors and two former officers. This lawsuit is titled Campbell vs. Rakib, et al., and is pending in the California Superior Court, Santa Clara County. The Company is a nominal defendant in this lawsuit, which alleges claims relating to essentially the same purportedly misleading statements that are at issue in the pending securities class action. In that litigation, the Company disputes making any misleading statements. The derivative complaint also alleges claims relating to stock sales by certain of the director and officer defendants.

      On July 12, 2002, a shareholder filed a derivative lawsuit purportedly on behalf of the Company against three of its current directors, one former officer and three former investors. This lawsuit is titled O’Brien vs. Rakib, et al., and is pending in the California Superior Court, San Francisco County. The Company is a nominal defendant in this lawsuit, which alleges claims relating to essentially the same purportedly misleading statements that are at issue in the pending securities class action. In that litigation, the Company disputes making any misleading statements. The derivative complaint also alleges claims relating to stock sales by

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain of the director and officer defendants. The plaintiff in the O’Brien case has dismissed the investor defendants without prejudice.

      Since the Campbell and O’Brien cases were filed, the parties have taken steps to have these cases consolidated in the California Superior Court, County of Santa Clara. On October 4, 2002, the California Superior Court, County of San Francisco entered an order providing for the transfer of the O’Brien case. On October 29, 2002, plaintiff in the O’Brien case submitted certain materials to the California Superior Court, County of Santa Clara to effectuate that transfer, which is now complete. The O’Brien case is now consolidated with the Campbell case.

      The Company believes that there are many defects in the Campbell and O’Brien derivative complaints.

      On January 19, 2003, Omniband Group Limited, a Russian company, (Omniband) filed a request for arbitration with the Zurich Chamber of Commerce, claiming damages in an amount of $2,094,970 allegedly caused by the Company’s breach of an agreement to sell to Omniband certain equipment pursuant to an agreement between Omniband and Radwiz Ltd., the Company’s subsidiary, dated February 22, 2000. On February 10, 2003,the President of the Zurich Chamber of Commerce appointed the Chairman of a three member panel to preside over the arbitration proceedings. The Company believes that the allegations are without merit and intends to present a vigorous defense in the arbitration proceedings.

      On September 3, 2002, Uniscor Ltd. (an Israeli company under voluntary liquidation) and Flextronics (Israel) Ltd., an Israeli company, (Flextronics)filed a claim with the Tel Aviv District Court in Israel against the Company and Radwiz, the Company’s subsidiary, alleging that damages of NIS 25,000,000 (approximately) $5 million US dollars) were caused to them by the Company’s alleged failure to comply with its contractual obligations to accept and pay for components manufactured by Flextronics in the first quarter of 2001 pursuant to projections it had received from Radwiz. The Company filed a statement of defense denying the allegations, after which the parties accepted the Court’s recommendation to transfer the case to non-binding mediation.

      The Company is currently a party to various other legal proceedings, in addition to those noted above, and may become involved from time to time in other legal proceedings in the future. While the Company currently believes that the ultimate outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in any of the Company’s legal proceedings, there exists the possibility of a material adverse impact on the Company’s results of operations for the period in which the ruling occurs. The estimate of the potential impact on the Company’s financial position or overall results of operations for any of the above legal proceedings could change in the future.

9.     Stockholders’ Equity

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

      In November 2001, the Company’s Board of Directors approved a tender offer, which permitted employees and members of the Board of Directors the ability to exchange all unvested options granted with an

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise price per share equal to or greater than $9.00 for a common stock award. On December 6, 2001, 9,480,629 outstanding options were exchanged for 141,442 shares of common stock. The value of the common stock issued was $2.0 million, using the closing price of the Company’s common stock on the date of issuance of $14.15 per share, and was recorded as compensation expense in 2001.

Common Stock Warrants

      In conjunction with a 1998 preferred stock financing, the Company issued Shaw a warrant (Anti-Dilution Warrant) to purchase an indeterminate number of shares of common stock. The Anti-Dilution Warrant is exercisable at the option of Shaw during the period that Shaw owns equity in the Company and in the event the Company issues new equity securities at below the current market price defined in the Anti-Dilution Warrant. The aggregate exercise price is $0.50. The Company issued certain equity securities that, as of December 31, 2002 and 2001, required the Company to issue an additional 17,293 and 35,982 warrants to purchase shares of common stock, respectively, pursuant to the Anti-Dilution Warrant. During the year ended December 31, 2000 no equity securities were issued that resulted in the increase in the number of shares issuable pursuant to the Anti-Dilution Warrant. The Company recorded expenses of approximately $26,000 and $0.2 million relating to the issuance of warrants pursuant to the Anti-Dilution Warrant, in 2002 and 2001, respectively, and none in 2000. The expense is calculated by multiplying the annualized fair market value of the Company’s stock by the share dilution attributable to the Anti-Dilution Warrant. As of December 31, 2002, the Anti-Dilution Warrant was exercisable for an aggregate of 125,593 shares of the Company’s common stock.

      On March 18, 1999, the Company entered into a one-year Product Development Assistance Agreement (Development Agreement) with Rogers. Under the terms of the Development Agreement, Rogers agreed to provide the Company assistance with the characterization and testing of the Company’s subscriber-end and head-end voice over cable equipment. In addition, Rogers agreed to provide the Company technology to assist the Company in connection with its efforts to develop high quality, field proven technology solutions that are DOCSIS (1.0, 1.1 and 1.2)-compliant and packet cable-compliant. In consideration of Rogers entering into the Development Agreement, the Company issued Rogers two fully vested and non-forfeitable warrants, each to purchase 2,000,000 shares of common stock. One warrant has an exercise price of $0.50 per share and one warrant has an exercise price of $18.50 per share. The warrants were exercisable in full or in part through March 31, 2000. The fair value of the two warrants was approximately $45.0 million using the Black Scholes model, and resulted in a noncash charge included in operations over the term of the Development Agreement. As a result of the Development Agreement, the Company’s results of operations for the years ended December 31, 2000 include noncash charges of $9.6 million. In February 2000, Rogers exercised the warrants on a cashless basis, resulting in the issuance of 3,687,618 shares of the Company’s common stock and no proceeds to the Company. As of December 31, 2002, no further shares of the Company’s stock were exercisable under this warrant.

      In October 1999, a customer of the Company entered into an agreement with Telegate Ltd., an Israeli company (Telegate), which was negotiating with the Company to be acquired by the Company, whereby the customer committed to an investment in Telegate in connection with the acquisition of all the outstanding shares of Telegate by the Company. The Customer committed to provide this investment in the event that the acquisition of Telegate by the Company did not close. In January 2000, the Company issued the customer a warrant to purchase 2,000,000 shares of the Company’s common stock at a price of $30.75 per share; the closing price of the Company’s common stock on the date the warrant was issued. The warrant is fully vested, non-forfeitable, and immediately exercisable and has a term of three years. The fair value of the warrant, determined as approximately $34.6 million using the Black Scholes model, was included in the Telegate purchase price and was associated with the value of the customer relationship. The value of the warrant resulted in a non-cash charge to cost of goods sold to be amortized over the three- year term of the warrant. In the first quarter of 2001, the Company wrote-off the intangible assets relating to the purchase of Telegate (see

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5). For the year ended December 2002, the Company incurred no amortization expense related to the warrant. For the years ended December 31, 2001 and 2000, the Company incurred approximately $2.9 million and $11.5 million in amortization expense related to the warrant, respectively. As of December 31, 2002, the Telegate warrant was exercisable for an aggregate of 2,000,000 shares of the Company’s common stock. The Telegate warrant expired in January 2003.

      In February 2001, the Company issued a warrant to purchase 200,000 shares of the Company’s common stock at a price of $5.4375 per share, the closing price of the Company’s common stock on the date the warrant was issued, in connection with the December 2000 acquisition of TrueChat, Inc. (TrueChat) Under terms of the warrant 100,000 shares are vested and exercisable immediately and the remaining 100,000 shares vest and become exercisable at the rate of 1/24th per month, beginning January 31, 2001. The fair value of the warrant of approximately $0.7 million was calculated using the Black-Scholes method and was recorded as additional consideration relating to the purchase of TrueChat. As of December 31, 2002, the TrueChat warrant was exercisable for an aggregate of 200,000 shares of the Company’s common stock.

      In June 2001, the Company issued a fully vested, immediately exercisable, warrant to purchase 100,000 shares of the Company’s common stock at a price of $5.98 per share to Philips Semiconductors Inc. (Philips) in consideration for the continuation of their strategic relationship with the Company. The fair value of the warrant, calculated using the Black Scholes method of approximately $0.3 million was recorded as cost of goods sold during 2001. As of December 31, 2002, the Philips warrant was exercisable for an aggregate of 100,000 shares of the Company’s common stock.

Stockholder Rights Plan

      In February 2001, the Company’s Board of Directors approved the adoption of a Stockholder Rights Plan under which all stockholders of record as of February 20, 2001 received rights to purchase shares of a new series of preferred stock. The rights were distributed as a non-taxable dividend and will expire in ten years from the record date. The rights will be exercisable only if a person or group acquires 15 percent or more of the Company’s common stock or announces a tender offer for 15 percent or more of the Company’s common stock. If a person or group acquires 15 percent or more of the Company’s common stock, all rights holders except the buyer will be entitled to acquire the Company’s common stock at a discount. The Board may terminate the Rights Plan at any time or redeem the rights prior to the time a person or group acquires more than 15 percent of the Company’s common stock.

Common Stock Reserved

      Common stock reserved for issuance is as follows:

December 31,
2002

Common stock options	43,547,831
Common stock warrants	2,425,593
Employee stock purchase plan	3,000,000

48,973,424

Stock Option and Stock Purchase Plans

      In March 1995, the Company’s Board of Directors approved a stock option plan (1995 Plan) that authorized shares for future issuance to be granted as options to purchase shares of the Company’s common stock. As of December 31, 2002 a total of 4,229,494 shares have been authorized for issuance related to the 1995 Plan.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 1997, the Company’s Board of Directors approved an equity incentive plan (1997 Plan) that authorized 1,600,000 shares for future issuance to be granted as options to purchase shares of the Company’s common stock. In June 1998, the Company’s Board of Directors authorized the adoption of the amended 1997 Plan, increasing the aggregate number of shares authorized for issuance under the 1997 Plan to 6,600,000 shares (5,000,000 additional shares). The amendment also provided for an increase to the authorized shares each year on January 1, starting with January 1, 1999, if the number of shares reserved for future issuance was less than five percent (5%) of the Company’s outstanding common stock, then the authorized shares would be increased to a balance equal to 5% of the common stock outstanding. There were no increases to the 1997 Plan in 1998 or 1999. On January 1, 2000, 2,384,528 shares were added to the 1997 Plan for a total of 8,984,528 shares.

      The 1997 Plan was amended on June 13, 2000 to increase the shares authorized for issuance by 3,770,000 additional shares and to provide for an increase in the number of shares of common stock beginning January 1, 2000 through January 1, 2007, by the lesser of five percent (5%) of the common stock outstanding on such January 1 or 3,000,000 shares. As of December 31, 2002, a total of 18,754,528 shares have been authorized for issuance related to the 1997 Plan.

      In June 1998, the Company’s Board of Directors authorized the adoption of the 1998 Non-Employee Directors’ Stock Option Plan (1998 Plan), pursuant to which 400,000 shares of the Company’s common stock have been reserved for future issuance to non-employee directors of the Company. In 2002, the Company’s Board of Directors amended the 1998 Plan to increase the shares authorized for issuance by 400,000 additional shares. As of December 31, 2002, a total of 800,000 shares have been authorized for issuance related to the 1998 Plan.

      In September 1999, the Company’s Board of Directors authorized the adoption of the 1999 Non-Officers Equity Incentive Plan (1999 Plan), pursuant to which 6,000,000 shares of the Company’s common stock have been reserved for future issuance to non-officer employees of the Company. In 2000, the Company’s Board of Directors amended the 1999 Plan to increase the number of authorized shares to 18,500,000. In 2001, the Company’s Board of Directors amended the 1999 Plan to increase the number of authorized shares by 10,000,000. As of December 31, 2002, a total of 28,500,000 shares have been authorized for issuance related to the 1999 Plan.

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

      The 1998 Plan provides for non-discretionary nonqualified stock options to be issued to non-employee directors of the Company automatically as of the effective date of their election to the Board of Directors and annually following each annual stockholder meeting. Prices for nonqualified options may not be less than 100% of the fair market value of the common stock at the date of grant. Options generally vest and become exercisable over a period not to exceed three years from the date of grant. Unexercised options expire ten years after the date of grant.

      The 1999 Plan provides for nonqualified stock options to be issued to non-officer employees and consultants of the Company. Prices for nonqualified stock options may not be less than 85% of the fair market value of the common stock at the date of the grant. Options generally vest and become exercisable over a period not to exceed five years from the date of grant. Unexercised options expire ten years after date of grant.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the years ended December 31, 2002, 2001 and 2000, the Company recorded aggregate deferred compensation of approximately $38,000, $35,000 and $3.5 million, respectively, representing the difference between the grant price and the deemed fair value of the Company’s common stock options granted during the period. The amortization of deferred compensation is being charged to operations and is being amortized over the vesting period of the options, which is typically five years. In each subsequent reporting period (through the vesting period) the remaining deferred compensation will be remeasured. For the years ended December 31, 2002, 2001, and 2000, the amortization expense was approximately $0.5 million, $0.5 million, and $0.6 million, respectively.

      In June 2001, the Company issued 160,000 shares of the Company’s common stock to members of its Board of Advisors and recorded $0.6 million in related compensation expense. The compensation expense was calculated using the closing price of the Company’s common stock on the date the stock was issued at $3.72 per share.

      During 2001, the Company issued 115,250 shares of common stock to its employees, and recorded $0.6 million in related compensation expense. The compensation expense was calculated using the closing price of the Company’s common stock on the date the stock was issued at $5.57 per share.

      During 2002, the Company issued 20,000 nonqualified stock options of common stock to a member of its Board of Advisors and recorded $38,000 in related compensation expense. The compensation expense was calculated using the closing price of the Company’s common stock on the date the stock was issued of $1.95 per share.

      During 2002, the Company issued 200,000 shares of common stock to a consultant and recorded $290,000 in related compensation expense. The compensation expense was calculated using the closing price of the Company’s common stock on the date the stock was issued of $1.45 per share.

      The following is a summary of additional information with respect to the 1995 Stock Option Plan, the 1997 Equity Incentive Plan, the 1998 Non-Employee Directors’ Stock Option Plan, the 1999 Non-Officer Equity Incentive Plan, outstanding options assumed by the Company in conjunction with its business acquisitions of (see Note 14) and option grants made outside the Plans (if any):

		Options Outstanding

			Weighted-
	Options		Average
	Available	Number of	Exercise
	for Grant	Shares	Price

Balance at December 31, 1999	3,269,627	10,342,338	$16.78
Options authorized	18,654,528	—	—
Options granted	(15,937,301)	15,937,301	$51.14
Options exercised	—	(1,936,867)	$7.26
Options canceled	2,853,236	(2,853,236)	$1.36

Balance at December 31, 2000	8,840,090	21,489,536	$39.27
Options authorized	13,000,000	—	—
Options granted	(22,925,565)	22,925,565	$6.25
Options exercised	—	(2,924,274)	$4.59
Options canceled	21,483,141	(21,483,141)	$35.99

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Options Outstanding

			Weighted-
	Options		Average
	Available	Number of	Exercise
	for Grant	Shares	Price

Balance at December 31, 2001	20,397,666	20,007,686	$9.75
Options authorized	3,400,000	—
Options granted	(1,734,400)	1,734,400	$5.40
Options exercised	—	(257,521)	$3.95
Options canceled	6,849,540	(6,849,540)	$12.66

Balance at December 31, 2002	28,912,806	14,635,025	$8.05

      In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2002:

	Options Outstanding		Options Exercisable

		Number of	Weighted		Weighted
	Weighted	Average	Average		Average
	Number	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Options	Price

$0.01 - $5.53	4,228,212	7.89	$4.08	1,744,353	$4.03
$5.67 - $6.50	944,357	8.32	$6.12	262,658	$6.21
$6.50 - $6.81	7,493,268	8.15	$6.80	4,478,550	$6.80
$6.84 - $82.78	1,933,188	7.93	$20.35	877,926	$27.63
$123.50	36,000	7.20	$123.50	19,800	$123.50

Total	14,635,025	8.05	$8.05	7,383,287	$8.92

      At December 31, 2002, approximately 667 shares of common stock outstanding were subject to repurchase by the Company. Common stock subject to repurchase represents any unvested shares of common stock held by an optionholder, which, upon termination of the optionholder’s employment, may be repurchased by the Company. Such shares are subject to repurchase at their original issuance price. Repurchased shares are recorded as Treasury stock.

      In June 1998, the Board of Directors approved, and the Company adopted, the 1998 Employee Stock Purchase Plan (ESPP), which is designed to allow eligible employees of the Company to purchase shares of common stock at semi-annual intervals through periodic payroll deductions. In 2002, the ESPP was amended to add an additional 3,000,000 shares to the ESPP. An aggregate of 4,400,000 shares of common stock has been reserved for the ESPP, and 1,400,000 shares have been issued through December 31, 2002. The ESPP is implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can have up to 15% of their base salary deducted that is to be used to purchase shares of the common stock on specific dates determined by the Board of Directors (up to a maximum of $25,000 per year based upon the fair market value of the shares at the beginning date of the offering). The price of common stock purchased under the ESPP will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. In November 2002 the Company’s Board of Directors suspended the ESPP after the current Offering Period expires (no later than July 31, 2004).

      The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock plans because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of valuation models that were not developed for use in valuing employee stock

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Pro forma information regarding net loss is required under SFAS No. 123 and is calculated as if the Company had accounted for its employee stock options granted during the years ended December 31, 2002, 2001 and 2000 and for its ESPP shares to be issued under the fair value method of SFAS No. 123. The fair value for employee stock options granted and ESPP shares was estimated at the date of grant based on the Black-Scholes model using the following weighted average assumptions:

	Risk Free	Risk Free	Risk Free
	Interest Rate	Interest Rate	Interest Rate
	2002	2001	2000

Stock option plans	4.22%	4.50%	5.98%
Employee stock purchase plan	4.36%	4.14%	6.35%

	Dividend	Volatility	Volatility	Volatility
	Yield	Factor	Factor	Factor
	All Years	2002	2001	2000

Stock option plans	0.0	1.50	1.50	1.20
Employee stock purchase plan	0.0	1.50	1.50	1.20

	Weighted	Weighted	Weighted
	Average	Average	Average
	Expected Life	Expected Life	Expected Life
	2002	2001	2000

Stock option plans	5.0	5.0	5.0
Employee stock purchase plan	0.5	0.5	0.5

      As discussed above, the valuation models used under SFAS No. 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock instruments.

      SFAS No. 148 amends SFAS No. 123 in December 2002 to require that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. For purposes of pro forma disclosures, the estimated fair value of the options granted and ESPP shares to be issued is amortized to expense over their respective vesting periods. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss applicable to common stockholders and net loss per share applicable to common

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Years Ended December 31,

	2002	2001	2000

Net loss	$(44,213)	$(563,846)	$(180,767)
Stock option plans	(33,747)	(126,721)	(118,909)
Employee stock purchase plan	(1,990)	(2,212)	(990)

Pro forma net loss	$(79,950)	$(692,779)	$(300,666)

Pro forma basic and diluted net loss per share	$(1.10)	$(10.14)	$(4.90)

      The pro forma impact of options granted and ESPP shares to be issued for the years ended December 31, 2002, 2001 and 2000 is not representative of the effects on net income (loss) for future years, as future years will include the continued effects of options vesting as well as the impact of multiple years of stock option grants.

      The options’ weighted average grant date fair value, which is the value assigned to the options under SFAS No. 123, was $4.98, $5.83, and $43.81, for options granted during 2002, 2001, and 2000, respectively. The weighted average grant date fair value of ESPP shares to be issued was $2.25, $3.99, and $9.30 for the years ended December 31, 2002, 2001 and 2000, respectively.

10. Income Taxes

      For the years ended December 31, 2002 and 2001, the Company had an income tax expense of $0.2 million, and an income tax benefit of $13.9 million, respectively. Due to operating losses and the inability to recognize the benefits, there is no provision for income taxes for the year ended December 31, 2000.

	Years Ended December 31,

	2002	2001	2000

	(in thousands)
Current:
Federal	$—	$—	$—
State	20	—	—
Foreign	218	831	—

Total current	$238	$831	$—
Deferred:	$—	$—	$—
Federal	—	—	—
State	—	—	—
Foreign	—	$(14,746)	—

Total deferred	$—	(14,746)	$—

Total	$238	$(13,915)	$—

      During 2001, the Company recorded a deferred tax asset of approximately $4.0 million and corresponding reduction of goodwill, for the tax benefit of foreign net operating loss carryforwards relating to a previous acquisition. In fiscal 1999 and 2000, the Company acquired ten companies. In fiscal 2001, certain intangible assets from these acquisitions were written off. As part of recording the write-offs the related deferred tax liabilities were also written off. This resulted in the recording of a deferred tax benefit of $14.7 million in fiscal 2001. There were also foreign income taxes of $0.8 million for fiscal 2001.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation of income tax benefit attributable to net loss applicable to common stockholders computed at the U.S. federal statutory rates to income tax benefit (in thousands):

	Years Ended December 31,

	2002	2001	2000

Tax benefit at U.S. statutory rate	$(15,391)	$(197,346)	$(63,268)
Goodwill amortization	—	2,849	19,405
In-process research and development	—	—	8,698
Loss for which no tax benefit is currently recognizable	15,391	179,338	34,529
Other, net	238	1,244	636

	$238	$(13,915)	$—

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$118,021	$130,321
Tax credit carryforwards	14,936	13,047
Reserves and accruals	96,428	58,418
Capitalized research and development	4,372	7,580
Intangibles amortization	2,616	8,396
Other, net	8,430	610

Gross deferred tax assets	244,803	218,372
Valuation allowance	(244,803)	(218,372)

Total deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent on future earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance has been established to reflect these uncertainties as of December 31, 2002 and 2001. The change in the valuation allowance was a net increase of approximately $26.4 million, $86.7 million, and $88.2 million for the years ended December 31, 2002, 2001, and 2000, respectively. Approximately $44.2 million of the valuation allowance will be credited to equity when realized.

      As of December 31, 2002, the Company had federal, California and foreign net operating loss carryforwards of approximately $244.5 million, $136.4 million and $113.5 million, respectively. The Company also had federal and California tax credit carryforwards of approximately $8.7 million and $9.6 million, respectively. The federal and California net operating loss and credit carryforwards will expire at various dates beginning in the years 2003 through 2022, if not utilized. The foreign net operating losses have an unlimited carryover period.

      Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Defined Contribution Plan

      During 1995, the Company adopted a 401(k) Profit Sharing Plan and Trust that allows eligible employees to make contributions subject to certain limitations. The Company may make discretionary contributions based on profitability as determined by the Board of Directors. No amount was contributed by the Company to the plan during the years ended December 31, 2002, 2001, and 2000.

12.     Segments of an Enterprise and Related Information

      The Company’s Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM) because he has final authority over resource allocation decisions and performance assessment. The CODM allocates resources to each segment based on their business prospects, competitive factors, revenues and operating results. The Company does not allocate non-operating income or expenses to its segments, as management does not use the information to measure the performance of the operating segments.

      The Company views its business as having two principal operating segments: Cable Broadband Access Systems (Cable) and Telecom Carrier Access Systems (Telecom). The Cable segment consists primarily of its TeraComm System, TJ line of DOCSIS cable modems, Bluewave line of DOCSIS Cable Modem Termination Systems (CMTS), and the CherryPicker family of Digital Video Management Systems that are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The Telecom segment consists primarily of MiniPlex DSL Systems, IPTL Converged Voice and Data Service System and MainSail products, which are sold to providers of broadband services for the deployment of voice and data services over the existing copper wire infrastructure.

      Information on reportable segments is as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Cable Broadband Access Segment:
Revenues:
TeraComm System	$68,753	$192,757	$238,358
TJ DOCSIS cable modems	23,059	25,069	24,736
Video products	20,833	16,363	19,714
Other	6,284	11,639	20,716

Total Cable revenues	$118,929	$245,828	$303,524
Depreciation expense	$10,347	$12,028	$10,699
Operating loss	$(78,731)	$(465,435)	$(132,643)
Telecom Broadband Access Segment:
Revenues:
MiniPlex DSL Systems	$8,366	$23,417	$33,363
Other	2,108	10,236	2,662

Total Telecom revenues	$10,474	$33,653	$36,025
Depreciation expense	$1,225	$3,700	$585
Operating loss	$(10,852)	$(297,697)	$(54,834)
Total revenues	$129,403	$279,481	$339,549
Total depreciation expense	$11,572	$15,728	$11,284

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2002	2001	2000

Operating loss:
Operating loss by reportable segments	$(89,583)	$(763,132)	$(187,477)
Unallocated amounts:
Interest and other income (expense), net	(3,481)	44	6,710
Gain on early retirement of debt	49,089	185,327	—
Income tax (expense) benefit	(238)	13,915	—

Net loss	$(44,213)	$(563,846)	$(180,767)

Geographic areas:
Revenues:
United States	$41,150	$50,291	$83,974
Canada	17,247	113,300	118,491
Europe	11,381	34,952	37,880
Israel	8,283	16,528	23,861
Japan	36,214	37,721	36,612
Asia, excluding Japan	11,845	24,094	24,373
South America	3,283	2,595	14,358

Total	$129,403	$279,481	$339,549

	December 31,	December 31,
	2002	2001

Assets:
Cable Broadband Access Segment	$217,531	$455,836
Telecom Broadband Access Segment	58,179	10,810

Total assets	$275,710	$466,646

Long-lived assets:
United States	$28,169	$36,106
Canada	787	256
Europe	170	388
Israel	3,442	3,757
Asia	207	243
South America	118	2,020

Total long-lived assets	32,893	42,770
Total current assets	242,817	423,876

Total assets	$275,710	$466,646

      One customer, related to the Cable segment, accounted for 10% or more of total revenues for the year ended December 31, 2002 (28%). Two customers, both related to the Cable segment, accounted for 10% or more of the total revenues (33% and 13%) for the year ended December 31, 2001. Three customers, all of whom related to the Cable segment, accounted for 10% or more of total revenues (17%, 17%, and 11%) for the

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year ended December 31, 2000. No other customer accounted for more than 10% of revenues during these years. One customer, related to the Cable segment, accounted for 10% or more of total accounts receivable for the year ended December 31, 2002 (23%).

13.     Related Party Transactions

      During the years ended December 31, 2002, 2001 and 2000, the Company recognized revenue of $9.1 million, $52.4 million, and $119.3 million, respectively in connection with product shipments made to related parties. Prior to the third quarter of 2001, both Shaw and Rogers, each of which had one representative on the Company’s Board of Directors were significant stockholders and were related parties. Beginning in the third quarter of 2001, Shaw was no longer a significant stockholder because Shaw no longer exercised voting rights over its shares in the Company, and the board member from Shaw resigned. Accordingly, Shaw was no longer considered a related party. Revenues from Shaw are not included as revenue from related parties after the second quarter of 2001, when Shaw ceased to be a related party. Alek Krstajic, a member of the Company’s board of directors, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers until January 2003. In May 2003, Rogers will no longer be a related party to the Company.

      Lewis Solomon, a member of the Company’s Board of Directors and chairman of the Company’s Audit Committee is also a member of the Board of Directors of Harmonic, Inc. (Harmonic) a manufacturer and seller of broadband products. In April 2002, the Company entered a reseller agreement with Harmonic to sell certain of the Company’s products. The agreement appoints Harmonic as an authorized, non-exclusive reseller of certain of the Company’s video products. In the year ended December 31, 2002, revenues from Harmonic of $1.1 million are included as revenue from related parties.

      Cost of related party product revenues consist of direct product costs in cost of goods sold in the Company’s consolidated statements of operations. No indirect costs are applied to the cost of related party revenue. Accounts receivable from Rogers and Harmonic totaled approximately $0.8 million and $4.0 million at December 31, 2002 and 2001, respectively. None of the related parties is a supplier to the Company.

      In December 2001, the Company entered into co-marketing arrangements with Shaw and Rogers. The Company paid $7.5 million to Shaw and $0.9 million to Rogers, and recorded these amounts as other current assets. The Company entered into these arrangements with Shaw and Rogers to promote the Company’s brand and identify its products. The Company will charge the amortization of these assets against Cable revenues in each of the next four quarters through December 31, 2003, the term of the related arrangement, at the rate of $1.4 million per quarter. Amounts charged against revenues in 2002 totaled approximately $2.8 million. See Note 1.

      Between April 1998 and March 1999, the Company issued various warrants to Shaw and Rogers to purchase shares of the Company’s common stock. See Note 9.

      In October 2002, the Company incurred a marketing expense of $150,000 for Team Honor, an organization that supports a professional sailing team. One of the Company’s Board members, Aleksander Krstajic is the founder and President of Team Honor.

14.     Business Combinations

      During 1999 and 2000, the Company completed a total of ten acquisitions. There were no acquisitions during 2001. Each of the acquisitions was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 (APB 16). The respective purchase prices were allocated to the assets acquired and liabilities assumed based on a determination from an independent appraisal of their respective fair values in accordance with Emerging Issues Task Forces No. 99-12

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(EITF 99-12). The methodologies used to value intangible assets acquired were consistently applied to each of the acquisitions.

      To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the life cycle stage of the technology.

      The value of the in-process research and development was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that is attributable to previously developed technology, the level of effort to date in the in-process research and development, the percentage of completion of the project and the level of risk associated with the in-process technology. The projects identified as in-process are those that were underway at each of the acquired companies at the time of the acquisition and that required additional efforts in order to establish technological feasibility. The value of in-process research and development was included in the Company’s results of operations during the period of the acquisition.

      The value of the assembled workforce was derived by estimating the costs to replace the existing employees, including recruiting, hiring and training costs for each category of employee.

      As discussed in Note 5, the Company recorded losses due to the impairment of goodwill and intangible assets of approximately $4.0 million and $572.8 million relating to these acquisitions in December 31, 2002 and 2001, respectively. No intangible assets remained at December 31, 2002.

      In connection with the acquisitions of Imedia and Telegate, in 1999, the Company gave one of its directors, Lewis Solomon, a grant of 50,000 non-qualified stock options and an additional grant of 20,000 shares of restricted common stock for consulting services provided to the Company by Mr. Solomon for his assistance with the Company’s strategic partnerships and acquisitions.

     Imedia Corporation

      In July 1999, the Company entered into an Agreement and Plan of Reorganization (Imedia Agreement) to acquire Imedia Corporation (Imedia), a California corporation. Imedia produces routing and re-multiplexing systems for digital video that enable cable operators to select and customize their program lineup for viewer preferences, while maximizing video capacity and quality over standards-based set-top boxes. The Imedia acquisition was completed on September 16, 1999 (Imedia Closing Date).

      In accordance with the Imedia Agreement, the Company issued 1,714,814 shares of common stock and 309,256 options and warrants to purchase common stock to the vested and unvested option holders and warrant holders of Imedia on the Imedia Closing Date. The approximate purchase price of $91.0 million was determined as the value of the Company’s common stock issued at closing ($77.0 million) and the value of the options to purchase the Company’s shares issued to the unvested option holders ($14.0 million) based on the fair market value of the Company’s common stock on the days immediately preceding and following the closing date of the acquisition.

      Tangible assets acquired principally include cash, accounts receivable and property and equipment. Liabilities assumed principally include accounts payable and accrued liabilities. At the Imedia Closing Date, the Company forgave Imedia’s note payable obligation of $1.0 million.

      The analysis of the expected future cash flows attributed to all existing technology resulted in a valuation of approximately $27.0 million for developed technology that had reached technological feasibility and therefore was capitalizable.

      In-process technology acquired, valued at approximately $11.0 million consisted primarily of major additions to Imedia’s core technology, which was related to Imedia’s planned development of new features.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The majority of the intended functionality of these new features was not supported by Imedia’s then-current technology. Intended new features included offering high quality video service over the Internet and multiplexing data with video. Development of this technology was completed in 2001.

Radwiz Ltd.

      In October 1999, the Company entered into a Share Purchase Agreement (Radwiz Agreement) to acquire Radwiz. Radwiz produced communication access systems based on high-speed IP routing, integrated with telephony. Radwiz’s systems included both central office Digital Subscriber Line Access Multiplexers (DSLAMs) and customer premises equipment for small office, home office (SOHO) business broadband services. The Radwiz acquisition was completed on November 22, 1999 (Radwiz Closing Date).

      In accordance with the Radwiz Agreement, the Company paid $0.3 million in cash and issued 1,992,306 shares of the Company’s common stock to the former shareholders of Radwiz and issued options to purchase 267,959 shares of the Company’s common stock to the unvested optionholders of Radwiz on the Radwiz Closing Date. In addition, the unvested optionholders of Radwiz options also received options to purchase the Company’s common stock, the fair value of which was included in the purchase price.

      The approximate purchase price was determined to be $52.7 million. This represents the minimum purchase price, as specified in the Radwiz Agreement, to be issued to the shareholders and vested option holders of Radwiz ($50.0 million) plus the value of the options issued to unvested option holders of Radwiz ($2.7 million) based on the market value of the Company’s common stock on the date the acquisition was announced. Proceeds to be received from the Radwiz optionholders upon exercise of their options were not significant.

      Tangible assets acquired principally included cash, accounts receivable, inventory and property and equipment. Liabilities assumed included accounts payable and accrued liabilities.

      The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $29.9 million for developed technology that had reached technological feasibility and therefore was capitalizable.

      In-process technology acquired in the transaction, valued at approximately $3.0 million consisted primarily of additions to Radwiz’s core technology, which was related to Radwiz’s planned development of new features. The majority of the intended functionality of these new features was not supported by Radwiz’s then-current technology. Intended new features included offering: end-to-end carrier quality of service; allowing access via an ATM network; and, providing ISDN line functionality. The Company completed most of this development work in 2001, and the Company decided to no longer pursue the ISDN line functionality.

Telegate Ltd.

      In October 1999, the Company entered into a Share Purchase Agreement (Telegate Agreement) to acquire Telegate. Telegate produces telephony and data access platforms that are deployed by service providers to deliver efficient carrier-class voice services over cable. Telegate also provides in-home networking capability for telephony and data, based on the Digital Enhanced Cordless Telephony (DECT) standard. The transaction was completed on January 2, 2000.

      In accordance with the Telegate Agreement, the Company issued 4.4 million shares of common stock and paid approximately $2.5 million in cash on January 2, 2000. The Company made an additional cash payment of approximately $0.9 million during the third quarter of 2000. The approximate purchase price of $100.0 million was determined as the value of the Company’s common stock issued at closing based on the fair market value of the Company’s common stock on the days immediately preceding and following the announcement date of the acquisition.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, the Company issued a warrant to purchase 2.0 million shares of the Company’s common stock, valued at approximately $34.6 million under the terms of an agreement between Telegate and a customer of the Company (See Note 9). The value of the warrant was included in the purchase price and was classified as a customer relationship.

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

      The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $21.5 million for developed technology that had reached technological feasibility and therefore was capitalizable.

      In-process technology acquired, valued at approximately $7.5 million, consisted primarily of major additions to Telegate’s core technology, which was related to Telegate’s planned development of new features. The majority of the intended functionality of these new features was not supported by Telegate’s then-current technology. Intended new features included: connection on demand functionality to extend the product’s ISDN compatibility; the ability to use cordless technology for either voice or data applications; and, a subscriber end unit that can be used in multi-dwelling units. During 2001, the Company decided to no longer pursue the cordless technology and the subscriber end unit technology.

Access Network Electronics Division of Tyco Electronics Corporation

      In February 2000, the Company entered into an Asset Purchase Agreement (ANE Agreement) to acquire certain assets and assume certain liabilities of ANE, a company that provides multiple phone lines over the existing copper telephony network. The transaction was completed on April 22, 2000.

      In accordance with the ANE Agreement, the Company issued 1,404,552 shares of common stock, valued at approximately $83.5 million based on the fair market value of the Company’s common stock on the days immediately preceding and following the announcement date of the acquisition. In addition, the Company agreed to establish an employee retention program for purposes of retaining certain identified employees of ANE. The retention program provides for up to three annual payments to the identified employees in a total amount of approximately $4.5 million provided the employees remain employed by the Company. The retention payments are being charged to expense over the employees’ respective periods of service.

      Tangible assets acquired principally included accounts receivable, inventory and property and equipment. Liabilities assumed principally included accounts payable and warranty obligations. During 2001, the Company increased its intangible assets for assembled workforce by $4.5 million related to retention payments in conjunction with the acquisition of ANE.

      The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $12.6 million for developed technology, which had reached technological feasibility and therefore was capitalizable.

      To determine the value of the customer base the expected future cash flows attributed to existing customers was discounted. The analysis yielded a valuation of approximately $2.4 million.

      In-process technology acquired in the transaction, valued at approximately $0.8 million, consisted primarily of additions to ANE’s core technology, which was related to ANE’s planned development of new features. A portion of the intended functionality of these new features was not supported by ANE’s then-

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current technology. The resultant technology is intended to allow the transmission from a 56Kbps modem without the loss of transmission rate. During 2001, the Company decided to no longer pursue the development of this technology.

ComBox Ltd.

      In February 2000, the Company entered into a Share Purchase Agreement (ComBox Agreement) to acquire ComBox Ltd (ComBox), an Israeli company. ComBox is a manufacturer of broadband data systems and satellite communications based on international standards. ComBox’s cable data access systems conform to the growing EuroModem international specification, based on the Digital Video Broadcasting (DVB) standard. The transaction was completed on April 18, 2000.

      In accordance with the ComBox Agreement, the Company issued 1,547,770 shares of common stock and made a cash payment of approximately $0.3 million. In addition, the Company issued options to purchase common stock of the Company to the unvested option holders of ComBox options. The approximate purchase price was determined as the value of the Company’s common stock issued at closing ($92.0 million) and the value of the options to purchase the Company’s shares issued to the unvested option holders ($6.8 million) based on the fair market value of the Company’s common stock on the days immediately preceding and following the date the acquisition was announced. In addition, the cash payment of approximately $0.3 million was included in the purchase price. Proceeds to be received from the option holders and warrant holders upon exercise were not significant.

      Tangible assets acquired principally include cash and cash equivalents and accounts receivable. Liabilities assumed principally include short and long term debt, accounts payable and accrued liabilities.

      The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $12.5 million for developed technology, which had reached technological feasibility and therefore was capitalizable.

      In-process technology acquired valued at approximately $8.0 million consisted primarily of additions to ComBox’s core technology, which was related to ComBox’s planned development of new features. A portion of the intended functionality of these new features was not supported by ComBox’s then-current technology. During 2001, the Company decided to no longer pursue these new features.

Internet Telecom Ltd.

      In March 2000, the Company and Telegate, a subsidiary of the Company, entered into an Asset Purchase Agreement (Internet Telecom Agreement) under which Telegate agreed to purchase certain assets of Internet Telecom Ltd. (Internet Telecom), an Israeli company. Internet Telecom is a supplier of PacketCable and other standards-based, Voice-over-IP systems and technologies. The transaction was completed on April 18, 2000.

      In accordance with the Internet Telecom Agreement, the Company issued 377,380 shares of common stock valued at approximately $46.0 million based on the fair market value of the Company’s common stock on the days immediately preceding and following the announcement of the acquisition and issued options of 10,898 to purchase common stock of the Company to the unvested option holders of Internet Telecom and paid approximately $2.0 million in cash. In addition, as a result of certain conditions in the Internet Telecom Agreement with regards to the price of the Company’s common stock, an additional accrued purchase price payable of approximately $14.1 million was included in the consolidated balance sheet as of December 31, 2000. This amount was paid during 2001.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $6.0 million for developed technology, which had reached technological feasibility and therefore was capitalizable.

      In-process technology acquired, valued at approximately $2.6 million, consisted primarily of additions to Internet Telecom’s core technology, which was related to Internet Telecom’s planned development of new features. A portion of the intended functionality of these new features was not supported by Internet Telecom’s then-current technology. During 2001, the Company decided to no longer develop the new features from Internet Telecom.

Ultracom Ltd.

      In March 2000, the Company entered into a Share Purchase Agreement to acquire Ultracom (Ultracom Agreement), an Israeli company. Ultracom is a supplier of broadband systems-on-silicon. The transaction was completed on April 19, 2000.

      In accordance with the Ultracom Agreement, the Company issued 536,766 shares of common stock, made a cash payment of approximately $0.2 million and issued 14,403 options to purchase common stock of the Company to the shareholders and unvested option holders of Ultracom options. The approximate purchase price was determined as the value of the Company’s common stock issued at the closing ($57.6 million) and the value of the options to purchase the Company’s shares issued to the unvested option holders ($0.6 million) based on the fair market value of the Company’s common stock on the days immediately preceding and following the date the acquisition was announced. In addition, the cash payment of approximately $0.2 million was included in the purchase price.

      Tangible assets acquired principally included cash and cash equivalents, accounts receivable and property and equipment. Liabilities assumed principally included long-term debt, accounts payable and accrued liabilities.

      The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $1.1 million for developed technology that had reached technological feasibility and therefore was capitalizable.

      In-process technology acquired, valued at approximately $1.8 million, consisted primarily of additions to Ultracom’s core technology, which was related to Ultracom’s planned development of new features. A portion of the intended functionality of these new features was not supported by Ultracom’s then-current technology. During 2001, the Company determined that it would no longer continue development on the Ultracom technology.

MainSail Networks, Inc.

      In August 2000, the Company entered into an Agreement and Plan of Merger and Reorganization (MainSail Agreement) to acquire MainSail. MainSail develops and markets next-generation broadband networks that enable telecommunications carriers to deliver multiple services over a single network infrastructure. The transaction was completed on September 29, 2000.

      In accordance with the MainSail Agreement, the Company issued 2,969,062 shares of common stock and 138,193 options to purchase shares of common stock to the MainSail shareholders and option holders. The approximate purchase price was determined based on the fair market value of the Company’s common stock on the days immediately preceding and following the date the acquisition was announced ($171.3 million) less the intrinsic value of the unvested options recorded as deferred compensation ($4.7 million). Deferred compensation is amortized over the option holders’ vesting period.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Tangible assets acquired principally included cash, inventory and property and equipment. Liabilities assumed principally included accounts payable, accrued liabilities and notes payable.

      The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $49.0 million for developed technology that had reached technological feasibility and therefore was capitalizable.

      In-process technology acquired, valued at approximately $5.0 million, consisted primarily of additions to MainSail’s core technology, which was related to MainSail’s planned development of new features. A portion of the intended functionality of these new features was not supported by MainSail’s then-current technology. The resultant technology was intended to provide a high capacity CPE (customer premise equipment) and low cost gateway. This development was completed in 2001.

Digitrans

      On September 27, 2000, the Company acquired Digital Transmission Equipment (Digitrans) pursuant to the terms of a Stock Purchase Agreement (Digitrans Agreement) between the Company and the former owner of Digitrans. Digitrans develops, markets and sells digital equipment solutions that enable broadcasters, satellite operators and cable television system operators to optimize network services.

      In accordance with the Digitrans Agreement, the Company issued 394,329 shares of common stock. The approximate purchase price was $14.2 million based on the fair market value of the Company’s common stock on the days subsequent to the closing date and immediately proceeding and following the removal of all contingencies. In addition, a provision in the Digitrans Agreement with Digitrans stipulated that if the value of the acquisition shares fell below the purchase price on the date the Registration Statement filed in connection with the acquisition was declared effective, the Company would pay the former shareholders of Digitrans, in the form of stock, the difference between the purchase price of $22.45 per share and the value of $43.13 per share of the acquisition shares, divided by the purchase price, multiplied by the original share issuance of 394,329 shares. As a result of this provision and an additional issuance of 4,455 shares, the Company issued a total of 367,804 additional shares of its common stock to the former stockholders of Digitrans in September 2000. Additionally, the Company forgave $2.0 million of convertible promissory notes, which were originally issued to Digitrans by the Company in June 2000.

      Tangible assets acquired principally included cash and cash equivalents, accounts receivable and property and equipment. Liabilities assumed principally included long-term debt, accounts payable and accrued liabilities.

      The analysis of the expected future cash flow attributed to all existing technology resulted in a valuation of approximately $0.6 million for developed technology that had reached technological feasibility and therefore was capitalizable.

      In-process technology acquired, valued at approximately $5.0 million, consists primarily of additions to Digitrans’ core technology, which was related to Digitrans’ planned development of new features. A portion of the intended functionality of these new features was not supported by Digitrans’ then-current technology. Intended new features included system on chip solutions for DOCSIS and DVB/DAVIC cable modems. During 2001, the Company decided not to pursue these development efforts

TrueChat

      On December 22, 2000, the Company, acquired TrueChat, pursuant to the terms of an Agreement and Plan of Merger and Reorganization (TrueChat Agreement). TrueChat develops communication systems that enable multimedia teleconferencing and provide increased control over teleconference parameters.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with the TrueChat Agreement, the Company issued 534,487 shares of common stock and made a cash payment of $0.2 million. In addition, the former option holders of TrueChat received options to purchase 126,061 shares of the Company’s common stock. The approximate purchase price was $2.9 million, based on the fair market value of the Company’s common stock on the days immediately preceding and following the closing date of the acquisition ($2.2 million) and the value of the options to purchase the Company’s shares issued to the unvested option holders ($0.5 million). Deferred compensation relating to the options is amortized over the option holders’ vesting period. (see Note 9).

      A summary of the purchase price allocations pertaining to the above acquisitions and the amortization periods of the intangible assets acquired is as follows (in thousands):

	Telegate	ANE	ComBox	IT	Ultracom	MainSail	Digitrans	TrueChat

2000 Acquisitions:
Approximate purchase price
Purchase price	$130,553	$83,477	$98,784	$62,265	$57,621	$166,556	$15,921	$2,664
Transaction and other direct acquisition costs	4,483	265	672	1,486	598	2,641	116	210

	$135,036	$83,742	$99,456	$63,751	$58,219	$169,197	$16,037	$2,874

Allocation of purchase price:
Historical net tangible assets acquired	($5,580)	$14,145	$2,308		$1,116	($15)	$306
Convertible loans	12,482

	6,902	14,145	2,308	—	1,116	(15)	306	—

Intangible assets acquired:
Customer relationship or base	34,580	2,400
Developed technology	21,500	12,600	12,500	5,950	1,050	49,000	550
Assembled workforce	4,200	12,200	1,100	500	1,100	2,800	1,100
Trademark		600
In-process research and development	7,500	750	8,000	2,550	1,800	5,000	4,950
Goodwill	66,382	44,047	80,444	54,751	53,927	107,692	9,131	2,390
Deferred tax liability	(6,028)		(4,896)		(774)
Deferred compensation						4,719		484

	$135,036	$86,742	$99,456	$63,751	$58,219	$169,196	$16,037	$2,874

Amortization period (in years):
Customer relationship or base	3	5
Developed technology	6	5	5	6	6	5	5
Assembled workforce	2	2	2	2	2	2	2
Trademark		5
Goodwill	6	5	5	6	6	5	5	5
Deferred compensation						1.5		1.5

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Imedia	Radwiz

1999 Acquisitions:
Approximate purchase price:
Purchase price	$106,347	$52,667
Transaction and other direct acquisition costs	2,345	1,086

	$108,692	$53,753

Allocation of purchase price:
Historical net tangible assets acquired	($355)	$3,058
Forgiveness of note payable	1,000

	645	3,058

Intangible assets acquired:
Developed technology	27,000	29,850
Assembled workforce	2,500	2,800
Trademark	4,000	1,150
In-process research and development	11,000	3,600
Goodwill	63,547	24,293
Deferred tax liability		(10,998)

	$108,692	$53,753

Amortization period (in years):
Developed technology	6	6
Assembled workforce	2	2
Trademark	6	6
Goodwill	6	6

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

Year Ended
December 31,
2000

Revenues	$358,559
Net loss(1)	$(71,343)
Net loss per share(1)	$(1.16)
Shares used in calculation of net loss per share	61,349

(1)	Net loss and net loss per share excludes approximately $30.5 million of in-process research and development charges for the year ended December 31, 2000.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Product Warranties

      The Company provides for estimated product warranty expenses when it sells the related products. Because warranty estimates are forecasts that are based on the best available information — mostly historical claims experience — claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows (in thousands):

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Write-offs	Period

Year ended December 31, 2000
Warranty reserve	$2,685	5,991	2,751	$5,925
Year ended December 31, 2001
Warranty reserve	$5,925	7,956	5,513	$8,368
Year ended December 31, 2002
Warranty reserve	$8,368	2,730	2,491	$8,607

16.     Subsequent Events (Unaudited)

      On February 26, 2003, the Company and Solectron Corporation (Solectron) entered into an agreement to settle all outstanding obligations under two manufacturing agreements between the Company and Solectron. Under the terms of the settlement agreement, the Company paid Solectron approximately $3.9 million, and each party released any and all claims that it may have had against the other party. Additionally, Terayon received selected inventory from Solectron. The Company previously accrued the $3.9 million settlement as a vendor cancellation in the fourth quarter of 2000 and the second quarter of 2001.

      On March 14, 2003, the Company initiated a worldwide reduction in force of approximately 100 employees, or 20 percent of the workforce, and the closure of certain remote facilities. The Company expects to record total charges in the range of approximately $4 million to $5 million associated with the realignment and the writedown of certain related assets in the quarter ending March 31, 2003.

17.     Unaudited Quarterly Financial Data

      Summarized quarterly financial data for 2002 and 2001 is as follows (in thousands, except per share data):

	Quarter

2002	First	Second	Third	Fourth

Total revenues	$57,218	$22,407	$24,475	$25,303
Gross profit (loss)	25,491	(27)	296	2,694
Restructuring costs and asset write-offs(2)	—	(3,972)	(4,950)	—
Net loss(3)	(4,090)	(3,685)	(15,972)	(20,466)
Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.22)	$(0.28)

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter

2001	First	Second	Third	Fourth

Total revenues	$53,984	$65,733	$79,603	$80,161
Gross profit (loss)	(869)	(15,731)	10,368	22,445
Restructuring costs and asset write-offs(2)	(574,744)	(2,549)	(5,301)	(3,449)
Net income (loss)(3)	(508,200)	(62,504)	13,082	(6,224)
Basic and diluted income (loss) per share	$(7.53)	$(0.93)	$0.19	$(0.09)

(1)	Earnings per share are computed independently for each of the quarters presented. The sum of the quarterly earnings per share in 2002 and 2001 does not equal the total computed for the year due to changes in shares outstanding and rounding.

(2)	See Note 5 for an explanation for restructuring and asset write-offs.

(3)	See Note 7 for an explanation of the repurchase of subordinated convertible notes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      Not applicable.

PART III

Item 10.	Directors and Officers of the Registrant

      The information required by this Item is incorporated by reference from the Proxy Statement.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference from the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference from the Proxy Statement.

Item 13.	Certain Relationship and Related Transactions

      The information required by this Item is incorporated by reference from the Proxy Statement.

Item 14.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (Evaluation Date) within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

      (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report on Form 10-K:

      1. Consolidated Financial Statements. The following consolidated financial statements of Terayon Communication Systems, Inc. and related Independent Auditors’ Report are filed as part of this report of Form 10-K:

•	Independent Auditors’ Report.

•	Consolidated Balance Sheets, as of December 31, 2002 and 2001.

•	Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity (Net Capital Deficiency), Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001, and 2000.

      2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedules of Terayon Communication Systems, Inc. are filed as part of this report on Form 10-K and should be read in conjunction with the consolidated financial statements of Terayon Communication Systems, Inc:

•	Schedule II of Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000.

      Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

      3. Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this report on Form 10-K.

      (b) Reports on Form 8-K.

1. On November 14, 2002, the Company filed a report on Form 8-K announcing that the Chief Executive Officer, Zaki Rakib, and the Chief Financial Officer, Carol Lustenader, had executed a certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which accompanied the Company’s 10-Q filed with the Securities and Exchange Commission on November 14, 2002.

2. On December 20, 2002, the Company filed a report on Form 8-K announcing that Cable Television Laboratories, Inc. (CableLabs) had informed Terayon that its Bluewave3500 CMTS and TJ 715 CM had received CableLabs’ DOCSIS 2.0 qualification and certification. The Company publicly announced the qualification and certification in a press release on December 19, 2002.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(1)
3.2	Bylaws of Terayon Communication Systems, Inc.(1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(7)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.(7)
4.1	Specimen Common Stock Certificate.(2)
4.2	Amended and Restated Information and Registration Rights Agreement dated April 6, 1998.(1)
4.3	Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(5)
4.4	Registration Rights Agreement by and among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(5)
4.5	Indenture between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A. dated July 26, 2000.(5)
4.6	Rights Agreement between Terayon Communication Systems, Inc. and Fleet National Bank dated February 6, 2001.(6)
10.1	Form of Indemnity Agreement between Terayon Communication Systems, Inc. and each of its directors and officers.(1)
10.2	1995 Stock Option Plan, as amended on March 26, 1996.(1)
10.3	1997 Equity Incentive Plan, as amended on July 31, 2000.(9)
10.4	1998 Employee Stock Purchase Plan, as amended on May 22, 2002.(7)
10.5	1998 Non-Employee Directors Stock Option Plan as amended on May 22, 2002.(1)
10.6	1998 Employee Stock Purchase Plan Offering for Foreign Employees, adopted July 31, 2000.(7)
10.7	Anti-Dilution Warrant to Purchase Shares of Common Stock dated April 6, 1998 issued to Shaw Communications Inc.(1)
10.8	Lease Agreement dated April 20, 1998 between Imedia Corporation and Martin CL Associate, L.P.(3)
10.9	Sublease Agreement dated November 15, 1999 between Imedia Corporation and ISP Channel, Inc.(3)
10.10	1999 Non-Officer Equity Incentive Plan, as amended February 14, 2001.(7)
10.11	Form of Non-Statutory Stock Option Agreement Used in Connection with the 1999 Non-Officer Equity Incentive Plan.(4)
10.12	Azrieli Center Offices Lease Agreement, dated January 23, 2002, between Canit HaShalom Investments Ltd. and Terayon Communication Systems, Inc.(9)
10.13	Azrieli Center Agreement to Transfer Lease Rights dated 23rd day of January, 2000
10.14	Employment Agreement, between Terayon Communication Systems, Inc. and Zaki Rakib dated February 1993.(1)
10.15	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(9)
10.16	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(9)
10.17	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.(9)
10.18	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.(9)
10.19	Lease Agreement, dated September 18, 1996, between Sobrato Interests III and VeriFone.(10)

Exhibit
Number	Exhibit Description

10.20	Sublease, dated April 1, 2002, by and between Terayon Communication Systems, Inc. and Hewlett-Packard Company. (10)
10.21	Aircraft Lease Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.
10.22	Letter of Credit Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.
10.23	Employment Agreement, dated January 24, 2003, between Terayon Communication Systems, Inc. and Arthur T. Taylor.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP Independent Auditors.
24.1	Power of Attorney (see page 106 of this Annual Report Form 10-K)
99.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1/ A filed on July 31, 1998 (File No. 333-69699).

(3)	Incorporated by reference to our Report on Form 10-Q filed on November 15, 1999.

(4)	Incorporated by reference to our Registration Statement on Form S-8 filed on December 29, 1999.

(5)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).

(6)	Incorporated by reference to our Report on Form 8-K filed on February 9, 2001.

(7)	Incorporated by reference to our Report on Form 10-K filed on April 2, 2001.

(8)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2001.

(9)	Incorporated by reference to our Report on Form 10-Q filed on April 1, 2002.

(10)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2002.

SCHEDULE II     VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Write-offs	Period

	(in thousands)
Year ended December 31, 2000
Allowance for doubtful accounts	$1,461	5,126	45	$6,542
Warranty reserve	$2,685	5,991	2,751	$5,925
Obsolescence and lower of cost or market reserve	$3,212	13,914	803	$16,323
Year ended December 31, 2001
Allowance for doubtful accounts	$6,542	4,494	3,829	$7,207
Warranty reserve	$5,925	7,956	5,513	$8,368
Obsolescence and lower of cost or market reserve	$16,323	24,670	3,812	$37,181
Year ended December 31, 2002
Allowance for doubtful accounts	$7,207	1,090	4,778	$3,519
Warranty reserve	$8,368	2,730	2,491	$8,607
Obsolescence and lower of cost or market reserve	$37,181	4,336	16,044	$25,473

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in County of Santa Clara, State of California, on the 27th day of March, 2003.

TERAYON COMMUNICATION SYSTEMS, INC.

BY:	/s/ DR. ZAKI RAKIB

Dr. Zaki Rakib
Chief Executive Officer

      Each person whose signature appears below constitutes Dr. Zaki Rakib, Shlomo Rakib and Arthur Taylor his true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in- fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, each acting alone, or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ZAKI RAKIB Dr. Zaki Rakib	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003

/s/ ARTHUR T. TAYLOR Arthur T. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

/s/ SHLOMO RAKIB Shlomo Rakib	President and Chairman of the Board of Directors	March 27, 2003

/s/ CHRISTOPHER J. SCHAEPE Christopher J. Schaepe	Director	March 27, 2003

/s/ LEWIS SOLOMON Lewis Solomon	Director	March 27, 2003

/s/ ALEK KRSTAJIC Alek Krstajic	Director	March 27, 2003

/s/ DAVID WOODROW David Woodrow	Director	March 27, 2003

Terayon Communication Systems, Inc.

Certification:

I, Zaki Rakib, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Terayon Communication Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ZAKI RAKIB

Zaki Rakib
Chief Executive Officer

Date: March 27, 2003

Terayon Communication Systems, Inc.

Certification:

I, Arthur T. Taylor, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Terayon Communication Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ARTHUR T. TAYLOR

Arthur T. Taylor
Chief Financial Officer

Date: March 27, 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(1)
3.2	Bylaws of Terayon Communication Systems, Inc.(1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(7)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.(7)
4.1	Specimen Common Stock Certificate.(2)
4.2	Amended and Restated Information and Registration Rights Agreement dated April 6, 1998.(1)
4.3	Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(5)
4.4	Registration Rights Agreement by and among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(5)
4.5	Indenture between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A. dated July 26, 2000.(5)
4.6	Rights Agreement between Terayon Communication Systems, Inc. and Fleet National Bank dated February 6, 2001.(6)
10.1	Form of Indemnity Agreement between Terayon Communication Systems, Inc. and each of its directors and officers.(1)
10.2	1995 Stock Option Plan, as amended on March 26, 1996.(1)
10.3	1997 Equity Incentive Plan, as amended on July 31, 2000.(9)
10.4	1998 Employee Stock Purchase Plan, as amended on May 22, 2002.(7)
10.5	1998 Non-Employee Directors Stock Option Plan as amended on May 22, 2002. (1)
10.6	1998 Employee Stock Purchase Plan Offering for Foreign Employees, adopted July 31, 2000.(7)
10.7	Anti-Dilution Warrant to Purchase Shares of Common Stock dated April 6, 1998 issued to Shaw Communications Inc.(1)
10.8	Lease Agreement dated April 20, 1998 between Imedia Corporation and Martin CL Associate, L.P.(3)
10.9	Sublease Agreement dated November 15, 1999 between Imedia Corporation and ISP Channel, Inc.(3)
10.10	1999 Non-Officer Equity Incentive Plan, as amended February 14, 2001.(7)
10.11	Form of Non-Statutory Stock Option Agreement Used in Connection with the 1999 Non-Officer Equity Incentive Plan.(4)
10.12	Azrieli Center Offices Lease Agreement, dated January 23, 2002, between Canit HaShalom Investments Ltd. and Terayon Communication Systems, Inc.(9)
10.13	Azrieli Center Agreement to Transfer Lease Rights dated 23rd day of January, 2000
10.14	Employment Agreement, between Terayon Communication Systems, Inc. and Zaki Rakib dated February 1993.(1)
10.15	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(9)
10.16	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(9)
10.17	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.(9)
10.18	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.(9)
10.19	Lease Agreement, dated September 18, 1996, between Sobrato Interests III and VeriFone.(10)
10.20	Sublease, dated April 1, 2002, by and between Terayon Communication Systems, Inc. and Hewlett-Packard Company.(10)

Exhibit
Number	Exhibit Description

10.21	Aircraft Lease Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.
10.22	Letter of Credit Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.
10.23	Employment Agreement, dated January 24, 2003, between Terayon Communication Systems, Inc. and Arthur T. Taylor.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP Independent Auditors.
24.1	Power of Attorney (see page 106 of this Annual Report Form 10-K)
99.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1/A filed on July 31, 1998 (File No. 333-69699).

(3)	Incorporated by reference to our Report on Form 10-Q filed on November 15, 1999.

(4)	Incorporated by reference to our Registration Statement on Form S-8 filed on December 29, 1999.

(5)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).

(6)	Incorporated by reference to our Report on Form 8-K filed on February 9, 2001.

(7)	Incorporated by reference to our Report on Form 10-K filed on April 2, 2001.

(8)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2001.

(9)	Incorporated by reference to our Report on Form 10-Q filed on April 1, 2002.

(10)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2002.