Form 10-Q
period 2003-03-31
TERAYON COMMUNICATION SYSTEMS
filed 2003-05-15
CIK 1052303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2003
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]     No  [_]

          Indication by check mark whether the registrant is an accelerated file (as defined by Rule 12b-2 of the Exchange Act)    Yes  [X]    No  [_]

          As of April 30, 2003, registrant had outstanding 73,719,116 shares of Common Stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERAYON COMMUNICATION SYSTEMS, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,254	$117,079
Short-term investments	82,116	89,424
Accounts receivable, net	15,872	16,355
Accounts receivable from related parties	1,811	842
Inventory	5,218	8,257
Other current assets	9,516	10,860

Total current assets	211,787	242,817
Property and equipment, net	15,441	17,906
Intangibles and other assets, net	13,120	14,987

Total assets	$240,348	$275,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,589	$23,920
Accrued payroll and related expenses	5,150	6,227
Deferred revenues	489	497
Accrued warranty	7,687	8,607
Accrued restructuring	6,970	6,754
Accrued vendor cancellation charges	9,247	13,865
Other accrued liabilities	6,852	8,609
Other current obligations	882	1,509

Total current liabilities	57,866	69,988
Long-term obligations	3,815	3,499
Convertible subordinated notes	65,081	65,081
Commitments and contingencies
Stockholders’ equity:
Common stock	74	73
Additional paid in capital	1,078,757	1,078,144
Accumulated deficit	(961,196)	(937,207)
Deferred compensation	(14)	(25)
Treasury stock, at cost	(773)	(773)
Accumulated other comprehensive loss	(3,262)	(3,070)

Total stockholders’ equity	113,586	137,142

Total liabilities and stockholders’ equity	$240,348	$275,710

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2003	2002

Revenues:
Product revenues	$20,608	$51,559
Related party product revenues	1,660	5,659

Total revenues	22,268	57,218
Cost of goods sold:
Cost of product revenues	18,807	26,571
Cost of related party product revenues	786	5,156

Total cost of goods sold	19,593	31,727

Gross profit	2,675	25,491
Operating expenses:
Research and development	13,002	16,940
Sales and marketing	6,729	8,853
General and administrative	3,727	3,634
Restructuring costs and asset write-offs	3,162	—

Total operating expenses	26,620	29,427

Loss from operations	(23,945)	(3,936)
Interest income	902	2,097
Interest expense	(837)	(2,180)
Other expense	(40)	(65)

Loss before tax expense	(23,920)	(4,084)
Income tax expense	(69)	(6)

Net loss	$(23,989)	$(4,090)

Basic and diluted net loss per share	$(0.33)	$(0.06)

Shares used in computing basic and diluted net loss per share	73,710	72,453

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Operating activities:
Net loss	$(23,989)	$(4,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,663	2,848
Amortization related to stock options	4	195
Lower of cost or market inventory provision	19	—
Write-off and disposal of fixed assets	468	—
Changes in operating assets and liabilities:
Accounts receivable	483	(2,185)
Accounts receivable from related parties	(969)	(1,130)
Inventory	3,039	7,124
Other assets	3,212	(12,212)
Accounts payable	(3,331)	(4,861)
Accrued payroll and related expenses	(1,077)	(1,377)
Deferred revenues	(8)	(2,075)
Accrued warranty	(920)	(645)
Accrued restructuring	216	(1,141)
Accrued vendor cancellation charges	(4,618)	3,360
Other accrued liabilities	(1,413)	(6,458)
Interest payable	(628)	(1,820)

Net cash used in operating activities	(26,849)	(24,467)

Investing activities:
Purchases of short-term investments	(35,308)	(132,595)
Proceeds from sales and maturities of short-term investments	42,393	129,153
Purchases of property and equipment	(666)	(1,344)

Net cash provided by (used in) investing activities	6,419	(4,786)

Financing activities:
Principal payments on capital leases	(47)	(36)
Proceeds from issuance of common stock	621	3,202

Net cash provided by financing activities	574	3,166
Effect of exchange rate changes	31	(235)

Net decrease in cash and cash equivalents	(19,825)	(26,322)
Cash and cash equivalents at beginning of period	117,079	100,274

Cash and cash equivalents at end of period	$97,254	$73,952

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

Basis of Presentation

          The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements at March 31, 2003 and for the three months ended March 31, 2003 and 2002 have been included.

          Results for the three months ended March 31, 2003 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Form 10-K dated March 27, 2003, as filed with the U.S. Securities and Exchange Commission. The accompanying balance sheet at December 31, 2002 is derived from audited consolidated financial statements at that date.

Reclassifications

          Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

Basis of Consolidation

          The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

          The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ from those estimates. Areas that are particularly significant include the Company’s valuation of its accounts receivable and inventory reserves, the assessment of recoverability and the measurement of impairment of fixed assets, and the recognition of restructuring reserves.

Stock-based compensation

          The Company accounts for stock-based compensation for its employees using the intrinsic value method presented in Accounting Principles Board (APB) Statement No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) Interpretation No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) and with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure Amendment of SFAS No. 123.” Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of the stock and the exercise price. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

          The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

		Three months ended
		March 31,

		2003	2002

Net loss		$(23,989)	$(4,090)
Add:	Stock-based compensation under APB 25	4	195
Deduct:	Stock option compensation expense determined under fair value-based method Employee stock purchase plan compensation expense determined under fair value-based method	(6,173)	(10,297)

		(979)	(770)
Pro forma net loss		$(31,137)	$(14,962)

Pro forma basic and diluted net loss per share		$(0.42)	$(0.21)

Shares used in computing pro forma basic and diluted net loss per share		73,710	72,453

Inventory

          Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2003	2002

Finished goods	$1,672	$5,915
Work-in-process	651	769
Raw materials	2,895	1,573

	$5,218	$8,257

Purchase Obligations

          The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations require the Company to purchase minimum quantities of the suppliers’ products at a specified price. Cost of goods sold for the three months ended March 31, 2003 included a reversal of $2.9 million in special charges taken for vendor cancellation charges and inventory considered to be excess and obsolete. The Company was able to reverse the provision, as it was able to sell inventory originally considered to be excess and obsolete. In addition, the Company was able to negotiate downward certain vendor cancellation claims to terms more favorable to the Company. Cost of goods sold for the three months ended March 31, 2002, included a reversal of special charges of $11.4 million. The Company was able to reverse the provision, as it was able to sell inventory originally considered to be in excess and obsolete.

          On February 26, 2003, the Company entered into an agreement with Solectron Corporation (Solectron) to settle all outstanding obligations under two manufacturing agreements between the Company and Solectron. Under the terms of the settlement agreement, the Company paid Solectron approximately $3.9 million, and each party released any and all claims that it may have had against the other party. Additionally, the Company received selected inventory from Solectron. The Company previously accrued $6.0 million toward the settlement of the Solectron matter as a vendor cancellation charge in the fourth quarter of 2000 and the second quarter of 2001. In the first quarter of 2003, in connection with the Solectron settlement, the Company reversed $2.1 million of accrued vendor cancellation charges.

          As of March 31, 2003, the Company had $30.8 million of purchase obligations, of which $9.2 million are included on the balance sheet as accrued vendor cancellation charges. The remaining obligations are expected to become payable at various times throughout 2003.

Net Loss Per Share

          A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2003	2002

Net loss	$(23,989)	$(4,090)

Shares used in computing basic and diluted net loss per share	73,710	72,453

Basic and diluted net loss per share	$(0.33)	$(0.06)

          Options to purchase 13,594,894 and 19,608,155 shares of common stock were outstanding at March 31, 2003 and March 31, 2002, respectively, and warrants to purchase 425,593 and 2,408,300 shares of common stock were outstanding at March 31, 2003 and March 31, 2002, respectively, but were not included in the computation of diluted net loss per share, since the effect is antidilutive.

Accumulated Other Comprehensive Loss

          Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of net unrealized gains or losses on short-term investments and accumulated net foreign currency translation gains or losses.

The following are the components of comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2003	2002

Net loss	$(23,989)	$(4,090)
Cumulative translation adjustments	30	(235)
Change in unrealized loss on available- for-sale investments	(223)	(875)

Total comprehensive net loss	$(24,182)	$(5,200)

Impact of Recently Issued Accounting Standards

          In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123” (SFAS No. 148). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the annual disclosure provisions of SFAS No. 148 in its quarterly financial reports in the first quarter of 2003. As the adoption of this standard involves disclosures only, the Company did not and does not expect a material impact on its results of operations, financial position or liquidity.

2. Contingencies

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

          On September 3, 2002, Uniscor Ltd. (an Israeli company under voluntary liquidation) and Flextronics (Israel) Ltd., an Israeli company, (Flextronics) filed a claim with the Tel Aviv District Court in Israel against the Company and Radwiz, the Company’s subsidiary, alleging that damages of NIS 25,000,000 (approximately $5 million US dollars) were caused to them by the Company’s alleged failure to comply with its contractual obligations to accept and pay for components manufactured by Flextronics in the first quarter of 2001 pursuant to projections it had received from Radwiz. The Company filed a statement of defense denying the allegations, after which the parties accepted the Court’s recommendation to transfer the case to non-binding mediation.

          On January 19, 2003, Omniband Group Limited, a Russian company, (Omniband) filed a request for arbitration with the Zurich Chamber of Commerce, claiming damages in an amount of $2,094,970 allegedly caused by the Company’s breach of an agreement to sell to Omniband certain equipment pursuant to an agreement between Omniband and Radwiz Ltd., the Company’s subsidiary, dated February 22, 2000. The Company believes that the allegations are baseless and intends to present a vigorous defense in the arbitration proceedings.

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

3.	Operating Segment Information

          Since late 2000, the worldwide telecom and satellite industries have experienced severe downturns that have resulted in significantly reduced purchases of new broadband equipment. Because of this overall drop in demand, the Company has refocused its efforts on the cable industry, and has significantly reduced its investment in the telecom and satellite businesses. Consequently, beginning in 2003, the Company’s previously reported Telecom segment no longer meets the quantitative threshold for disclosure and the Company now operates as one business segment. Therefore, segment disclosure for the three months ended March 31, 2003 is not provided.

          Prior to December 31, 2002, the Company operated primarily in two principal operating segments: Cable Broadband Access Systems (Cable) and Telecom Carrier Access Systems (Telecom). The Cable segment consisted primarily of TeraComm System, TJ line of DOCSIS cable modems, Bluewave line of DOCSIS Cable Modem Termination Systems (CMTS), and the CherryPicker family of Digital Video Management Systems that are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The Telecom segment consisted primarily of MiniPlex DSL Systems, IPTL Converged Voice and Data Service System and MainSail products, which are sold to providers of broadband services for the deployment of voice and data services over the existing copper wire infrastructure. The Company determined these reportable operating segments based upon how the businesses were managed and operated.

          Information on reportable segments is as follows (in thousands):

Three months
ended
March 31,
2002

Cable Broadband Access Segment:
Total Cable revenues	$54,625
Depreciation expense	$2,485
Operating loss	$(657)
Telecom Broadband Access Segment:
Total Telecom revenues	$2,593
Depreciation expense	$363
Operating loss	$(3,279)

Three months
ended
March 31,
2002

Total revenues	$57,218
Total depreciation expense	$2,848
Operating loss:
Operating loss by reportable segments	$(3,936)
Unallocated amounts:
Interest and other income (expense), net	(148)
Income tax expense	(6)

Net loss	$(4,090)

	Three months ended March 31,
	2003	2002

Revenues by product:
Cable products	$17,587	$44,284
Video products	2,833	6,482
MiniPlex products	793	1,559
Other products	1,055	4,893

Total revenues	$22,268	$57,218
Revenues by geographic areas:
United States	$13,048	$9,645
Canada	2,595	7,112
Europe	2,522	8,038
Israel	343	—
Japan	3,135	21,081
Asia, excluding Japan	625	10,906
South America	—	436

Total	$22,268	$57,218

December 31,
2002

Assets:
Cable Broadband Access Segment	$217,531
Telecom Broadband Access Segment	58,179

Total assets	$275,710

	March 31,	December 31,
	2003	2002

Long-lived assets:
United States	$24,040	$28,169
Canada	791	787
Europe	166	170
Israel	3,384	3,442
Asia	180	207
South America	—	118

Total long-lived assets	28,561	32,893
Total current assets	211,787	242,817

Total assets	$240,348	$275,710

          Three customers accounted for 10% or more of total revenues (26%, 14%, and10%) for the three months ended March 31, 2003. Three customers accounted for 10% or more of total revenues (36%, 10%

and 10%) for the three months ended March 31, 2002. No other customer accounted for more than 10% of revenues during these periods.

4. Restructuring Charges and Asset Write-offs

Restructuring

          2003 Restructuring

          During the first quarter of 2003, the Company’s Board of Directors approved a new restructuring plan to continue to conform the expense and revenue levels and to better position the Company for future growth and eventual profitability. The Company incurred restructuring charges in the amount of $2.8 million related to employee termination costs. At March 31, 2003, restructuring charges of $0.9 million remain accrued. As of March 31, 2003, the employment of 77 employees has been terminated throughout the Company, and the Company paid $1.9 million in termination costs. The Company anticipates that the remaining employee termination costs related to employee benefits as well as severance for an additional 4 employees will be substantially paid in the second quarter of 2003.

          A summary of the 2003 accrued restructuring charges is as follows (in thousands):

Involuntary
Terminations

Total charge	$2,745
Cash payments	(1,876)

Balance at March 31, 2003	$869

          2002 Restructuring

          During the third quarter of 2002, the Company’s Board of Directors approved a restructuring plan to conform the expense and revenue levels and to better position the Company for future growth and eventual profitability. The Company incurred restructuring charges in the amount of $3.6 million of which $2.3 million related to employee termination costs and the remaining $1.3 million related to costs for excess leased facilities. At March 31, 2003, restructuring charges of $1.3 million remain accrued. As of March 31, 2003, the employment of all 153 employees has been terminated throughout the Company, and the Company paid $2.2 million in termination costs and $0.1 million in excess facility costs. The Company anticipates the remaining restructuring accrual, primarily relating to excess leased facilities, will be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

          The following table summarizes the costs and activities during 2003, related to the 2002 restructuring (in thousands):

		Excess Leased
		Facilities and
	Involuntary	Cancelled
	Terminations	Contracts	Total

Balance at December 31, 2002	$88	$1,422	$1,510
Cash Payments	(88)	(171)	(259)

Balance at March 31, 2003	$—	$1,251	$1,251

          2001 Restructuring

          During 2001, the Company’s Board of Directors approved a restructuring plan to streamline the Company’s organizational structure worldwide. The Company incurred restructuring charges in the amount of $12.7 million in fiscal year 2001 of which $4.9 million remained accrued at March 31, 2003. Of the total restructuring charges recorded during fiscal year 2001, $3.2 million related to employee termination costs throughout the Company, and the remaining $9.5 million related primarily to costs for excess leased facilities. The Company anticipates utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

          The following table summarizes the costs and activities during 2003, related to the 2001 restructuring (in thousands):

	Excess Leased
	Facilities and
	Cancelled
	Contracts	Total

Balance at December 31, 2002	$5,243	$5,243
Cash Payments	(393)	(393)

Balance at March 31, 2003	$4,850	$4,850

Asset Write-offs

          For the three months ended March 31, 2003, the Company wrote off $0.4 million of fixed assets, which were determined to have no remaining useful life. No assets were written-off during the three months ended March 31, 2002.

5.	Advertising

          In December 2001, the Company entered into co-marketing arrangements with Shaw Communications, Inc. (Shaw) and Rogers Communications, Inc. (Rogers), a related party (see Note 6). The Company paid $7.5 million to Shaw and $0.9 million to Rogers, and recorded these amounts as other current assets. In July 2002, the Company began amortizing these prepaid assets and charging them against Cable revenues in accordance with EITF 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” The Company will continue to charge the amortization of these assets against revenues in each of the next three quarters through December 31, 2003, the term of the related arrangements, at the rate of $1.4 million per quarter. Amounts charged against revenues in the first quarter of 2003 totaled approximately $1.4 million.

6.	Related Party Transactions

          Lewis Solomon, a member of the Company’s Board of Directors and chairman of the Company’s Audit Committee is also a member of the Board of Directors of Harmonic, Inc. (Harmonic). In April 2002, the Company entered into a reseller agreement with Harmonic to sell certain of the Company’s products. The agreement appoints Harmonic as an authorized, non-exclusive reseller of certain of the Company’s video products. For the three months ended March 31, 2003, related party revenue includes $0.4 million of revenue from Harmonic. The Company recorded $50,000 of revenue related to Harmonic for the three months ended March 31, 2002.

          Alek Krstajic, a member of the Company’s board of directors, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers until January 2003. For the three months ended March 31, 2003 the Company recognized $1.3 million of revenue related to Rogers, net of amortization of co-marketing expense (See Note 5). For the three months ended March 31 2002, the Company recognized revenue of $5.6 million in connection with product shipments to Rogers. In May 2003, Rogers will no longer be a related party to the Company.

          Cost of related party product revenues consist of direct product costs in cost of goods sold in the Company’s consolidated statements of operations. No indirect costs are applied to the cost of related party revenue. Accounts receivable from Rogers and Harmonic totaled approximately $1.8 million at March 31, 2003. Accounts receivable from Rogers totaled approximately $5.1 million at March 31, 2002. None of the related parties is a supplier to the Company.

7.	Product Warranties

          The Company provides for estimated product warranty expenses when it sells the related products. Because warranty estimates are forecasts that are based on the best available information – mostly historical claims experience - claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties for the three months ended March 31, 2003, is as follows (in thousands):

		Additions	Charges
	Balance at	Charged to	for Warranty	Balance at
	Beginning of	Costs and	Services	End of
	Period	Expenses	Provided	Period

Warranty reserve	$8,607	243	(1,163)	$7,687

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

Overview

          We are an experienced partner for broadband service providers, but are primarily focused on cable operators. Our mission is to deliver innovative broadband data, video and voice solutions for the deployment of revenue-generating services today and tomorrow. We sell our products to cable operators and other providers of broadband services through direct sales forces in North America, Europe and Asia. We also distribute our products through resellers and system integrators. Our products consist of Data Over Cable Service Interface Specification (DOCSIS) standards based products, our proprietary Synchronous Code Division Multiple Access (S-CDMA) products, our CherryPicker digital video management system and the Multigate telephony and data access system, which are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure.

          Since late 2000, the worldwide telecom and satellite industries have experienced severe downturns that have resulted in significantly reduced purchases of new broadband equipment. Because of this overall drop in demand, we have refocused our efforts on the cable industry, and have significantly reduced our investment in the telecom and satellite businesses. Consequently, beginning in 2003, we operate as one business segment.

          Our customers, which primarily consist of U.S. and international cable operators, are currently moving towards products which are “standards-based” or, in other words, based on a set of generally accepted industry standards. We have developed a new line of products that incorporate the DOCSIS standard technologies and to establish ourselves through this new product line as a supplier to the DOCSIS market. Currently, we are the only vendor to the cable industry with a DOCSIS 2.0 qualified Cable Modem Termination Systems (CMTS) and a complete, end-to-end DOCSIS 2.0 cable data system. Our revenues from proprietary S-CDMA systems are declining as we are in a transitional period of launching our DOCSIS-based systems. As a supplier of standards-based products, we face a more competitive market. These standards are shared, at no cost, with us and our competitors, which means that it will be increasingly difficult for us to differentiate our products to compete with other companies who are producing similar products. Consequently, we will need to find other ways (i.e. price, quality, level of service) to differentiate ourselves from our competitors. In the current marketplace, we have been affected by the move to standards-based products through increased competition, which has driven down average selling prices (ASPs) sharply. These ASP decreases, without a corresponding decrease in the cost of good sold, could cause us to not be successful in transitioning to a standards-based technology.

          We had a net loss of $24.0 million and $4.1 million for the three months ended March 31, 2003 and March 31, 2002, respectively. We had an accumulated deficit of $961.2 million as of March 31, 2003. Our operating expenses are based in part on our expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. We anticipate that we will spend approximately $4 million to $6 million on capital expenditures during the year ending December 31, 2003. Anticipated capital expenditures consist of purchases of computer hardware, furniture and leasehold improvements for our facilities, and software and equipment. We expect to continue to incur losses for the foreseeable future.

Critical Accounting Policies

          There have been no material changes to our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Three Months Ended March 31, 2003 and 2002

Revenues

	For the three months ended
	March 31,		% Change
	2003	2002	2003/2002

Product revenues	$22,268	$57,218	(61)%

          We sell our products directly to broadband service providers, and to a lesser extent, resellers and system integrators. Revenues related to product sales are recognized when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the selling price is fixed or determinable, and (4) collectibility is reasonably assured. A provision is made for estimated product returns as product shipments are made. Our existing agreements typically do not grant return rights beyond those provided by the warranty.

          Revenues consist primarily of sales of products to new and existing customers providing broadband services. Our revenues decreased 61% to $22.3 million for the three months ended March 31, 2003 from $57.2 million in the same period in 2002. Revenues in North America, which includes the United States and Canada, decreased to $15.6 million in the first quarter of 2003, down from $16.8 million in the first quarter of 2002. Three customers accounted for 50% and 56% of our total revenues for the three months ended March 31, 2003 and March 31, 2002, respectively. This decrease in total revenues and decrease in North American revenues were primarily due to the slowdown in the general economy, constraints on technology-related capital spending by cable service providers and increased competition. Additionally, our decrease in revenue continues to reflect the challenge of transitioning from our proprietary products to standards-based products during a period of difficult market conditions including significant declines in the Average Selling Prices (ASPs) of our modems over the past two years.

          During 2002, the cable industry moved to purchase more standards-based DOCSIS products as opposed to our proprietary modems and head-ends, and we faced increasingly strong competition from multiple vendors, which unfavorably impacted revenues. Further, in 2002, we were unfavorably impacted by declines in ASPs of our modems. The intensely competitive nature of the market for broadband products resulted in significant price erosion in 2002. In recent months, we have seen some stabilization of ASPs of our modems, but ASPs are down significantly from the three months ended March 31, 2002 as compared to March 31, 2003. A key component of our strategy is to decrease the cost of manufacturing our products to offset the declines in ASPs. We intend to continue to implement cost reduction efforts, including design changes and manufacturing efficiencies.

	For the three months ended
	March 31,		% Change
	2003	2002	2003/2002

Related party revenues:
Rogers revenues	$1,438	$5,609	(74)%
Harmonic revenues	375	50	650%
Co-marketing agreement	(153)	—

Total related party revenues	$1,660	$5,659	(71)%

          Related party revenues decreased 71% to $1.7 million for the three months ended March 31, 2003 from $5.7 million in the same period in 2002. Related party revenues in 2003 and 2002 include revenues from Rogers Communications, Inc. (Rogers) and Harmonic, Inc. (Harmonic). Alek Krstajic, a member of our board of directors, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers until January 2003. Effective in May 2003, Rogers will no longer be a related party to us. Lewis Solomon, another member of our board of directors, is a member of the board of directors of Harmonic. The decline in related party revenues is primarily due to the same economic and competitive pressures discussed above. None of our related parties is a supplier to us.

          In December 2001, we entered into co-marketing arrangements with Shaw Communications, Inc. (Shaw) and Rogers Communications, Inc. (Rogers). We paid $7.5 million to Shaw and $0.9 million to Rogers, and recorded these amounts as other current assets. In July 2002, we began amortizing these prepaid assets and charging them against revenues in accordance with EITF 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” We will continue to charge the amortization of these assets against revenues in each of the next four quarters through December 31, 2003 at the rate of $1.4 million per quarter. Amounts charged against revenues in the first quarter of 2003 totaled approximately $1.4 million of which $0.2 million was charged against related party revenues.

Cost of Goods Sold

	For the three months ended
	March 31,		% Change
	2003	2002	2003/2002

Cost of product revenues	$18,807	$26,571	(29)%
Cost of related party product revenues	786	5,156	(85)%

Total cost of goods sold	$19,593	$31,727	(38)%

          Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. Cost of goods sold for the three months ended March 31, 2003 included a reversal of approximately $2.9 million in special charges taken in 2001 for vendor cancellation charges and inventory previously considered to be in excess and obsolete. Additionally, we reserved $1.8 million of inventory considered to be in excess and obsolete. Cost of goods sold for the three months ended March 31, 2002 included a reversal of special charges of $11.4 million for vendor cancellation charges and inventory previously considered to be in excess and obsolete. We were able to negotiate downward certain vendor cancellation charges to terms more favorable to us, and we were able to sell inventory previously considered to be in excess and obsolete.

Gross Profit

	For the three months ended
	March 31,		% Change
	2003	2002	2003/2002

Gross profit	$2,675	$25,491	(90)%

          We achieved a gross profit of $2.7 million or 12% of revenues for the three months ended March 31, 2003 compared to a gross profit of $25.5 million or 45% of revenues for the three months ended March 31, 2002. The decrease in gross profit was primarily attributable to a 61% decline in revenue for the three months ended March 31, 2003 related to a decline in ASPs since March 31, 2002. Additionally, we were unable to decrease our cost of goods sold as quickly as the decrease in ASPs. During 2003, we may continue to see further decreases in our ASPs and continued pressure on our margins. We hope to mitigate pressure on our margins by producing lower cost products and increase revenues generated by our higher-margin head-end and video products. Any ASP decreases, without a corresponding decrease in our product costs, will likely have an adverse impact on our operating results through at least 2003. The decrease in gross profit was also related to a $2.9 million reversal of special charges compared to an $11.4 million reversal of special charges in the first quarter of 2002. We were able to reverse these provisions as we were able to negotiate downward certain vendor cancellation claims to terms more favorable to us, and were able to sell inventory originally considered to be in excess and obsolete.

Operating Expenses

	For the three months ended
	March 31,		% Change
	2003	2002	2003/2002

Research and development	$13,002	$16,940	(23)%
Sales and marketing	$6,729	$8,853	(24)%
General and administrative	$3,727	$3,634	3%

          Research and Development. Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, outside engineering consultants, equipment and supplies required to develop and enhance our products. Research and development expenses decreased 23% to $13.0 million or 58% of sales for the three months ended March 31, 2003, compared to $16.9 million or 30% of revenues for the three months ended March 31, 2002. The decrease in research and development expenses was attributable to $1.3 million of reductions in employee related expenses and a reduction of $0.4 million of outside engineering consultants. The decrease in research and development expense also included $1.3 million of reductions in purchases of materials costs incurred to develop prototypes, and other research and development expenses. Additionally, we have reduced research and development efforts by $0.9 million due to market conditions in the Telecom sector. We believe it is critical to continue to make significant investments in research and development to create innovative technologies and products that meet the current and future requirements of our customers. Accordingly, we intend to continue our investment in research and development primarily related to DOCSIS standards-based products. In connection with our worldwide restructuring plan announced on March 14, 2003, we currently expect research and development to decrease in 2003.

          Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses decreased 24% to $6.7 million or 30% of revenues for the three months ended March 31, 2003, compared to $8.9 million or 15% of revenues for the three months ended March 31, 2002. The decrease in sales and marketing expenses was primarily due to $2.0 million in reduced employee expenses due to lower headcount related to the restructuring, $0.3 million of decreased spending for outside consultants, and $0.3 million of decreased travel costs. These spending decreases were partially offset by $0.4 million of expenses related to increased tradeshow and other promotional activities. In connection with our worldwide restructuring plan announced on March 14, 2003, we currently expect sales and marketing expenses to continue to decrease in 2003.

          General and Administrative. General and administrative expenses consist primarily of salary and benefits for administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. General and administrative expenses increased 3% to $3.7 million or 17% of revenues for the three months ended March 31, 2003, compared to $3.6 million or 6% of revenues for the first three months of 2002. The increase was primarily due to $0.3 million of severance expense related to the termination of an officer, partially offset by lower headcount related to the restructuring in late March 2003. In connection with our worldwide restructuring plan announced on March 14, 2003, we currently expect general and administrative expenses to continue to decrease in 2003.

Restructuring Costs and Asset Write-offs

	For the three months ended
	March 31,		% Change
	2003	2002	2003/2002

Restructuring charges	$2,745	$—	—
Long-lived asset write-offs	417	—	—

Restructuring costs and asset write-offs	$3,162	$—	—

Restructuring Costs

          During the first quarter of 2003, our Board of Directors approved a restructuring plan to conform our expense and revenue levels and to better position us for future growth and eventual profitability. We incurred restructuring charges in the amount of $2.8 million related to employee termination costs. At March 31, 2003, restructuring charges of $0.9 million remain accrued. As of March 31, 2003, 77 employees have been terminated and we have paid $1.9 million in termination costs. We anticipate that the remaining employee termination costs related to employee benefits as well as severance for an additional 4 employees will be substantially paid in the second quarter of 2003. We anticipate realizing annualized savings of approximately $12 to $15 million from these actions combined with related operational savings, including the curtailment of certain programs and discretionary expenditures.

          A summary of the 2003 accrued restructuring charges is as follows (in millions):

Involuntary
Terminations

Total charge	$2,745
Cash payments	(1,876)

Balance at March 31, 2003	$869

Asset Write-offs

          In connection with the restructuring, for the three months ended March 31, 2003, we wrote-off $0.4 million of fixed assets, which were determined to have no remaining useful life. No assets were written-off for the three months ended March 31, 2002.

Non-operating Expenses

	For the three months ended
	March 31,		% Change
	2003	2002	2003/2002

Interest income	$902	$2,097	(57)%
Interest expense	$(837)	$(2,180)	(62)%
Other expense	$(40)	$(65)	(38)%

          Interest Income. Interest income decreased 57% to $0.9 million for the three months ended March 31, 2003 from $2.1 million in the same period in 2002. The decrease in interest income was primarily due to lower invested average cash balances due to the use of cash to repurchase Convertible Subordinated Notes (Notes) in 2001 and 2002 and usage of cash for operations, as well as lower interest rates.

          Interest Expense. Interest expense, which relates primarily to interest on our Notes due in 2007, decreased 62% to $0.8 million for the three months ended March 31, 2003 from $2.2 million in the same period in 2002, primarily due to the repurchase of a total of $434.9 million of the Notes in 2001 and 2002.

          Other Expense. Other expense is comprised primarily of realization of foreign currency translations and permanent gains or losses on investments. Other expense decreased 38% in 2003 compared to the same period in 2002, primarily due to favorable currency rates in Brazil.

Income Taxes

	For the three months ended
	March 31,
	2003	2002

Income Taxes	$(69)	$(6)

          We have generated operating losses since our inception. In the first three months of March 31, 2003 and March 31, 2002, we recorded an income tax expense of $69,000 and $6,000, respectively, which was related to foreign taxes.

Litigation

          Beginning in April 2000, several plaintiffs filed lawsuits against us and certain of our officers and directors in federal court. The plaintiff in the first of these lawsuits purported to represent a class whose members purchased our securities between February 2, 2000 and April 11, 2000. The complaint alleged that the defendants had violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. The allegations in the other lawsuits were substantially the same and, on August 24, 2000, all of these lawsuits were consolidated in the United States District Court, Northern District of California. The court hearing the consolidated action has appointed lead plaintiffs and lead plaintiffs counsel pursuant to the Private Securities Litigation Reform Act.

          On September 21, 2000, the lead plaintiffs filed a consolidated class action complaint containing factual allegations nearly identical to those in the original lawsuits. The consolidated class action complaint, however, alleged claims on behalf of a class whose members purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000. On October 30, 2000, defendants moved to dismiss the consolidated class action complaint. On March 14, 2001, after defendant’s motion had been fully briefed and argued, the court issued an order granting in part defendant’s motion and giving plaintiffs leave to file an amended complaint. On April 13, 2001, plaintiffs filed their first amended consolidated class action complaint. On June 15, 2001, defendants moved to dismiss this new complaint and oral argument on the motion occurred on December 17, 2001. On March 29, 2002, the court denied the defendants motion to dismiss. The parties are now in the discovery process. In addition, the court has certified the plaintiffs proposed class and scheduled trial to begin on November 4, 2003.

          The lawsuit seeks an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

          On October 16, 2000, a lawsuit was filed against us and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the California Superior Court, San Luis Obispo County. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc. (Bertram). The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by the defendants’ activity, and as the Court shall determine is not inconsistent with the exercise of the Court s jurisdiction. Plaintiffs seek equitable and injunctive relief. Defendants removed the Bertram case to the United States District Court, Central District of California and, on January 19, 2001, filed a motion to dismiss the complaint. A hearing on defendant’s motion was held March 26, 2001 and the court granted Defendants motion to dismiss the action and denied Plaintiffs motion requesting remand. On April 5, 2001, Defendants moved for an order requiring further proceedings, if any to take place in the Northern District of California. Plaintiffs did not oppose this motion and eventually entered into a stipulation to go forward in the Northern District. On July 9, 2001, a status conference was held in this case before Judge Patel. Plaintiffs did not appear for the conference, and the court requested that defendants submit an order dismissing the Bertram action with prejudice, which the defendants have submitted to the court. On August 7, 2002, the court held another conference at which it entered an order dismissing the Bertram case. The court s order permits the individual plaintiffs in the Bertram case to pursue any claims that they may have as members of the purported class in the related, consolidated class action discussed above. Plaintiffs have appealed this order, and the Court of Appeals has set a briefing schedule for the appeal.

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

          On September 3, 2002, Uniscor Ltd. (an Israeli company under voluntary liquidation) and Flextronics (Israel) Ltd., an Israeli company (Flextronics) filed a claim with the Tel Aviv District Court in Israel against us and Radwiz, our subsidiary, alleging that damages of NIS 25,000,000 (approximately $5 million US dollars) were caused to them by our alleged failure to comply with its contractual obligations to accept and pay for components manufactured by Flextronics in the first quarter of 2001 pursuant to projections it had received from Radwiz. We filed a statement of defense denying the allegations, after which the parties accepted the Court s recommendation to transfer the case to non-binding mediation.

          On January 19, 2003, Omniband Group Limited, a Russian company, (Omniband) filed a request for arbitration with the Zurich Chamber of Commerce, claiming damages in an amount of $2.1 million allegedly caused by our breach of an agreement to sell to Omniband certain equipment pursuant to an agreement between Omniband and Radwiz Ltd., our subsidiary, dated February 22, 2000. We believe that the allegations are without merit and intend to present a vigorous defense in the arbitration proceedings.

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

Liquidity and Capital Resources

          At March 31, 2003, we had approximately $97.3 million in cash and cash equivalents and $82.1 million in short-term investments. As of March 31, 2003, we had approximately $68.9 million of long-term obligations.

          In July 2000, we issued $500 million of 5% Convertible Subordinated Notes due in August 2007 (Notes), resulting in net proceeds to us of approximately $484.4 million. The Notes are our general unsecured obligation and are subordinated in right of payment to all of our existing and future senior indebtedness and to all of the liabilities of our subsidiaries. The Notes are convertible into shares of our common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. Interest is payable semi-annually. Debt issuance costs related to the Notes were approximately $15.6 million.

          Through March 31, 2003, we had repurchased approximately $434.9 million of the Notes for $171.0 million in cash and $17.9 million in stock, resulting in a gain on early retirement of debt of approximately $234.4 million net of related unamortized issuance costs of $11.6 million. We did not repurchase any Notes during the three months ended March 31, 2003.

          Cash used in operating activities for the three months ended March 31, 2003 was $26.8 million compared to $24.5 million used in the same period in 2002. For the three months ended March 31, 2003, significant uses of cash by operating activities included a $24.0 million net loss and a decrease of $5.8 million in accounts payable, accrued payroll and other accrued liabilities partially offset by $3.0 million of cash provided by reductions in inventory. For the three months ended March 31, 2002, cash used by operating activities included a $4.1 million net loss, a decrease of $14.5 million in accounts payable, interest paid on the Notes, accrued payroll, and other accrued liabilities partially offset by $7.1 million of cash provided by reductions in inventory .

          Cash provided by investing activities for the three months ended March 31, 2003 was $6.4 million, compared to cash used in investing activities of $4.8 million in the same period in 2002. Investing activities consisted primarily of the purchase and sale of short-term investments and fixed assets.

          Cash provided by financing activities was $0.6 million for the three months ended March 31, 2003, compared to $3.2 million in the same period in 2002. Financing activities primarily consisted of cash received through the exercise of stock options and shares issued through the stock purchase plan.

          In 2002, we entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was originally secured by a $9.0 million letter of credit which has been classified as restricted cash and is included as Other Assets on the Condensed Consolidated Balance Sheets. The letter of credit was reduced to $7.5 million in February 2003. This lease commitment is included in the table below. From time to time, our Chief Executive Officer, Dr. Rakib, uses the aircraft for personal use and reimburses us for this usage.

          The following summarizes our contractual obligations at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

		Payments Due by Period

		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years

Capital Lease Obligations	$0.1	$0.1	$—	$—	$—
Unconditional Purchase Obligations	30.8	30.8	—	—	—
Long Term Debt	68.9	—	2.1	65.1	1.7
Operating Lease Obligations	28.1	5.1	11.4	6.0	5.6
Aircraft Lease	5.7	1.1	3.0	1.6	—

Total Contractual Commitments	$133.6	$37.1	$16.5	$72.7	$7.3

          We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of March 31, 2003, we had approximately $30.8 million of purchase obligations, of which $9.2 million are included on the balance sheet as accrued vendor cancellation charges. The remaining obligations are expected to become payable at various times through mid-2003.

          Other commercial commitments, primarily required to support operating leases, are as follows (in millions):

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than	1-3	4-5	Over 5
	Committed	1 year	years	years	years
Deposits	$0.5	$0.5	$—	$—	$—
Standby Letters of Credit	8.4	0.7	—	7.5	0.2

Total Commercial Commitments	$8.9	$1.2	$—	$7.5	$0.2

          We believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under the risk factor “Our Operating Results May Fluctuate” below and elsewhere. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, all of which could have a material adverse effect on our business, financial condition and operating results.

Impact of Recently Issued Accounting Standards

          In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123"(SFAS No. 148). This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the annual disclosure provisions of SFAS No. 148 in our quarterly financial reports in the first quarter of 2003. As the adoption of this standard involves disclosures only, we did not and do not expect a material impact on our results of operations, financial position or liquidity.

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

We Have a History of Losses and May Continue to Incur Losses in the Future.

          It is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we have been shipping products in volume since the first quarter of 1998. As of March 31, 2003, we had an accumulated deficit of $961.2 million. We believe that we will continue to experience difficulties in selling our products at a profit and continue to operate with net losses for the foreseeable future. Moreover, we have had declining revenue since 2000. In the three-month period ended March 31, 2003, our revenues decreased 61% from the same period in 2002. Additionally, we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay in generating or decrease in anticipated revenues. For example, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price irrespective of whether we can subsequently use such quantities in our products. Because in the past, we have been unable to use all of the products that we purchased from our suppliers, we have taken vendor cancellation charges as a result of these fixed commitments, and we may have to take additional charges in the future if we are unable to use all of the products that we purchase from our suppliers. Further, we have been experiencing and will continue to experience declining ASPs of our products. We record an inventory charge to reduce our inventory to the lower of cost or market if average selling prices fall below the cost of these products. In addition, we have significant operating lease commitments for facilities and equipment that generally cannot be cancelled in the short-term without substantial penalties.

Our business may be adversely affected by delays in, or our failure to, commercialize new products, or reduce the cost of manufacturing our current products. Moreover, given the conditions in the broadband equipment market, the profit potential of our business remains unproven.

We May Experience Fluctuations in Our Operating Results and Face Unpredictability in Our Future Revenues.

          Our quarterly revenues have fluctuated and are likely to continue to fluctuate significantly in the future due to a number of factors, many of which are outside our control.

          Factors that affect our revenues include, among others, the following:

•	variations in the timing of orders and shipments of our products;

•	variations in the size of the orders by our customers and pricing concessions on volume sales;

•	new product introductions by competitors;

•	delays in our introduction of new products;

•	delays in our introduction of added features to our products;

•	delays in reducing the cost of our products;

•	delays in the commercialization of products that are competitive in the marketplace;

•	delays in our receipt of and cancellation of orders forecasted by customers;

•	variations in capital spending budgets of cable operators and other broadband service providers;

•	international conflicts, including the continuing conflict in Iraq, and acts of terrorism and the impact of adverse economic, market and political conditions worldwide; and

•	ability of our products to be qualified or certified as meeting industry standards.

          A variety of factors affecting our gross margin include, among others, the following:

•	the sales mix of our products;

•	the volume of products manufactured;

•	the type of distribution channel through which we sell our products;

•	the ASPs of our products;

•	the costs of manufacturing our products; and

•	the effectiveness of our cost reduction measures.

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

          Our operating expenses generally vary from quarter to quarter depending on the level of actual and anticipated business activities. However, a significant percentage of these operating expenses are fixed due to operating leases for our facilities and equipment. Also, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price. As of March 31, 2003, $30.8 million of purchase obligations are outstanding. Moreover, our research and development expenses fluctuate in response to new product development, and changing industry requirements and customer demands.

We Are Dependent on a Small Number of Customers and our Business Could be Harmed by the Loss of Any of These Customers or Reductions in Their Purchasing Volumes.

          The markets we serve have undergone and are continuing to undergo significant consolidation in both North America and internationally, as a limited number of cable operators control an increasing number of systems. For example, the top ten cable operators in the United States own and operate systems that service approximately 81% of homes that receive cable services in the United States, and the top ten cable operators in Europe own and operate systems that service approximately 53% of homes that receive cable services in Europe. As a result of the consolidation among cable operators, our revenue has been and will continue to be dependent on sales to the few leading cable operators worldwide and the continued consolidation may also reduce the number of potential customers. For example, three customers accounted for 50% and 56% of our total revenues for the three months ended March 31, 2003 and March 31, 2002, respectively. We may not succeed in attracting new customers as many of our potential customers have pre-existing relationships with our current or potential competitors and the continued consolidation of the cable industry reduces the number of potential customers. To attract new customers, we may be faced with intense price competition, which may affect our gross margins. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel their orders on short notice without significant penalties. The loss of any of our customers can have a material adverse effect on our results of operations. Further, any reduction in orders from a given customer can likewise have a material adverse affect on our results of operations.

The Sales Cycle for Certain of Our Products Is Lengthy, Which Makes Forecasting of Our Customer Orders and Revenue Difficult.

          The sales cycle for certain of our products, such as our CMTS, is lengthy, often lasting nine months to more than a year. Our customers generally conduct significant technical evaluations, including customer trials, of our products as well as competing products prior to making a purchasing decision. In addition, purchasing decisions may also be delayed because of our customer’s internal budget approval processes. Because of the lengthy sales cycle and the size of customer orders, if orders forecasted for a specific customer for a particular period do not occur in that period, our revenues and operating results for that particular quarter could suffer. Moreover, a portion of our expenses related to an anticipated order is fixed and difficult to reduce or change, which may further impact our revenues and operating results for a particular period.

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

          Additionally, the agreement that we signed with CableLabs to participate in the DOCSIS intellectual property pool may make it difficult for us to enforce our intellectual property rights against other companies. Certain cable equipment vendors manufacture and sell DOCSIS based and DOCSIS certified and qualified product without sublicensing from CableLabs the technology in the CableLabs intellectual property pool. Due to the interests of cable operators in having as many equipment vendors as possible, we may feel constrained by competitive pressures from pursuing the enforcement of our intellectual property rights against our competitors that have not entered into sublicenses with CableLabs. Moreover, if we seek to enforce our intellectual property rights against other equipment manufacturers that access technology from the CableLabs intellectual property pool, our license to the technology in the pool may be jeopardized. Certain contributors of technology to the CableLabs intellectual property pool are our competitors and may elect to revoke our license to their technology if we attempt to enforce our intellectual property rights against them.

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

          DOCSIS specifications have not yet been accepted in Europe and Asia, although an increasing number of Asian cable operators are requiring product to be DOCSIS qualified or certified. An alternate specification for cable products, called the Euro-DOCSIS specification, has been formalized by tComLabs, a cable technology consortium of European cable operators, and some European and Asian cable operators have embraced it. We intend to develop and sell products that comply with the Euro-DOCSIS specification, which may require the contribution of certain of our technologies, including our proprietary S-CDMA technology, to the Euro-DOCSIS specification. We may be unsuccessful in these efforts, and even if we are successful, we may face some of the same risks associated with our contribution of intellectual property to CableLabs DOCSIS intellectual property pool.

We Need to Certify and Qualify Our New and Existing Products to Meet Industry Specifications in Order to Remain Competitive.

          Major cable operators worldwide have endorsed the DOCSIS and PacketCable specifications and rarely purchase equipment that is not certified or qualified as compliant with these specifications. Cable operators have chosen to purchase only products meeting industry specifications because the specifications enable interoperability among products from multiple vendors, which leads to increased competition among equipment manufacturers and consequently lowers product ASPs. Consequently, our future success depends on our ability to compete effectively in this marketplace by developing, marketing and selling products that are certified and qualified to industry standards in a timely fashion and in a cost effective manner.

          The DOCSIS and PacketCable specifications are promulgated by CableLabs. Currently these specifications have been widely adopted by cable operators in North America and by some cable operators in Asia, Latin America and Europe. The Euro-DOCSIS specifications have been developed by tComLabs specifically to meet the requirements of European operators, and have found some acceptance in China as well. There is no guarantee that our products will be DOCSIS, EuroDOCSIS or PacketCable certified or qualified. If we are unable to certify or qualify our products as DOCSIS, EuroDOCSIS or PacketCable compliant in a timely manner, we may be unable to sell our products and may lose some or all of any advantage we might otherwise have had, and our future operating results may be adversely affected.

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

          Developing products to meet these various industry specifications has several risks. The first is the cost and effort to engineer standards-based products and to then prepare them for compliance testing. Not only do we have to certify or qualify new products, but any of our currently certified or qualified products must be re-certified or re-qualified should they be changed in any way. Second, there is no guarantee that these products will be certified or qualified as meeting these specifications in a timely fashion, if ever. Because most cable operators purchase only those products that have been certified or qualified as meeting these specifications, it is highly unlikely that we will be able to sell our products until they achieve certification or qualification, which can be a lengthy process. As a result, we may incur significant research and development expenses to develop new products that may not receive certification or qualification and we cannot recoup the costs of these research and development expenses by marketing uncertified or unqualified products. Moreover, a consequence of cable operators only purchasing products certified or qualified as meeting industry specifications is the increased competition between equipment vendors, which has resulted in a steady and ongoing decline in equipment prices as vendors compete for cable operators’ business. Third, there is no guarantee that we will be able to support all future cable industry specifications, which will likely have an adverse impact on our future revenues.

Average Selling Prices of Broadband Equipment Continue to Decline, Which is Decreasing Our Gross Margins.

          The broadband equipment market has been characterized by erosion of product ASPs. We expect this erosion to continue. The ASPs for our products are likely to continue to decline due to competitive pricing pressures, promotional programs and customers possessing strong negotiating positions who require price reductions as a condition of purchase. In addition, we believe that the widespread adoption of industry specifications, such as the DOCSIS and EuroDOCSIS specifications, is further eroding ASPs as cable modems and other similar CPE become commodity products. Decreasing ASPs could result in decreased revenues even if the number of units sold increases. Decreasing ASPs may also require us to sell our products at much lower gross margin than in the past, and in fact, we may sell products at a loss. The primary reason that our gross profits have declined year-over year is the decline in product ASPs. As a result, we may experience substantial period-to-period fluctuations in future revenue, gross margin and operating results due to ASP erosion. Therefore, we must continue to develop and introduce on a timely basis and a cost-effective manner new products or next-generation products with enhanced functionalities that can be sold at higher gross margins. Our failure to do this could cause our revenues and gross margin to decline further.

We Must Achieve Cost Reductions to Attain Profitability.

          As product ASPs and revenue have declined in recent years, we have not sufficiently decreased our costs, including operating expenses and the costs associated with our products, to offset declining ASPs and revenue. This has resulted in increased losses and thus making it difficult for us to attain profitability. We have experienced a decrease in revenue, which was, in large part, due to declining product ASPs. In order to achieve profitability, we must significantly reduce our operating expenses and the cost of our products.

          We have made several attempts to lower our operating expenses. Although we have implemented expense reduction and restructuring plans in the past, including the latest restructuring in March 2003, that have focused on cost reductions and operating efficiencies, we have not been successful in lowering our operating expenses to keep pace with the decline in revenues, and we cannot be certain that our future efforts to implement operating expense reduction will be successful. A large portion of our expenses, including rent, and operating lease expenditures, is fixed and difficult to reduce or change. Accordingly, if our revenue does not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition and results of operations could be materially and adversely affected.

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

          Cable operators must also compete with other service providers in the delivery of services to their customers. CLECs, ILECs, satellite TV and broadband service providers are aggressively competing with the cable industry to deliver broadband services via DSL or satellite broadcast technologies. We cannot accurately predict the future growth rate or the ultimate size of the market for broadband services delivered via cable. The success of CLECs, ILECs, satellite TV and other broadband service providers may slow or hamper the continued acceptance of cable operators in delivering broadband services, which in turn may impact demand for our products by cable operators.

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

          In addition, we anticipate that the North American cable modem market may at some point shift to a consumer purchase model. If this occurs, our success will depend on our ability to effectively sell our products in the consumer market. We may not have the capital required or the necessary personnel or expertise to develop these distribution channels. Also, some of our competitors, including Motorola and Thomson Consumer Electronics, have well-established retail distribution capabilities and existing brands with market acceptance that would provide them with a significant competitive advantage.

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

We May Fail to Accurately Forecast Customer Demand For Our Products.

          The nature of the cable industry makes it difficult for us to accurately forecast demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of products or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We had purchase obligations of approximately $30.8 million as of March 31, 2003, primarily to purchase minimum quantities of materials and components used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate.

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

There Are Many Risks Associated with International Operations.

          We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. For the three months ended March 31 2003 and March 31, 2002, approximately 41%, and 86%, respectively, of our net revenues were from customers outside of the U.S. International sales are subject to a number of risks, including the following:

•	changes in foreign government regulations and communications standards;

•	export license requirements, tariffs and taxes;

•	trade barriers;

•	difficulty in protecting intellectual property;

•	difficulty in collecting accounts receivable;

•	currency fluctuations;

•	difficulty in managing foreign operations; and

•	political and economic instability.

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

          While we generally invoice our foreign sales in U.S. dollars, we invoice the majority of our sales in Europe in Euros. Since we have also elected to take payment in Euros from our customers in Europe and may elect to take payment in other foreign currencies, we are exposed to losses as the result of foreign currency fluctuations. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to those foreign customers could result in decreased sales.

Our Business May Be Affected By Conditions In Israel.

          We have significant operations in Israel. Our operations in Israel consist primarily of research and development, and to a lesser extent sales and manufacturing. Revenues generated by our business in Israel were $0.8 million and $5.1 million for the three months ending March 31, 2003 and March 31, 2002, respectively. Our research and development operations may be significantly affected by conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have continued to escalate over the past year, which could disrupt some of our operations. We could be adversely affected by any major hostilities involving Israel. As a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. A number of our employees based in Israel are currently obligated to perform annual military reserve duty and are subject to being called to active duty at any time under emergency circumstances. We cannot assess the full impact of these requirements and the hostilities on our workforce, business or operations if conditions should change, and we cannot predict the effect of any expansion or reduction of these obligations or the hostilities.

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

          Many of our current and potential competitors have greater financial, technical, marketing, distribution, customer support and other resources, as well as better name recognition and access to customers than we do. The widespread adoption of DOCSIS and other industry standards has and is likely to continue to cause increased price competition. We believe that the adoption of these standards have resulted in and are likely to continue to result in lower ASPs for our products. Any increased price competition or reduction in sales of our products, particularly our higher margin head-end products, has resulted and will continue to result in decreased revenue and downward pressure on our gross margin. These competitive pressures have and are likely to continue to adversely impact our business.

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

          Highly skilled employees with the education and training that we require, especially employees with significant experience and expertise in both data networking and radio frequency design, are in high demand. We may be unable to continue to attract and retain qualified personnel necessary for the development of our business. We do not have key person insurance coverage for the loss of any of our employees. Any officer or employee can terminate his or her relationship with us at any time. Our employees are not bound by non-competition agreements with us.

Our Business Is Subject to the Risks of Product Returns, Product Liability and Product Defects.

          Products like ours are very complex and can frequently contain undetected errors or failures, especially when first introduced or when new versions are released. Despite testing, errors may occur. The occurrence of errors could result in product returns and other losses to us and/or our customers. This occurrence could result in the loss of or delay in market acceptance of our products. We have limitation of liability provisions in our standard terms and conditions of sale. However, these terms and conditions may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. The sale and support of our products entails the risk of product liability claims. In addition, any failure by our products to properly perform could result in claims against us by our customers. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

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

          Even if they are granted, the claims covered by any patent may be reduced from those included in our applications. Any patent might be subject to challenge in court and, whether or not challenged, might not be broad enough to prevent third parties from developing equivalent technologies or products without a license from us.

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

          CableLabs DOCSIS 2.0 specification includes two modulation techniques, S-CDMA and A-TDMA. In connection with the development of the DOCSIS 2.0 specification by CableLabs, we entered into an agreement with CableLabs, on a royalty-free basis, whereby we licensed to CableLabs many of our intellectual property rights to the extent that such rights may be asserted against a party desiring to design, manufacture or sell DOCSIS-based products, including DOCSIS 2.0-based products. This license agreement grants to CableLabs the right to sublicense our intellectual property, including our intellectual property rights in our S-CDMA patents, to manufacturers that compete with us in the marketplace for DOCSIS based products.

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

Our Indebtedness Could Adversely Affect our Financial Condition; We May Incur Substantially More Debt.

          As of March 31, 2003, we had approximately $68.9 million of long-term obligations. This level of indebtedness may adversely affect our stockholders by:

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

          In addition, the stock markets in general, and the NASDAQ National Market and the stock price of broadband services and technology companies in particular, have experienced extreme price and volume volatility and a significant cumulative decline since the second quarter of 2000. This volatility and decline has affected many companies irrespective of or disproportionately to the operating performance of these companies. Additionally, industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance.

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

We May Not Be Able to Raise Additional Funds to Continue Operating Our Business.

          Our main source of liquidity continues to be our unrestricted cash on hand. In addition and as a result of our history of operating losses, we expect to continue to use our unrestricted cash to fund operating losses in the future. We believe that our current unrestricted cash on hand should be adequate to fund our working capital needs through at least the next twelve months. However, if our operating losses are more severe than expected or continue longer than expected, we may find it necessary or desirable to seek other sources of financing to support our capital needs and provide available funds for working capital. Given the current state of the telecommunications industry (including equipment manufacturers that supply products to the telecommunications industry) and the capital markets, there are few available sources of financing. Commercial bank financing may not be available to us on acceptable terms. Accordingly, any plan to raise additional capital, if available to us, would likely involve an equity-based or equity-linked financing, such as the issuance of convertible debt, common stock or preferred stock, which would be dilutive to our stockholders. If we are unable to procure additional working capital, as necessary, we may be unable to continue operations.

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

Products Currently Under Development May Fail to Realize Anticipated Benefits.

          The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life. The pursuit of necessary technological advances and the development of new products require substantial time and expense. For example, we made ten acquisitions during the period between 1999 and 2000. Due to various economic conditions, none of the products from our acquired businesses have achieved the level of market acceptance that was forecasted at the time of their acquisitions. Additionally, certain product groups have not achieved the level of technological development needed to be marketable or to expand the market. As a result, we recorded an aggregate of approximately $576.8 million related to impairment charges and write-down of in-process research and development related to the acquired technologies, both of which negatively impacted our operating results. We cannot assure you that technologies currently under development will achieve feasibility or that even if we are successful, the developed product will be accepted by the market. We may not be able to recover the costs of existing and future product developments and our failure to do so may materially and adversely impact our business, financial condition and results of operations.

We Are Exposed to the Credit Risk of Our Customers and to Credit Exposures in Weakened Markets, Which Could Result in Material Losses.

          Most of our sales are on an open credit basis, with payment terms of 30 days typically in the United States, and because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such an open credit arrangement, seek to limit such open credit to amounts we believe the customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced a request for customer financing and facilitation of leasing arrangements, which we have not provided to date and do not expect to provide in the future. We expect demand for enhanced open credit terms, for example, longer payment terms, customer financing and leasing arrangements to continue and believe that such arrangements are a competitive factor in obtaining business. Our decision not to provide these types of financing arrangements may adversely affect our ability to sell product, and therefore, our revenue, operations and business.

          Because of the current slowdown in the global economy, our exposure to credit risks relating to sales on an open-credit basis has increased. Although we monitor and attempt to mitigate the associated risk, including monitoring customers located in certain geographic areas, there can be no assurance that our efforts will be effective in reducing credit risk. Additionally, there have been significant insolvencies and bankruptcies among our customers, which have and may continue to cause us to incur economic and financial losses. For example, we recorded a loss of $0.9 million related to the settlement of all outstanding accounts receivables due from Net Servicos, a customer. There can be no assurance that additional losses would not be incurred and that such losses would not be material. Although these losses have generally not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

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

          Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

          We made ten acquisitions during the period between 1999 and 2000. Due to various economic conditions, none of the products from our acquired businesses have achieved the level of market acceptance that was forecasted at the time of their acquisitions. Additionally, certain product groups have not achieved the level of technological development needed to be marketable or to expand the market. We recorded impairment losses of approximately $4.0 million and $572.8 million of intangible assets related to these acquisitions in December 31, 2002 and 2001. As of March 31, 2003, no intangible assets from these acquisitions remain.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

          Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 50 basis point increase in interest rates would result in an approximate $161,000 decline (less than 1%) in the fair value of our available-for-sale securities.

Foreign Currency Risk.

          A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions from Belgium, United Kingdom, Hong Kong, Canada, and Israel denominated in local currencies. A hypothetical adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $0.5 million.

          All of the potential changes noted above are based on sensitivity analyses performed on our financial positions at March 31, 2003. Actual results may differ materially.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See “Litigation” under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. OTHER INFORMATION

     Due to a typographical error, the Summary Compensation Table in the Company's Proxy Statement on Schedule 14A relating to the 2003 Annual Stockholders Meeting incorrectly stated that Dr. Rakib and Mr. Rakib each received a stock option to purchase 800,000 shares of the Company's common stock during the fiscal year ended December 31, 2002. Dr. Rakib and Mr. Rakib actually received no stock option grants in fiscal 2002. The following table shows the correct 2003 Summary Compensation Table that should have been included in the Proxy Statement:

Compensation of Executive Officers

Summary of Compensation

      The following table shows for the fiscal years ended December 31, 2002, 2001 and 2000, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and its other two most highly compensated executive officers at December 31, 2002 (Named Executive Officers). There were no other Named Executive Officers of the Company during 2002.

Summary Compensation Table

						Long-Term Compensations

		Annual Compensation				Awards			Payouts
					Other	Restricted	Securities
					Annual	Stock	Underlying		LTIP	All Other
		Salary		Bonus	Compensation	Awards	Options/		Payouts	Compensation
Name and Principal Position	Year	($)		($)	($)	($)	SARs (#)		($)	($)

Dr. Zaki Rakib	2002	450,000		—	—	—	—		—	25,500	(1)(3)
Chief Executive	2001	450,000		—	—	44,374 (8)	800,000	(8)	—	136,630	(1)(2)(4)
Officer and	2000	450,000		105,000	—	—	800,000	(8)	—	—
Secretary

Mr. Shlomo Rakib	2002	450,000		—	—	—	—		—	450	(3)
Chairman of the	2001	450,000		—	—	44,374 (8)	800,000	(8)	—	95,324	(2)(4)
Board and President	2000	450,000		105,000	—	—	800,000	(8)	—	—

Carol W. Lustenader	2002	226,667	(5)	—	—	—	—		—	469	(3)
Chief Financial	2001	180,833	(5)	—	—	78,649	127,002	(9)	—	3,469	(4)(6)
Officer(7)	2000	130,395		26,918	—	—	—		—	—

(1)	Includes $25,200 and $24,700 of compensation paid by the Company on behalf of Dr. Rakib for an apartment in Israel in 2002 and 2001, respectively. In 2002, Dr. Rakib paid $35,000 to reimburse the Company for his cost related to personal usage of a corporate aircraft calculated in accordance with Internal Revenue Service guidelines. This amount is not included in All Other Compensation above, and may not be sufficient to cover all of the costs associated with his personal usage of the corporate aircraft in 2002.

(2)	Includes $111,630 of accrued and unused vacation paid to Dr. Rakib in 2001 and $95,024 for accrued and unused vacation paid out to Mr. Rakib in 2001.

(3)	Includes $300, $450, and $469 contributed by the Company for premiums under a group term life insurance policy on behalf of Dr. Rakib, Mr. Rakib, and Ms. Lustenader, respectively, in 2002.

(4)	Includes $300, $300, and $469 contributed by the Company for premiums under a group term life insurance policy on behalf of Dr. Rakib, Mr. Rakib, and Ms. Lustenader, respectively, in 2001.

(5)	On an annualized basis, Ms. Lustenader’s salary was $220,000 in 2002 and $180,000 in 2001. She received compensation for retroactive salary increases of $6,667 in 2002 and $833 in 2001.

(6)	Includes $3,000 of compensation paid to Ms. Lustenader through the Company’s Employee Referral Program.

(7)	Ms. Lustenader resigned as the Company’s Chief Financial Officer as of February 23, 2003.

(8)	On February 14, 2001, Dr. Rakib and Mr. Rakib each received a stock option grant for 800,000 shares of common stock at a price per share of $6.81. In November 2001, the Company’s Board of Directors approved a stock option exchange offer, which permitted employees and members of the Board of Directors to exchange all stock options with an exercise price per share equal to or greater than $9.00 for a common stock award. Both Dr. Rakib and Mr. Rakib participated in the Company’s stock option exchange offer. On December 5, 2001, Dr. Rakib and Mr. Rakib each cancelled stock options grants for 800,000 shares of common stock at a price per share of $81.38. On December 6, 2001, Dr. Rakib and Mr. Rakib each received 3,136 shares of common stock in connection with the stock option exchange offer and those shares of common stock had a value of $44,374 on that date.

(9)	On February 14, 2001, Ms. Lustenader received a stock option grant for 83,002 shares of common stock at a price per share of $6.81. In November 2001, the Company’s Board of Directors approved a stock option exchange offer, which permitted employees and members of the Board of Directors to exchange all stock options granted with an exercise price per share equal to or greater than $9.00 for a common stock award. Ms. Lustenader participated in the Company’s stock option exchange offer. On December 5, 2001, Ms. Lustenader cancelled stock option grants for 98,000 shares of common stock at various prices per share between $19.25 and $33.44. On December 6, 2001, Ms. Lustenader received 2,431 shares of common stock in connection with the stock option exchange offer and those shares of common stock had a value of $78,649 on that date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  REPORTS ON FORM 8-K

1.	On February 27, 2003, the Company filed a report on Form 8-K announcing the appointment of Arthur Taylor as its Chief Financial Officer.

2.	On March 14, 2003, the Company filed a report on Form 8-K announcing that it had initiated a reduction in force in order to decrease operating expenses.

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

Date: May 15, 2003	TERAYON COMMUNICATION SYSTEMS, INC.

By /s/ Arthur T. Taylor Arthur T. Taylor Chief Financial Officer

Certification:

I, Zaki Rakib, Chief Executive Officer, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of TerayonCommunication Systems, Inc.;

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

b)
evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)
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

Date: May 15, 2003	By:	/s/ Zaki Rakib Zaki Rakib Chief Executive Officer

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

b)
evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)
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

Date: May 15, 2003	By:	/s/ Arthur T. Taylor Arthur T. Taylor Chief Financial Officer

Exhibit Index

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002