Form 10-Q
period 2003-06-30
TERAYON COMMUNICATION SYSTEMS
filed 2003-08-14
CIK 1052303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2003
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________TO _______________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No   [   ]

     Indication by check mark whether the registrant is an accelerated file (as defined by Rule 12b-2 of the Exchange Act) Yes   [X]   No [  ]

     As of July 31, 2003, registrant had outstanding 74,455,259 shares of Common Stock.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROL AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.10
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERAYON COMMUNICATION SYSTEMS, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,466	$117,079
Short-term investments	93,440	89,424
Accounts receivable, net	23,200	16,355
Accounts receivable from related parties	565	842
Inventory	7,328	8,257
Other current assets	6,800	10,860

Total current assets	199,799	242,817
Property and equipment, net	13,621	17,906
Restricted cash and other assets, net	12,474	14,987

Total assets	$225,894	$275,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,833	$23,920
Accrued payroll and related expenses	6,279	6,227
Deferred revenues	1,544	497
Accrued warranty	8,173	8,607
Accrued restructuring	5,506	6,754
Accrued vendor cancellation charges	6,519	13,865
Other accrued liabilities	6,780	8,609
Other current obligations	1,524	1,509

Total current liabilities	56,158	69,988
Long-term obligations	3,878	3,499
Convertible subordinated notes	65,081	65,081
Commitments and contingencies
Stockholders’ equity:
Common stock	74	73
Additional paid in capital	1,078,777	1,078,144
Accumulated deficit	(974,335)	(937,207)
Deferred compensation	(32)	(25)
Treasury stock, at cost	(773)	(773)
Accumulated other comprehensive loss	(2,934)	(3,070)

Total stockholders’ equity	100,777	137,142

Total liabilities and stockholders’ equity	$225,894	$275,710

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Product revenues	$29,964	$22,126	$50,556	$73,685
Related party product revenues	635	281	2,311	5,940

Total revenues	30,599	22,407	52,867	79,625
Cost of product revenues	23,577	22,417	42,383	49,008
Cost of related party product revenues	159	17	945	5,153

Total cost of goods sold	23,736	22,434	43,328	54,161

Gross profit (loss)	6,863	(27)	9,539	25,464
Operating expenses:
Research and development	10,432	14,704	23,434	31,644
Sales and marketing	6,560	10,141	13,290	18,994
General and administrative	3,000	3,552	6,728	7,186
Restructuring costs (recovery) and asset write-offs	(115)	3,972	3,046	3,972

Total operating expenses	19,877	32,369	46,498	61,796

Loss from operations	(13,014)	(32,396)	(36,959)	(36,332)
Interest income	909	2,013	1,811	4,110
Interest expense	(814)	(2,177)	(1,651)	(4,357)
Other expense	(160)	(4,400)	(200)	(4,465)
Gain on early retirement of debt	—	33,276	—	33,276

Loss before income tax expense	(13,079)	(3,684)	(36,999)	(7,768)
Income tax expense	60	1	129	7

Net loss	$(13,139)	$(3,685)	$(37,128)	$(7,775)

Net loss per share, basic and diluted	$(0.18)	$(0.05)	$(0.50)	$(0.11)

Shares used in per share calculation, basic and diluted	73,721	72,761	73,715	72,682

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2003	2002

Operating activities:
Net loss	$(37,128)	$(7,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,155	5,734
Write-off and amortization of intangible assets	—	3,972
Amortization related to stock options	8	366
Gain on early retirement of debt	—	(33,276)
Provision (recovery) of inventory reserve	(5,828)	9,032
Write-off and disposal of fixed assets	485	1,115
Changes in operating assets and liabilities:
Accounts receivable	(6,845)	21,324
Accounts receivable from related parties	277	3,705
Inventory	8,560	4,550
Other current and non-current assets	6,573	(11,312)
Accounts payable	(4,087)	(9,775)
Accrued payroll and related expenses	52	(727)
Deferred revenues	1,047	(1,316)
Accrued warranty	(434)	109
Accrued restructuring	(1,248)	(1,797)
Accrued vendor cancellation charges	(8,685)	(753)
Other accrued liabilities	(1,836)	(3,795)
Interest payable	—	(1,156)

Net cash used in operating activities	(43,934)	(21,775)

Investing activities:
Purchases of short-term investments	(107,058)	(204,524)
Proceeds from sales and maturities of short-term investments	102,631	243,310
Purchases of property and equipment	(1,355)	(3,198)

Net cash provided by (used in) investing activities	(5,782)	35,588

Financing activities:
Principal payments on capital leases	(63)	(88)
Proceeds from issuance of common stock	619	3,302
Retirement of debt	—	(39,220)

Net cash provided (used in) by financing activities	556	(36,006)
Effect of exchange rate changes	547	(1,556)

Net decrease in cash and cash equivalents	(48,613)	(23,749)
Cash and cash equivalents at beginning of period	117,079	100,274

Cash and cash equivalents at end of period	$68,466	$76,525

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

     The Company develops, markets and sells equipment to cable television operators, satellite network operators and telecom carriers who use the Company’s products to deliver broadband voice, video and data services to residential and business subscribers.

Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements at June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 have been included.

     Results for the three and six months ended June 30, 2003 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Form 10-K dated March 27, 2003, as filed with the U.S. Securities and Exchange Commission. The accompanying balance sheet at December 31, 2002 is derived from audited consolidated financial statements at that date.

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

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

		Three months ended		Six months ended
		June 30		June 30,

		2003	2002	2003	2002

Net loss, as reported		$(13,139)	$(3,685)	$(37,128)	$(7,775)
Add:	Stock-based compensation under APB 25	3	171	8	366
Deduct:	Stock option compensation expense determined under fair value-based method	(5,411)	(8,937)	(11,588)	(19,235)
	Employee stock purchase plan compensation expense determined under fair value-based method	(301)	(535)	(1,280)	(1,304)

Pro forma net loss		$(18,848)	$(12,986)	$(49,998)	$(27,948)

Pro forma net loss per share, basic and diluted		$(0.26)	$(0.18)	$(0.68)	$(0.38)

Shares used in computing pro forma net loss per share, basic and diluted		73,721	72,761	73,715	72,682

Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2003	2002

Finished goods	$5,180	$5,915
Work-in-process	294	769
Raw materials	1,854	1,573

	$7,328	$8,257

Purchase Obligations

     The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations require the Company to purchase minimum quantities of the suppliers’ products at a specified price. Cost of goods sold for the three and six months ended June 30, 2003, included a reversal of $3.3 million and $6.2 million, respectively of special charges taken in previous periods for vendor cancellation charges and inventory considered to be in excess and obsolete. The Company was able to reverse the provision, for excess and obsolete inventory during the three and six months ended June 30, 2003, as it was able to sell inventory. In addition, the Company was able to negotiate certain vendor cancellation claims to terms more favorable to the Company. Cost of goods sold for the three and six months ended June 30, 2002, included a reversal of special charges of $1.1 million and $12.5 million, respectively. The Company was able to reverse the provision for excess and obsolete inventory during the three and six months ended June 30, 2002, as it was able to sell the related inventory.

     On February 26, 2003, the Company entered into an agreement with Solectron Corporation (Solectron) to settle all outstanding obligations under two manufacturing agreements between the Company and Solectron. Under the terms of the settlement agreement, the Company paid Solectron approximately $3.9 million, and each party released all claims that it may have had against the other party. Additionally, the Company received selected inventory from Solectron. The Company previously accrued $6.0 million toward the settlement of the Solectron matter as a vendor cancellation charge in the fourth quarter of 2000 and the second quarter of 2001. In the first quarter of 2003, in connection with the Solectron settlement, the Company reversed $2.1 million of the accrued vendor cancellation charges.

     As of June 30, 2003, the Company had $58.5 million of purchase obligations, of which $6.5 million are included on the balance sheet as accrued vendor cancellation charges. The remaining obligations are expected to become payable at various times throughout 2003.

Net Loss Per Share

     A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net loss	$(13,139)	$(3,685)	$(37,128)	$(7,775)

Shares used in computing basic and diluted net loss per share	73,721	72,761	73,715	72,682

Basic and diluted net loss per share	$(0.18)	$(0.05)	$(0.50)	$(0.11)

     Options to purchase 17,394,492 and 18,787,939 shares of common stock were outstanding at June 30, 2003 and June 30, 2002, respectively, and warrants to purchase 425,593 and 2,408,300 shares of common stock were outstanding at June 30, 2003 and June 30, 2002, respectively, but were not included in the computation of diluted net loss per share, since the effect would have been antidilutive.

Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of net unrealized gains or losses on short-term investments and accumulated net foreign currency translation gains or losses.

The following are the components of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net loss	$(13,139)	$(3,685)	$(37,128)	$(7,775)
Cumulative translation adjustments	516	(1,321)	547	(1,556)
Change in unrealized gain (loss) on available- for-sale investments	(188)	376	(411)	(499)

Total comprehensive net loss	$(12,811)	$(4,630)	$(36,992)	$(9,830)

Impact of Recently Issued Accounting Standards

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity'' (SFAS No. 150) which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, and is not expected to have a material impact on the Company’s financial position or results of operations.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have any significant impact on the Company’s financial position or results of operations.

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

     On September 21, 2000, the lead plaintiffs filed a consolidated class action complaint containing factual allegations nearly identical to those in the original lawsuits. The consolidated class action complaint, however, alleged claims on behalf of a class whose members purchased or otherwise acquired the Company’s securities between November 15, 1999 and April 11, 2000. On October 30, 2000, defendants moved to dismiss the consolidated class action complaint. On March 14, 2001, after defendants’ motion had been fully briefed and argued, the court issued an order granting in part defendants’ motion and giving plaintiffs leave to file an amended complaint. On April 13, 2001, plaintiffs filed their first amended consolidated class action complaint. On June 15, 2001, defendants moved to dismiss this new complaint and oral argument on the motion occurred on December 17, 2001. On March 29, 2002, the court denied the defendants’ motion to dismiss. On February 24, 2003, the court certified the plaintiffs’ proposed class. Since then, the parties have completed nearly all discovery from fact witnesses and are now beginning expert witness discovery. In addition, both plaintiffs and defendants have filed summary judgment motions that are scheduled for hearing on September 8, 2003. Defendants’ motion seeks judgment as to plaintiffs’ entire claim. Plaintiffs’ motion seeks a determination that certain of the defendants’ class period statements were false. Trial is scheduled to begin on November 4, 2003.

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

     On September 3, 2002, Uniscor Ltd. (an Israeli company under voluntary liquidation) and Flextronics (Israel) Ltd., an Israeli company, (Flextronics) filed a claim with the Tel Aviv District Court in Israel against the Company and Radwiz Ltd, the Company’s subsidiary, alleging that damages of NIS 25,000,000 (approximately $5.0 million US dollars) were inflicted on them by the Company’s alleged failure to comply with its contractual obligations to accept and pay for components manufactured by Flextronics in the first quarter of 2001 pursuant to projections it had received from Radwiz. The Company filed a statement of defense denying the allegations, after which the parties accepted the Court’s recommendation to transfer the case to non-binding mediation.

     On January 19, 2003, Omniband Group Limited, a Russian company, (Omniband) filed a request for arbitration with the Zurich Chamber of Commerce, claiming damages in an amount of $2,094,970 allegedly caused by the Company’s breach of an agreement to sell to Omniband certain equipment pursuant to an agreement between Omniband and Radwiz, dated February 22, 2000. The Company believes that the allegations are baseless and intends to present a vigorous defense in the arbitration proceedings.

     The Company, as well as its customers, has received letters from third parties claiming that the Company’s technology and products infringe on the third parties’ patents. The Company has consulted with its patent counsel and is in the process of reviewing the allegations made by such third parties. The Company does not know whether the third parties will pursue their claims of patent infringement in court, and if they do, whether the Company would be found to infringe the third parties’ patents. If the Company is found to have infringed such third party patents, the Company could be subject to substantial damages and/or an injunction preventing us from selling our products and conducting our business. Additionally, such third parties and additional third parties could assert infringement claims against the Company in the future. Any such claim of patent infringement, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to the Company or at all.

     The Company is currently a party to various other legal proceedings, in addition to those noted above, and may become involved from time to time in other legal proceedings in the future. While the Company currently believes that the ultimate outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in any of the Company’s legal proceedings, there exists the possibility of a material adverse impact on the Company’s results of operations for the period in which the ruling occurs. The estimate of the potential impact on the Company’s financial position or overall results of operations for any of the above legal proceedings could change in the future.

3. Operating Segment Information

     Since late 2000, the worldwide telecom and satellite industries have experienced severe downturns that have resulted in significantly reduced purchases of new broadband equipment. Because of this overall drop in demand, the Company has refocused its efforts on the cable industry, and has significantly reduced its investment in the telecom and satellite businesses. Consequently, beginning in 2003, the Company’s previously reported Telecom segment no longer meets the quantitative threshold for disclosure and the Company now operates as one business segment. Therefore, operating segment disclosure for the three and six months ended June 30, 2003 is not provided.

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

     Information on reportable segments is as follows (in thousands):

	Three months ended	Six months ended
	June 30,	June 30,
	2002	2002

Cable Broadband Access Segment:
Total Cable revenues	$19,203	$73,828
Depreciation expense	$2,582	$5,067
Operating loss	$(29,240)	$(29,897)
Telecom Broadband Access Segment:
Total Telecom revenues	$3,204	$5,797
Depreciation expense	$304	$667
Operating loss	$(3,156)	$(6,435)
Total revenues	$22,407	$79,625
Total depreciation expense	$2,886	$5,734
Operating loss:
Operating loss by reportable segments	$(32,396)	$(36,332)
Unallocated amounts:
Interest and other income (expense), net	(4,564)	(4,712)
Gain on early retirement of debt	33,276	33,276
Income tax expense	(1)	(7)

Net loss	$(3,685)	$(7,775)

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues by product:
CMTS products	$8,631	$5,619	$13,199	$19,692
Subscriber products	17,004	9,764	30,649	43,573
Video products	3,699	3,818	6,532	10,298
Other products	1,265	3,206	2,487	6,062

Total revenues	$30,599	$22,407	$52,867	$79,625

Revenues by geographic areas:
United States	$17,672	$6,261	$31,179	$14,951
Canada	(309)	2,861	736	10,567
Europe	7,369	4,548	10,700	12,624
Israel	399	268	811	268
Japan	3,646	7,009	6,812	27,960
Asia, excluding Japan	1,811	1,455	2,610	12,813
South America	11	5	19	442

Total	$30,599	$22,407	$52,867	$79,625

December 31,
2002

Assets:
Cable Broadband Access Segment	$217,531
Telecom Broadband Access Segment	58,179

Total assets	$275,710

	June 30,	December 31,
	2003	2002

Long-lived assets:
United States	$21,831	$28,169
Canada	699	787
Europe	168	170
Israel	3,274	3,442
Asia	123	207
South America	—	118

Total long-lived assets	26,095	32,893
Total current assets	199,799	242,817

Total assets	$225,894	$275,710

     Five customers accounted for 10% or more of total revenues (16%, 13%, 13%, 13%, and 12%) for the three months ended June 30, 2003. Three customers accounted for 10% or more of total revenues (28%, 11%, and 10%) for the three months ended June 30, 2002. Four customers accounted for 10% or more of total revenues (20%, 13%, 12%, and 11%) for the six months ended June 30, 2003. One customer accounted for 10% or more of total revenues (34%) for the six months ended June 30, 2002. No other customer accounted for more than 10% of revenues during these periods.

4. Restructuring Charges and Asset Write-offs

Restructuring

     2003 Restructuring

     During the first quarter of 2003, the Company’s Board of Directors approved a new restructuring plan to continue to conform the expense and revenue levels and to better position the Company for future growth and eventual profitability. The Company incurred restructuring charges in the amount of $2.7 million related to employee termination costs. At June 30, 2003, restructuring charges of $7,000 remain accrued. As of June 30, 2003, the employment of 81 employees has been terminated throughout the Company, and the Company paid $2.7 million in termination costs. In the second quarter of 2003, the

Company reversed $86,000 of previously accrued termination costs. The Company anticipates that the remaining employee termination costs related to employee benefits will be paid in the third quarter of 2003.

     A summary of the 2003 accrued restructuring charges is as follows (in thousands):

Involuntary
Terminations

Total charge	$2,745
Recovery of charge	(86)
Cash payments	(2,652)

Balance at June 30, 2003	$7

     2002 Restructuring

     During the third quarter of 2002, the Company’s Board of Directors approved a restructuring plan to conform the expense and revenue levels and to better position the Company for future growth and eventual profitability. The Company incurred restructuring charges in the amount of $3.6 million of which $2.3 million related to employee termination costs and the remaining $1.3 million related to costs for excess leased facilities. At June 30, 2003, restructuring charges of $1.2 million remain accrued. As of June 30, 2003, the employment of all 153 employees has been terminated throughout the Company, and the Company paid $2.2 million in termination costs and $0.2 million in excess facility costs. The Company anticipates the remaining restructuring accrual, primarily relating to excess leased facilities, will be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

     The following table summarizes the costs and activities during 2003, related to the 2002 restructuring (in thousands):

		Excess Leased
	Involuntary	Facilities and
	Terminations	Cancelled Contracts	Total

Balance at December 31, 2002	$88	$1,422	$1,510
Cash Payments	(88)	(219)	(307)

Balance at June 30, 2003	$—	$1,203	$1,203

     2001 Restructuring

     During 2001, the Company’s Board of Directors approved a restructuring plan to streamline the Company’s organizational structure worldwide. The Company incurred restructuring charges in the amount of $12.7 million in fiscal year 2001 of which $4.3 million remained accrued at June 30, 2003. Of the total restructuring charges recorded during fiscal year 2001, $3.2 million related to employee termination costs throughout the Company, and the remaining $9.5 million related primarily to costs for excess leased facilities. The Company anticipates utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

     The following table summarizes the costs and activities during 2003, related to the 2001 restructuring (in thousands):

	Excess Leased
	Facilities and
	Cancelled
	Contracts	Total

Balance at December 31, 2002	$5,243	$5,243
Recovery of charge	(29)	(29)
Cash Payments	(918)	(918)

Balance at June 30, 2003	$4,296	$4,296

Asset Write-offs

     For the six months ended June 30, 2003, the Company wrote off $0.5 million of fixed assets, which were determined to have no remaining useful life. The Company did not write-off any fixed assets in the three months ended June 30, 2003. For the three and six months ended June 30, 2002, the Company wrote off $1.1 million of fixed assets, which were determined to have no remaining useful life.

5.	Advertising

     In December 2001, the Company entered into co-marketing arrangements with Shaw Communications, Inc. (Shaw) and Rogers Communications, Inc. (Rogers), which was then a related party (see Note 6). The Company paid $7.5 million to Shaw and $0.9 million to Rogers, and recorded these amounts as other current assets. In July 2002, the Company began amortizing these prepaid assets and charging them against Cable revenues in accordance with EITF 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” The Company will continue to charge the amortization of these assets against revenues in each of the next two quarters through December 31, 2003, the term of the related arrangements, at the rate of $1.4 million per quarter. Amounts charged against revenues in the three and six months ended June 30, 2003, totaled approximately $1.4 million and $2.8 million, respectively.

6.	Related Party Transactions

     Lewis Solomon, a member of the Company’s Board of Directors and chairman of the Company’s Audit Committee is also a member of the Board of Directors of Harmonic, Inc. (Harmonic). In April 2002, the Company entered into a reseller agreement with Harmonic to sell certain of the Company’s products. The agreement appoints Harmonic as an authorized, non-exclusive reseller of certain of the Company’s video products. For the three and six months ended June 30, 2003, related party revenue includes $0.6 million and $1.0 million, respectively, of revenue from Harmonic. The Company recorded $70,000 and $0.1 million, respectively of revenue related to Harmonic for the three and six months ended June 30, 2002.

     Alek Krstajic, a member of the Company’s Board of Directors, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers until January 2003. For the three months ended June 30, 2003 the Company did not recognize revenue related to Rogers as related party revenue as Rogers was no longer considered to be a related party. For the six months ended June 30, 2003, the Company recognized $1.3 million of Rogers’s related party revenue, net of amortization of co-marketing expense (See Note 5). For the three and six months ended June 30, 2002, the Company recognized revenue of $0.2 million and $5.8 million, respectively in connection with product shipments to Rogers.

     Cost of related party product revenues in the Company’s consolidated statements of operations consists only of direct product costs. No indirect costs are applied to the cost of related party product revenue. Accounts receivable from Harmonic totaled approximately $0.6 million at June 30, 2003. Accounts receivable from Rogers totaled approximately $0.3 million at June 30, 2002. There were no accounts receivable from Harmonic at June 30, 2002. None of the related parties is a supplier to the Company.

7.	Product Warranties

     The Company provides for estimated product warranty expenses when it sells the related products. Because warranty estimates are forecasts that are based on the best available information - mostly historical claims experience - claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties for the six months ended June 30, 2003, is as follows (in thousands):

		Additions	Charges for
	Balance at	Charged to	Warranty	Balance at
	December 31,	Costs and	Services	June 30,
	2002	Expenses	Provided	2003

Warranty reserve	$8,607	956	(1,390)	$8,173

8.	Subsequent Event

     In July 2003, the Company discontinued its Mainsail line of products and entered into an agreement with a third party to supply warranty services for the Mainsail products. The Company does not expect this transaction to have a material impact on the Company’s results of operations.

     In July 2003, the Company entered into an agreement with Verilink Corporation (Verilink) to sell certain assets to Verilink for up to a maximum of $0.9 million. The Company received $0.45 million in July 2003 and will receive additional payments totaling up to $0.45 million through December 31, 2004. The assets were originally acquired through the Company’s acquisition of Access Network Electronics (ANE) in February 2000. Additionally, Verilink agreed to purchase at least $2.1 million of related inventory from the Company on or before December 31, 2004.

     As part of this agreement, Verilink agreed to assume all warranty obligations related to ANE products sold prior to, on, or after July 2003. The Company agreed to reimburse Verilink for up to $2.4 million of certain warranty obligations for ANE products sold prior to July 2003.

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

     Since late 2000, the worldwide telecom and satellite industries have experienced severe downturns that have resulted in significantly reduced purchases of new broadband equipment. Because of this overall drop in demand, we have refocused our efforts on the cable industry, and have significantly reduced our investment in the telecom and satellite businesses. The Telecom segment no longer meets the quantitative threshold for disclosure. Consequently, beginning in 2003, we operate as one business segment.

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

     We had a net loss of $13.1 million and $3.7 million for the three months ended June 30, 2003 and June 30, 2002, respectively, and a net loss of $37.1 million and $7.8 million for the six months ended June 30, 2003 and June 30, 2002, respectively. We had an accumulated deficit of $974.3 million as of June 30, 2003. Our operating expenses are based in part on our current expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. We anticipate that we will spend approximately $3.0 million to $5.0 million on capital expenditures during the year ending December 31, 2003. Anticipated capital expenditures consist of purchases of computer hardware, furniture and leasehold improvements for our facilities, and software and equipment. We expect to continue to incur losses for the foreseeable future.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Three and Six Months Ended June 30, 2003 and 2002

Revenues

	For the three months		For the six months		% Change for the	% Change for the
	ended		ended		three months	six months ended
	June 30,		June 30,		ended June 30,	June 30
	2003	2002	2003	2002	2002/2003	2002/2003

Product revenues	$30,599	$22,407	$52,867	$79,625	37%	(34)%

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

     Revenues consist primarily of sales of products to new and existing customers providing broadband services. Our revenues increased 37% to $30.6 million for the three months ended June 30, 2003 from $22.4 million in the same period in 2002. This increase in total revenues is primarily due to increased sales of DOCSIS CMTS and modems in North America and Asia, sales of our legacy S-CDMA modems, and Multigate circuit-switched cable telephony systems. Five customers accounted for 67% of our total revenues for the three months ended June 30, 2003. Three customers accounted for 49% of our total revenues for the three months ended June 30, 2002.

     Revenues decreased 34% to $52.9 million for the six months ended June 30, 2003 from $79.6 million in the same period in 2002. This decrease in total revenues was primarily due to the slowdown in the general economy, constraints on technology-related capital spending by cable service providers, and increased competition. Additionally, our decrease in revenue in the first six months of 2003 continues to reflect the challenge of transitioning from our proprietary products to standards-based products during a period of difficult market conditions including significant declines in the Average Selling Prices (ASPs) of our modems over the past two years. However, this decrease was partially offset by an increase in the volume of modems sold in the second quarter of 2003. Four customers accounted for 56% of our total revenues for the six months ended June 30, 2003. One customer accounted for 34% of our total revenues for the six months ended June 30, 2002.

     During 2002, the cable industry moved to purchasing more standards-based DOCSIS CMTS, cable modem, and voice products, which caused declines in sales of our proprietary-based S-CDMA products. As such, we are transitioning from being a manufacturer of proprietary products to developing, producing and marketing DOCSIS-based products. This transition will be largely complete by the end of 2003.

     In 2002, we faced increasingly strong competition from multiple vendors, which unfavorably impacted our revenues. Further, in 2002, the intensely competitive nature of the market for broadband products resulted in significant price erosion. Consequently, since 2002, we have been unfavorably impacted by declines in ASPs, particularly for our modems. In recent months, we have seen the rate of decline in modem ASPs moderate, however, ASPs are down significantly for the six months ended June 30, 2003 as compared to June 30, 2002. A key component of our strategy is to decrease the cost of manufacturing our products to offset the declines in ASPs. We have begun to execute on this strategy and intend to continue to implement cost reduction efforts, including design changes and manufacturing efficiencies. However, there is no guarantee that our ongoing efforts in cost reduction will be successful or that they will keep pace with the anticipated continued decline in ASPs.

					% Change	% Change
					for the three	for the six
	For the three months		For the six months		months	months
	ended		ended		ended June	ended
	June 30,		June 30,		30,	June 30
	2003	2002	2003	2002	2002/2003	2002/2003

Related party revenues:
Rogers revenues	$—	$211	$1,454	$5,820	—	(75)%
Harmonic revenues	635	70	1,010	120	807%	742%
Co-marketing agreement	—	—	(153)	—	—	—

Total related party revenues	$635	$281	$2,311	$5,940	126%	(61)%

     Related party revenues in 2002 and the first quarter of 2003 include revenues from Rogers Communications, Inc. (Rogers) and Harmonic, Inc. (Harmonic). Alek Krstajic, a member of our board of directors, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers until January 2003. Effective in the second quarter of 2003, Rogers is no longer a related party to us. Consequently revenues from Rogers are not included in related party revenue in the second quarter of 2003. Harmonic is a related company and revenue generated from Harmonic is included in the related party revenue as Lewis Solomon, another member of our board of directors, is also a member of the board of directors of Harmonic.

     Related party revenues increased 126% to $0.6 million for the three months ended June 30, 2003 from $0.3 million in the same period in 2002 due to increased sales to Harmonic. Related party revenues decreased 61% to $2.3 million for the six months ended June 30, 2003 from $5.9 million in the same period in 2002. The decline in related party revenues in 2003 compared to 2002 is primarily due to decreased sales to Rogers, Rogers no longer being a related party to us in the second quarter of 2003, as well as the same economic and competitive pressures discussed above. None of our related parties is a supplier to us.

     In December 2001, we entered into co-marketing arrangements with Shaw Communications, Inc. (Shaw) and Rogers Communications, Inc. (Rogers). We paid $7.5 million to Shaw and $0.9 million to Rogers, and recorded these amounts as other current assets. In July 2002, we began amortizing these prepaid assets and charging them against revenues in accordance with EITF 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” We will continue to charge the amortization of these assets against revenues in each of the next two quarters through December 31, 2003 at the rate of $1.4 million per quarter. Amounts charged against revenues in the three and six months ended June 30, 2003, totaled approximately $1.4 million and $2.8 million, respectively.

Cost of Goods Sold

					% Change	% Change
					for the three	for the six
	For the three months		For the six months		months	months
	ended		ended		ended June	ended
	June 30,		June 30,		30,	June 30
	2003	2002	2003	2002	2002/2003	2002/2003

Cost of product revenues	$23,577	$22,417	$42,383	$49,008	5%	(14)%
Cost of related party product revenues	159	17	945	5,153	835%	(82)%

Total cost of goods sold	$23,736	$22,434	$43,328	$54,161	6%	(20)%

     Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. Cost of goods sold for the three and six months ended June 30, 2003, included a reversal of $3.3 million and $6.2 million, respectively of special charges previously taken for vendor cancellation charges and inventory considered to be in excess and obsolete. We were able to negotiate downward certain vendor cancellation claims to terms more favorable to us. Cost of goods sold for the three and six months ended June 30, 2002, included a reversal of special charges of $1.1 million and $12.5 million, respectively. We were able to reverse these provisions, as we were able to sell inventory originally considered to be in excess and obsolete. Additionally, we wrote-off $5.8 million and $9.0 million, respectively of inventory considered to be in excess and obsolete in the six months ended June 30, 2003 and June 30, 2002. Cost of related party product revenues consists only of direct product costs. No indirect costs are applied to the cost of related party product revenue.

Gross Profit

					% Change	% Change
					for the three	for the six
	For the three months		For the six months		months	months
	ended		ended		ended June	ended
	June 30,		June 30,		30,	June 30
	2003	2002	2003	2002	2002/2003	2002/2003

Gross profit (loss)	$6,863	$(27)	$9,539	$25,464	—	(63)%

     We achieved a gross profit of $6.9 million or 22% of revenues for the three months ended June 30, 2003 compared to a gross loss of $27,000 for the three months ended June 30, 2002. We achieved a gross profit of $9.5 million or 18% of revenues for the six months ended June 30, 2003 compared to a gross profit of $25.5 million or 32% of revenues for the six months ended June 30, 2002. The increase in gross profit in the second quarter of 2003 was primarily attributable to a corresponding 37% increase in revenue in the same period in 2003 due to increased sales of higher margin CMTS and video products. This increase in gross profit was also related to a $3.3 million reversal of special charges in the second quarter of 2003 compared to a $1.1 million reversal of special charges in the second quarter of 2002. We were able to reverse these provisions as we were able to negotiate downward certain vendor cancellation claims to terms more favorable to us, and were able to sell inventory originally considered to be in excess and obsolete. The decrease in gross profit in the six months ended June 30, 2003 was primarily attributable to a 34% decrease in revenue in the same period in 2002 related to a decline in ASPs since the beginning of 2002. This decrease in gross profit was also related to a $6.2 million reversal of special charges in the six months ended June 30, 2003 compared to a $12.5 million reversal of special charges in the six months ended June 30, 2002. Although ASPs for our modems appear to have temporarily stabilized, during 2003, we may again see further decreases in our ASPs and continued pressure on our margins. We hope to mitigate pressure on our margins by producing lower cost products and increase revenues generated by our higher-margin head-end and video products. Any ASP decreases, without a corresponding decrease in our product costs, will likely have an adverse impact on our operating results through at least 2003.

Operating Expenses

					% Change	% Change
					for the three	for the six
	For the three months		For the six months		months	months
	ended		ended		ended June	ended
	June 30,		June 30,		30,	June 30
	2003	2002	2003	2002	2002/2003	2002/2003

Research and development	$10,432	$14,704	$23,434	$31,644	(29)%	(26)%
Sales and marketing	$6,560	$10,141	$13,290	$18,994	(35)%	(30)%
General and administrative	$3,000	$3,552	$6,728	$7,186	(16)%	(6)%

     Research and Development. Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, outside engineering consultants, equipment and supplies required to develop and enhance our products. Research and development expenses decreased 29% to $10.4 million or 34% of sales for the three months ended June 30, 2003, compared to $14.7 million or 66% of sales for the three months ended June 30, 2002. The decrease in research and development expenses was attributable to $1.7 million of reductions in employee related expenses due to the lower headcount related to the restructuring in March 2003, partially offset by an increase of $0.1 million attributable to the Executive Compensation Plan adopted in the second quarter of 2003, and a reduction of $0.1 million of outside engineering consultants. The decrease in research and development expense also included $1.1 million of reductions in purchases of materials, costs incurred to develop prototypes, and other research and development expenses. Additionally, we have reduced research and development efforts by $1.5 million due to market conditions in the Telecom sector. Research and development expenses decreased 26% to $23.4 million or 44% of sales for the six months ended June 30, 2003, compared to $31.6 million or 40% of revenue for the six months ended June 30, 2002. The decrease in research and development expenses was attributable to $2.3 million of reductions in employee related expenses, partially offset by an increase of $0.1 million attributable to the Executive Compensation Plan adopted in the second quarter of 2003,and a reduction of $0.5 million of outside engineering consultants. The decrease in research and development expense also included $3.2 million of reductions in purchases of materials, costs incurred to develop prototypes, and other research and development expenses. Additionally, we have reduced research and development efforts by $2.3 million due to market conditions in the Telecom sector. We believe it is critical to continue to make significant investments in research and development to create innovative technologies and products that meet the current and future requirements of our customers. Accordingly, we intend to continue our investment in research and development primarily related to DOCSIS standards-based and other products.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses decreased 35% to $6.6 million or 21% of revenue for the three months ended June 30, 2003, compared to $10.1 million or 45% of revenue for the three months ended June 30, 2002. The decrease in sales and marketing expenses was primarily due to $2.2 million in reduced employee expenses due to lower headcount related to the restructuring, partially offset by an increase of $0.2 million attributable to the Executive Compensation Plan adopted in the second quarter of 2003, $0.2 million of decreased spending for outside consultants, $0.4 million of decreased travel costs, and $0.8 million of overall sales and marketing cost reductions. Additionally, the cost related to the operation of the corporate aircraft decreased $0.1 million to $1.0 million in the three months ended June 30, 2003 from $1.1 million in the three months June 30, 2002. Sales and marketing expenses decreased 30% to $13.3 million or 25% of revenue for the six months ended June 30, 2003, compared to $19.0 million or 24% of revenue for the six months ended June 30, 2002. The decrease in sales and marketing expenses was primarily due to $3.9 million in reduced employee expenses due to lower headcount related to the restructuring, partially offset by an increase of $0.2 million attributable to the Executive Compensation Plan adopted in the second quarter of 2003, $0.5 million of decreased spending for outside consultants, $0.7 million of decreased travel costs, and $1.0 million of overall sales and marketing cost reductions. Additionally, the cost related to the operation of the corporate aircraft increased $0.2 million to $1.8 million in the first six months of 2003 from $1.6 million in the first six months of 2002.

     General and Administrative. General and administrative expenses consist primarily of compensation and benefits for administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. General and administrative expenses decreased 16% to $3.0 million or 10% of revenue for the three months ended June 30, 2003, compared to $3.6 million or 16% of revenue for the first three months ended June 30, 2002. The decrease was primarily due to $0.8 million in reduced employee expenses due to lower headcount related to the restructuring, partially offset by an increase of $0.3 million attributable to the Executive Compensation Plan adopted in the second quarter of 2003, $0.3 million of decreased spending for outside consultants, and $0.1 million of overall general and administrative cost decreases, partially offset by $0.3 million of severance expense related to the termination of an officer. General and administrative expenses decreased 6% to $6.7 million or 13% of revenue for the six months ended June 30, 2003, compared to $7.2 million or 9% of revenue for the first six months ended June 30, 2002. The decrease was primarily due to $0.7 million in reduced employee expenses due to lower headcount related to the restructuring, partially offset by an increase of $0.3 million attributable to the Executive Compensation Plan adopted in the second quarter of 2003, $0.8 million of decreased spending for outside consultants, partially offset by $0.3 million of severance expense related to the termination of an officer, and $0.4 million of overall general and administrative cost increases.

Restructuring Costs and Asset Write-offs

	For the three months		For the six months
	ended		ended
	June 30,		June 30,
	2003	2002	2003	2002

Restructuring charges (recovery)	$(115)	$2,857	$2,561	$2,857
Long-lived asset write-offs	—	1,115	485	1,115
Restructuring costs and asset write-offs	$(115)	$3,972	$3,046	$3,972

2003 Restructuring Costs

     During the first quarter of 2003, our Board of Directors approved a restructuring plan to conform our expense and revenue levels and to better position us for future growth and eventual profitability. We incurred restructuring charges in the amount of $2.7 million related to employee termination costs. At June 30, 2003, restructuring charges of $7,000 remain accrued. As of June 30, 2003, the employment of 81 employees has been terminated throughout the Company, and we paid $2.7 million in termination costs. In the second quarter of 2003, we reversed $86,000 of previously accrued termination costs due to this restructuring as well as $29,000 of costs from a previous restructuring in 2001. We anticipate that the remaining employee termination costs related to employee benefits will be paid in the third quarter of 2003. We believe we will realize annualized savings of approximately $8 million to $12 million from these actions combined with related operational savings, including the curtailment of certain programs and discretionary expenditures.

     A summary of the 2003 accrued restructuring charges is as follows (in thousands):

Involuntary
Terminations

Total charge	$2,745
Recovery of charge	(86)
Cash payments	(2,652)

Balance at June 30, 2003	$7

Asset Write-offs

     For the six months ended June 30, 2003, we wrote off $0.5 million of fixed assets, which were determined to have no remaining useful life. We did not write-off any fixed assets in the three months ended June 30, 2003. For the three and six months ended June 30, 2002, we wrote off $1.1 million of fixed assets, which were determined to have no remaining useful life.

Other Restructuring Activities

     During 2002 and 2001, the Company’s Board of Directors approved two restructuring plans to conform the expense and revenue levels and to better position the Company for future growth and eventual profitability.

     The following table summarizes the costs and activities during 2003, related to the 2002 and 2001 restructuring (in thousands):

		Excess Leased
		Facilities and
	Involuntary	Cancelled
	Terminations	Contracts	Total

Balance at December 31, 2002	$88	$6,665	$6,753
Recovery of charge		(29)	(29)
Cash Payments	(88)	(1,137)	(1,225)

Balance at June 30, 2003	$—	$5,499	$5,499

     The Company anticipates the remaining restructuring accrual, primarily relating to excess leased facilities, will be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

Non-operating Expenses

					% Change	% Change
					for the three	for the six
	For the three months		For the six months		months	months
	ended		ended		ended June	ended
	June 30,		June 30,		30,	June 30
	2003	2002	2003	2002	2002/2003	2002/2003

Interest income	$909	$2,013	$1,811	$4,110	(55)%	(56)%
Interest expense	$(814)	$(2,177)	$(1,651)	$(4,357)	(63)%	(62)%
Other expense	$(160)	$(4,400)	$(200)	$(4,465)	(96)%	(96)%

     Interest Income. Interest income decreased 55% to $0.9 million for the three months ended June 30, 2003 from $2.0 million in the same period in 2002. Interest income decreased 56% to $1.8 million for the six months ended June 30, 2003 from $4.1 million in the same period in 2002. The decrease in interest income was primarily due to usage of cash for operations, lower interest rates, as well as lower invested average cash balances due largely to the use of cash to repurchase Convertible Subordinated Notes (Notes) in 2001 and 2002.

     Interest Expense. Interest expense, which relates primarily to interest on our Notes due in 2007, decreased 63% to $0.8 million for the three months ended June 30, 2003 from $2.2 million in the same period in 2002. Interest expense decreased 62% to $1.7 million for the six months ended June 30, 2003 from $4.4 million in the same period in 2002, primarily due to the repurchase of a total of $434.9 million of the Notes in 2001 and 2002.

     Other Expense. Other expense is comprised primarily of realization of foreign currency translations and permanent gains or losses on investments. Other expense decreased 96% in the three and six months ended June 30, 2003 compared to the same periods in 2002, primarily due to a write-down of a $4.5 million in long-term investment, due to impairment, in the second quarter of 2002,as well as favorable currency rates in Brazil in 2003.

Income Taxes

	For the three months ended		For the six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Income Taxes	$(60)	$(1)	$(129)	$(7)

     We have generated operating losses since our inception. In the three and six months ended June 30, 2003 and June 30, 2002, we recorded an income tax expense, which was related to foreign taxes.

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

     On September 21, 2000, the lead plaintiffs filed a consolidated class action complaint containing factual allegations nearly identical to those in the original lawsuits. The consolidated class action complaint, however, alleged claims on behalf of a class whose members purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000. On October 30, 2000, defendants moved to dismiss the consolidated class action complaint. On March 14, 2001, after defendants' motion had been fully briefed and argued, the court issued an order granting in part defendants’ motion and giving plaintiffs leave to file an amended complaint. On April 13, 2001, plaintiffs filed their first amended consolidated class action complaint. On June 15, 2001, defendants moved to dismiss this new complaint and oral argument on the motion occurred on December 17, 2001. On March 29, 2002, the court denied the defendants’ motion to dismiss. On February 24, 2003, the court certified the plaintiffs’ proposed class. Since then, the parties have completed nearly all discovery from fact witnesses and are now beginning expert witness discovery. In addition, both plaintiffs and defendants have filed summary judgment motions that are scheduled for hearing on September 8, 2003. Defendants’ motion seeks judgment as to plaintiffs’ entire claim. Plaintiffs’ motion seeks a determination that certain of the defendants' class period statements were false. Trial is scheduled to begin on November 4, 2003.

     The lawsuit seeks an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and intends to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

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

     On May 7, 2002, a shareholder filed a derivative lawsuit purportedly on behalf of us against five of our current directors, two former directors and two former officers. This lawsuit is titled Campbell vs. Rakib, et al., and is pending in the California Superior Court, Santa Clara County. We are a nominal defendant in this lawsuit, which alleges claims relating to essentially the same purportedly misleading statements that are at issue in the pending securities class action. In that litigation, we dispute making any misleading statements. The derivative complaint also alleges claims relating to stock sales by certain of the director and officer defendants.

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

     On September 3, 2002, Uniscor Ltd. (an Israeli company under voluntary liquidation) and Flextronics (Israel) Ltd., an Israeli company (Flextronics) filed a claim with the Tel Aviv District Court in Israel against us and Radwiz Ltd., our subsidiary, alleging that damages of NIS 25,000,000 (approximately $5.0 million US dollars) were inflicted on them by our alleged failure to comply with its contractual obligations to accept and pay for components manufactured by Flextronics in the first quarter of 2001 pursuant to projections it had received from Radwiz. We filed a statement of defense denying the allegations, after which the parties accepted the Court s recommendation to transfer the case to non-binding mediation.

     On January 19, 2003, Omniband Group Limited, a Russian company, (Omniband) filed a request for arbitration with the Zurich Chamber of Commerce, claiming damages in an amount of $2.1 million allegedly caused by our breach of an agreement to sell to Omniband certain equipment pursuant to an agreement between Omniband and Radwiz, dated February 22, 2000. We believe that the allegations are without merit and intend to present a vigorous defense in the arbitration proceedings.

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

Liquidity and Capital Resources

     At June 30, 2003, we had approximately $68.5 million in cash and cash equivalents and $93.4 million in short-term investments. As of June 30, 2003, we had approximately $69.0 million of long-term obligations.

     In July 2000, we issued $500 million of 5% Convertible Subordinated Notes (Notes) due in August 2007, resulting in net proceeds to us of approximately $484.4 million. The Notes are our general unsecured obligation and are subordinated in right of payment to all of our existing and future senior indebtedness and to all of the liabilities of our subsidiaries. The Notes are convertible into shares of our common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. Interest is payable semi-annually. Debt issuance costs related to the Notes were approximately $15.6 million.

     Through June 30, 2003, we had repurchased approximately $434.9 million of the Notes for $171.0 million in cash and $17.9 million in stock, resulting in a gain on early retirement of debt of approximately $234.4 million net of related unamortized issuance costs of $11.6 million. We did not repurchase any Notes during the first six months of 2003.

     Cash used in operating activities for the six months ended June 30, 2003 was $43.9 million compared to $21.8 million used in the same period in 2002. For the six months ended June 30, 2003,

significant uses of cash by operating activities included a $37.1 million net loss and a decrease of $5.9 million in accounts payable, accrued payroll and other accrued liabilities partially offset by an $8.6 million of increase in inventory, an increase of $6.6 million in accounts receivable, and an increase of $6.6 million of other assets. For the six months ended June 30, 2002, cash used by operating activities included a $7.8 million net loss, a decrease of $15.5 million in accounts payable, interest paid on the Notes, accrued payroll, and other accrued liabilities partially offset by $29.6 million of cash provided by decreases in accounts receivables and inventory, as well as $33.3 million of gain of early retirement of debt.

     Cash used by investing activities for the six months ended June 30, 2003 was $5.8 million, compared to cash provided by investing activities of $35.6 million in the same period in 2002. Investing activities consisted primarily of the purchase and sale of short-term investments and fixed assets.

     Cash provided by financing activities was $0.6 million for the six months ended June 30, 2003, compared to cash used by financing activities of $36.0 million in the same period in 2002. Financing activities primarily consisted of cash received through the exercise of stock options and shares issued through the stock purchase plan.

     In 2002, we entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was originally secured by a $9.0 million letter of credit, which has been classified as restricted cash and is included as Other Assets on the Condensed Consolidated Balance Sheets. The letter of credit was reduced to $7.5 million in February 2003. This lease commitment is included in the table below. From time to time, our Chief Executive Officer, Dr. Rakib, and our President and Chief Technical Officer, Mr. Rakib, use the aircraft for personal use and reimburse us for this usage.

     The following summarizes our contractual obligations at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

		Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years

Capital Lease Obligations	$0.1	$0.1	$—	$—	$—
Unconditional Purchase Obligations	58.5	58.5	—	—	—
Long Term Debt	67.1	—	2.1	65.0	—
Operating Lease Obligations	33.6	5.8	11.5	6.1	10.2
Aircraft Lease	5.3	1.5	3.0	0.8	—

Total Contractual Commitments	$164.6	$65.9	$16.6	$71.9	$10.2

     We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of June 30, 2003, we had $58.5 million of purchase obligations, of which $6.5 million are included on the balance sheet as accrued vendor cancellation charges. The remaining obligations are expected to become payable at various times throughout 2003.

     Other commercial commitments, primarily required to support operating leases, are as follows (in millions):

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than	1-3	4-5	Over 5
	Committed	1 year	years	years	years
Deposits	$0.5	$0.3	$—	$—	$0.2
Standby Letters of Credit	8.7	1.2	—	7.5	—

Total Commercial Commitments	$9.2	$1.5	$—	$7.5	$0.2

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

Impact of Recently Issued Accounting Standards

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150) which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on our financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, and is not expected to have a material impact on our financial position or results of operations.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have any significant impact on our financial position or results of operations.

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

We Have a History of Losses and May Continue to Incur Losses in the Future.

     It is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we have been shipping products in volume since the first quarter of 1998. As of June 30, 2003, we had an accumulated deficit of $974.3 million. We believe that we will continue to experience challenges in selling our products at a profit and continue to operate with net losses for the foreseeable future. Moreover, we have had declining revenue since 2000. In the six months ended June 30, 2003, our revenues decreased 34% from the same period in 2002. For the six months ended June 30, 2003, we had a $37.1 million net loss. As a result of the operating deficiencies, we have had to use available cash and cash equivalents to supplement the operation of our business. Cash used in operating activities for the six months ended June 30, 2003 was $43.9 million as compared to $21.8 million used in the same period in 2002. Additionally, we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay in generating or decrease in anticipated revenues. For example, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price irrespective of whether we can subsequently use such quantities in our products. Because in the past, we have been unable to use all of the products that we purchased from our suppliers, we have taken vendor cancellation charges as a result of these fixed commitments, and we may have to take additional charges in the future if we are unable to use all of the products that we purchase from our suppliers. Further, we have been experiencing and will continue to experience declining ASPs of our products. We record an inventory charge to reduce our inventory to the lower of cost or market if average selling prices fall below the cost of these products. In addition, we have significant operating lease commitments for facilities and equipment that generally cannot be cancelled in the short-term without substantial penalties.

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
`

         A variety of factors affecting our gross margin include, among others, the following:

•	the sales mix of our products;

•	the volume of products manufactured;

•	the type of distribution channel through which we sell our products;

•	the ASPs of our products;

•	the costs of manufacturing our products; and

•	the effectiveness of our cost reduction measures.

     The unit ASPs of our products declined considerably in 2002, have continued to decline in 2003, and we anticipate that unit ASPs of our products may continue to decline in the future. This has caused and will continue to cause a decrease in our gross margins if we are unable to off-set the decline in ASPs with cost reduction measures. In addition, the gross margins we realize from the sale of our products are affected by the mix of product sales between higher margin, lower volume head-end equipment, such as Cable Modem Termination Systems (CMTSs), and lower margin, higher volume Customer Premise Equipment (CPE), such as modems. In 2003 we expect that sales of our low-margin CPE will continue to make up a significant portion of our revenues.

     Our operating expenses generally vary from quarter to quarter depending on the level of actual and anticipated business activities. However, a significant percentage of these operating expenses are fixed due to operating leases for our facilities and equipment. Also, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price. As of June 30, 2003, $58.5 million of purchase obligations are outstanding. Moreover, our research and development expenses fluctuate in response to new product development, and changing industry requirements and customer demands.

We Are Dependent on a Small Number of Customers and our Business Could be Harmed by the Loss of Any of These Customers or Reductions in Their Purchasing Volumes.

     The markets we serve have undergone and are continuing to undergo significant consolidation in both North America and internationally, as a limited number of cable operators control an increasing number of systems. For example, the top ten cable operators in the United States own and operate systems that service approximately 81% of homes that receive cable services in the United States, and the top ten cable operators in Europe own and operate systems that service approximately 53% of homes that receive cable services in Europe. As a result of the consolidation among cable operators, our revenue has been and will continue to be dependent on sales to the few leading cable operators worldwide and the continued consolidation may also reduce the number of potential customers. For example, five customers accounted for 10% or more of total revenues (16%, 13%, 13%, 13%, and 12%) for the three months ended June 30, 2003. Three customers accounted for 10% or more of total revenues (28%, 11%, and 10%) for the three months ended June 30, 2002. Four customers accounted for 10% or more of total revenues (20%, 13%, 12%, and 11%) for the six months ended June 30, 2003. One customer accounted for 10% or more of total revenues (34%) for the six months ended June 30, 2002. We may not succeed in attracting new customers as many of our potential customers have pre-existing relationships with our current or potential competitors and the continued consolidation of the cable industry reduces the number of potential customers. To attract new customers, we may be faced with intense price competition, which may affect our gross margins. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel their orders on short notice without significant penalties. The loss of any of our customers can have a material adverse effect on our results of operations. Further, any reduction in orders from a given customer can likewise have a material adverse affect on our results of operations.

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

There Are Many Risks Associated with Our Participation in Industry Standards.

     In connection with the development of the DOCSIS 2.0 specification by Cable Television Laboratories, Inc., a cable industry consortium that establishes cable technology standards and administers compliance testing (CableLabs), we entered into an agreement with CableLabs whereby we licensed to CableLabs on a royalty-free basis any of our intellectual property rights, including rights to our proprietary S-CDMA technology, to the extent that such rights may be asserted against a party desiring to design, manufacture or sell DOCSIS based products, including DOCSIS 2.0 based products. This license agreement grants to CableLabs the right to sublicense our intellectual property, including our intellectual property rights in our S-CDMA patents, to manufacturers that compete with us in the marketplace for DOCSIS based products. As a result of this license to CableLabs, our competitors that produce DOCSIS-based products have access to our technology without having to pay us any royalties or other compensation for the use of our technology. As a result of our contribution of technology to the DOCSIS intellectual property pool, we may have foregone significant revenue from the potential licensing of our proprietary technology, and we may be unable to recoup the investment in the research and development efforts to develop the intellectual property contributed to the DOCSIS technology pool.

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

We Must Achieve Cost Reductions to Attain Profitability.

     As product ASPs and revenue have declined in recent years, we have not sufficiently decreased our costs, including operating expenses and the costs associated with our products, to offset declining ASPs and revenue. This has resulted in increased losses and thus making it difficult for us to attain profitability. We have experienced a decrease in revenue, which was, in large part, due to declining product ASPs and a drop in CMTS volume due to our transition from a proprietary platform to the DOCSIS standards platform. In order to achieve profitability, we must significantly increase our revenues, reduce the cost of our products, and maintain or reduce our operating expenses.

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

Broadband Services Delivered by Cable Operators Have Not Achieved Widespread Market Penetration, and Other Competing Service Providers Exist.

     Our success will depend upon the widespread penetration of broadband services delivered by cable television operators. The markets for these services are growing, but are not fully developed nor exploited. Additionally, these markets may not grow as cable operators have a limited amount of available bandwidth over which they can offer new services, such as high-speed Internet access, High Definition Television (HDTV), Video on Demand, and telephony. Cable operators may elect not to provide any or all of these new services to their customers or may not aggressively market these services to their customers. If cable operators elect not to deploy such new services or if customers elect not to subscribe to such services, it may affect our ability to sell products to cable operators as their existing equipment may meet their current infrastructure demands. We depend on cable operators to provide new services and maintain their infrastructure in such a manner that allows us to continue to sell products to them.

     Cable operators must also compete with other service providers in the delivery of services to their customers. RBOCs, CLECs, ILECs, satellite TV and broadband service providers are aggressively competing with the cable industry to deliver broadband services via DSL or satellite broadcast technologies. We cannot accurately predict the future growth rate or the ultimate size of the market for broadband services delivered via cable. The success of RBOCs, CLECs, ILECs, satellite TV and other broadband service providers may slow or hamper the continued acceptance of cable operators in delivering broadband services, which in turn may impact demand for our products by cable operators.

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

Reduced Capital Spending by Cable Operators Could Impact Sales of Our Cable Products.

     Our success and future growth will be subject to economic and other factors affecting cable operators, particularly their ability to finance substantial capital expenditures. Capital spending levels in the cable industry in the United States and internationally have fluctuated significantly in the past, and we believe that such fluctuations will occur in the future. We are currently experiencing reduced levels of spending by certain cable operators. The capital spending patterns of cable operators are dependent on a variety of factors, including the following:

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

We May Fail to Accurately Forecast Customer Demand For Our Products.

     The nature of the cable industry makes it difficult for us to accurately forecast demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of products or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We had purchase obligations of approximately $58.5 million as of June 30, 2003, primarily to purchase minimum quantities of materials and components used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate.

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

There Are Many Risks Associated with International Operations.

     We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. For the three months ended June 30, 2003 and June 30, 2002, approximately 42%, and 72%, respectively, of our net revenues were from customers outside of the U.S. For the six months ended June 30, 2003 and June 30, 2002, approximately 41%, and 81%, respectively, of our net revenues were from customers outside of the U.S. International sales are subject to a number of risks, including the following:

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

     While we generally invoice our foreign sales in U.S. dollars, we invoice the majority of our sales in Europe in Euros. Since we have also elected to take payment in Euros from our customers in Europe and may elect to take payment in other foreign currencies, in the future, we are exposed to losses as the result of foreign currency fluctuations. Additionally, we have an Israel based operation whose expenses are denominated in Israel NIS. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to those foreign customers could result in decreased sales.

     Furthermore, foreign countries may decide to prohibit, terminate or delay the construction of new cable infrastructures for a variety of reasons. These reasons include environmental issues, economic downturns and availability of favorable pricing for other communications services or the availability and cost of related equipment. Any action like this by foreign countries would reduce the market for our products.

Our Business May Be Affected By Conditions In Israel.

     We have significant operations in Israel. Our operations in Israel consist primarily of research and development, and to a lesser extent sales and manufacturing. Revenues generated by our business in Israel were $4.7 million and $2.0 million for the three months ending June 30, 2003 and June 30, 2002, respectively. Revenues generated by our business in Israel were $5.5 million and $6.5 million for the six months ending June 30, 2003 and June 30, 2002, respectively. Our research and development operations may be significantly affected by conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have continued to escalate over the past year, which could disrupt some of our operations. We could be adversely affected by any major hostilities involving Israel. As a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. A number of our employees based in Israel are currently obligated to perform annual military reserve duty and are subject to being called to active duty at any time under emergency circumstances. We cannot assess the full impact of these requirements and the hostilities on our workforce, business or operations if conditions should change, and we cannot predict the effect of any expansion or reduction of these obligations or the hostilities.

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

Our Industry Is Highly Competitive with Many Established Competitors.

     The market for our products is extremely competitive and is characterized by rapid technological change. Our direct competitors include Cisco Systems, ADC, Arris, BigBand Networks, Motorola, Thomson Consumer Electronics (which markets products under the brand name RCA), Scientific-Atlanta and Toshiba. We also compete with companies that develop integrated circuits for broadband products, such as Broadcom, Conexant and Texas Instruments. The principal competitive factors in our market include the following:

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

     We also believe that companies may be increasingly subject to infringement claims as distressed companies and individuals attempt to generate cash by enforcing their patent portfolio against a wide range of products. We, as well as our customers, have received letters from companies claiming that our technology and products infringe on their patents. We have consulted with our patent counsel and are in the process of reviewing the allegations made by such companies. There can be no assurance that, if the issues were to be submitted to a court, such court would not find that our products infringe the patents, nor that the companies will not continue to allege infringement. If we are found to have infringed such company’s patents, we could be subject to substantial damages and/or an injunction preventing us from conducting our business. Additionally, there can be no assurance that other third parties will not assert infringement claims against us in the future. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

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

Our Indebtedness Could Adversely Affect our Financial Condition; We May Incur Substantially More Debt.

     As of June 30, 2003, we had approximately $69.0 million of long-term obligations. This level of indebtedness may adversely affect our stockholders by:

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

     As a result of the significant economic downturn and the related uncertainties in the technology sector, we have implemented a number of restructuring plans, including the most recent in March 2003, which has resulted in personnel reduction. These reductions could result in an erosion of morale, and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. Additionally, employees directly affected by the reductions may seek future employment with our business partners, customers or competitors. Although all employees are required to sign a proprietary information agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Our employees are not bound by non-competition agreements with us. Additionally, we may face wrongful termination, discrimination, or other claims from employees affected by the reduction related to their employment and termination. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of such actions. Furthermore, such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, and we may need to take additional restructuring efforts, including additional personnel reduction, in the future.

We May Dispose of Existing Product Lines, Which May Adversely Impact Our Future Results.

     On an ongoing basis, we evaluate our various product offerings in order to determine whether any should be discontinued or, to the extent possible, divested. Moreover, the worldwide downturn in the telecommunications industry led us to reassess our business strategy, which in turn caused us to discontinue investment in certain product lines. Specifically, we have reduced our investment in the telecom and satellite spaces sold our MiniPlex product line, and shutdown our Mainsail product line. Beginning in July 2003, we entered into two transactions to further decrease our telecom business. In July 2003, we discontinued our Mainsail line of products and entered into an agreement with a third party to supply warranty services for the Mainsail products. In July 2003, we entered into an agreement with Verilink Corporation (Verilink) to sell certain telecom assets to Verilink, supply Verilink certain telecom inventory, and assign all telecom warranty obligations to Verilink with the exception of $2.4 million, which we will continue to be responsible for.

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

     Because of the current slowdown in the global economy, our exposure to credit risks relating to sales on an open-credit basis has increased. Although we monitor and attempt to mitigate the associated risk, there can be no assurance that our efforts will be effective in reducing credit risk. Additionally, there have been significant insolvencies and bankruptcies among our customers, which have and may continue to cause us to incur economic and financial losses. For example, we recorded a loss of $0.9 million related to the settlement of all outstanding accounts receivables due from Net Servicos, a customer in the third quarter of 2002. There can be no assurance that additional losses would not be incurred and that such losses would not be material. Although these losses have generally not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

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

     We made ten acquisitions during the period between 1999 and 2000. Due to various economic conditions, none of the products from our acquired businesses have achieved the level of market acceptance that was forecasted at the time of their acquisitions. Additionally, certain product groups have not achieved the level of technological development needed to be marketable or to expand the market. We recorded impairment losses of approximately $4.0 million and $572.8 million of intangible assets related to these acquisitions in December 31, 2002 and 2001. As of June 30, 2003, no intangible assets from these acquisitions remain.

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

New Laws and Regulations Affecting Corporate Governance May Impede Our Ability to Retain and Attract Board Members and Executive Officers, and Increase the Costs Associated with Being a Public Company.

     On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The new act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and tougher penalties for securities fraud. In addition, the Securities and Exchange Commission and NASDAQ have adopted rules in furtherance of the act and are considering adopting others. This act and the related new rules and regulations will likely have the effect of increasing the complexity and cost of our company’s corporate governance and the time our executive officers spend on such issues, and may increase the risk of personal liability for our board members, chief executive officer, chief financial officer and other executives involved in our company’s corporate governance process. As a result, it may become more difficult for us to attract and retain board members and executive officers involved in the corporate governance process. In addition, we have experienced, and will continue to experience, increased costs associated with being a public company, including additional professional and independent auditor fees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 50 basis point increase in interest rates would result in an approximate $142,000 decline (less than 1%) in the fair value of our available-for-sale securities.

Foreign Currency Risk.

     A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions from Belgium, United Kingdom, Hong Kong, Korea, Canada, and Israel denominated in local currencies. A hypothetical adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $0.4 million.

     All of the potential changes noted above are based on sensitivity analyses performed on our financial positions at June 30, 2003. Actual results may differ materially.

ITEM 4. CONTROL AND PROCEDURES

     As of the end of the period covered by report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information this report.

     There has been no change in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See “Litigation” under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The registrant’s 2003 Annual Meeting of Stockholders was held on May 28, 2003.

(b)	The meeting involved the election of two officers: Selim (Shlomo) Rakib and David M. Woodrow. The terms of the following directors continued after the meeting: Zaki Rakib, Christopher Schaepe, Aleksander Krstajic, and Lewis Solomon.

(c)	There were two matters voted on at the Meeting. A brief description of each of these matters, and the results of the votes thereon, are as follows:

1.	Election of Directors

Nominee	For	Withheld

Selim (Shlomo) Rakib	61,049,229	433,619
David M. Woodrow	61,079,649	403,199

2.	Ratification of the appointment of Ernst & Young LLP as the registrant’s auditors for the fiscal year ending December 31, 2003

For	Against	Abstain

60,973,637	446,049	63,162

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

10.4	1998 Employee Stock Purchase Plan, as amended on May 22, 2002 (1)

10.10	1999 Non-Officer Equity Incentive Plan, as amended May 28, 2003.

10.24	Employment Agreement dated July 3, 2003, between Terayon Communication Systems, Inc. and Doug Sabella.

10.25	Employment Agreement dated September 28, 1999, between Terayon Communication Systems, Inc. and Edward Lopez.

10.26	Executive Compensation Plan, as adopted May 28, 2003.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-8 filed on August 30, 2002.

(b)	REPORTS ON FORM 8-K

During the three months ended June 30, 2003, the Company filed the following Current Reports on Form 8-K:

1.	On April 1, 2003, the Company filed a report on Form 8-K announcing the deployment of its DM3200 CherryPicker™ by Time Warner Cable’s New York City division.

2.	On April 16, 2003, the Company filed a report on Form 8-K announcing that its first quarter results would be announced on April 29, 2003 and that two models of its TJ715 modem had been certified by the Cable Television Laboratories, Inc. as DOCSIS 2.0.

3.	On April 30, 2003, the Company filed a report on Form 8-K announcing the Company’s preliminary results for the first quarter ended March 31, 2003.

4.	On May 9, 2003, the Company filed a report on Form 8-K announcing the addition of redundancy to its BW3500 Cable Modem Termination System.

5.	On May 15, 2003, the Company filed a report on Form 8-K announcing the addition of new network interfaces to its DM CherryPicker line of products and the demonstration of the redundancy feature of its BW 32500 cable modem termination system at the Cable-Tec Expo.

6.	On May 30, 2003, the Company filed a report on Form 8-K announcing that Hanvit I&B, a customer located in Korea, deployed the Company’s DOCSIS 2.0 cable data system and that its DM 6400 Network CherryPicker won the advanced video category in Communications Technology magazine’s 2003 Readers’ Choice Awards.

7.	On June 24, 2003, the Company filed a report on Form 8-K announcing the certification of its TJ 720x cable modem as European Euro-DOCSIS 1.1 (Data Over Cable Service Interface Specification) by TComLabs, a laboratory commissioned by the Euro-DOCSIS Certification Board.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	TERAYON COMMUNICATION SYSTEMS, INC.

By /s/ Arthur T. Taylor
Arthur T. Taylor
Chief Financial Officer

EXHIBIT INDEX

10.4	1998 Employee Stock Purchase Plan, as amended on May 22, 2002 (1)

10.10	1999 Non-Officer Equity Incentive Plan, as amended May 28, 2003.

10.24	Employment Agreement dated July 3, 2003, between Terayon Communication Systems, Inc. and Doug Sabella.

10.25	Employment Agreement dated September 28, 1999, between Terayon Communication Systems, Inc. and Edward Lopez.

10.26	Executive Compensation Plan, as adopted May 28, 2003.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-8 filed on August 30, 2002.