Form 10-Q
period 2003-09-30
TERAYON COMMUNICATION SYSTEMS
filed 2003-11-10
CIK 1052303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2003
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

          Indication by check mark whether the registrant is an accelerated file (as defined by Rule 12b-2 of the Exchange Act)  Yes ☒   No ☐

          As of October 31, 2003, registrant had outstanding 74,875,623 shares of Common Stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERAYON COMMUNICATION SYSTEMS, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TERAYON COMMUNICATION SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,438	$117,079
Short-term investments	106,954	89,424
Accounts receivable, net	29,386	16,355
Accounts receivable from related parties	200	842
Inventory	5,508	8,257
Other current assets	7,503	10,860

Total current assets	191,989	242,817
Property and equipment, net	12,970	17,906
Restricted cash and other assets, net	12,500	14,987

Total assets	$217,459	$275,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,330	$23,920
Accrued payroll and related expenses	6,047	6,227
Deferred revenues	2,172	497
Accrued warranty	6,209	8,607
Accrued restructuring	4,837	6,754
Accrued vendor cancellation charges	3,930	13,865
Other accrued liabilities	6,204	8,609
Other current obligations	659	1,509

Total current liabilities	53,388	69,988
Long-term obligations	3,327	3,499
Convertible subordinated notes	65,081	65,081
Commitments and contingencies Stockholders’ equity:
Common stock	75	73
Additional paid in capital	1,080,628	1,078,144
Accumulated deficit	(981,545)	(937,207)
Deferred compensation	(83)	(25)
Treasury stock, at cost	(773)	(773)
Accumulated other comprehensive loss	(2,639)	(3,070)

Total stockholders’ equity	95,663	137,142

Total liabilities and stockholders’ equity	$217,459	$275,710

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Product revenues	$37,168	$23,820	$87,568	$97,449
Related party product revenues	460	655	2,927	6,651

Total revenues	37,628	24,475	90,495	104,100
Cost of product revenues	27,296	23,632	69,500	72,085
Cost of related party product revenues	138	547	1,262	6,255

Total cost of goods sold	27,434	24,179	70,762	78,340

Gross profit	10,194	296	19,733	25,760
Operating expenses:
Research and development	9,363	14,315	32,797	45,959
Sales and marketing	6,452	9,026	19,741	28,020
General and administrative	2,783	4,467	9,510	11,653
Restructuring costs (recovery) and asset write-offs	(244)	4,950	2,803	8,922

Total operating expenses	18,354	32,758	64,851	94,554

Loss from operations	(8,160)	(32,462)	(45,118)	(68,794)
Interest income	583	1,526	2,394	5,636
Interest expense	(787)	(990)	(2,438)	(5,347)
Other income (expense)	1,238	268	1,038	(4,197)
Gain on early retirement of debt	—	15,813	—	49,089

Loss before income tax expense	(7,126)	(15,845)	(44,124)	(23,613)
Income tax expense	(84)	(127)	(214)	(134)

Net loss	$(7,210)	$(15,972)	$(44,338)	$(23,747)

Net loss per share, basic and diluted	$(0.10)	$(0.22)	$(0.60)	$(0.33)

Shares used in per share calculation, basic and diluted	74,551	73,122	73,994	72,828

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities:
Net loss	$(44,338)	$(23,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,155	9,059
Write-off and amortization of intangible assets	—	3,972
Amortization related to stock options	17	469
Gain on early retirement of debt	—	(49,088)
Recovery of inventory reserves	(8,138)	(13,111)
Impairment of investment	—	4,500
Write-off and disposal of fixed assets	497	2,257
Changes in operating assets and liabilities:
Accounts receivable	(13,031)	20,160
Accounts receivable from related parties	642	3,558
Inventory	12,826	25,102
Other current and non-current assets	5,844	(6,253)
Accounts payable	(590)	(21,701)
Accrued payroll and related expenses	(180)	(3,334)
Deferred revenues	1,675	(2,994)
Accrued warranty	(2,398)	1,733
Accrued restructuring	(1,917)	(762)
Accrued vendor cancellation charges	(11,274)	2,597
Other accrued liabilities	(3,099)	(6,142)
Interest payable	(812)	(2,731)

Net cash used in operating activities	(57,121)	(56,456)

Investing activities:
Purchases of short-term investments	(200,239)	(236,081)
Proceeds from sales and maturities of short-term investments	182,231	379,966
Purchases of property and equipment	(2,716)	(5,855)

Net cash provided by (used in) investing activities	(20,724)	138,030

Financing activities:
Principal payments on capital leases	(116)	(94)
Proceeds from issuance of common stock	2,411	3,541
Retirement of debt	—	(57,627)

Net cash provided (used in) by financing activities	2,295	(54,180)
Effect of exchange rate changes	909	942

Net increase (decrease) in cash and cash equivalents	(74,641)	28,336
Cash and cash equivalents at beginning of period	117,079	100,274

Cash and cash equivalents at end of period	$42,438	$128,610

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Description of Business

          Terayon Communication Systems, Inc., or Company, was incorporated under the laws of the State of California on January 20, 1993. In July 1998, the Company reincorporated in the State of Delaware.

          The Company develops, markets and sells Cable Modem Termination Systems, or CMTSs, customer premise equipment, or CPE, including cable modems and digital video equipment. Our CMTS and CPE products enable cable operators to provision, deliver and manage cost-effective broadband Internet access and voice over Internet Protocol, or VoIP. Our digital video equipment allows cable and satellite operators to provide advanced digital video services to subscribers.

Basis of Presentation

          The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements at September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 have been included.

          Results for the three and nine months ended September 30, 2003 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Form 10-K dated March 27, 2003, as filed with the U.S. Securities and Exchange Commission. The accompanying balance sheet at December 31, 2002 is derived from audited consolidated financial statements at that date.

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

Stock-based compensation

          The Company accounts for stock-based compensation for its employees using the intrinsic value method presented in Accounting Principles Board, or APB, Statement No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, Interpretation No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, and with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure Amendment of SFAS No. 123.” Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of the stock and the exercise price. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force, or EITF, Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

          The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

		Three months ended		Nine months ended
		September 30		September 30,

		2003	2002	2003	2002

Net loss, as reported		$(7,210)	$(15,972)	$(44,338)	$(23,747)
Add:	Stock-based compensation under APB 25	9	103	17	469
Deduct:	Stock option compensation expense determined under fair value-based method	(5,602)	(8,341)	(17,201)	(27,576)
	Employee stock purchase plan compensation expense determined under fair value- based method	(366)	(381)	(1,646)	(1,685)

Pro forma net loss		$(13,169)	$(24,591)	$(63,168)	$(52,539)

Pro forma net loss per share, basic and diluted		$(0.18)	$(0.34)	$(0.85)	$(0.72)

Shares used in computing pro forma net loss per share, basic and diluted		74,551	73,122	73,994	72,828

Inventory

          Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2003	2002

Finished goods	$4,457	$5,915
Work-in-process	553	769
Raw materials	498	1,573

	$5,508	$8,257

Purchase Obligations

          The Company records losses on commitments to purchase inventory in accordance with Statement 10 of Chapter 4 of Accounting Release Bulletin No. 43. The Company’s policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires it to perform a detailed assessment of inventory at each balance sheet date which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, generally six months or less as well as product lifecycle and product development plans. Given the rapid technological change in the technology and communications equipment industries as well as significant, unpredictable changes in capital spending by the Company’s customers, the Company believes that assessing the value of inventory using generally a six month time horizon is appropriate.

          The estimates of future demand that the Company uses in the valuation of inventory are the basis for the revenue forecast, which is also consistent with its short-term manufacturing plan. Based on this analysis, the Company reduces the cost of inventory that it specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines excess inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using the Company’s best estimate of future demand at the time, based upon information then available.

          For the three and nine months ended September 30, 2003, the Company reversed approximately $2.0 million and $8.1 million, respectively, of inventory provisions, which were previously recorded as cost of goods sold. For the three and nine months ended September 30, 2002, the Company reversed approximately $0.6 million and $13.1 million, respectively, of inventory provisions, which were previously recorded as cost of goods sold. The Company reversed these provisions as it was able to sell inventory originally considered to be excess or obsolete.

          On February 26, 2003, the Company entered into an agreement with Solectron Corporation, or Solectron to settle all outstanding obligations under two manufacturing agreements between the Company and Solectron. Under the terms of the settlement agreement, the Company paid Solectron approximately $3.9 million, and each party released all claims that it may have had against the other party. Additionally, the Company received selected inventory from Solectron. The Company previously accrued $6.0 million toward the settlement of the Solectron matter as a vendor cancellation charge in the fourth quarter of 2000 and the second quarter of 2001. In the first quarter of 2003, in connection with the Solectron settlement, the Company reversed $2.1 million of the accrued vendor cancellation charges.

          On September 29, 2003, the Company entered into an agreement with Flextronics (Israel) Ltd., an Israeli company, or Flextronics, to purchase inventory from Flextronics and settle all outstanding claims between the Company and Flextronics. Under the terms of the settlement agreement, the Company paid Flextronics approximately $1.5 million to be applied toward the purchase of future inventory from Flextronics, if any. Additionally, each party released all claims that it may have had against the other party. The Company previously accrued $2.0 million toward the settlement of the Flextronics matter as a vendor cancellation charge in the second quarter of 2001. In the third quarter of 2003, in connection with the Flextronics settlement, the Company reversed $0.5 million of the accrued vendor cancellation charges included in cost of goods sold.

          As of September 30, 2003, the Company had $53.0 million of purchase obligations, of which $3.9 million are included on the balance sheet as accrued vendor cancellation charges. The remaining obligations are expected to become payable at various times through the first quarter of 2004.

Net Loss Per Share

          A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(7,210)	$(15,972)	$(44,338)	$(23,747)

Shares used in computing basic and diluted net loss per share	74,551	73,122	73,994	72,828

Basic and diluted net loss per share	$(0.10)	$(0.22)	$(0.60)	$(0.33)

          Options to purchase 17,634,021 and 16,309,988 shares of common stock were outstanding at September 30, 2003 and September 30, 2002, respectively, and warrants to purchase 425,593 and 2,408,300 shares of common stock were outstanding at September 30, 2003 and September 30, 2002, respectively, but were not included in the computation of diluted net loss per share, since the effect would have been antidilutive.

Accumulated Other Comprehensive Loss

          Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of net unrealized gains or losses on short-term investments and accumulated net foreign currency translation gains or losses.

The following are the components of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(7,210)	$(15,972)	$(44,338)	$(23,747)
Cumulative translation adjustments	360	(1,380)	910	(2,937)
Change in unrealized gain (loss) on available-for-sale investments	(67)	(361)	(478)	(859)

Total comprehensive net loss	$(6,917)	$(17,713)	$(43,906)	$(27,543)

Impact of Recently Issued Accounting Standards

          In May 2003, the Financial Accounting Standards Board, or FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, and did not have a material impact on the Company’s financial position or results of operations.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable to the Company in the quarter ending December 31, 2003, for interests acquired in variable interest entities prior to February 1, 2003. This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. The adoption of this Interpretation will not have a material impact on the Company’s financial statements.

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

          On September 21, 2000, the lead plaintiffs filed a consolidated class action complaint containing factual allegations nearly identical to those in the original lawsuits. The consolidated class action complaint, however, alleged claims on behalf of a class whose members purchased or otherwise acquired the Company’s securities between November 15, 1999 and April 11, 2000. On October 30, 2000, defendants moved to dismiss the consolidated class action complaint. On March 14, 2001, after defendants’ motion had been fully briefed and argued, the court issued an order granting in part defendants’ motion and giving plaintiffs leave to file an amended complaint. On April 13, 2001, plaintiffs filed their first amended consolidated class action complaint. On June 15, 2001, defendants moved to dismiss this new complaint and oral argument on the motion occurred on December 17, 2001. On March 29, 2002, the court denied the defendants’ motion to dismiss. On February 24, 2003, the court certified the plaintiffs’ proposed class. Since then, the parties have completed nearly all discovery from fact witnesses and have begun, but not finished, expert witness discovery.

          Both defendants and plaintiffs have filed summary judgment motions. Defendants’ motion seeks judgment as to plaintiffs’ entire claim. Plaintiffs’ motion seeks a determination that certain of the defendants’ class period statements were false.

          On September 8, 2003, the Court heard defendants’ motion to disqualify two of the lead plaintiffs and to modify the definition of the plaintiff class. This motion is now under submission.

          On September 10, 2003, the Court issued an order vacating the hearing date for the parties’ summary judgment motions. On September 22, 2003, the Court issued another order staying all discovery until further notice of the Court and vacating the trial date, which had been November 4, 2003.

          The lawsuits seek an unspecified amount of damages, in addition to other forms of relief. The Company considers the lawsuits to be without merit and intends to defend vigorously against these allegations.

          On October 16, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the California Superior Court, San Luis Obispo County. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc. (Bertram). The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of “all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants’ activity, and as the Court shall determine is not inconsistent with the exercise of the Court’s jurisdiction.” Plaintiffs seek equitable and injunctive relief. Defendants removed the Bertram case to the United States District Court, Central District of California and, on January 19, 2001, filed a motion to dismiss the complaint. A hearing on defendants’ motion was held March 26, 2001 and the court granted Defendants’ motion to dismiss the action and denied Plaintiffs’ motion requesting remand. On April 5, 2001, Defendants moved for an order requiring further proceedings, if any to take place in the Northern District of California. Plaintiffs did not oppose this motion and eventually entered into a stipulation to go forward in the Northern District. On July 9, 2001, a status conference was held in this case before Judge Patel. Plaintiffs did not appear for the conference, and the court requested that defendants submit an order dismissing the Bertram action with prejudice, which the defendants have submitted to the court. On August 7, 2002, the court held another conference at which it entered an order dismissing the Bertram case. The court’s order permits the individual plaintiffs in the Bertram case to pursue any claims that they may have as members of the purported class in the related, consolidated class action discussed above. Plaintiffs have appealed this order and filed their opening brief in the Court of Appeals. Defendants’ answering brief is due on November 24, 2003, and plaintiffs’ optional reply brief is due 14 days after service of defendants’ brief.

          The Company believes that the allegations in the Bertram case, as with the allegations in the federal securities case, are without merit and intends to contest the matter vigorously. However, these litigation matters could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

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

          On September 3, 2002, Uniscor Ltd. (an Israeli company under voluntary liquidation) and Flextronics filed a claim with the Tel Aviv District Court in Israel against the Company and Radwiz Ltd., or Radwiz, the Company’s subsidiary, alleging that damages of NIS 25,000,000 (approximately $5.0 million US dollars) were inflicted on them by the Company’s alleged failure to comply with its contractual obligations to accept and pay for components manufactured by Flextronics in the first quarter of 2001 pursuant to projections it had received from Radwiz. The Company filed a statement of defense denying the allegations, after which the parties accepted the Court’s recommendation to transfer the case to non-binding mediation. On September 29, 2003, the Company settled the dispute with Flextronics and paid to Flextronics $1,475,000 as part of the settlement.

          On January 19, 2003, Omniband Group Limited, a Russian company, or Omniband, filed a request for arbitration with the Zurich Chamber of Commerce, claiming damages in an amount of $2,094,970 allegedly caused by the Company’s breach of an agreement to sell to Omniband certain equipment pursuant to an agreement between Omniband and Radwiz, dated February 22, 2000. The Company believes that the allegations are baseless and intends to present a vigorous defense in the arbitration proceedings.

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

          Since late 2000, the worldwide telecom and satellite industries have experienced severe downturns that have resulted in significantly reduced purchases of new broadband equipment. Because of this overall drop in demand, the Company has refocused its efforts on the cable industry, and has significantly reduced its investment in the telecom and satellite businesses. Consequently, beginning in 2003, the Company’s previously reported Telecom segment no longer meets the quantitative threshold for disclosure and the Company now operates as one business segment. Therefore, operating segment disclosure for the three and nine months ended September 30, 2003 is not provided.

          Prior to December 31, 2002, the Company operated primarily in two principal operating segments: Cable Broadband Access Systems (Cable) and Telecom Carrier Access Systems (Telecom). The Cable segment consisted primarily of TeraComm System, TJ line of DOCSIS cable modems, Bluewave line of DOCSIS CMTS, and the CherryPicker family of Digital Video Management Systems that are sold primarily to cable operators for the deployment of data, video and voice services over the existing cable infrastructure. The Telecom segment consisted primarily of MiniPlex DSL Systems, IPTL Converged Voice and Data Service System and Mainsail products, which are sold to providers of broadband services for the deployment of voice and data services over the existing copper wire infrastructure. The Company determined these reportable operating segments based upon how the businesses were managed and operated.

          Information on reportable segments is as follows (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2002	2002

Cable Broadband Access Segment:
Total Cable revenues	$22,006	$95,834
Depreciation expense	$3,012	$8,079
Operating loss	$(28,214)	$(58,111)
Telecom Broadband Access Segment:
Total Telecom revenues	$2,469	$8,266
Depreciation expense	$313	$980
Operating loss	$(4,248)	$(10,683)
Total revenues	$24,475	$104,100
Total depreciation expense	$3,325	$9,059
Operating loss:
Operating loss by reportable segments	$(32,462)	$(68,794)
Unallocated amounts:
Interest and other income (expense), net	804	(3,908)
Gain on early retirement of debt	15,813	49,089
Income tax expense	(127)	(134)

Net loss	$(15,972)	$(23,747)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues by product:
CMTS products	$16,825	$6,523	$29,979	$26,215
Subscriber products	15,654	11,249	46,320	54,822
Video products	4,577	4,233	11,109	14,531
Other products	572	2,470	3,087	8,532

Total revenues	$37,628	$24,475	$90,495	$104,100

Revenues by geographic areas:
United States	$16,653	$11,974	$47,832	$26,925
Canada	370	1,375	1,106	11,942
Europe	5,173	2,211	15,873	14,835

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Israel	638	591	1,449	859
Japan	11,047	6,147	17,859	34,107
Asia, excluding Japan	3,246	1,621	5,856	14,434
South America	501	556	520	998

Total	$37,628	$24,475	$90,495	$104,100

December 31,
2002

Assets:
Cable Broadband Access Segment	$217,531
Telecom Broadband Access Segment	58,179

Total assets	$275,710

	September 30,	December 31,
	2003	2002

Long-lived assets:
United States	$21,162	$28,169
Canada	813	787
Europe	197	170
Israel	3,140	3,442
Asia	158	207
South America	—	118

Total long-lived assets	25,470	32,893
Total current assets	191,989	242,817

Total assets	$217,459	$275,710

          Three customers accounted for 10% or more of total revenues (29%, 13%, and 13%) for the three months ended September 30, 2003. Two customers accounted for 10% or more of total revenues (25% and 14%) for the three months ended September 30, 2002. Three customers accounted for 10% or more of total revenues (20%, 17%, and 12%) for the nine months ended September 30, 2003. One customer accounted for 10% or more of total revenues (32%) for the nine months ended September 30, 2002. No other customer accounted for more than 10% of revenues during these periods.

4.	Restructuring Charges and Asset Write-offs

Restructuring

          2003 Restructuring

          During the first quarter of 2003, the Company’s Board of Directors approved a restructuring plan to continue to conform the expense and revenue levels and to better position the Company for future growth and eventual profitability. The Company incurred restructuring charges in the amount of $2.7 million related to employee termination costs. As of September 30, 2003, the employment of 81 employees has been terminated throughout the Company, and the Company paid $2.7 million in termination costs. In the second quarter of 2003, the Company reversed $86,000 of previously accrued termination costs due to a change in estimate. At September 30, 2003, no restructuring charges remain accrued.

          A summary of the 2003 accrued restructuring charges is as follows (in thousands):

Involuntary Terminations

Total charge	$2,745
Recovery of charge	(86)
Cash payments	(2,659)

Balance at September 30, 2003	$—

           2002 Restructuring

          During the third quarter of 2002, the Company’s Board of Directors approved a restructuring plan to conform the expense and revenue levels and to better position the Company for future growth and eventual profitability. The Company incurred restructuring charges in the amount of $3.6 million of which $2.3 million related to employee termination costs and the remaining $1.3 million related to costs for excess leased facilities. At September 30, 2003, restructuring charges of $1.2 million remain accrued. As of September 30, 2003, the employment of 153 employees has been terminated throughout the Company, and the Company paid $2.2 million in termination costs and $0.2 million in excess facility costs. During 2002, we reclassified $0.1 million of excess termination costs to leased facilities due to a change in estimate. The Company anticipates the remaining restructuring accrual, primarily relating to excess leased facilities, will be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

          The following table summarizes the costs and activities during 2003, related to the 2002 restructuring (in thousands):

		Excess Leased
	Involuntary	Facilities and
	Terminations	Cancelled Contracts	Total

Balance at December 31, 2002	$88	$1,422	$1,510
Cash Payments	(88)	(219)	(307)

Balance at September 30, 2003	$—	$1,203	$1,203

2001 Restructuring

          During 2001, the Company’s Board of Directors approved a restructuring plan to streamline the Company’s organizational structure worldwide. The Company incurred restructuring charges in the amount of $12.7 million in fiscal year 2001 of which $3.6 million remained accrued at September 30, 2003. Of the total restructuring charges recorded during fiscal year 2001, $3.2 million related to employee termination costs throughout the Company, and the remaining $9.5 million related primarily to costs for excess leased facilities. During 2003, the Company reversed $0.3 million of previously accrued termination costs due to a change in estimate. The Company anticipates utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

          The following table summarizes the costs and activities during 2003, related to the 2001 restructuring (in thousands):

	Excess Leased Facilities and
	Cancelled Contracts	Total

Balance at December 31, 2002	$5,243	$5,243
Recovery of charge	(261)	(261)
Cash Payments	(1,348)	(1,348)

Balance at September 30, 2003	$3,634	$3,634

Asset Write-offs

          For the nine months ended September 30, 2003, the Company wrote off $0.4 million of fixed assets, which were determined to have no remaining useful life. The Company wrote-off $17,000 of fixed assets in the three months ended September 30, 2003. For the three and nine months ended September 30, 2002, the Company wrote off $1.4 million of fixed assets, which were determined to have no remaining useful life. Additionally, in the second quarter of 2002, the Company recorded a $4.0 million charge to write-off goodwill.

5.	Advertising

          In December 2001, the Company entered into co-marketing arrangements with Shaw Communications Inc., or Shaw and Rogers Communications Inc., or Rogers, which was then a related party (see Note 6). The Company paid $7.5 million to Shaw and $0.9 million to Rogers, and recorded these amounts as other current assets. In July 2002, the Company began amortizing these prepaid assets and charging them against Cable revenues in accordance with EITF 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” The Company will charge the remaining $1.4 million of amortization of these assets against revenues in the next quarter ending December 31, 2003. Amounts charged against revenues in the three and nine months ended September 30, 2003, totaled approximately $1.4 million and $4.2 million, respectively. The amount charged against revenues in the three and nine months ended September 30, 2002, totaled approximately $1.4 million.

6.	Related Party Transactions

          Lewis Solomon, a member of the Company’s Board of Directors and chairman of the Company’s Audit Committee is also a member of the Board of Directors of Harmonic, Inc., or Harmonic. In April 2002, the Company entered into a reseller agreement with Harmonic to sell certain of the Company’s products. The agreement appoints Harmonic as an authorized, non-exclusive reseller of certain of the Company’s video products. For the three and nine months ended September 30, 2003, related party revenue includes $0.5 million and $1.5 million, respectively, of revenue from Harmonic. The Company recorded $0.3 million and $0.4 million, respectively of revenue related to Harmonic for the three and nine months ended September 30, 2002.

          Alek Krstajic, a member of the Company’s Board of Directors, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers until January 2003. Beginning April 1, 2003, the Company no longer recognize revenue related to Rogers as related party revenue as Rogers was no longer considered to be a related party. In the three months ended March 31, 2003, the Company recognized $1.4 million of Rogers’s related party revenue, net of amortization of co-marketing expense (See Note 5). For the three and nine months ended September 30, 2002, the Company recognized revenue of $0.3 million and $6.2 million, respectively in connection with product shipments to Rogers, net of amortization of co-marketing expense beginning in the third quarter of 2002.

          Cost of related party product revenues in the Company’s consolidated statements of operations consists of direct and indirect product costs. Accounts receivable from Harmonic totaled approximately $0.2 million at September 30, 2003. Accounts receivable from Rogers totaled approximately $0.4 million at September 30, 2002. Accounts receivable from Harmonic totaled approximately $0.1 million at September 30, 2002. None of the related parties is a supplier to the Company.

7.	Product Warranties

          The Company provides for estimated product warranty expenses when it sells the related products. Because warranty estimates are forecasts that are based on the best available information — mostly historical claims experience - claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties for the nine months ended September 30, 2003, is as follows (in thousands):

Additions
		Charged to	Charges for
	Balance at December	Costs and	Warranty Services	Balance at
	31, 2002	Expenses	Provided	September 30, 2003

Warranty reserve	$8,607	1,350	(3,748)	$6,209

8.	Sale of Certain Assets

          In July 2003, the Company entered into an agreement with Verilink Corporation, or Verilink, to sell certain assets to Verilink for up to a maximum of $0.9 million. The Company received $0.45 million in July 2003 and will receive additional payments totaling up to $0.45 million through December 31, 2004. The assets were originally acquired through the Company’s acquisition of Access Network Electronics, or ANE in February 2000. Additionally, Verilink agreed to purchase at least $2.1 million of related inventory from the Company on or before December 31, 2004.

          As part of this agreement, Verilink agreed to assume all warranty obligations related to ANE products sold prior to, on, or after July 2003. The Company agreed to reimburse Verilink for up to $2.4 million of certain warranty obligations for ANE products sold prior to July 2003. Further, Verilink assumed the obligation for one of the Company’s operating leases, previously accrued as restructuring, resulting in a recovery of restructuring charges of $0.3 million (see Note 4).

8.	Subsequent Event

          On October 7, 2003, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission, or SEC. This shelf registration statement, which was declared effective by the SEC on November 4, 2003, will allow the Company to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time up to an aggregate of $125.0 million, subject to market conditions and its capital needs. On November 7, 2003, the Company filed a prospectus supplement with reference to its intention to offer 10,800,000 shares of common stock, which would result in gross proceeds of $75.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

Overview

     We develop, market and sell cable modem termination systems, or CMTSs, customer premise equipment, or CPE, including cable modems, and digital video equipment. Our CMTS and CPE products enable cable operators to provision, deliver and manage cost-effective broadband Internet access and Voice over Internet Protocol (VoIP). Our digital video equipment allows cable and satellite operators to provide advanced digital video services to subscribers. We focus on the development and deployment of cable broadband access technologies that will improve on cable operators’ return on investment by leveraging their existing infrastructure to deliver broadband services to residential and commercial subscribers at lower expense and provide new services. We sell our products to cable operators and other providers of broadband services through direct sales forces in North America, Europe and Asia. We also distribute our products through resellers and system integrators.

     We generate our revenues principally from sales of our three major product groups, CMTS, CPE, and digital video equipment, either directly to broadband service providers or through resellers. Our total revenues depend in large part upon capital expenditure trends in the broadband services industry generally, which declined beginning in 2001, and have only recently begun to improve. Our revenues, which to date have been predominantly derived from CPE cable modem sales, have been adversely affected by intense competition in the CPE market, which has resulted in a substantial decline in revenues due to the erosion of the average sale prices, or ASPs, of these products. In addition, there has been an increasing adoption of DOCSIS (data over cable service interface specification) standards based equipment over the past few years. As it became apparent that our customers were increasingly purchasing only DOCSIS certified or qualified equipment, we have undertaken a transition from our historical focus of our proprietary Synchronous Code Division Multiple Access, or S-CDMA technology to developing, marketing and selling DOCSIS-based products. As of September 30, 2003 we believe this transition has been largely completed. Our future operating results will depend on our continued success in growing revenues from products other than the legacy S-CDMA products.

     Our gross margins fluctuate from period to period primarily as a result of the mix of products we sell. Specifically, we derive substantially higher margins from sales of our CMTS and digital video equipment products than we do from sales of CPE products, which are subject to intense price competition, as discussed above. While we are working to mitigate pressures on our gross margins by continuing to focus on product manufacturing cost reductions, especially for our CPE products, we also expect further decreases in our CPE ASPs to continue to adversely affect gross margins. To the extent that our product costs decline slower than ASP declines, our margins will be adversely affected. . We believe our ability to achieve profitability in the long term depends on our ability to achieve overall gross margins of approximately 35% to 40%. To the extent that sales of CPE products comprise a greater proportion of our total revenues, our ability to achieve this target gross margin will be adversely affected.

     In addition, because our markets are characterized by rapid technological change, short product life cycles and substantial fluctuations in capital expenditures by our customers, we must regularly assess our valuation of inventory and our long-term purchasing commitments to our vendors and, when appropriate, record charges or accrue provisions for excess and obsolete inventory and vendor cancellation charges. To the extent inventory we deemed excess or obsolete is sold or vendor cancellation charges are reduced, we reverse these accruals, and the reversals are reflected in our statements of operations as credits to cost of product revenues.

     We had a net loss of $7.2 million and $16.0 million for the three months ended September 30, 2003 and September 30, 2002, respectively, and a net loss of $44.3 million ($0.60 per share) and $23.7 million ($0.33 per share) for the nine months ended September 30, 2003 and September 30, 2002, respectively. In the nine months ended September 30, 2002, we recorded $49.1 million in gain on early retirement of debt in connection with the repurchase of $109.1 million aggregate principal amount of our 5% Convertible Subordinated Notes due 2007, or Convertible Notes, for approximately $57.6 million in cash. We did not repurchase any Convertible Notes in the nine months ended September 30, 2003. On a per share basis, the gain on early retirement of debt in the 2002 period was $0.67. We had an accumulated deficit of $981.5 million as of September 30, 2003. Our operating expenses are based in part on our current expectations of future sales, and we expect that a significant portion of our expenses will be committed in advance of sales. We anticipate that we will spend approximately $3.0 million to $5.0 million on capital expenditures during the year ending December 31, 2003. Anticipated capital expenditures consist of purchases of computer hardware, furniture and leasehold improvements for our facilities, and software and equipment. We expect to continue to incur losses for the foreseeable future.

Critical Accounting Policies

     Inventory Valuation. We record losses on commitments to purchase inventory in accordance with Statement 10 of Chapter 4 of Accounting Release Bulletin No. 43. Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, generally six months or less as well as product lifecycle and product development plans. Given the rapid technological change in the technology and communications equipment industries as well as significant, unpredictable changes in capital spending by our customers, we believe that assessing the value of inventory using generally a six month time horizon is appropriate.

     The estimates of future demand that we use in the valuation of inventory are the basis for the revenue forecast, which is also consistent with our short-term manufacturing plan. Based on this analysis, we reduce the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We define excess inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available.

     There have been no material changes to any other of our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Three and Nine Months Ended September 30, 2003 and 2002

Revenues

(in thousands)
					% Change for the
					three months	% Change for the
	For the three months ended		For the nine months ended		ended	nine months ended
	September 30,		September 30,		September 30,	September 30,
	2003	2002	2003	2002	2002/2003	2002/2003

Product revenues	$37,628	$24,475	$90,495	$104,100	54%	(13)%

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

     Our total revenues increased 54% to $37.6 million for the three months ended September 30, 2003 from $24.5 million in the same period in 2002. Our CMTS product revenue increased by $10.3 million in the three months ended September 30, 2003 compared to the same period in 2002 due to increasing sales of DOCSIS products partially offset by declining sales of S-CDMA CMTS products. Our lower-margin Subscriber (CPE) product revenue increased by a smaller $4.5 million in the three months ended September 30, 2003 compared to the same period in 2002 but only represented 42% of our total revenues for the 2003 period compared to 46% for the 2002 period. In both periods, unit volume increases more than offset reductions in ASPs. Sales of our video products remained flat in the three months ended September 30, 2003 compared to the same period in 2002. Three customers accounted for 10% or more of total revenues (29%, 13%, and 13%) for the three months ended September 30, 2003. Two customers accounted for 10% or more of total revenues (25% and 14%) for the three months ended September 30, 2002.

     Revenues decreased 13% to $90.5 million for the nine months ended September 30, 2003 from $104.1 million in the same period in 2002. This decrease in total revenues was primarily due to the slowdown in the general economy, constraints on technology-related capital spending by cable service providers, and increased competition that began in the second half of 2002 and continued into the first three months of 2003. Three customers accounted for 10% or more of total revenues (20%, 17%, and 12%) for the nine months ended September 30, 2003. One customer accounted for 10% or more of total revenues (32%) for the nine months ended September 30, 2002.

Related Party Revenues

(in thousands)
					% Change for the	% Change for the
	For the three months ended		For the nine months ended		three months ended	nine months ended
	September 30,		September 30,		September 30,	September 30,
	2003	2002	2003	2002	2002/2003	2002/2003

Related party revenues:
Rogers	$—	$492	$1,606	$6,368	—	(75)%
Harmonic	460	316	1,474	436	46%	238%
Co-marketing agreement	—	(153)	(153)	(153)	—	—

Total related party revenues	$460	$655	$2,927	$6,651	(30)%	(56)%

     Related party revenues in 2002 and the first quarter of 2003 included revenues from Rogers and Harmonic. Alek Krstajic, a member of our board of directors, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers until January 2003. Effective in the second quarter of 2003, Rogers is no longer a related party to us. Consequently, revenues from Rogers are not included in related party revenue beginning in the second quarter of 2003. Harmonic is a related party, and revenue generated from Harmonic continues to be included in related party revenues as Lewis Solomon, another member of our board of directors, is also a member of the board of directors of Harmonic.

     Related party revenues decreased 30% to $0.5 million for the three months ended September 30, 2003 from $0.7 million in the same period in 2002 primarily because Rogers was not a related party to us in the third quarter of 2003. Related party revenues decreased 56% to $2.9 million for the nine months ended September 30, 2003 from $6.7 million in the same period in 2002. The decline in related party revenues in 2003 compared to 2002 was primarily due to the overall decreased sales to Rogers, Rogers no longer being a related party to us beginning in the second quarter of 2003, as well as the same economic and competitive pressures discussed above. None of our related parties is a supplier to us.

     In December 2001, we entered into co-marketing arrangements with Shaw and Rogers. We paid $7.5 million to Shaw and $0.9 million to Rogers, and recorded these amounts as other current assets. In July 2002, we began amortizing these prepaid assets and charging them against revenues in accordance with EITF 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” We will charge the remaining $1.4 million of amortization of these assets against revenues in the next quarter through December 31, 2003. Amounts charged against revenues in the three and nine months ended September 30, 2003, totaled approximately $1.4 million and $4.2 million, respectively.

Cost of Goods Sold and Gross Profit

(in thousands)
					% Change for the	% Change for the
	For the three months ended		For the nine months ended		three months ended	nine months ended
	September 30,		September 30,		September 30,	September 30,
	2003	2002	2003	2002	2002/2003	2002/2003

Cost of product revenues	$27,296	$23,632	$69,500	$72,085	16%	(4)%
Cost of related party product revenues	138	547	1,262	6,255	(75)%	(80)%

Total cost of goods sold	$27,434	$24,179	$70,762	$78,340	13%	(10)%

Gross profit	$10,194	$296	$19,733	$25,760	3,344%	(23)%

     Cost of goods sold consists of direct product costs as well as the indirect costs of our manufacturing operations. Cost of related party product revenues also consists of direct and indirect product costs. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. Cost of goods sold and gross margin for the three and nine months ended September 30, 2003 included a favorable impact stemming from reversal of approximately $2.0 million and $8.1 million, respectively, of inventory provisions, which were previously recorded as cost of goods sold. Cost of goods sold and gross margin for the three and nine months ended September 30, 2002, included a favorable impact stemming from reversal of approximately $0.6 million and $13.1 million of inventory provisions, which were previously recorded as cost of goods sold. We reversed these provisions as we were able to negotiate downward certain vendor cancellation claims to terms more favorable to us, and were able to sell inventory originally considered to be excess or obsolete.

     We achieved a gross profit of $10.2 million or 27% of revenues for the three months ended September 30, 2003 compared to $0.3 million or 1% of revenues for the three months ended September 30, 2002. The increase in gross profit was primarily attributable to higher sales overall and a favorable product mix, driven by higher sales of higher margin CMTS products. We achieved a gross profit of $19.7 million or 22% of revenues for the nine months ended September 30, 2003 compared to $25.8 million or 25% of revenues for the nine months ended September 30, 2002. The 23% decrease in gross profit in the nine months ended September 30, 2003 was partially attributable to a 13% decrease in revenue as compared to the same period in 2002 as a result of a continuing decline in ASPs particularly for cable modems since the beginning of 2002, as well as a reduction in the number of CMTS units sold during the nine month period of 2003 as we were transitioning from proprietary products to DOCSIS based products.

Operating Expenses

(in thousands)
					% Change for the	% Change for the
	For the three months ended		For the nine months ended		three months ended	nine months ended
	September 30,		September 30,		September 30,	September 30,
	2003	2002	2003	2002	2002/2003	2002/2003

Research and development	$9,363	$14,315	$32,797	$45,959	(35)%	(29)%
Sales and marketing	$6,452	$9,026	$19,741	$28,020	(29)%	(30)%
General and administrative	$2,783	$4,467	$9,510	$11,653	(38)%	(18)%

     Research and Development. Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, outside engineering consultants, equipment and supplies required to develop and enhance our products. Research and development expenses decreased 35% to $9.4 million or 25% of sales for the three months ended September 30, 2003, compared to $14.3 million or 58% of sales for the three months ended September 30, 2002. The decrease in research and development expenses was attributable to $1.5 million of reductions in employee related expenses due to the lower headcount related to the restructuring in March 2003, partially offset by an increase of $0.1 million attributable to the Executive Compensation Plan. The decrease in research and development expense also included reductions of $0.2 million of outside engineering consultants and $2.3 million of reductions in purchases of materials, costs incurred to develop prototypes, and other research and development expenses. Additionally, we reduced research and development efforts by $1.0 million for the three months ended September 30, 2003 due to significantly reduced emphasis on our Telecom related product lines. Research and development expenses decreased 29% to $32.8 million or 36% of sales for the nine months ended September 30, 2003, compared to $46.0 million or 44% of revenue for the nine months ended September 30, 2002. The decrease in research and development expenses was attributable to $3.8 million of reductions in employee related expenses, partially offset by an increase of $0.1 million attributable to the Executive Compensation Plan. The decrease in research and development expense also included reductions of $0.7 million of outside engineering consultants and $5.5 million of reductions in purchases of materials, costs incurred to develop prototypes, and other research and development expenses. Additionally, we have reduced research and development efforts by $3.3 million due to significantly reduced emphasis on our Telecom related product lines. We believe it is critical to continue to make significant investments in research and development to create innovative technologies and products that meet the current and future requirements of our customers. Accordingly, we intend to continue our investment in research and development primarily related to DOCSIS standards-based and other products. We expect our total dollar amount of research and development expenditures to be slightly higher in the fourth quarter of 2003 as we escalate work on new product development initiatives in our CMTS and Video businesses.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses decreased 29% to $6.5 million or 17% of revenue for the three months ended September 30, 2003, compared to $9.0 million or 37% of revenue for the three months ended September 30, 2002. The decrease in sales and marketing expenses was due in part to $1.3 million in reduced employee expenses due to lower headcount related to the restructuring, partially offset by an increase of $0.1 million attributable to the Executive Compensation Plan. The decrease in sales and marketing expenses also included $0.2 million of decreased spending for outside consultants, $0.1 million of decreased travel costs, and $1.1 million of overall sales and marketing cost reductions. Sales and marketing expenses decreased 30% to $19.7 million or 22% of revenue for the nine months ended September 30, 2003, compared to $28.0 million or 27% of revenue for the nine months ended September 30, 2002. The decrease in sales and marketing expenses was primarily due to $5.3 million in reduced employee expenses due to lower headcount related to the restructuring, partially offset by an increase of $0.3 million attributable to the Executive Compensation Plan. The decrease in sales and marketing expenses also included $0.7 million of decreased spending for outside consultants, $0.8 million of decreased travel costs, and $2.1 million of overall sales and marketing cost reductions. Additionally, the cost related to the operation of the corporate aircraft increased $0.3 million to $2.8 million in the first nine months of 2003 from $2.5 million in the first nine months of 2002.

     General and Administrative. General and administrative expenses consist primarily of compensation and benefits for administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. General and administrative expenses decreased 38% to $2.8 million or 7% of revenue for the three months ended September 30, 2003, compared to $4.5 million or 18% of revenue for the three months ended September 30, 2002. The decrease was due in part to $0.7 million in reduced employee expenses due to lower headcount related to the restructuring, partially offset by an increase of $0.3 million attributable to the Executive Compensation Plan. The decrease in general and administrative expenses also included reductions of $1.7 million of spending for outside consultants, partially offset by $0.4 million of overall general and administrative cost increases. General and administrative expenses decreased 18% to $9.5 million or 11% of revenue for the nine months ended September 30, 2003, compared to $11.7 million or 11% of revenue for the first nine months ended September 30, 2002. The decrease was primarily due to $1.3 million in reduced employee expenses due to lower headcount related to the restructuring, partially offset by an increase of $0.5 million attributable to the Executive Compensation Plan, $2.5 million of decreased spending for outside consultants, partially offset by $0.3 million of severance expense related to the termination of an officer and $0.8 million of overall general and administrative cost increases. We expect our total dollar amount of general and administrative expenditures to be slightly higher in the fourth quarter of 2003.

Restructuring Costs and Asset Write-offs

(in thousands)	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Restructuring charges (recovery)	$(261)	$3,541	$2,398	$3,541
Long-lived asset write-offs	17	1,409	405	5,381

Restructuring costs and asset write-offs	(244)	4,950	2,803	8,922

2003 Restructuring Costs

     During the first quarter of 2003, our Board of Directors approved a restructuring plan to conform our expense and revenue levels and to better position us for future growth and eventual profitability. We incurred restructuring charges in the amount of $2.7 million related to employee termination costs. At September 30, 2003, no restructuring charges remain accrued. As of September 30, 2003, the employment of 81 of our employees has been terminated, and we paid $2.7 million in termination costs. In the second quarter of 2003, we reversed $86,000 of previously accrued termination costs due to this restructuring. We believe we will realize annualized savings of approximately $8 million to $12 million from these actions combined with related operational savings, including the curtailment of certain programs and discretionary expenditures.

     A summary of the 2003 accrued restructuring charges is as follows (in thousands):

Involuntary
Terminations

Total charge	$2,745
Recovery of charge	(86)
Cash payments	(2,659)

Balance at September 30, 2003	$—

Asset Write-offs

     For the nine months ended September 30, 2003, we wrote off $0.4 million of fixed assets, which were determined to have no remaining useful life. We wrote-off $17,000 of fixed assets in the three months ended September 30, 2003. For the three and nine months ended September 30, 2002, we wrote off $1.4 million of fixed assets, which were determined to have no remaining useful life. Additionally, in the second quarter of 2002, the Company recorded a $4.0 million charge to write-off goodwill.

Other Restructuring Activities

     During 2002 and 2001, our Board of Directors approved two restructuring plans to conform the expense and revenue levels and to better position us for future growth and eventual profitability. Additionally, in the third quarter of 2003 we reversed $0.3 million of costs from a previous restructuring in 2001 due to a change in estimate.

     The following table summarizes the costs and activities during 2003, related to the 2002 and 2001 restructuring (in thousands):

		Excess Leased
	Involuntary	Facilities and
	Terminations	Cancelled Contracts	Total

Balance at December 31, 2002	$88	$6,665	$6,753
Recovery of charge	—	(290)	(290)
Cash Payments	(88)	(1,538)	(1,626)

Balance at September 30, 2003	$—	$4,837	$4,837

     We anticipate the remaining restructuring accrual, primarily relating to excess leased facilities, will be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

Non-operating Expenses

(in thousands)
					% Change for the	% Change for the
	For the three months ended		For the nine months ended		three months ended	nine months ended
	September 30,		September 30,		September 30,	September 30,
	2003	2002	2003	2002	2002/2003	2002/2003

Interest income	$583	$1,526	$2,394	$5,636	(62)%	(58)%
Interest expense	$(787)	$(990)	$(2,438)	$(5,347)	(21)%	(54)%
Other income (expense)	$1,238	$268	$1,038	$(4,197)	362%	(125)%

     Interest Income. Interest income decreased 62% to $0.6 million for the three months ended September 30, 2003 from $1.5 million in the same period in 2002. Interest income decreased 58% to $2.4 million for the nine months ended September 30, 2003 from $5.6 million in the same period in 2002. The decrease in interest income was primarily due to lower cash balances due to the usage of cash for operations, lower interest rates, as well as lower invested average cash balances due largely to the use of cash to repurchase Convertible Subordinated Notes (Notes) in 2001 and 2002.

     Interest Expense. Interest expense, which relates primarily to interest on our Notes due in 2007, decreased 21% to $0.8 million for the three months ended September 30, 2003 from $1.0 million in the same period in 2002. Interest expense decreased 54% to $2.4 million for the nine months ended September 30, 2003 from $5.3 million in the same period in 2002, primarily due to the repurchase of a total of $434.9 million of the Notes in 2001 and 2002.

     Other Income (Expense). Other income (expense) is generally comprised of realization of foreign currency translations and permanent gains or losses on investments. Other income (expense) in the three months ended September 30, 2003 was $1.2 million, primarily comprised of a $0.7 million gain on the sale of the Miniplex product line and related inventory as well as a $0.6 million reversal of a liability associated with an overseas government grant which we believe is now satisfied. In addition to the items noted above, other income in the nine months ended September 30, 2003 was partially offset by approximately $0.3 million in foreign currency translation losses. Other income (expense) for the nine months ended September 30, 2002 included a write-down of a $4.5 million long-term investment.

Income Taxes

(in thousands)	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Income taxes	$(84)	$(127)	$(214)	$(134)

     We have generated operating losses since our inception. In the three and nine months ended September 30, 2003 and September 30, 2002, we recorded an income tax expense, which was related to foreign taxes.

Net Loss and Net Loss Per Share

(in thousands)	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(7,210)	$(15,972)	$(44,338)	$(23,747)
Net loss per share, basic and diluted	$(0.10)	$(0.22)	$(0.60)	$(0.33)

     Our net loss was $7.2 million in the three months ended September 30, 2003 compared to a net loss of $16.0 million in the three months ended September 30, 2002. Our net loss was $44.3 million in the nine months ended September 30, 2003 compared to a net loss of $23.7 million in the nine months ended September 30, 2002. Our net loss per share was $(0.10) for the three months ended September 30, 2003 compared $(0.22) in the three months ended September 30, 2002. Our net loss per share was $(0.60) for the nine months ended September 30, 2003 compared $(0.33) in the nine months ended September 30, 2002.

     In the nine months ended September 30, 2002, we recorded $49.1 million in gain on early retirement of debt in connection with the repurchase of $109.1 million aggregate principal amount of our 5% Convertible Subordinated Notes due 2007, or Convertible Notes, for approximately $57.6 million in cash. We did not repurchase any Convertible Notes in the nine months ended September 30, 2003. On a per share basis, the gain on early retirement of debt in the 2002 period was $0.67.

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

          On September 21, 2000, the lead plaintiffs filed a consolidated class action complaint containing factual allegations nearly identical to those in the original lawsuits. The consolidated class action complaint, however, alleged claims on behalf of a class whose members purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000. On October 30, 2000, defendants moved to dismiss the consolidated class action complaint. On March 14, 2001, after defendants’ motion had been fully briefed and argued, the court issued an order granting in part defendants’ motion and giving plaintiffs leave to file an amended complaint. On April 13, 2001, plaintiffs filed their first amended consolidated class action complaint. On June 15, 2001, defendants moved to dismiss this new complaint and oral argument on the motion occurred on December 17, 2001. On March 29, 2002, the court denied the defendants’ motion to dismiss. On February 24, 2003, the court certified the plaintiffs’ proposed class. Since then, the parties have completed nearly all discovery from fact witnesses and have begun, but not finished, expert witness discovery.

          Both defendants and plaintiffs have filed summary judgment motions. Defendants’ motion seeks judgment as to plaintiffs’ entire claim. Plaintiffs’ motion seeks a determination that certain of the defendants’ class period statements were false.

          On September 8, 2003, the Court heard defendants’ motion to disqualify two of the lead plaintiffs and to modify the definition of the plaintiff class. This motion is now under submission.

          On September 10, 2003, the Court issued an order vacating the hearing date for the parties’ summary judgment motions. On September 22, 2003, the Court issued another order staying all discovery until further notice of the Court and vacating the trial date, which had been November 4, 2003.

          The lawsuit seeks an unspecified amount of damages, in addition to other forms of relief. We consider the lawsuits to be without merit and intend to defend vigorously against these allegations. However, the litigation could prove to be costly and time consuming to defend, and there can be no assurances about the eventual outcome.

          On October 16, 2000, a lawsuit was filed against us and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the California Superior Court, San Luis Obispo County. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc. (Bertram). The Bertram complaint contains factual allegations similar to those alleged in the federal securities class action lawsuit. The complaint asserts causes of action for unlawful business practices, unfair and fraudulent business practices, and false and misleading advertising. Plaintiffs purport to bring the action on behalf of themselves and as representatives of “all persons or entities in the State of California and such other persons or entities outside California that have been and are adversely affected by defendants’ activity, and as the Court shall determine is not inconsistent with the exercise of the Court’s jurisdiction.” Plaintiffs seek equitable and injunctive relief. Defendants removed the Bertram case to the United States District Court, Central District of California and, on January 19, 2001, filed a motion to dismiss the complaint. A hearing on defendants’ motion was held March 26, 2001 and the court granted Defendants’ motion to dismiss the action and denied Plaintiffs’ motion requesting remand. On April 5, 2001, Defendants moved for an order requiring further proceedings, if any to take place in the Northern District of California. Plaintiffs did not oppose this motion and eventually entered into a stipulation to go forward in the Northern District. On July 9, 2001, a status conference was held in this case before Judge Patel. Plaintiffs did not appear for the conference, and the court requested that defendants submit an order dismissing the Bertram action with prejudice, which the defendants have submitted to the court. On August 7, 2002, the court held another conference at which it entered an order dismissing the Bertram case. The court’s order permits the individual plaintiffs in the Bertram case to pursue any claims that they may have as members of the purported class in the related, consolidated class action discussed above. Plaintiffs have appealed this order and filed their opening brief in the Court of Appeals. Defendants’ answering brief is due on November 24, 2003, and plaintiffs’ optional reply brief is due 14 days after service of defendants’ brief.

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

          On September 3, 2002, Uniscor Ltd. (an Israeli company under voluntary liquidation) and Flextronics filed a claim with the Tel Aviv District Court in Israel against us and Radwiz, our subsidiary, alleging that damages of NIS 25,000,000 (approximately $5.0 million US dollars) were inflicted on them by our alleged failure to comply with our contractual obligations to accept and pay for components manufactured by Flextronics in the first quarter of 2001 pursuant to projections it had received from Radwiz. We filed a statement of defense denying the allegations, after which the parties accepted the Court’s recommendation to transfer the case to non-binding mediation. On September 29, 2003, we settled the dispute with Flextronics and paid to Flextronics $1.5 million as part of the settlement.

          On January 19, 2003, Omniband filed a request for arbitration with the Zurich Chamber of Commerce, claiming damages in an amount of $2.1 million allegedly caused by our breach of an agreement to sell to Omniband certain equipment pursuant to an agreement between Omniband and Radwiz, dated February 22, 2000. We believe that the allegations are baseless and intend to present a vigorous defense in the arbitration proceedings.

          We, as well as our customers, have received letters from third parties claiming that our technology and products infringe on the third parties’ patents. We have consulted with our patent counsel and are in the process of reviewing the allegations made by such third parties. We do not know whether the third parties will pursue their claims of patent infringement in court, and if they do, whether we would be found to infringe the third parties’ patents. If we are found to have infringed such third party patents, we could be subject to substantial damages and/or an injunction preventing us from selling our products and conducting our business. Additionally, such third parties and additional third parties could assert infringement claims against us in the future. Any such claim of patent infringement, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to us or at all.

          We are currently a party to various other legal proceedings, in addition to those noted above, and may become involved from time to time in other legal proceedings in the future. While we currently believe that the ultimate outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in any of our legal proceedings, there exists the possibility of a material adverse impact on our results of operations for the period in which the ruling occurs. The estimate of the potential impact on our financial position or overall results of operations for any of the above legal proceedings could change in the future.

Liquidity and Capital Resources

          At September 30, 2003, we had approximately $42.4 million in cash and cash equivalents and $107.0 million in short-term investments. As of September 30, 2003, we had approximately $68.4 million of long-term obligations, principally relating to our 5% Convertible Subordinated Notes.

          In July 2000, we issued $500 million of 5% Convertible Subordinated Notes, or Notes, due in August 2007, resulting in net proceeds to us of approximately $484.4 million. The Notes are our general unsecured obligation and are subordinated in right of payment to all of our existing and future senior indebtedness and to all of the liabilities of our subsidiaries. The Notes are convertible into shares of our common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. Interest is payable semi-annually. Debt issuance costs related to the Notes were approximately $15.6 million.

          Through September 30, 2003, we had repurchased approximately $434.9 million of the Notes for $171.0 million in cash and $17.9 million in stock, resulting in a gain on early retirement of debt of approximately $234.4 million net of related unamortized issuance costs of $11.6 million. We did not repurchase any Notes during the first nine months of 2003.

          Cash used in operating activities for the nine months ended September 30, 2003 was $57.1 million compared to $56.5 million used in the same period in 2002. For the nine months ended September 30, 2003, significant uses of cash by operating activities included a $44.3 million net loss, an increase in accounts receivable of $13.0 million, and a reduction of vendor cancellation charges of $11.3 million partially offset by $7.2 million in depreciation expense, and reductions in inventory and other assets. For the nine months ended September 30, 2002, cash used by operating activities included a $23.7 million net loss, a $49.1 million gain on early redemption of debt and a $21.7 million reduction in accounts payable partially offset by $9.1 million in depreciation expense, a $20.2 million increase in accounts receivable and reductions in inventory.

          Cash used by investing activities for the nine months ended September 30, 2003 was $20.7 million, compared to cash provided by investing activities of $138.0 million in the same period in 2002. Investing activities consisted primarily of the purchase and sale of short-term investments and fixed assets.

          Cash provided by financing activities was $2.3 million for the nine months ended September 30, 2003, compared to cash used by financing activities of $54.2 million in the same period in 2002. Financing activities primarily consisted of cash received through the exercise of stock options and shares issued through the stock purchase plan. Additionally. In the first nine months of 2002, we repurchased Notes for $57.6 million in cash.

          In 2002, we entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was originally secured by a $9.0 million letter of credit, which has been classified as restricted cash and is included as Other Assets on the Condensed Consolidated Balance Sheets. The letter of credit was reduced to $7.5 million in February 2003. This lease commitment is included in the table below. From time to time, our Chief Executive Officer, Dr. Rakib, and our President and Chief Technical Officer, Mr. Rakib, use the aircraft for personal use. Compensation associated with personal usage of the corporate aircraft is charged as compensation to Dr. Rakib and Mr. Rakib.

          The following summarizes our contractual obligations at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

		Payments Due by Period

		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years

Capital Lease Obligations	$0.1	$0.1	$—	$—	$—
Unconditional Purchase Obligations	53.0	53.0	—	—	—
Long Term Debt	68.4	—	1.5	65.0	1.9
Operating Lease Obligations	26.0	6.8	9.8	6.1	3.3
Aircraft Lease	4.9	1.5	3.0	0.4	—

Total Contractual Commitments	$152.4	$61.4	$14.3	$71.5	$5.2

          We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of September 30, 2003, we had $53.0 million of purchase obligations, of which $3.9 million are included on the balance sheet as accrued vendor cancellation charges. The remaining obligations are expected to become payable at various times through the first quarter of 2004.

          Other commercial commitments, primarily required to support operating leases, are as follows (in millions):

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than	1-3	4-5	Over 5
	Committed	1 year	years	years	years

Deposits	$0.5	$0.3	$—	$—	$0.2
Standby Letters of Credit	8.7	1.2	—	7.5	—

Total Commercial Commitments	$9.2	$1.5	$—	$7.5	$0.2

          On October 7, 2003, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, or SEC. This shelf registration statement, which was declared effective by the SEC on November 4, 2003, will allow us to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time, up to an aggregate of $125.0 million, subject to market conditions and our capital needs. On November 7, we filed a prospectus supplement announcing our intention to sell 10,800,000 shares of our common stock, which would result in gross proceed of $75.0 million.

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

Impact of Recently Issued Accounting Standards

          In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, and did not have a material impact on our financial position or results of operations.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable in the quarter ending December 31, 2003, for interests acquired in variable interest entities prior to February 1, 2003. This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. We believe that the adoption of this Interpretation will not have a material impact on our financial statements.

          In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have any significant impact on our financial position or results of operations

RISK FACTORS

     We have a history of losses and may continue to incur losses in the future.

It is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we have been shipping products in volume since the first quarter of 1998. As of September 30, 2003, we had an accumulated deficit of $981.5 million. We believe that we will continue to experience challenges in selling our products at a profit and continue to operate with net losses for the foreseeable future. Moreover, we have had declining revenue since 2000. In the nine months ended September 30, 2003, our revenues decreased 13% from the same period in 2002. As a result of the operating deficiencies, we have had to use available cash and cash equivalents to supplement the operation of our business. Cash used in operating activities for the nine months ended September 30, 2003 was $57.1 million as compared to $56.5 million used in the same period in 2002. Additionally, we generally are unable to significantly reduce our short-term expenses in order to compensate for unexpected decreases in anticipated revenues or delays in generating anticipated revenues. For example, we have commitments with some of our suppliers to purchase their products. In the past, we have been unable to use all of the products that we purchased and as a result have taken vendor cancellation charges. We may have to take additional charges in the future if we are unable to use all of the products that we purchase from our suppliers. Further, we have been experiencing and will continue to experience declining average selling prices, or ASPs, of our products. We record an inventory charge to reduce our inventory to the lower of cost or market if average selling prices fall below the cost of these products. In addition, we have significant operating lease commitments for facilities and equipment that generally cannot be cancelled in the short-term without substantial penalties.

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

Our quarterly revenues have fluctuated and are likely to continue to fluctuate significantly in the future due to a number of factors, many of which are outside our control. Factors that affect our revenues include, among others, the following:

•	variations in the timing of orders and shipments of our products;

•	variations in the size of the orders by our customers and pricing concessions on volume sales;

•	competitive market conditions;

•	unpredictable sales cycles;

•	new product introductions by competitors or by us;

•	delays in our introduction of new products;

•	delays in our introduction of added features to our products;

•	delays in reducing the cost of our products;

•	delays in the commercialization of products that are competitive in the marketplace;

•	delays in our receipt of and cancellation of orders forecasted by customers;

•	variations in capital spending budgets of cable operators and other broadband service providers;

•	international conflicts, including the continuing conflict in Iraq and acts of terrorism, and the impact of adverse economic, market and political conditions worldwide; and

•	ability of our products to be qualified or certified as meeting industry specifications.

A variety of factors affecting our gross margin include, among others, the following:

•	the sales mix of our products;

•	the volume of products manufactured;

•	the type of distribution channel through which we sell our products;

•	the ASPs of our products;

•	the costs of manufacturing our products; and

•	the effectiveness of our cost reduction measures.

We often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels and expenses are relatively fixed, particularly in the short-term. For example, a significant percentage of these operating expenses are fixed due to operating leases for our facilities and equipment. Also, we have commitments with some of our suppliers to purchase their products. As of September 30, 2003, $53.0 million of purchase obligations were outstanding. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of our business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations, our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall. Moreover, our research and development expenses fluctuate in response to new product development, changing industry requirements and customer demands.

Additionally, the unit ASPs of our products declined considerably in 2002, have continued to decline in 2003, and we anticipate that unit ASPs of our products may continue to decline in the future. This has caused and will continue to cause a decrease in our gross margins if we are unable to off-set the decline in ASPs with cost reduction measures. In addition, the gross margins we realize from the sale of our products are affected by the mix of product sales between higher margin, lower volume head-end equipment, such as CMTSs, and lower margin, higher volume CPE, such as cable modems. In 2003, we expect that sales of our low-margin CPE will continue to make up a significant portion of our revenues.

We are dependent on a small number of customers and our business could be harmed by the loss of any of these customers or reductions in their purchasing volumes.

Our customers have undergone and continue to undergo significant consolidation in both North America and internationally, as a limited number of cable operators control an increasing number of systems. For example, the top ten cable operators in the United States own and operate systems that service approximately 82% of homes that receive cable services in the United States. As a result of the consolidation among cable operators, our revenue has been and will continue to be dependent on sales to the few leading cable operators worldwide. For example, three of our customers accounted for 10% or more of total revenues (29%, 13% and 13%) for the three months ended September 30, 2003. Two of our customers accounted for 10% or more of total revenues (25% and 14%) for the three months ended September 30, 2002. Three of our customers accounted for 10% or more of total revenues (20%, 17% and 12%) for the nine months ended September 30, 2003. One of our customers accounted for 10% or more of total revenues (32%) for the nine months ended September 30, 2002. We may not succeed in attracting new customers as many of our potential customers have pre-existing relationships with our current or potential competitors and the continued consolidation of the cable industry reduces the number of potential customers. To attract new customers, we may be faced with intense price competition, which may affect our gross margins. Our sales are made on a purchase order or system contract basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel their orders on short notice without significant penalties. The loss of any of our customers can have a material adverse effect on our results of operations. Further, any reduction in orders from a given customer can likewise have a material adverse affect on our results of operations.

The sales cycle for certain of our products is lengthy, which makes forecasting of our customer orders and revenue difficult.

The sales cycle for certain of our products, such as our CMTS, is lengthy, often lasting nine months to more than a year. Our customers generally conduct significant technical evaluations, including customer trials, of our products as well as competing products prior to making a purchasing decision. In addition, purchasing decisions may also be delayed because of a customer’s internal budget approval processes. Because of the lengthy sales cycle and the size of customer orders, if orders forecasted for a specific customer for a particular period do not occur in that period, our revenues and operating results for that particular quarter could suffer. Moreover, a portion of our expenses related to an anticipated order is fixed and difficult to reduce or change, which may further impact our revenues and operating results for a particular period.

There are many risks associated with our participation in industry standards.

In connection with the development of the DOCSIS 2.0 specification by Cable Television Laboratories, Inc., a cable industry consortium that establishes cable technology standards and administers compliance testing, or CableLabs, we entered into an agreement with CableLabs whereby we licensed to CableLabs on a royalty-free basis any of our intellectual property rights, including rights to our proprietary S-CDMA technology, to the extent that such rights may be asserted against a party desiring to design, manufacture or sell DOCSIS based products, including DOCSIS 2.0 based products. This license agreement grants to CableLabs the right to sublicense our intellectual property, including our intellectual property rights in our S-CDMA patents, to manufacturers that compete with us in the marketplace for DOCSIS based products. As a result of this license to CableLabs, our competitors that produce DOCSIS-based products have access to our technology without having to pay us any royalties or other compensation for the use of our technology. As a result of our contribution of technology to the DOCSIS intellectual property pool, we may have foregone significant revenue from the potential licensing of our proprietary technology, and we may be unable to recoup the investment in the research and development efforts to develop the intellectual property contributed to the DOCSIS technology pool.

Additionally, the agreement that we signed with CableLabs to participate in the DOCSIS intellectual property pool may make it difficult for us to enforce our intellectual property rights against other companies. Certain cable equipment vendors manufacture and sell DOCSIS based and DOCSIS certified and qualified products without sublicensing from CableLabs the technology in the CableLabs intellectual property pool. Due to the interests of cable operators in having as many equipment vendors as possible, we may feel constrained by competitive pressures from pursuing the enforcement of our intellectual property rights against our competitors that have not entered into sublicenses with CableLabs. Moreover, if we seek to enforce our intellectual property rights against other equipment manufacturers that access technology from the CableLabs intellectual property pool, our license to the technology in the pool may be jeopardized. Certain contributors of technology to the CableLabs intellectual property pool are our competitors and may elect to revoke our license to their technology if we attempt to enforce our intellectual property rights against them.

We may have lost any competitive advantage that our proprietary S-CDMA technology may have provided us in the marketplace by licensing it to CableLabs, and we may face increased competition because our competitors have the ability to incorporate our technology into their products. We believe that this increased competition could come from existing competitors or from new competitors who enter the market and that such competition is likely to result in lower product ASPs, which could harm our revenues and gross margins. Additionally, because our competitors will be able to incorporate our technology into their products, our current customers may choose alternate suppliers or choose to purchase DOCSIS-compliant products from multiple suppliers. We may be unable to effectively compete with the other vendors if we cannot produce DOCSIS compliant cable products more quickly or at a lower cost than our competitors.

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

Major cable operators worldwide have endorsed the DOCSIS, Euro-DOCSIS and PacketCable specifications and rarely purchase equipment that is not certified or qualified as compliant with these specifications. Cable operators have chosen to purchase only products meeting industry specifications because the specifications enable interoperability among products from multiple vendors, which leads to increased competition among equipment manufacturers and generally lowers product ASPs. Consequently, our future success depends on our ability to compete effectively in this marketplace by developing, marketing and selling products that are certified and qualified to industry standards in a timely fashion and in a cost-effective manner.

There is no guarantee that our products will be DOCSIS, EuroDOCSIS or PacketCable certified or qualified. If we are unable to certify or qualify our products as DOCSIS, EuroDOCSIS or PacketCable compliant in a timely manner, we may be unable to sell our products and may lose some or all of any advantage we might otherwise have had, and our future operating results may be adversely affected.

Although we sell certified and qualified products, there have been and may continue to be instances where our existing customers and potential new customers elect to purchase products from one or more of our competitors rather than from us. In response to this situation, we have reduced our prices and continue to experience customer demand to further reduce our prices in order to promote sales of our current products. This has had and may continue to have an adverse impact on our revenues, operating results and gross margin.

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

The broadband equipment market has been characterized by erosion of product ASPs. We expect this erosion to continue. The ASPs for our products are likely to continue to decline due to competitive pricing pressures, promotional programs and customers possessing strong negotiating positions and who require price reductions as a condition of purchase. In addition, we believe that the widespread adoption of industry specifications, such as the DOCSIS and EuroDOCSIS specifications, is further eroding ASPs as cable modems and other similar CPE become commodity products. Decreasing ASPs could result in decreased revenues, even if the number of units sold increases. Decreasing ASPs may also require us to sell our products at much lower gross margin than in the past, and in fact, we may sell products at a loss. The primary reason that our gross profits have declined year-over-year is the decline in product ASPs. As a result, we may experience substantial period-to-period fluctuations in future revenue, gross margin and operating results due to ASP erosion. Therefore, we must continue to develop and introduce on a timely basis and a cost-effective manner new products or next- generation products with enhanced functionalities that can be sold at higher gross margins. Our failure to do this could cause our revenues and gross margin to decline further.

We must achieve cost reductions to attain profitability.

As product ASPs and revenue have declined in recent years, we have not sufficiently decreased our costs, including operating expenses and the costs associated with our products, to offset declining ASPs and revenue. This has resulted in increased losses and thus making it difficult for us to attain profitability. We have experienced a decrease in revenue, which was, in large part, due to declining product ASPs and a drop in the sale of CMTSs due to our transition from a proprietary platform to the DOCSIS standards platform. In order to achieve profitability, we must significantly increase our revenues, reduce the cost of our products and maintain or reduce our operating expenses.

We have made several attempts to lower our operating expenses. Although we have implemented expense reduction and restructuring plans in the past, including the latest restructuring in March 2003, that have focused on cost reductions and operating efficiencies, we have not been successful in lowering our operating expenses to keep pace with the decline in revenues. We cannot be certain that our future efforts to implement operating expense reduction will be successful. A large portion of our expenses, including rent and operating lease expenditures, are fixed and difficult to reduce or change. Accordingly, if our revenue does not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition and results of operations could be materially and adversely affected.

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

Broadband services delivered by cable operators have not achieved widespread market acceptance, and other competing service providers exist.

Our success will depend upon the widespread acceptance of broadband services delivered by cable operators. The markets for these services are growing but are not fully developed. Additionally, these markets may not grow as cable operators have a limited amount of available bandwidth over which they can offer new services, such as high-speed Internet access, high definition television, or HDTV, video on demand, or VOD, and telephony. Cable operators may elect not to provide any or all of these new services to their customers or may not aggressively market these services to their customers. If cable operators elect not to deploy such new services or if customers elect not to subscribe to such services, it may affect our ability to sell products to cable operators as their existing equipment may meet their current infrastructure demands. We depend on cable operators to provide new services and maintain their infrastructure in such a manner that allows us to continue to sell products to them.

Cable operators must also compete with other service providers in the delivery of services to their customers. Telecoms and satellite operators are aggressively competing with the cable industry to deliver broadband services via digital subscriber lines, or DSL, or satellite broadcast technologies. We cannot accurately predict the future growth rate or the ultimate size of the market for broadband services delivered via cable. The success of telecoms and satellite operators may slow or hamper the continued acceptance of cable operators in delivering broadband services, which in turn may impact demand for our products by cable operators.

We need to develop additional distribution channels to market and sell our products.

The vast majority of our sales are to large cable operators. However, we currently have limited access to smaller or geographically diverse cable operators. Although we intend to establish strategic relationships with leading distributors worldwide to access these customers, we may not succeed in establishing these relationships. Even if we do establish these relationships, the distributors may not succeed in marketing our products to their customers. Some of our competitors have already established long-standing relationships with these cable operators that may limit our and our distributors’ abilities to sell our products to those customers. Even if we were to sell our products to those customers, it would likely not be based on long-term commitments, and those customers would be able to terminate their relationships with us at any time without significant penalties.

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

We depend on cable industry capital spending for a substantial portion of our revenue and any decrease or delay in capital spending by cable operators would negatively impact our resources, operating results and financial condition.

     Historically, almost all of our sales had been derived from sales to cable operators, and we expect these sales to constitute a significant portion of net sales for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by cable operators. These capital spending patterns are dependent on a variety of factors including:

•	the availability of financing;

•	annual budget cycles, as well as the typical reduction in upgrade projects during the winter months;

•	the status of federal, local and foreign government regulation and deregulation of the telecommunications industry;

•	overall demand for broadband services and the acceptance of new data, video and voice services;

•	evolving industry specifications and network architectures;

•	competitive pressures (including the availability of alternative data transmission and access technologies);

•	discretionary consumer spending patterns; and

•	general economic conditions.

In recent years, the cable industry has been characterized by consolidation. We cannot predict the effect, if any, that such consolidation will have on overall capital spending patterns by cable operators. The effect on our business of further industry consolidation also is uncertain.

The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as fiber optic cable and the need for local zoning and licensing approvals. We believe that changes in our customers’ deployment plans have, and may in the future delay, the receipt of new orders. Since the majority of our sales have been to relatively few customers, a delay in equipment deployment at any one customer has in the past and could have a material adverse effect on our sales in a particular quarter.

We may fail to accurately forecast customer demand for our products.

The nature of the cable industry makes it difficult for us to accurately forecast demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of products or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We had purchase obligations of approximately $53.0 million as of September 30, 2003, primarily to purchase materials and components used to manufacture our products. We must fulfill these obligations even if demand for our products is lower than we anticipate.

We may not be able to manage expenses and inventory risks associated with meeting the demand of our customers.

From time to time, we receive indications from our customers as to their future plans and requirements to ensure that we will be prepared to meet their demand for our products. If actual orders differ materially from these indications, our ability to manage inventory and expenses may be affected. In addition, if we fail to meet customers’ supply expectations, we may lose business from such customers. If we enter into purchase commitments to acquire materials, or expend resources to manufacture products and such products are not purchased by our customers, our business and operating results could suffer.

We may have financial exposure to litigation.

We and/or our directors and officers are defendants in a number of lawsuits, including securities litigation lawsuits. As a result, we may have financial exposure to litigation as a defendant and because we are obligated to indemnify our officers and directors for certain actions taken on our behalf.

In order to limit financial exposure arising from litigation and/or our obligation to indemnify our officers and directors, we have historically purchased directors and officers insurance, or D&O Insurance. However, the availability of D&O Insurance is becoming more difficult for companies to attain as a number of insurance underwriters no longer offer D&O Insurance and the remaining insurance underwriters offering D&O Insurance have significantly increased the premiums of such coverage. In recent years, we have experienced a significant increase in the cost of our D&O Insurance, and there can be no assurance that D&O Insurance will be available to us in the future or, if D&O Insurance is available, it may be prohibitively expensive. Additionally, some insurance underwriters who offered D&O Insurance in the past have been placed into liquidation or may be, at some future point, placed into liquidation. In October 2001, one of the insurance underwriters from which we purchased D&O Insurance, Reliance Insurance Co., or Reliance, was placed into liquidation by the state of Pennsylvania. Reliance was the underwriter for one excess layer of our D&O Insurance for the period covering the claims made against us and our officers in the pending securities litigation. Because Reliance is in liquidation, we will be responsible for the amount insured under the Reliance policy, which is approximately $2.5 million.

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

Any interruption in the operations of our vendors of sole source or custom product parts could adversely affect our ability to meet our scheduled product deliveries to customers. If we are unable to obtain a sufficient supply of components from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships and expose us to potential damages that may arise from our inability to supply our customers with products. Further, a significant increase in the price of one or more of these components could harm our gross margin or operating results. Additionally, we attempt to limit this risk by maintaining safety stocks of these components, subassemblies and modules. As a result of this investment in inventories, we have in the past and in the future may be subject to risk of excess and obsolete inventories, which could harm our business. In this regard, our gross margins and operating results could be adversely affected by excess and obsolete inventory.

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

We are dependent upon international sales and there are many risks associated with international operations.

We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. For the three months ended September 30, 2003 and September 30, 2002, approximately 56% and 51%, respectively, of our net revenues were from customers outside of the U.S. For the nine months ended September 30, 2003 and September 30, 2002, approximately 47% and 74%, respectively, of our net revenues were from customers outside of the U.S. International sales are subject to a number of risks, including the following:

•	changes in foreign government regulations and communications standards;

•	import and export license requirements, tariffs and taxes;

•	trade barriers;

•	difficulty in protecting intellectual property;

•	difficulty in collecting accounts receivable;

•	currency fluctuations;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	difficulty in staffing and managing foreign operations; and

•	political and economic instability.

If our customers are affected by currency devaluations or general economic downturns, such as the economic downturns affecting many Asian, European and Latin American economies, their ability to purchase our products could be reduced significantly. Payment cycles for international customers typically are longer than those for customers in North America.

While we generally invoice our foreign sales in U.S. dollars, we invoice the majority of our sales in Europe in Euros. Since we have also elected to take payment in Euros from our customers in Europe and may elect to take payment in other foreign currencies in the future, we are exposed to losses as the result of foreign currency fluctuations. Additionally, we have an Israel based operation whose expenses are denominated in Israeli NIS. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to those foreign customers could result in decreased sales.

Furthermore, foreign countries may decide to prohibit, terminate or delay the construction of new cable infrastructures for a variety of reasons. These reasons include environmental issues, economic downturns and availability of favorable pricing for other communications services or the availability and cost of related equipment. Any such action by foreign countries would reduce the market for our products.

Our business may be affected by conditions in Israel.

We have significant operations in Israel. Our operations in Israel consist primarily of research and development, and to a lesser extent sales and manufacturing. Revenues generated by our business in Israel were $0.6 million for the three months ending September 30, 2003 and September 30, 2002, respectively. Revenues generated by our business in Israel were $1.4 million and $0.9 million for the nine months ending September 30, 2003 and September 30, 2002, respectively. Our research and development operations may be significantly affected by conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have continued to escalate over the past year, which could disrupt some of our operations. We could be adversely affected by any major hostilities involving Israel. As a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. A number of our employees based in Israel are currently obligated to perform annual military reserve duty and are subject to being called to active duty at any time under emergency circumstances. We cannot assess the full impact of these requirements and the hostilities on our workforce, business or operations if conditions should change, and we cannot predict the effect of any expansion or reduction of these obligations or the hostilities.

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

Our industry is highly competitive with many larger and more established competitors.

The market for our products is extremely competitive and is characterized by rapid technological change. Our direct competitors include Cisco Systems, ADC, Arris, BigBand Networks, Motorola, Thomson Consumer Electronics (which markets products under the brand name RCA), Scientific-Atlanta and Toshiba. Additionally, we face competition from early stage companies with access to significant financial backing that may improve existing technologies or develop new technologies. The principal competitive factors in our market include the following:

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

Many of our current and potential competitors have greater financial, technical, marketing, distribution, customer support and other resources, as well as better name recognition and access to customers than we do. The widespread adoption of DOCSIS and other industry specifications has and is likely to continue to cause increased price competition. We believe that the adoption of these specifications has resulted in and is likely to continue to result in lower ASPs for our products. Any increased price competition or reduction in sales of our products, particularly our higher margin head-end products, has resulted and will continue to result in decreased revenue and downward pressure on our gross margin. These competitive pressures have and are likely to continue to adversely impact our business.

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

Highly skilled employees with the education and training that we require, especially employees with significant experience and expertise in video, data networking and radio frequency design, are in high demand. We may be unable to continue to attract and retain qualified personnel necessary for the development of our business. We do not have key person insurance coverage for the loss of any of our employees. Any officer or employee can terminate his or her relationship with us at any time. Our employees are not bound by non-competition agreements with us.

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

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. Even though we seek to establish and protect proprietary rights in our products, there are risks. We cannot be assured that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot be assured that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

Our pending patent applications may not be granted. Even if they are granted, the claims covered by any patent may be reduced from those included in our applications. Any patent might be subject to challenge in court and, whether or not challenged, might not be broad enough to prevent third parties from developing equivalent technologies or products without a license from us.

We also believe that companies may be increasingly subject to infringement claims as distressed companies and individuals attempt to generate cash by enforcing their patent portfolio against a wide range of products. We, as well as our customers, have received letters from companies claiming that our technology and products infringe their patents. We have consulted with our patent counsel and are in the process of reviewing the allegations made by such companies. There can be no assurance that, if the issues were to be submitted to a court, such court would not find that our products infringe the patents, nor that the companies will not continue to allege infringement. If we are found to have infringed such company’s patents, we could be subject to substantial damages and/or an injunction preventing us from conducting our business. Additionally, there can be no assurance that other third parties will not assert infringement claims against us in the future. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.

We believe that the future success of our business will depend on our ability to translate the technological expertise and innovation of our employees into new and enhanced products. We have entered into confidentiality and invention assignment agreements with our employees, and we enter into non-disclosure agreements with many of our suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. These contractual arrangements, as well as statutory protections, may not prove sufficient to prevent misappropriation of our trade secrets or technology or deter independent third-party development of similar technologies. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. We may, in the future, take legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively effect our business, operating results, financial position and liquidity.

CableLabs DOCSIS 2.0 specification includes two modulation techniques, S-CDMA and Advanced Time Division Multiple Access, or A-TDMA. In connection with the development of the DOCSIS 2.0 specification by CableLabs, we entered into an agreement with CableLabs, on a royalty-free basis, whereby we licensed to CableLabs many of our intellectual property rights to the extent that such rights may be asserted against a party desiring to design, manufacture or sell DOCSIS-based products, including DOCSIS 2.0-based products. This license agreement grants to CableLabs the right to sublicense our intellectual property, including our intellectual property rights in our S-CDMA patents, to manufacturers that compete with us in the marketplace for DOCSIS based products.

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

We are vulnerable to earthquakes, disruptions to our power supply, labor issues and other unexpected events.

Our corporate headquarters, as well as the majority of our research and development activities and some manufacturing operations are located in California, an area known for seismic activity. In addition, the operations of some of our key suppliers are also located in this area and in other areas known for seismic activity, such as Taiwan. An earthquake, or other significant natural disaster, could result in an interruption in our business or the operations of one or more of our key suppliers. Our California operations may also be subject to disruptions in power supply, such as occurred in 2001. Our business may also be impacted by labor issues related to our operations and/or those of our suppliers, service providers, or customers. Such an interruption could harm our operating results. We may not carry sufficient business interruption insurance to compensate for any losses that we may sustain as a result of any natural disasters or other unexpected events.

Our indebtedness could adversely affect our financial condition; we may incur substantially more debt.

As of September 30, 2003, we had approximately $68.4 million of long-term obligations. This level of indebtedness may adversely affect our stockholders by:

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

The events of September 11, 2001, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against United States targets, or military or trade disruptions impacting our domestic or foreign suppliers of components required for the manufacturing of our products, may cause delays or losses of customer orders. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs.

We may not be able to raise additional funds to continue operating our business.

Our main source of liquidity continues to be our unrestricted cash on hand. In addition and as a result of our history of operating losses, we expect to continue to use our unrestricted cash to fund operating losses in the future. We believe that our current unrestricted cash on hand should be adequate to fund our working capital needs through at least the next twelve months. However, if our operating losses are more severe than expected or continue longer than expected, we may find it necessary or desirable to seek other sources of financing to support our capital needs and provide available funds for working capital. Given the capital markets, there are few sources of financing available to us. Commercial bank financing may not be available to us on acceptable terms. Accordingly, any plan to raise additional capital, if available to us, would likely involve an equity-based or equity-linked financing, such as the issuance of convertible debt, common stock or preferred stock, which would be dilutive to our stockholders. If we are unable to procure additional working capital, as necessary, we may be unable to continue operations.

Our restructuring efforts could result in the erosion of employee morale, legal actions against us and management distractions and could impair our ability to respond rapidly to growth opportunities in the future.

As a result of the significant economic downturn and the related uncertainties in the technology sector, we have implemented a number of restructuring plans, including the most recent in March 2003, which has resulted in personnel reduction. These reductions could result in an erosion of morale and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. Additionally, employees directly affected by the reductions may seek future employment with our business partners, customers or competitors. Although all employees are required to sign a proprietary information agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Our employees are not bound by non-competition agreements with us. Additionally, we may face wrongful termination, discrimination, or other claims from employees affected by the reduction related to their employment and termination. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of such actions. Furthermore, such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, and we may need to take additional restructuring efforts, including additional personnel reduction, in the future.

We may dispose of existing product lines, which may adversely impact our future results.

On an ongoing basis, we evaluate our various product offerings in order to determine whether any should be discontinued or, to the extent possible, divested. Moreover, the worldwide downturn in the telecommunications industry led us to reassess our business strategy, which in turn caused us to discontinue investment in certain product lines. Specifically, we have reduced our investment in the telecom and satellite spaces, sold our Miniplex product line, and shutdown our Mainsail product line. Beginning in July 2003, we entered into two transactions to further decrease our telecom business. In July 2003, we discontinued our Mainsail line of products and entered into an agreement with a third party to supply warranty services for the Mainsail products. In July 2003, we entered into an agreement with Verilink Corporation, or Verilink, to sell certain telecom assets to Verilink, supply Verilink certain telecom inventory, and assign all telecom warranty obligations to Verilink with the exception of $2.4 million, which we will continue to be responsible for.

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

We need to develop and introduce new and enhanced products in a timely manner to remain competitive.

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

To compete successfully in the markets in which we operate, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products, if our products are not (i) cost-effective, (ii) brought to market in a timely manner, (iii) in accordance with evolving industry standards and architecture or (iv) fail to achieve market acceptance. There is no assurance that the technologies we are currently developing or intend to develop will achieve feasibility, or that even if we are successful, the developed product will be accepted by the market. We may not be able to recover the costs of existing and future product developments and our failure to do so may materially and adversely impact our business, financial condition and results of operations.

We are exposed to the credit risk of our customers and to credit exposures in weakened markets, which could result in material losses.

Most of our sales are on an open credit basis, with payment terms of 30 to 60 days typically in the United States, and because of local customs or conditions, longer in some markets outside the United States. Beyond our open credit arrangements, we have also experienced a request for customer financing and facilitation of leasing arrangements, which we have not provided to date and do not expect to provide in the future. We expect demand for enhanced open credit terms, for example, longer payment terms, customer financing and leasing arrangements to continue and believe that such arrangements are a competitive factor in obtaining business. Our decision not to provide these types of financing arrangements may adversely affect our ability to sell product, and therefore, our revenue, operations and business.

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

We made ten acquisitions during the period between 1999 and 2000. Due to various economic conditions, none of the products from our acquired businesses have achieved the level of market acceptance that was forecasted at the time of their acquisitions. Additionally, certain product groups have not achieved the level of technological development needed to be marketable or to expand the market. We recorded impairment losses of approximately $4.0 million and $572.8 million of intangible assets related to these acquisitions in December 31, 2002 and 2001. As of September 30, 2003, no intangible assets from these acquisitions remain.

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

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The new act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and tougher penalties for securities fraud. In addition, the Securities and Exchange Commission and the Nasdaq National Market have adopted rules in furtherance of the act and are considering adopting others. This act and the related new rules and regulations will likely have the effect of increasing the complexity and cost of our corporate governance and the time our executive officers spend on such issues, and may increase the risk of personal liability for our board members, chief executive officer, chief financial officer and other executives involved in our corporate governance process. As a result, it may become more difficult for us to attract and retain board members and executive officers. In addition, we have experienced, and will continue to experience, increased costs associated with being a public company, including additional professional and independent auditor fees.

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

In addition, the stock markets in general, and the Nasdaq National Market and the stock price of broadband services and technology companies in particular, have experienced extreme price and volume volatility. This volatility and decline has affected many companies irrespective of or disproportionately to the operating performance of these companies. Additionally, industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

          Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-

term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 50 basis point increase in interest rates would result in an approximate $209,000 decline (less than 1%) in the fair value of our available-for-sale securities.

Foreign Currency Risk.

          A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions from Belgium, United Kingdom, Hong Kong, Korea, Canada, Brazil, Japan and Israel denominated in local currencies. A hypothetical adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $11,000.

          All of the potential changes noted above are based on sensitivity analyses performed on our financial positions at September 30, 2003. Actual results may differ materially.

ITEM 4. CONTROLS AND PROCEDURES

          As of the end of the period covered by report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be presented in this report.

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

          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. OTHER INFORMATION

          None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)   REPORTS ON FORM 8-K

The Company furnished the following Current Reports on Form 8-K during the three months ended September 30, 2003:

1.	On July 3, 2003, the Company filed a report on Form 8-K announcing revised guidance for the Company’s financial results for the second quarter ended June 30, 2003.

2.	On July 16, 2003, the Company filed a report on Form 8-K announcing that the Company had been selected as a ‘Platinum Partner’ of the National Cable Television Cooperative and the appointment of Douglas Sabella as Chief Operating Officer of the Company.

3.	On July 28, 2003, the Company filed a report on Form 8-K announcing that the Company had been selected as the primary supplier of cable modems for the Arizona cable television systems of Cox Communications, a conference call was scheduled for July 30, 2003 to release the financial results for the quarter ended June 30, 2003, that Mark Slaven, the Chief Financial Officer of 3Com Corporation, had joined the Company’s Board of Directors, and that its TJ715x cable modem was certified as meeting the DOCSIS 2.0 specification by CableLabs.

4.	On July 31, 2003, the Company filed a report on Form 8-K announcing the Company’s preliminary results for the second quarter ended June 30, 2003.

5.	On August 21, 2003, the Company filed a report on Form 8-K announcing that it had shipped one million DOCSIS® 2.0 (Data Over Cable Service Interface Specification) cable modems to cable television operators worldwide.

6.	On September 18, 2003, the Company filed a report on Form 8-K announcing that Liwest, the second largest cable television operator in Austria, is using the Company’s complete Euro-DOCSIS 2.0 (Data Over Cable Service Interface Specification) based cable data system to deliver its “24Speed” broadband service.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2003	TERAYON COMMUNICATION SYSTEMS, INC

By /s/ Arthur T. Taylor

Arthur T. Taylor
Chief Financial Officer

EXHIBIT INDEX

          (a)  EXHIBITS

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