Form 10-K
period 2003-12-31
TERAYON COMMUNICATION SYSTEMS
filed 2004-03-15
CIK 1052303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

None	None

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2003 as reported on the Nasdaq National Market, was approximately $159,297,437. Shares of common stock held by each officer and director and by each person known to the registrant who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of February 29, 2004, the registrant had outstanding 75,536,192 shares of common stock.

TERAYON COMMUNICATION SYSTEMS, INC.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

      This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the safe harbor created by those sections. These forward-looking statements include, but are not limited to: statements related to industry trends and future growth in the markets for broadband delivery systems; our strategies for reducing the cost of our products; our product development efforts; the effect of GAAP accounting pronouncements on our recognition of revenues; our future research and development; the timing of our introduction of new products; the timing and extent of deployment of our products by our customers; and future profitability. We usually use words such as may, will, should, expect, plan, anticipate, believe, estimate, predict, future, intend, or certain or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout the document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed in Item 7 of this Report on Form 10-K, among other things, should be considered in evaluating our prospects and future financial performance.

      This Report on Form 10-K includes trademarks and registered trademarks of Terayon. Products or service names of other companies mentioned in this Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

PART I

Item 1.	Business

Overview

      We were founded in 1993 to provide broadband cable data equipment for cable operators based on our proprietary Synchronous Code Division Multiple Access (S-CDMA) technology, which forms the basis of our current technology. By 1999, we were primarily selling proprietary-based modems and cable modem termination systems (CMTS). Also in 1999 we initiated an acquisition strategy to expand our product offerings beyond the cable industry to the telecom and satellite industries. With the market downturn in 2000, we refocused our business by concentrating our resources on the cable industry and began selling products based on industry standard specifications, particularly the Data Over Cable System Interface Specification (DOCSIS), thereby transitioning from proprietary-based products to standards-based products. We also have terminated all of our acquired businesses, which included exiting the telecom business, and wrote down the value of those assets to zero. Today we primarily sell standards-based products to cable operators.

      We were incorporated in California and reincorporated in Delaware in 1998. Our principal executive headquarters are located at 4988 Great America Parkway, Santa Clara, California 95054. Our telephone number is (408) 235-5500.

Industry Dynamics

      We participate in the worldwide market for equipment sold primarily to cable and satellite operators. Our business is influenced by the following significant changes in our industry:

Increased broadband penetration.

      As Internet usage by households continues to increase, more consumers are electing to switch from dial up access services to high-speed access services, particularly those offered by cable operators in the United States. The Dell’Oro Group, an industry research firm, estimates the number of worldwide cable modem users in 2003 was approximately 30.6 million, up nearly 30% from 22.9 million in 2002. Dell’Oro further projects that the number of cable modem users will continue to grow in 2004, reaching approximately 38.7 million worldwide, an increase of approximately 25% over 2003. By 2004, cable modem users are expected to represent 59.5% and 28.9% of all high-speed data subscribers in North America and on a worldwide basis, respectively, based on data from Dell’Oro.

Increased demand for “triple play” broadband services.

      Within the last few years, certain cable operators have begun to offer a “triple play” bundle of services that includes voice, video and high-speed data, over a single network, with the objective of capturing higher average revenues per subscriber. We believe cable operators are well positioned to deliver next-generation voice, video and data services because:

•	cable operators have invested significantly over the past few years to upgrade their cable plants to digital networks; these upgrades allow them to leverage their incumbent video and high speed data positions further;

•	many cable operators have well equipped networks to offer video and two-way high speed data services to over 90% of their subscribers; and

•	cable operators’ existing Hybrid Fiber Co-axial (HFC) infrastructure is capable of delivering symmetrical high-bandwidth video, voice and data to the subscribers.

Cable operators face increased competition from telecom operators for high-speed data solutions.

      As competition from telecom operators continues to increase, many cable operators are looking to their equipment vendors, such as us, to provide cost-effective solutions to enable the delivery of differentiated, robust service offerings to residential and commercial subscribers. As cable operators add new subscribers for these services, they must deploy CMTSs and customer premise equipment (CPE), such as cable modems and embedded multimedia terminal adapters. Cable operators have sought to compete with telecom and satellite operators by delivering a differentiated cost-effective bundled video, data and voice solution to their subscribers or by providing more value such as guaranteed downstream and upstream data rate speeds.

Cable operators face increased competition from satellite operators and telecom providers for video services.

      Cable operators have responded to the increasing satellite operator digital video offerings by upgrading their networks to provide comparable digital quality video as well as other video services such as video-on-demand (VOD) and pay-per-view (PPV). Recently several telecom operators have undertaken initiatives such as fiber-to-the-premises (FTTP) to potentially provide triple play services to their subscribers. Certain telecom providers have successfully deployed video over a digital subscriber line (DSL) to a few markets and are exploring opportunities for additional roll-outs. In addition, both cable and satellite operators have recently begun providing high definition television (HDTV) services to their subscribers. HDTV and VOD are bandwidth intensive applications often requiring additional hardware and software that vendors like us provide.

Improved financial prospects for many cable operators.

      Beginning in 2001, the communications industry overall experienced a severe downturn, which resulted in a significant reduction in capital spending for communications equipment. Many cable operators were constrained by high debt loads and, in a few cases, filed for bankruptcy. In addition, consolidation in the cable industry, such as the merger of Comcast Corporation (Comcast) and AT&T Broadband, also contributed to a temporary reduction in capital spending. We believe that the recent integration efforts in the industry, as well as the completion of certain financial restructuring actions, will allow many cable operators to increase their investments in access equipment to provide advanced services to their subscribers in a cost-effective manner. However, the cable industry continues to face challenges. One of the largest US cable companies, Adelphia, is still in bankruptcy and other large cable operators continue to be constrained by significant amounts of debt. In addition, cable operators may attempt to expand their business through business combinations, such as the unsolicited stock offering by Comcast for Disney Corporation. Consequently, capital equipment expenditures by cable operators may be limited for the near future, which may adversely affect our revenues.

Business

      We develop, market and sell CMTSs, CPE (including cable modems), imbedded multimedia terminal adapters, and digital video equipment. Our CMTS and CPE products enable cable operators to deliver and manage cost-effective broadband Internet access and voice over Internet Protocol (VoIP) telephone service. Our digital video equipment allows cable operators, satellite providers and broadcasters to deliver advanced digital video services. We focus on the development of cable broadband access technologies that will improve cable operators’ return on investment by leveraging their existing infrastructure to deliver new broadband services to residential and commercial subscribers at lower expense. We believe this strategy will provide the following benefits to cable operators: a competitive edge in winning new subscribers, a reduction in subscriber turnover, faster recovery of subscriber acquisition costs, increased revenues and reduced operational and capital expenditures.

      Over the last year, we completed the transition from selling proprietary-based products to selling standards-based products using the DOCSIS 2.0 specification. Due primarily to the adoption of DOCSIS and our current position as the only vendor of a DOCSIS 2.0 CMTS, qualified by Cable Television Laboratories, Inc. (CableLabs), a cable industry consortium that establishes cable technology standards and administers compliance testing, we now generate DOCSIS CMTS and cable modem sales to U.S. cable operators as well as to our legacy global customers.

      The delivery of broadband communication, which includes voice, video and data, requires expertise in radio frequency (RF), motion picture experts group (MPEG), and Internet Protocol (IP). Our products leverage our expertise in these disciplines and our experience in designing, developing and manufacturing complex equipment, such as CMTSs and digital video headend equipment. We provide our customers with an end-to-end set of software and hardware products that allow them to deliver and manage cost-effective, robust broadband offerings for subscribers. Currently, we are the only vendor to the cable industry with an end-to-end DOCSIS 2.0 cable data system qualified and certified by CableLabs. We believe our standards-based DOCSIS 2.0 cable data products enable cable operators to deliver high-speed, symmetrical bandwidth to subscribers cost-effectively. Our cable data equipment is DOCSIS 2.0 qualified and backwards compatible with DOCSIS 1.0 and DOCSIS 1.1 CMTSs and cable modems. The DOCSIS 2.0 standard incorporates advanced physical layer technologies, including S-CDMA. With DOCSIS 2.0, we believe many cable operators can realize compelling economic and performance advantages over existing CMTSs through higher data rate channel throughput, higher spectral efficiency and greater noise resiliency.

      DOCSIS 2.0 increases the upstream throughput of cable networks up to three times the capacity of DOCSIS 1.0 or 1.1. This greater upstream throughput is important for cable operators as it enables them to more easily handle the greater amount of upstream traffic on their networks as residential subscribers increasingly host their own websites, swap music and video files (this is commonly known as “peer-to-peer’ computing) and send large email attachments. Further, upstream capacity is expected to become an increasingly important issue as cable operators rollout residential VoIP cable telephony, which is a symmetric two-way service that consumes as much upstream bandwidth as it does downstream bandwidth.

      In addition to enabling cable operators to deliver as much upstream bandwidth as downstream bandwidth over their networks, DOCSIS 2.0 is also more resistant to the noise interference inherent in cable networks, allowing for more reliable broadband service delivery. This greater reliability is particularly important as cable operators increasingly seek to expand their customer base beyond residential subscribers to include small office/home office (SOHO) and small-to-medium enterprise (SME) commercial customers. Providing commercial voice and data services to these customers is potentially quite lucrative, but requires very reliable service delivery in order to lure these customers away from the telecom carriers they have traditionally relied on.

      In the digital video management system market, our expertise in MPEG processing technologies has helped us secure a leadership position in statistical remultiplexing and providing the cable and satellite operators with bandwidth management capabilities for standard (SD) and high definition digital television (HDTV). Our digital video products enable cable operators, satellite providers and broadcasters to maximize their SD and HDTV digital programming through rate shaping, grooming and advertisement insertion. We believe we are well positioned to capitalize on the growing demand for cable and satellite operators to provide advanced video services to their subscribers, including bandwidth intensive applications such as HDTV and VOD.

Business Strategy

      Our goal is to be the leading provider of intelligent broadband access and delivery solutions that optimize the delivery of voice, video and data for broadband service providers, primarily cable operators, on a worldwide basis. To achieve this goal, we are pursuing the following strategies:

•	increase our CMTS market share by exploiting our DOCSIS 2.0 expertise;

•	capitalize on the increasing demand for advanced video services, including HDTV and VOD, by leveraging our leading position in the market for digital video bandwidth management products;

•	use our expertise in DOCSIS, IP, MPEG and RF technologies to evolve our solutions into an intelligent access platform capable of more effectively delivering and managing “triple play” bundled services for cable operators;

•	selectively enhance our CPE product portfolio to increase the value-add for cable operators to offer to their subscribers; and

•	improve margins through focused product cost-reduction efforts and by streamlining operational activities across all product lines.

Products

      DOCSIS 2.0 CMTS Products — Our DOCSIS 2.0 BlueWave (BW) 3000 CMTS product line includes a scalable, carrier-class solution for cable operators with demanding broadband applications and a compact solution ideal for smaller or segmented cable networks. This product family was designed from the outset to support integrated voice, video and data broadband services. CMTSs are used by cable operators to provide broadband services to cable modems and other devices installed in their subscribers’ homes or businesses.

      Cable Modem Products — Our TeraJet (TJ) 700 series of cable modems includes models that are certified to meet the DOCSIS 1.1 and 2.0 and Euro-DOCSIS 1.0 cable modem specifications. Our cable modems are being deployed by eight of the largest cable operators based in North America.

      Embedded Multimedia Terminal Adapter Products — Our terminal adapter (TA) series of embedded multimedia terminal adapters (eMTA) are cable modems that support the delivery of VoIP-based cable telephony service, in addition to high-speed Internet access. The TA eMTAs are designed specifically for VoIP cable telephony and are based on the PacketCable standard, which CableLabs has developed for cable VoIP. Our eMTAs are also based on the DOCSIS and Euro-DOCSIS specifications so they can be deployed by cable operators worldwide.

      Video Products — Our CherryPicker DM 6400 and the BP5100 are both digital video management systems utilizing advanced statistical remultiplexing technology to give cable and satellite operators (using the DM 6400) and broadcasters (using the BP5100) unprecedented flexibility in managing their digital video content. The DM6400 and BP5100 are both used for a variety of digital video applications, including rate shaping to maximize bandwidth for SD and HD programming, grooming customized channel line-ups, and seamlessly inserting digital advertisements for local companies.

      New Products — We maintain ongoing research and development activities for our current product lines and to determine the potential of possible future products.

      For current product lines, our research and development efforts are focused on developing new features and functionality that address customer requirements and which keep our products competitive with products from other vendors. Another key goal of our ongoing research and development activities is to improve the gross margins for our existing products by reducing the component and manufacturing costs of these products.

      We also put a great deal of research and development effort into investigating potential future products and technologies. Developing new and innovative solutions is important for Terayon to remain competitive with larger companies that devote considerably more resources to product development.

Customers

      We market and sell our data products to cable operators that provide broadband services to both residential and business subscribers. We market and sell our video products to cable operators, satellite providers and broadcasters. Our target market consists of the largest cable and satellite operators and broadcasters in each major geographic area, including North America, Europe and Asia.

      Our principal customers include the following:

Adelphia Communications Corporation

Comcast
Cox Communications, Inc.
Hughes Electronics (DirectTV)
EchoStar
J-Com (Cross Beam Networks), a subsidiary of Sumitomo Corporation(Sumitomo)
i-CABLE Communications Limited
Thomson Electronics (Fox Broadcasting Company)

      We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future. For example, three customers (Adelphia, Cross Beam Networks, a subsidiary of Sumitomo, and Comcast) accounted for approximately 22%, 16% and 13%, respectively, of our total revenues for the year ended December 31, 2003. One customer (Cross Beam Networks) accounted for approximately 28% of our total revenues for the year ended December 31, 2002. Two customers (Shaw Communications, Inc. (Shaw) and Cross Beam Networks) accounted for approximately 33% and 13%, respectively, of the total revenues for the year ended December 31, 2001. The loss of any one of our significant customers could have a material adverse effect on our business and results of operations.

Market Competition

      The market for cable equipment vendors is extremely competitive and is characterized by rapid technological change, and more recently, market consolidation. In the past, most cable data systems were based on vendors’ proprietary technology. As a result, CPE products, such as modems, only worked with CMTSs from the same vendor, and therefore operators generally had to purchase CMTSs and modems from the same vendor. With the advent of DOCSIS certified and qualified products, customers can purchase interoperable CMTSs and CPE products from a variety of equipment manufacturers. The move to standards-based products may lead to additional pricing pressures and further declining gross margins.

      In the market for cable data products our main competitors in the sale of CMTSs are ADC, Arris, Cisco Systems and Motorola. Our main competitors in the sale of CPE products are Ambit, Motorola, Thomson and Toshiba.

In the market for video grooming and remultiplexing, we believe we are the market leader with our CherryPicker digital video management system. However, several companies have entered this market, including Motorola and privately held BigBand Networks.

      The principal competitive factors in our market include the following:

•	product performance, features and reliability;

•	price;

•	size and financial stability of operations;

•	breadth of product line;

•	sales and distribution capabilities;

•	technical support and service;

•	relationships with providers of service providers; and

•	compliance with industry standards.

      Some of the above competitive factors are outside of our control. Conditions in the market could change rapidly and significantly as a result of technological advancements. The development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Our competitors may introduce products that are less costly, provide superior performance or achieve greater market acceptance than our products. Many of our current and potential competitors have greater financial, technical, marketing, distribution, customer support and other resources, as well as better name recognition and access to customers than we do. These competitive pressures have and are likely to continue to adversely impact our business.

Sales and Marketing

      We market and sell our products directly to broadband service providers through our direct sales forces in North America, Europe and Asia. We also market and sell our products through distributors and resellers throughout the world.

      We support our sales activities through marketing communication vehicles, such as industry press, trade shows, advertising and the web. Through our marketing efforts, we strive to educate broadband service providers on the technological and business benefits of our products, as well as our ability to provide quality support and service. We participate in the major trade shows and industry events for the cable industry in the United States and throughout the world. Industry referrals and reference accounts are significant marketing tools we develop and utilize.

      We also make our products available for customers to test, which is very often a prerequisite for making a sale of our CMTS or other complex products. These tests can be very comprehensive and lengthy, which can dramatically increase the sales cycle for these products. Participating in these tests often requires us to devote considerable time and resources from our engineering and customer support organizations.

International Sales

      We have international sales offices in Belgium, China (Shanghai), Hong Kong and Israel. In fiscal 2003, 2002 and 2001, approximately 44%, 68% and 82%, respectively of our net revenues were from customers outside of the U.S. Sales to Japan were 16%, 28% and 13%, in fiscal 2003, 2002 and 2001, respectively. During 2003, we emphasized sales to U.S., Japanese and other Asian customers while placing a lower emphasis on other locations such as Canada, Israel and South America. See Note 12 in our Notes to Consolidated Financial Statements.

      The majority of our international sales are currently invoiced in U.S. dollars. However, we do enter into certain transactions in Euros and other currencies. Invoicing in other currencies subjects us to risks associated with foreign exchange rate fluctuations. Although we do not currently have any foreign currency hedging arrangements in place, we will consider the need for hedging or other strategies to minimize these risks if the amount of invoicing in non-dollar denominated transactions materially increases.

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

Customer Service and Technical Support

      We believe that our ability to provide consistently high quality service and support will be a key factor in attracting and retaining customers. Our technical services and support organization, with personnel in North America, Europe, Israel and Asia, offers support 24 hours a day, seven days per week. Prior to the deployment of our products, each customer’s needs are assessed and proactive solutions are implemented, including various levels of training, periodic management and coordination meetings and problem escalation procedures.

Backlog

      Most of our revenues are generated from orders booked and shipped within the current quarter. Assuming product availability, our practice is to ship our products promptly upon the receipt of purchase orders from our customers. Therefore, we believe that backlog information is not material to an understanding of our business.

Manufacturing

      Most of our finished goods are produced by subcontract manufacturers. During 2003, we produced modems primarily in Thailand. Currently, we dual source our modems from manufacturers in Thailand and Taiwan. Our data and video headend equipment are dual sourced from manufacturers in San Jose, California and Fremont, California.

      Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials such as plastic resins and sheet metal. Although we believe the materials and supplies necessary for our manufacturing operations are currently available in the quantities required, we sometimes experience a short supply of certain component parts as a result of strong demand in the industry for those parts.

      Our subcontractors purchase materials, supplies and product subassemblies from a substantial number of vendors. For many of our products, there are existing alternate sources of supply. However, we sole source certain components contained in our products, such as the semiconductors used in our products. While this has not resulted in material disruptions in the past, should any change in these relationships or disruptions to our vendors’ operations occur, our business and results of operations could be adversely affected.

      We are engaged in substantial research and development activities to investigate the potential of possible future products and to improve our existing products by adding new functionality and by reducing their cost of manufacture. We currently anticipate that overall research and development spending in 2004 will decrease compared to 2003, but will be more focused on product lines with more strategic importance to the company. A key area for ongoing research and development will be to develop new products and features that exploit the capabilities of the Flexible CMTS architecture of our BW CMTSs.

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

      We have entered into confidentiality and invention assignment agreements with our employees, and we enter into non-disclosure agreements with many of our suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. These contractual arrangements, as well as statutory protections, may not prove to be sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Litigation may be necessary to enforce our intellectual property rights.

      In connection with the development of the DOCSIS 2.0 specification by CableLabs, we entered into an agreement with CableLabs whereby we licensed to CableLabs on a royalty-free basis all of our intellectual property rights to the extent that such rights may be asserted against a party desiring to design, manufacture or sell DOCSIS based products, including DOCSIS 2.0 based products. This license agreement grants to CableLabs the right to sublicense our intellectual property, including our intellectual property rights in our S-CDMA patents, to manufacturers that compete with us in the marketplace for DOCSIS based products.

      We have received letters claiming that our technology infringes the intellectual property rights of others. We have consulted with our patent counsel and are in the process of reviewing the allegations made by such third parties. If these allegations were submitted to a court, the court could find that our products infringe third party intellectual property rights. If we are found to have infringed third party rights, we could be subject to substantial damages and/or an injunction preventing us from conducting our business. In addition, other third parties may assert infringement claims against us in the future. A claim of infringement, whether meritorious or not, could be time-consuming, result in costly litigation, divert our management’s resources, cause product shipment delays or require us to enter into royalty or licensing arrangements. These royalty or licensing arrangements may not be available on terms acceptable to us, if at all.

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

Access to Our Reports

      Our Internet Web site address is www.terayon.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Exchange Act are available free of charge through our Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. We will also provide those reports in electronic or paper form free of charge upon a request made to Arthur T. Taylor, Chief Financial Officer, c/o Terayon Communications Systems, Inc., 4988 Great America Parkway, Santa Clara, CA 95054. Furthermore, all reports we file with the Commission are available free of charge via EDGAR through the Commission’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by us at the Commission’s public reference room located at 450 Fifth St., N.W., Washington, D.C., 20549.

Employees

      As of December 31, 2003, we had 423 employees, of which 290 were located in the United States, 95 in Israel and an aggregate of 38 in Canada, Europe, South America and Asia. We had 229 employees in research and development, 88 in marketing, sales and customer support, 41 in operations and 65 in general and administrative functions. In connection with our most recent restructuring that occurred in the first quarter of 2004, we terminated the employment of approximately 70 employees or 17% of our workforce. None of our employees are represented by collective bargaining agreements. We believe that our relations with our employees are good.

Item 2.	Properties

      Our principal executive offices are located in Santa Clara, California where we lease approximately 141,000 square feet under a lease that expires in October 2009. In connection with our restructuring plans announced January 27, 2004, we are seeking to sublease approximately 56,400 square feet of this space. In the United States, we have additional facilities in Costa Mesa, California and Denver, Colorado. A nominal amount of the additional facilities space is subleased.

      In addition, we lease properties worldwide. We have a facility in Tel Aviv, Israel consisting of approximately 136,000 square feet under a lease that expires in October 2005. We currently sublease approximately 107,000 square feet of the Israel property. We have offices in Hong Kong; Brussels; Belgium; Shanghai, China; and Ontario, Canada. We believe that our existing facilities are adequate to meet our needs for the foreseeable future. For additional information regarding obligations under leases, see Note 3 to the Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

      Beginning in April 2000, several plaintiffs filed class action lawsuits in federal court against us and certain of our officers and directors. Later that year, the cases were consolidated in the United States District Court, Northern District of California as In re Terayon Communication Systems, Inc. Securities Litigation. The Court then appointed lead plaintiffs who filed an amended complaint. In 2001, the Court granted in part and denied in part defendants’ motion to dismiss, and plaintiffs filed a new complaint. In 2002, the Court denied defendants’ motion to dismiss that complaint, which, like the earlier complaints, alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. On February 24, 2003, the Court certified a plaintiff class consisting of those who purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000.

      On September 8, 2003, the Court heard defendants’ motion to disqualify two of the lead plaintiffs and to modify the definition of the plaintiff class. On September 10, 2003, the Court issued an order vacating the hearing date for the parties’ summary judgment motions, and, on September 22, 2003, the Court issued another order staying all discovery until further notice and vacating the trial date, which had been November 4, 2003.

      On February 23, 2004, the Court issued an order disqualifying two of the lead plaintiffs. The order also states that plaintiffs’ counsel must provide certain information to the Court about counsel’s relationship with the disqualified lead plaintiffs, and it provides that defendants may serve certain additional discovery.

      On October 16, 2000, a lawsuit was filed against us and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the California Superior Court, San Luis Obispo County. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc. The factual allegations in the Bertram complaint were similar to those in the federal class action, but the Bertram complaint sought remedies under state law. Defendants removed the Bertram case to the United States District Court, Central District of California, which dismissed the complaint and transferred the case to the United States District Court, Northern District of California. That Court eventually issued an order dismissing the case. Plaintiffs have appealed this order, and their appeal has been set for oral argument on April 16, 2004.

      We believe that the allegations in both the class action and the Bertramcase are without merit, and we intend to contest these matters vigorously. These matters, however, could prove costly and time consuming to defend, and there can be no assurances about the eventual outcome.

      On January 19, 2003, Omniband Group Limited, a Russian company, or Omniband, filed a request for arbitration with the Zurich Chamber of Commerce, claiming damages in an amount of $2,094,970 allegedly caused by our breach of an agreement to sell to Omniband certain equipment pursuant to an agreement between Omniband and Radwiz, Ltd., one of our wholly-owned subsidiaries. On December 18, 2003, the panel of arbiters with the Zurich Chamber of Commerce allowed the arbitration proceeding to continue against Radwiz. We believe that the allegations are without merit and intend to present a vigorous defense in the arbitration proceedings.

      We, as well as our customers, have received letters from third parties claiming that our technology and products infringe on the third parties’ patents. We have consulted with our patent counsel and are in the process of reviewing the allegations made by such third parties. We do not know whether the third parties will pursue their claims of patent infringement in court, and if they do, whether we will be found to infringe the third parties’ patents. If we are found to have infringed such third party patents, we could be subject to substantial damages and/or an injunction preventing us from selling our products and conducting our business. Additionally, additional third parties could assert infringement claims against us in the future. Any such claim of patent infringement, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to us, if at all.

      We are currently a party to various other legal proceedings, in addition to those noted above, and may become involved from time to time in other legal proceedings in the future. While we currently believe that the ultimate outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in any of our legal proceedings, there exists the possibility of a material adverse impact on our results of operations for the period in which the ruling occurs. The estimate of the potential impact on our financial position and overall results of operations for any of the above legal proceedings could change in the future.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders in the fourth quarter of 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “TERN”. Public trading of our common stock commenced on August 18, 1998. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low per share sale prices of our common stock, as reported by the Nasdaq National Market.

	High	Low

2003:
First Quarter	$2.84	$1.39
Second Quarter	$3.20	$1.57
Third Quarter	$8.25	$2.52
Fourth Quarter	$8.04	$4.05
2002:
First Quarter	$9.35	$5.48
Second Quarter	$8.48	$0.86
Third Quarter	$3.62	$1.10
Fourth Quarter	$2.97	$1.51

      As of March 1, 2004, there were approximately 632 holders of record of our common stock, as shown on the records of our transfer agent. The number of record holders does not include shares held in “street name” through brokers.

      We do not pay any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

      The following table summarizes our equity compensation plan information as of December 31, 2003. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

	Common Stock to		Common Stock Available
	be Issued upon	Weighted-Average	for Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
	Options and Rights	Options and Rights	Reflected in Column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by Terayon stockholders(1)	8,364,757	$5.17	16,134,118
Equity compensation plans not approved by Terayon stockholders(2)	9,099,202	$7.06	12,211,593

Totals	17,463,959	$6.20	28,345,711 (3)

(1)	Includes options to purchase common stock outstanding under the Terayon Communication Systems, Inc. 1995 Stock Option Plan as amended, Terayon Communication Systems, Inc. 1997 Equity Incentive Plan as amended, Terayon Communication Systems, Inc. 1998 Employee Stock Purchase Plan as amended, Terayon Communication Systems, Inc. 1998 Non-Employee Directors Stock Option Plan as amended, and the Terayon Communication Systems, Inc. 1998 Employee Stock Purchase Plan Offering for Foreign Employees.

(2)	Includes options to purchase the Terayon Communication Systems, Inc. 1999 Non-Officer Equity Incentive Plan, as amended. See Note 9 in Notes to Consolidated Financial Statements.

(3)	Includes 2,400,152 shares of common stock available for purchase under the Terayon Communication Systems, Inc. 1998 Employee Stock Purchase Plan.

1995 Plan

      In March 1995, our Board of Directors approved a stock option plan (1995 Plan) that authorized shares for future issuance to be granted as options to purchase shares of our common stock. As of December 31, 2003 a total of 4,229,494 shares have been authorized for issuance related to the 1995 Plan.

1997 Plan

      In March 1997, our Board of Directors approved an equity incentive plan (1997 Plan) that authorized 1,600,000 shares for future issuance to be granted as options to purchase shares of our common stock. In June 1998, our Board of Directors authorized the adoption of the amended 1997 Plan, increasing the aggregate number of shares authorized for issuance under the 1997 Plan to 6,600,000 shares (5,000,000 additional shares). The amendment also provided for an increase to the authorized shares each year on January 1, starting with January 1, 1999, if the number of shares reserved for future issuance was less than 5% of our outstanding common stock, then the authorized shares would be increased to a balance equal to 5% of the common stock outstanding. There were no increases to the 1997 Plan in 1998 or 1999. On January 1, 2000, 2,384,528 shares were added to the 1997 Plan for a total of 8,984,528 shares.

      The 1997 Plan was amended on June 13, 2000 to increase the shares authorized for issuance by 3,770,000 additional shares and to provide for an increase in the number of shares of common stock beginning January 1, 2000 through January 1, 2007, by the lesser of 5% of the common stock outstanding on such January 1 or 3,000,000 shares. In May 2003, the Company’s Board of Directors authorized the adoption of an amendment to reduce the number of authorized shares in the 1997 Plan by 6,237,826 shares. As of December 31, 2003, a total of 15,516,702 shares have been authorized for issuance related to the 1997 Plan.

1998 Plan

      In June 1998, the our Board of Directors authorized the adoption of the 1998 Non-Employee Directors’ Stock Option Plan (1998 Plan), pursuant to which 400,000 shares of our common stock have been reserved for future issuance to our non-employee directors. In 2002, our Board of Directors amended the 1998 Plan to increase the shares authorized for issuance by 400,000 additional shares. As of December 31, 2003, a total of 800,000 shares have been authorized for issuance related to the 1998 Plan.

1999 Plan

      In September 1999, our Board of Directors authorized the adoption of the 1999 Non-Officers Equity Incentive Plan (1999 Plan), pursuant to which 6,000,000 shares of our common stock have been reserved for future issuance to our non-officer employees. The plan has been amended by our Board of Directors to increase the amount of authorized shares available. Additionally, in May 2003, our Board of Directors authorized the adoption of an amendment to reduce the number of authorized shares in the 1999 Plan by 13,762,174 shares. As of December 31, 2003, a total of 14,737,826 shares have been authorized for issuance related to the 1999 Plan.

      The 1995 and 1997 Plans provide for incentive stock options or nonqualified stock options to be issued to employees, directors, and our consultants. Prices for incentive stock options may not be less than the fair market value of the common stock at the date of grant. Prices for nonqualified stock options may not be less than 85% of the fair market value of the common stock at the date of grant. Options are immediately exercisable and vest over a period not to exceed five years from the date of grant. Any unvested stock issued is subject to repurchase by us at the original issuance price upon termination of the option holder’s employment. Unexercised options expire ten years after the date of grant.

      The 1998 Plan provides for non-discretionary nonqualified stock options to be issued to our non-employee directors automatically as of the effective date of their election to the Board of Directors and annually following each annual stockholder meeting. Prices for nonqualified options may not be less than 100% of the fair market value of the common stock at the date of grant. Options generally vest and become exercisable over a period not to exceed three years from the date of grant. Unexercised options expire ten years after the date of grant.

      The 1999 Plan provides for nonqualified stock options to be issued to our non-officer employees and consultants. Prices for nonqualified stock options may not be less than 85% of the fair market value of the common stock at the date of the grant. Options generally vest and become exercisable over a period not to exceed five years from the date of grant. Unexercised options expire ten years after date of grant.

Item 6.	Selected Financial Data

      The following tables contain selected financial data as of and for each of the five years ended December 31, 2003, 2002, 2001, 2000, and 1999 and are derived from our financial statements. The selected financial data are qualified by reference to, and should be read in conjunction with, our financial statements and the notes to those financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated statement of operations data:
Revenues	$133,485	$129,403	$279,481	$339,549	$97,009
Cost of goods sold	101,034	100,949	263,117	289,531	72,044

Gross profit	32,451	28,454	16,364	50,018	24,965

Operating expenses:
Research and development	42,839	58,696	79,927	68,270	17,579
Cost of product development assistance agreement	—	—	—	9,563	35,147
In-process research and development	—	—	—	30,535	14,600
Sales and marketing	26,781	35,704	55,701	45,261	15,727
General and administrative	12,127	14,715	31,309	24,809	7,476
Goodwill amortization	—	—	25,410	59,057	3,524
Restructuring and asset write-offs(1)	2,803	8,922	587,149	—	—

Total operating expenses	84,550	118,037	779,496	237,495	94,053

Loss from operations	(52,099)	(89,583)	(763,132)	(187,477)	(69,088)
Interest income (expense) and other income (expense), net	2,062	(3,481)	44	6,710	5,008
Gain on early retirement of debt(2)	—	49,089	185,327	—	—
Income tax (expense) benefit	(316)	(238)	13,915	—	—

Net loss	$(50,353)	$(44,213)	$(563,846)	$(180,767)	$(64,080)

Basic and diluted net loss per share	$(0.68)	$(0.61)	$(8.25)	$(2.95)	$(1.55)

Shares used in computing basic and diluted net loss per share(3)	74,212	72,803	68,331	61,349	41,260

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$138,640	$206,503	$333,888	$562,457	$112,992
Working capital	135,943	172,829	316,175	547,938	112,374
Total assets	215,240	275,710	466,646	1,426,727	301,236
Long-term obligations (less current portion)(3)	68,447	68,580	178,641	500,477	37
Accumulated deficit	(987,560)	(937,207)	(892,994)	(329,148)	(148,381)
Total stockholders’ equity	$91,388	$137,142	$180,304	$702,681	$258,655

(1)	See Note 5 of Notes to Consolidated Financial Statements for an explanation for restructuring and asset write-offs.

(2)	See Note 7 of Notes to Consolidated Financial Statements for an explanation of the repurchase of subordinated convertible notes and reclassification of related gains.

(3)	See Note 1 of Notes to Consolidated Financial Statements for an explanation of the method employed to determine the number of shares used to compute per share amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Overview

      We develop, market and sell cable modem termination systems (CMTS), customer premise equipment (CPE) products, including cable modems, and digital video equipment. Our revenues are generated principally from sales of these three major product groups either directly to broadband service providers through direct sales forces primarily in North America, Europe and Asia and through resellers.

      Over the last year, we completed the transition from selling proprietary-based products to selling standards-based products using the Data Over Cable System Interface Specification (DOCSIS) 2.0 specification. We now generate DOCSIS CMTS and cable modem sales to U.S. cable operators as well as to our legacy global customers.

      Over the last year, we completed the transition from selling proprietary-based products to selling standards-based products using the Data Over Cable System Interface Specification (DOCSIS) 2.0 specification. Due primarily to the adoption of DOCSIS 2.0 and our current position as the only vendor with qualified DOCSIS 2.0 CMTS, we now generate DOCSIS CMTS and cable modem sales to U.S. cable operators as well as to global customers.

      Our gross margins fluctuate from period to period primarily as a result of the mix of products we sell. Specifically, we derive substantially higher margins from sales of our CMTS and digital video equipment products than we do from sales of our CPE products, which are subject to intense price competition. To date a majority of our total revenues are generated by sales of our CPE products. We also believe that the widespread adoption of industry specifications, such as the DOCSIS specifications, will further erode ASPs. We anticipate that the erosion of ASPs of our CPEs will continue, and price erosion will accelerate in the first half of 2004. We are working to mitigate pressures on our gross margins by continuing to focus on product manufacturing cost reductions, especially for our CPE products, by transitioning to a new Original Design Manufacturer (ODM) in Asia during the first half of 2004. To the extent that the containment of our product costs do not keep pace with ASP declines, our gross margins will be adversely affected.

      We have not been profitable since our inception. We had a net loss of $50.4 million or $0.68 per share for the year ended December 31, 2003, and a net loss of $44.2 million or $0.61 per share for the year ended December 31, 2002. We are targeting profitability to begin in the second quarter of 2004, and we believe our ability to achieve profitability in the long term will depend primarily on three factors. The first factor is our ability to achieve improved gross margins through an improved sales mix by increasing sales of higher margin digital video and CMTS products relating to expected CPE product growth. To increase sales of digital video products, we are targeting new markets such as the broadcast sector and promoting new applications such as high definition television (HDTV) and digital insertion to cable satellite operators. To grow the CMTS business, we will attempt to capitalize on our DOCSIS 2.0 expertise and provide application solutions for DOCSIS 2.0 advanced services, including voice over Internet Protocol (VoIP) and commercial services. To the extent that sales of CPE products continue to comprise a greater proportion of our total revenues, our ability to achieve profitability could be adversely affected. Secondly, we will continue to focus on lowering product costs for modems through our new ODM relationship in Asia and the introduction of our new lower cost semiconductor, which is used in cable modems. In our CMTS business, we will continue to reduce costs through improved designs, better leveraging of our contract manufacture supply network, and the reduction of sole source components. Finally, as discussed below, we expect to benefit from a lower expense base resulting in part from a restructuring in the first quarter of 2004 combined with continued focus on cost containment. However, despite these efforts, we may not succeed in attaining profitability in the near future, if at all.

      When the downturn in the communications industry became evident in fiscal 2001, we began to implement restructuring plans to reduce operating expenses and capital spending and to narrow the focus of our business. As it became evident in fiscal 2002 that our industry was experiencing an even more pronounced and prolonged economic downturn, we took additional measures to align our cost structure. Our most recent restructuring occurred in the first quarter of 2004 whereby, we initiated a worldwide reduction in force of approximately 70 employees, or 17% of the workforce, consolidated certain facilities, and reduced or eliminated certain discretionary costs and programs. We expect to record total charges in the range of approximately $5.0 million to $7.0 million associated with this realignment in the quarter ending March 31, 2004. Beginning in the second quarter of 2004, we anticipate annual savings to be approximately $10.0 million to $12.0 million. Furthermore, as part of our restructuring efforts to refocus our business, we sold or discontinued certain lines of products. We may continue to divest unprofitable product lines in an effort to focus on growing our business profitably and redirect our resources. However, despite these restructuring actions, we may not be able to meet expected revenue levels in any particular period or attain profitability in any future period.

      At December 31, 2003, we had approximately $138.6 million in cash, cash equivalents and short-term investments as compared to approximately $206.5 million at December 31, 2002. The significant decrease in the amount of cash and cash equivalents in 2003 as compared to 2002 primarily resulted from significant uses of cash for operating activities in 2003. Although we believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

      Our ability to grow our business and attain profitability is dependent on our ability to effectively compete in the marketplace with our current products and services, develop and introduce new products and services, contain operating expenses and improve our gross margins, as well as the continued recovery of the communications industry. A more detailed description of the risks to our business can be found in the section captioned “Risk Factors” in this annual report.

Results of Operations

Comparison of the Years Ended December 31, 2003 and 2002

Revenues

	For the Year Ended
	December 31,
			Annual % Change
	2003	2002	2003/2002

	(In thousands)
Revenues	$133,485	$129,403	3%

      We sell our products directly to broadband service providers, and to a lesser extent resellers. Revenues related to product sales are recognized when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the selling price is fixed or determinable, and (4) collectibility is reasonably assured. A provision is made for estimated product returns as product shipments are made. Our existing agreements typically do not grant return rights beyond those provided by the warranty. Revenue arrangements with resellers are generally recognized when product is shipped to the resellers as we generally do not grant return rights beyond those provided by the warranty.

      Revenues consist primarily of sales of products to new and existing customers providing broadband services. Prior to December 31, 2002, we operated primarily in two principal operating segments: Cable Broadband Access Systems (Cable) and Telecom Carrier Access Systems (Telecom). Beginning in 2003, the Telecom segment no longer met the quantitative threshold for disclosure and we operated as one business segment.

      Our revenues increased 3% to $133.5 million for the year ended December 31, 2003 from $129.4 million in 2002, primarily due to increased sales of DOCSIS CMTS and CPE products, particularly in the second half of 2003, partially offset by declining sales of our proprietary S-CDMA CMTS and CPE products and Telecom products.

Revenues by Groups of Similar Products

	For the Year Ended
	December 31,
			Annual % Change
	2003	2002	2003/2002

	(In thousands)
Revenues by product:
CMTS products	$47,486	$28,159	69%
CPE products	64,808	69,469	(7)%
Video products	17,710	20,832	(15)%
Other products	3,481	10,943	(68)%

Total	$133,485	$129,403	3%

      CMTS product revenues increased 69% in 2003 compared to 2002, due to increased deployment of our DOCSIS products into new markets, primarily in the U.S. We expect CMTS revenues to continue to increase in 2004 as we continue to expand sales into the U.S., Asia and Europe.

      CPE product revenues decreased 7% in 2003 compared to 2002, due to a continuing decline in ASPs, partially offset by increases in the volume of modem sales. The number of DOCSIS modems sold increased from 0.4 million units in 2002 to 1.2 million units in 2003. The intensely competitive nature of the market for broadband products resulted in significant price erosion. We anticipate that modem unit price erosion will continue in the first half of 2004. However, we believe that our full transition to an ODM in Asia during the first half of 2004 and the introduction of our new lower cost modem semiconductor may allow us to remain competitive in the marketplace and maintain favorable margins on these products. CPE revenues also decreased due to the shift in product mix from our higher-priced proprietary S-CDMA modems to our lower-priced DOCSIS modems. The number of S-CDMA modems sold decreased from 0.4 million units in 2002 to 0.1 million units in 2003.

      Revenues from video products decreased 15% in 2003 compared to 2002, due to decreased sales to U.S. Multiple System Operators (MSOs). We attribute this decline to lower capital spending by MSOs, primarily in the first half of 2003. However, we have seen growth in sales of our Network Cherrypicker 6400, especially in the second half of 2003, and we believe that we will continue to see increased sales of video products as demand for high definition television (HDTV) and other video services grows in 2004.

      Other product revenues decreased 68% in 2003 compared to 2002, due to decreased sales of our legacy Telecom products. We expect sales of Telecom products to be minimal in 2004.

Revenues by Geographic Region

	For the Year Ended
	December 31,
			Annual % Change
	2003	2002	2003/2002

	(In thousands)
Revenues by geographic areas:
United States	$74,341	$41,150	81%
Canada	3,145	17,247	(82)%
Europe	17,635	11,381	55%
Israel	7,038	8,283	(15)%
Japan	21,183	36,214	(42)%
Asia, excluding Japan	9,575	11,845	(19)%
South America	568	3,283	(83)%

Total	$133,485	$129,403	3%

      Revenues in the United States increased 81% to $74.3 million in 2003, up from $41.2 million in 2002, due to increased sales of DOCSIS 2.0 CMTSs, modems and video products to U.S. MSOs. During 2003, we emphasized sales to our U.S., European, Japanese and other Asian customers while placing a lower emphasis on other locations such as Canada, Israel and South America. In 2004, we expect revenues to increase in the United States, Asian and European markets. Three customers, Adelphia Communications Corporation (Adelphia), J-Com (Cross Beam Networks), a subsidiary of Sumitomo, and Comcast each accounted for more than 10% of our total revenues for the year ended December 31, 2003 (22%, 16%, 13%). One customer, Cross Beam Networks accounted for more than 10% of our total revenues for the year ended December 31, 2002 (28%).

Related Party Revenues

	For the Year Ended
	December 31,
			Annual % Change
	2003	2002	2003/2002

	(In thousands)
Related party revenues:
Rogers revenues	$1,453	$8,040	(82)%
Harmonic revenues	3,241	1,057	207%

Total related party revenues	$4,694	$9,097	(48)%

      Related party revenues decreased 48% in 2003 compared to 2002. Related party revenues in 2002 included revenues from Rogers Communications, Inc. (Rogers) and Harmonic, Inc. (Harmonic). Alek Krstajic, a member of our board of directors, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers until January 2003. Effective in April 2003, Rogers was no longer a related party to us. Consequently, revenues attributable to Rogers are only classified as related party revenues in the first quarter of 2003. Lewis Solomon, another member of our board of directors, is a member of the board of directors of Harmonic. All revenues attributable to Harmonic were included in related party revenues in 2003 and 2002. The decline in related party revenues was primarily due to the classification of revenues attributable to Rogers as general revenues instead of related party revenues after the first quarter of 2003, as well as lower overall sales to Rogers, offset by an increase of sales to Harmonic in 2003. None of our related parties is a supplier to us.

      In December 2001, we entered into co-marketing arrangements with Shaw Communications, Inc. (Shaw) and Rogers. We paid $7.5 million to Shaw and $0.9 million to Rogers, and recorded these amounts as other current assets. In July 2002, we began amortizing these prepaid assets and charging them against related party revenues in accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration

given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” We charged $1.4 million per quarter of the amortization of these assets against total revenues through December 31, 2003. Amounts charged against total revenues in the year ended December 31, 2002 and December 31, 2003, totaled approximately $2.8 million and $5.6 million, respectively. Of the co-marketing amortization charged to total revenues, $0.15 million and $0.3 million were charged to related party revenue in the year ended 2003 and 2002, respectively. No further amounts of these co-marketing arrangements are included in other current assets at December 31, 2003 and no further amortization will occur in 2004.

Cost of Goods Sold and Gross Profit

	For the Year Ended
	December 31,
			Annual % Change
	2003	2002	2003

	(In thousands)
Cost of product revenues	$99,261	$92,497	7%
Cost of related party revenues	1,773	8,452	(79)%

Total cost of goods sold	$101,034	$100,949	—

Gross profit	$32,451	$28,454	14%

      Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In 2003, cost of goods sold was approximately 76% of revenues compared to 78% of revenues in 2002. Cost of goods sold in 2003 and 2002 included the benefit of reversals of approximately $10.0 million and $15.3 million, respectively, in special charges taken in 2001 and 2000 for vendor cancellation charges and inventory previously reserved for as excess and obsolete. We reversed these provisions as we were able to sell inventory originally considered to be in excess and obsolete. In addition, we were able to negotiate downward certain vendor cancellation claims to terms more favorable to us. Additionally, during 2003 and 2002, we recorded inventory charges of $4.1 million and $6.1 million, respectively, to reduce some of our inventory due to excess and obsolescence and to reduce the inventory to the lower of cost or market value in 2002 as ASPs fell below the cost of these products and to record charges for excess and obsolete inventory.

      In 2003, related party cost of revenues decreased compared to 2002 due to increased sales of our higher margin video products to Harmonic in 2003 as well as fewer sales of our lower margin CPE products to Rogers classified as related party revenue in 2003 compared to 2002. Additionally, in the first quarter of 2003, we sold $0.8 million of software to Rogers, which was classified as related party revenues, with no cost of related party revenues associated with this sale.

      Our gross profit increased 14% to $32.5 million or 24% of sales in the year ended December 31, 2003 compared to $28.5 million, or 22% of sales, in 2002. The increase in our gross profit was primarily related to an improved sales mix, with higher margin video and CMTS products constituting a higher proportion of sales particularly in the second half of 2003, and improved product manufacturing costs for modems.

      During 2004, we anticipate further decreases in our ASPs and continued pressure on our CPE margins. Consequently, we continue to focus on improving sales of higher margin products and reducing product manufacturing costs. We are now partnering with contract manufacturers in Asia and the U.S. for our CMTS, CPE, and video products, which may provide us with more competitive component pricing, economies of scale, and improved manufacturing capabilities. In addition, we are currently evaluating possible outsourcing partnerships for certain of our supply chain functions, with the objective of increasing our focus on our core competencies, reducing our costs, and leveraging our target partners’ capabilities. As we endeavor to shift our product mix from CPE revenues to higher margin CMTS and digital video product revenues, we expect our margins to increase.

Operating Expenses

	For the Year Ended
	December 31,
			Annual % Change
	2003	2002	2003/2002

	(In thousands)
Research and development	$42,839	$58,696	(27)%
Sales and marketing	$26,781	$35,704	(25)%
General and administrative	$12,127	$14,715	(18)%

      Research and Development. Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, and expenditures for outside engineering consultants, equipment and supplies required to develop and enhance our products. Research and development expenses decreased 27% to $42.8 million or 32% of sales in the year ended December 31, 2003 from $58.7 million or 45% of sales in 2002. The $15.9 million decrease in research and development expenses was attributable to $4.2 million of reductions in employee related expenses, partially offset by an increase of $0.1 million attributable to an executive incentive plan implemented in 2003. The decrease in research and development expense also included reductions of $0.6 million of outside engineering consultants and $7.1 million of reductions in purchases of materials, costs incurred to develop prototypes, and other research and development expenses. Additionally, we have reduced research and development efforts by $4.1 million due to the elimination of our Telecom-related products. We believe it is critical to continue to make significant investments in research and development to create innovative technologies and products that meet the current and future requirements of our customers. Accordingly, we intend to continue our investment in research and development although at slightly lower levels. In connection with our worldwide restructuring plan announced in January 2004, we currently expect research and development expenses to continue to decrease in 2004.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, and marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses decreased by $8.9 million to $26.8 million or 20% of sales in the year ended December 31, 2003 from $35.7 million or 28% of sales in 2002. The decrease in sales and marketing expenses was primarily due to $5.2 million in reduced employee expenses due to lower headcount, partially offset by an increase of $0.3 million attributable to an executive incentive plan. The decrease in sales and marketing expenses also included $0.8 million of decreased spending for outside consultants, $0.9 million of decreased travel costs, and $2.3 million of overall sales and marketing cost reductions. In connection with our worldwide restructuring plan announced in January 2004, we currently expect sales and marketing expenses to continue to decrease in 2004.

      General and Administrative. General and administrative expenses consist primarily of salary and benefits for administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. General and administrative expenses decreased by $2.6 million or 18% of sales to $12.1 million or 9% of sales in the year ended December 31, 2003 from $14.7 million or 11% of sales in 2002. The decrease was primarily due to $1.4 million in reduced employee expenses due to lower headcount, partially offset by an increase of $0.4 million attributable to an executive incentive plan, $2.8 million of decreased spending for outside consultants, partially offset by $0.3 million of severance expense related to the termination of an executive officer and $0.9 million of overall general and administrative cost increases. In connection with our worldwide restructuring plan announced in January 2004, we currently expect general and administrative expenses to continue to decrease in 2004.

Restructuring Costs and Asset Write-offs

	For the Year Ended
	December 31,

	2003	2002

	(In thousands)
Restructuring charges	$2,745	$3,641
Restructuring (recovery)	(359)	—
Long-lived assets written-off	417	1,309
Intangible assets written off	—	3,972

Restructuring costs and asset write-offs	$2,803	$8,922

      Restructuring Costs. During the first quarter of 2003, we initiated a restructuring program to conform our expenses to our revenue levels and to better position us for future growth and eventual profitability. We incurred restructuring charges in the amount of $2.7 million related to employee termination costs. At December 31, 2003, no restructuring charges remain accrued, 81 of our employees have been terminated under the 2003 restructuring plan, and we paid $2.7 million in termination costs. In the second and third quarter of 2003, we reversed $0.4 million of previously accrued termination costs related to this restructuring.

      In the third quarter of 2002, we initiated a restructuring program to conform our expense to our revenue levels and to better position us for future growth and eventual profitability. As part of this program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities. We incurred additional restructuring charges of $3.6 million in 2002. Of the total restructuring charge, $2.3 million was related to employee termination costs. The remaining $1.3 million related primarily to costs for excess leased facilities. During 2002, 153 employees have been terminated under the 2002 restructuring plan, and we made cash payments of $2.2 million against the restructuring accrual. Additionally, in 2002, we reclassified $0.1 million from employee termination costs to excess leased facilities costs. We anticipate the remaining restructuring accrual, primarily relating to excess leased facilities, will be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

      In 2001 we incurred restructuring charges of $12.7 million. Of the total restructuring charges recorded, $3.2 million related to employee termination costs covering 293 technical, production, and administrative employees. The remaining $9.5 million of restructuring charges related primarily to costs for excess leased facilities. During 2003, we made cash payments and recoveries of $1.9 million against the restructuring accrual. As of December 31, 2003, restructuring charges of $3.3 million remain accrued, primarily related to excess facility costs. During 2003, we reversed $0.3 million of previously accrued termination costs due to a change in estimate. We anticipate utilizing the remaining restructuring accrual of $3.3 million, which relates to servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

      Asset Write-offs. In connection with our restructuring in 2003, we wrote-off $0.4 million of fixed assets which were determined to have no remaining useful life. In connection with our restructuring in 2002, we wrote-off $1.3 million of fixed assets which were determined to have no remaining useful life.

      We adopted Statement of Financial Accounting Standards “Goodwill and Other Intangible Assets,” (SFAS No. 142) on January 1, 2002. We tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We completed the initial goodwill impairment review as of the beginning of 2002, and found no impairment. Due to a difficult economic environment and heightened price competition in the modem and telecom businesses during the three months ended June 30, 2002, we experienced a significant drop in our market capitalization, and therefore proceeded to perform an interim test to measure goodwill and intangible assets for impairment at June 30, 2002. Based on our forecast, the estimated undiscounted future cash flows from the use of the goodwill would be less than its carrying amount. We determined that the outcome of this test reflected that the fair value of the goodwill was zero. This resulted in a non-cash charge of $4.0 million to write off the remaining goodwill in 2002, of which $3.0 million was related to the Cable segment and $1.0 million was related to the Telecom segment.

Non-Operating Expenses

	For the Year Ended
	December 31,
			Annual % Change
	2003	2002	2003/2002

	(In thousands)
Interest income	$2,917	$6,838	(57)%
Interest expense	$(3,279)	$(6,174)	(47)%
Other expense	$(2,424)	$(4,145)	(42)%
Gain on early retirement of debt	$—	$49,089	—

      Interest Income. Interest income decreased 57% to $2.9 million in 2003 compared to $6.8 million in 2002. The decrease in interest income was primarily due to lower invested average cash balances due to the use of cash to repurchase Convertible Subordinated Notes (Notes) in 2002 and usage of cash for operations, as well as lower interest rates.

      Interest Expense. Interest expense, which related primarily to interest on our Notes due in 2007, decreased 47% to $3.3 million during 2003 compared to $6.2 million in 2002, primarily due to the repurchase of $109.1 million of our Notes in 2002.

      Other Expense. Other expense is generally comprised of realization of foreign currency translations and realized gains or losses on investments. Other expense of $2.4 million in 2003, was primarily comprised of a $0.9 million gain on the sale of the Miniplex product line and related inventory to Verilink, a $0.6 million reversal of a liability associated with an overseas government grant which is now satisfied, and $0.7 million from a favorable legal settlement. Other expense in 2002 included a write-down of a $4.5 million long-term investment.

      Gain on Early Retirement of Debt. In 2002, we repurchased approximately $109.1 million of our Notes for $57.6 million in cash, resulting in a gain included in operations of approximately $49.1 million net of related unamortized issuance costs of $2.4 million. We did not repurchase any Notes during 2003.

Income Taxes

	For the Year Ended
	December 31,

	2003	2002

	(In thousands)
Income tax expense	$(316)	$(238)

      We have generated losses since our inception. In 2003 and 2002, we recorded an income tax expense of $0.3 million and $0.2 million, respectively, which was related primarily to foreign taxes.

Comparison of the Years Ended December 31, 2002 and 2001

Revenues

	For the Year Ended
	December 31,
			Annual % Change
	2002	2001	2002/2001

	(In thousands)
Product revenues:
Cable revenues	$118,929	$245,828	(52)%
Telecom revenues	10,474	33,653	(69)%

Total revenues	$129,403	$279,481	(54)%

      Prior to December 31, 2002, we operated primarily in two principal operating segments: Cable and Telecom. We determined these reportable operating segments based upon how the businesses were managed and operated.

      Cable Broadband Access Systems (Cable) Revenue. Revenues from Cable were $118.9 million for the year ended December 31, 2002, down 52% from $245.8 million in 2001 due to lower shipments of modems and head-ends in 2002 than in 2001, as well as a continued decline in ASPs of products year over year as ongoing competitive pricing pressures affected revenue performance in several of our Cable products.

      Telecom Carrier Access Systems (Telecom) Revenue. Revenues from Telecom were $10.5 million, down 69% from $33.7 million in 2001. We had a small customer base, and revenues were impacted by significant declines in telecom industry spending. Additionally, we continued to decrease focus on our Telecom segment and apply our resources to our Cable segment.

      During 2002, the cable industry moved to purchase more standards-based DOCSIS products as opposed to our proprietary modems and head-ends, and we faced increased competition from multiple vendors, which unfavorably impacted revenues. Further, during 2001 and 2002, we were unfavorably impacted by declines in ASPs of our modems. In addition, revenues from our Telecom segment were impacted by declines in telecom industry spending. The intensely competitive nature of the market for broadband products resulted in significant price erosion in 2002.

Revenues by Groups of Similar Products

	For the Year Ended
	December 31,
			Annual % Change
	2002	2001	2002/2001

	(In thousands)
Revenues by product:
CMTS products	$28,159	$43,355	(35)%
CPE products	69,469	186,111	(63)%
Video products	20,832	16,363	27%
Other (Telecom) products	10,943	33,652	(67)%

Total	$129,403	$279,481	(54)%

      CMTS, CPE and other product revenues decreased in 2002 compared to 2001, due to the slowdown in the general economy, constraints on technology-related capital spending by cable service providers, increased competition, and the decline of ASPs in 2001 and 2002. Additionally, our CMTS and CPE revenues decreased in 2002 as we transitioned from our proprietary S-CDMA products to DOCSIS products. Sales of our Video products increased primarily due to sales of our Network Cherrypicker products. Other product revenue decreased due to the de-emphasis of our legacy Telecom products.

Revenues by Geographic Region

	For the Year Ended
	December 31,
			Annual % Change
	2002	2001	2002/2001

	(In thousands)
Revenues by geographic areas:
United States	$41,150	$50,291	(18)%
Canada	17,247	113,300	(85)%
Europe	11,381	34,952	(67)%
Israel	8,283	16,528	(50)%
Japan	36,214	37,721	(4)%
Asia, excluding Japan	11,845	24,094	(51)%
South America	3,283	2,595	27%

Total	$129,403	$279,481	(54)%

      Revenues in North America, which included the United States and Canada decreased 64% to $58.4 million in 2002, down from $163.6 million in 2001. Revenues from international locations decreased 39% to $71.0 million in 2002 down from $115.9 million in 2001. One customer, Cross Beam Networks, a subsidiary of Sumitomo, accounted for more than 10% of our total revenues for the year ended December 31, 2002 (28%). Two customers, Cross Beam Networks and Shaw, each accounted for more than 10% of our total revenues for the year ended December 31, 2001 (33% and 13%). Decrease in revenues, year over year and decrease in North American revenues were primarily due to the slowdown in the general economy, over-capacity of broadband products especially in North America, and constraints on technology-related capital spending, in particular by the cable service providers.

Related Party Revenues

	For the Year Ended
	December 31,
			Annual % Change
	2002	2001	2002/2001

	(In thousands)
Related party revenues:
Rogers revenues	$8,040	$21,045	(62)%
Harmonic revenues	1,057	—	—
Shaw revenue	—	31,400	—

Total revenues	$9,097	$52,445	(83)%

      Related party revenues decreased 83% to $9.1 million for the year ended December 31, 2002 from $52.4 million in 2001. Related party revenues in 2002 included revenues from Rogers and Harmonic. Alek Krstajic, a member of our board of directors, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers until January 2003. Lewis Solomon, another member of our board of directors, is a member of the board of directors of Harmonic. The decline in related party revenues was primarily due to the same economic and competitive pressures discussed above. In addition, Shaw was a related party during the first three quarters of 2001. In the fourth quarter of 2001, Shaw was no longer determined to be a related party as they no longer exercised voting rights over their shares of our stock, and a board member that was an employee of Shaw resigned from our board of directors. Accordingly, revenues from Shaw were no longer included in related party revenues beginning in the fourth quarter of 2001. None of our related parties is a supplier to us.

Cost of Goods Sold and Gross Profit

	For the Year Ended
	December 31,
			Annual % Change
	2002	2001	2002

	(In thousands)
Cost of product revenues	$92,497	$229,936	(60)%
Cost of related party revenues	8,452	33,181	(75)%

Total cost of goods sold	$100,949	$263,117	(62)%

Gross profit	$28,454	$16,364	74%

      Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In 2002, cost of goods sold decreased 62% to $100.9 million or 78% of revenues from $263.1 million or 94% of revenues in 2001. Cost of goods sold in 2002 included the benefit of a reversal of approximately $15.3 million in special charges taken in 2001 and 2000 for vendor cancellation charges and inventory previously reserved for obsolescence. We reversed this provision as we were able to sell inventory originally considered to be in excess. In addition, we were able to negotiate downward certain vendor cancellation claims to terms more favorable to us. Cost of goods sold for the year ended December 31, 2001 included special charges of $33.5 million and approximately $13.9 million of amortization of acquired intangible assets. Additionally, during 2002, we recorded an inventory charge of $6.1 million to reduce some of our inventory due to excess and obsolescence and to reduce the inventory to the lower of cost or market value as ASPs fell below the cost of these products. No charge to record a lower of cost or market value was recorded by us in 2001. In accordance with SFAS No. 142, there was no amortization of acquired intangible assets in 2002.

      We achieved a gross profit of $28.5 million or 22% of sales in the year ended December 31, 2002 compared to $16.4 million or 6% of sales in 2001. The increase in our gross profit was primarily related to a reversal of special charges in 2002. This decrease in gross profit excluding special charges and amortization was primarily due to decreases in ASPs. We were not able to decrease our cost of goods sold as quickly as the decrease in ASPs.

      In 2002, related party cost of revenues decreased compared to 2001 primarily due to Shaw no longer being a related party to us beginning in the fourth quarter of 2001.

Operating Expenses

	For the Year Ended
	December 31,
			Annual % Change
	2002	2001	2002/2001

	(In thousands)
Research and development	$58,696	$79,927	(27)%
Sales and marketing	$35,704	$55,701	(36)%
General and administrative	$14,715	$31,309	(53)%
Goodwill amortization	—	$25,410	—

      Research and Development. Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, expenditures for outside engineering consultants, and equipment and supplies required to develop and enhance our products. Research and development expenses decreased to $58.7 million or 45% of sales in the year ended December 31, 2002 from $79.9 million or 29% of sales in 2001. The decrease of $21.2 million was attributable to a $7.5 million decline in spending in our Cable segment, an $8.0 million decline in spending in our Telecom segment, and a $5.7 million reduction in amortization of intangible assets. Research and development expenses in the Cable segment decreased primarily due to reductions in employee related expenses and expenditures for outside engineering consultants. Discontinuing the development of our Digitrans product line contributed to $1.6 million of the Cable segment expense reduction. Additionally, we reduced research and development efforts in our Telecom segment by $8.0 million due to market conditions in the Telecom sector. In 2001, we recorded amortization of acquired intangible assets of $5.7 million. In accordance with SFAS No. 142, there was no amortization in 2002.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses decreased by $20.0 million to $35.7 million or 28% of sales in the year ended December 31, 2002 from $55.7 million or 20% of sales in 2001. The decrease in sales and marketing expenses was primarily due to $8.5 million in decreased headcount from the restructuring and other expenses in our Telecom segment, and $7.2 million in decreased spending for promotional activities in our Cable segment. The decreased spending for promotional activities in the Cable segment, included a $2.2 million decrease in employee salaries and related costs, a $2.0 million decrease in co-marketing activities, a $1.8 million decrease for advertising, a $1.8 million decrease for field trials, a $1.1 million decrease for tradeshows, a $1.1 million decrease for public relations and other consulting services, and a $0.8 million decrease in promotional literature. These spending decreases were partially offset by $3.6 million of additional expenses in 2002 related to an aircraft lease obtained in early 2002. Additionally, in 2001, we recorded amortization of acquired intangible assets of $4.3 million. In accordance with SFAS No. 142, there was no amortization in 2002.

      General and Administrative. General and administrative expenses consist primarily of salary and benefits for administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. General and administrative expenses decreased 53% to $14.7 million or 11% of sales in the year ended December 31, 2002 from $31.3 million or 11% of sales in 2001. The decrease was primarily due to lower headcount from the restructuring and reduced legal and information technology expenditures in 2002. Additionally, in 2001, general and administrative expenses included $4.6 million of amortization of acquired intangible assets. In accordance with SFAS No. 142, there was no amortization in 2002.

      Goodwill Amortization. The amortization of goodwill arising from acquisitions completed during 1999 and 2000 was $25.4 million for the year ended December 31, 2001.

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

      Restructuring Costs. In the third quarter of 2002, we initiated a restructuring program to conform our expense and revenue levels and to better position us for future growth and eventual profitability. As part of this program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities. We incurred additional restructuring charges of $3.6 million in 2002. Of the total restructuring charge, $2.3 million was related to employee termination costs. The remaining $1.3 million related primarily to costs for excess leased facilities. During 2002, the employment of 147 employees was terminated and we made cash payments of $2.1 million against the restructuring accrual. Additionally, in 2002, we reclassified $0.1 million from employee termination costs to excess leased facilities costs.

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

      Asset Write-offs. In connection with our restructuring in 2002, we wrote-off $1.3 million of fixed assets which were determined to have no remaining useful life. In 2001, we wrote-off $1.6 million of impaired fixed assets, which were determined to have no remaining useful life.

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

      As described above, we recorded a non-cash charge of $4.0 million to write off the remaining goodwill of which $3.0 million was related to the Cable segment and $1.0 million was related to the Telecom segment.

Non-Operating Expenses

	For the Year Ended
	December 31,
			Annual % Change
	2002	2001	2002/2001

	(In thousands)
Interest income	$6,838	$18,132	(62)%
Interest expense	$6,174	$15,224	(59)%
Other expense	$4,145	$2,864	45%
Gain on early retirement of debt	$49,089	$185,327	(74)%

      Interest Income. Interest income decreased 62% to $6.8 million in 2002 compared to $18.1 million in 2001. The decrease in interest income was primarily due to lower invested average cash balances due to the use of cash to repurchase our Notes in 2001 and 2002 and usage of cash for operations, as well as lower interest rates.

      Interest Expense. Interest expense, which relates primarily to interest on our Notes due in 2007, decreased 59% to $6.2 million during 2002 compared to $15.2 million in 2001, primarily due to the repurchase of $325.9 million of our Notes in 2001 and $109.1 million of our Notes in 2002.

      Other Expense. We accounted for our equity investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, “Accounting for Noncurrent Marketable Equity Securities” (SAB 59), which provides guidance in determining when an investment is other-than-temporarily impaired. In applying this guidance we evaluated, among other factors, the duration and extent to which the fair value of the investment was less than its cost, the financial health of and business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financing cash flow, available financial information, and our intent and ability to hold the investment. During 2001, based upon this analysis, we wrote off $2.5 million of our long-term equity investment, which was included in our Cable segment and was charged to other expense. During 2002, based upon additional analysis, we wrote off an additional $4.5 million of our long-term equity investment, which was charged to other expense in the Consolidated Statements of Operations.

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

Income Taxes

	For the Year Ended
	December 31,

	2002	2001

	(In thousands)
Income tax (expense) benefit	$(238)	$13,915

      During 2001 we recorded a benefit of $14.7 million, which consisted of a reduction of deferred tax liabilities related to the Telegate, Radwiz, Ultracom, and ComBox acquisitions and a $0.8 million provision for foreign taxes. In 2002, we recorded an income tax expense of $0.2 million, which was related primarily to foreign taxes.

Litigation

      Beginning in April 2000, several plaintiffs filed class action lawsuits in federal court against us and certain of our officers and directors. Later that year, the cases were consolidated in the United States District Court, Northern District of California as In re Terayon Communication Systems, Inc. Securities Litigation. The Court then appointed lead plaintiffs who filed an amended complaint. In 2001, the Court granted in part and denied in part defendants’ motion to dismiss, and plaintiffs filed a new complaint. In 2002, the Court denied defendants’ motion to dismiss that complaint, which, like the earlier complaints, alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. On February 24, 2003, the Court certified a plaintiff class consisting of those who purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000.

      On September 8, 2003, the Court heard defendants’ motion to disqualify two of the lead plaintiffs and to modify the definition of the plaintiff class. On September 10, 2003, the Court issued an order vacating the hearing date for the parties’ summary judgment motions, and, on September 22, 2003, the Court issued another order staying all discovery until further notice and vacating the trial date, which had been November 4, 2003.

      On February 23, 2004, the Court issued an order disqualifying two of the lead plaintiffs. The order also states that plaintiffs’ counsel must provide certain information to the Court about counsel’s relationship with the disqualified lead plaintiffs, and it provides that defendants may serve certain additional discovery.

      On October 16, 2000, a lawsuit was filed against us and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the California Superior Court, San Luis Obispo County. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc. The factual allegations in the Bertram complaint were similar to those in the federal class action, but the Bertram complaint sought remedies under state law. Defendants removed the Bertram case to the United States District Court, Central District of California, which dismissed the complaint and transferred the case to the United States District Court, Northern District of California. That Court eventually issued an order dismissing the case. Plaintiffs have appealed this order, and their appeal has been set for oral argument on April 16, 2004.

      We believe that the allegations in both the class action and the Bertramcase are without merit, and we intend to contest these matters vigorously. These matters, however, could prove costly and time consuming to defend, and there can be no assurances about the eventual outcome.

      On January 19, 2003, Omniband Group Limited, a Russian company, or Omniband, filed a request for arbitration with the Zurich Chamber of Commerce, claiming damages in an amount of $2,094,970 allegedly caused by our breach of an agreement to sell to Omniband certain equipment pursuant to an agreement between Omniband and Radwiz, Ltd., one of our wholly-owned subsidiaries. On December 18, 2003, the panel of arbiters with the Zurich Chamber of Commerce allowed the arbitration proceeding to continue against Radwiz. We believe that the allegations are without merit and intend to present a vigorous defense in the arbitration proceedings.

      We, as well as our customers, have received letters from third parties claiming that our technology and products infringe on the third parties’ patents. We have consulted with our patent counsel and are in the process of reviewing the allegations made by such third parties. We do not know whether the third parties will pursue their claims of patent infringement in court, and if they do, whether we will be found to infringe the third parties’ patents. If we are found to have infringed such third party patents, we could be subject to substantial damages and/or an injunction preventing us from selling our products and conducting our business. Additionally, additional third parties could assert infringement claims against us in the future. Any such claim of patent infringement, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to us, if at all.

      We are currently a party to various other legal proceedings, in addition to those noted above, and may become involved from time to time in other legal proceedings in the future. While we currently believe that the ultimate outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in any of our legal proceedings, there exists the possibility of a material adverse impact on our results of operations for the period in which the ruling occurs. The estimate of the potential impact on our financial position and overall results of operations for any of the above legal proceedings could change in the future.

Off-Balance Sheet Financings and Liabilities

      Other than lease commitments and unconditional purchase obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements.

Liquidity and Capital Resources

      At December 31, 2003, we had approximately $30.2 million in cash and cash equivalents and $108.5 million in short-term investments.

      Cash used in operating activities for the year ended December 31, 2003 was $68.4 million compared to $67.7 million used in 2002. In 2003, significant uses of cash from operating activities included $50.4 million loss from operations, $12.6 million increase in accounts receivable, $12.3 million of settlement and payment of vendor cancellation liabilities, and $12.2 million of increase in gross inventory. Accounts receivable increased as our sales in the fourth quarter of 2003 increased when compared to the same period in 2002. Inventory levels increased at December 31, 2003 when compared to December 31, 2002 due to increased modem inventories in the fourth quarter of 2003 in order to meet service levels established with our key customers. In 2002, significant uses of cash from operating activities included $44.2 million loss from operations, $49.1 million of gain on the repurchase of a portion of the Notes, and $18.9 million decrease in accounts payable. Net cash used in operating activities were partially offset by decreases in accounts receivable of $29.4 million in 2002. We did not repurchase any Notes in 2003.

      Cash used in investing activities in 2003 was $23.3 million compared to cash provided by investing activities of $139.0 million in 2002. Investing activities consisted primarily of net purchases of short-term investments and purchases of property and equipment in 2003 and 2002. Cash used in investing activities increased in 2003 due to our usage of investments to fund operations and movement from cash and cash equivalents to short-term investments in 2003.

      Cash provided by financing activities was $3.7 million in 2003 compared to $53.9 million of cash used in financing activities in 2002. In 2003 we received proceeds from the exercise of stock options and the sale of shares of common stock through our Employee Stock Purchase Plan of $3.7 million. In 2002, we paid approximately $57.6 million to repurchase a portion of the Notes. In 2002, we received a total of $1.7 million from the exercise of stock options and the sale of shares of common stock through our Employee Stock Purchase Plan.

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

      Through December 31, 2003, we had repurchased approximately $434.9 million of the Notes for $171.0 million in cash and $17.9 million in stock, resulting in a gain on early retirement of debt of approximately $234.4 million net of related unamortized issuance costs of $11.6 million. No Notes were repurchased in 2003.

      We believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months. As noted above, we are working to achieve profitability by the second quarter of 2004. To do so, we will need to increase revenues, primarily through sales of more profitable products, and decrease costs. In the first quarter of 2004, we initiated a worldwide reduction in force of approximately 70 employees, or 17% of the workforce, consolidation of certain facilities, and reduction or elimination of discretionary costs and programs. We expect to record total charges in the range of approximately $5.0 million to $7.0 million associated with this realignment in the quarter ending March 31, 2004. Beginning in the second quarter of 2004, we anticipate annual savings to be approximately $10.0 to $12.0 million. These statements are forward-looking in nature and involve risks and uncertainties. Actual results may vary as a result of a number of factors, including those discussed under the risk factor “Our Operating Results May Fluctuate” below and elsewhere. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, and financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. We cannot assure that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

      On October 7, 2003, we filed a registration statement on Form S-3 with the Securities and Exchange Commission. This shelf registration statement, which was declared effective by the SEC on November 4, 2003, will allow us to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time up to an aggregate of $125.0 million, subject to market conditions and our capital needs. On November 7, 2003, we filed a prospectus supplement with reference to our intention to offer 10,800,000 shares of common stock, which would result in gross proceeds of $75.0 million. On November 14, 2003, we withdrew our previously announced public offering of 10,800,000 shares of common stock under the shelf registration statement.

Contractual Obligations

      The following summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period

		Less Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Capital Lease Obligations	$0.1	$0.1	$—	$—	$—
Unconditional Purchase Obligations	54.4	54.4	—	—	—
Long Term Debt	68.4	—	1.6	65.1	1.7
Operating Lease Obligations	24.4	6.8	9.0	6.1	2.5
Aircraft Lease	4.4	1.4	2.9	0.1	—

Total Contractual Commitments	$151.7	$62.7	$13.5	$71.3	$4.2

      We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of December 31, 2003, we had approximately $54.4 million of purchase obligations, of which $2.9 million is included in the Consolidated Balance Sheets as accrued vendor cancellation charges, and the remaining $51.5 is attributable to open purchase orders. The remaining obligations are expected to become payable at various times through 2004.

      Other commercial commitments, primarily required to support operating leases, are as follows (in millions):

	Amount of Commitment Expiration Per Period

	Total
	Amounts	Less Than	1-3	4-5	Over
	Committed	1 Year	Years	Years	5 Years

Deposits	$1.0	$0.3	$0.7	$—	$—
Standby Letters of Credit	8.2	0.5	—	7.5	0.2

Total Commercial Commitments	$9.2	$0.8	$0.7	$7.5	$0.2

      In 2002, we entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was secured by a $9.0 million letter of credit. The letter of credit was reduced to $7.5 million in February 2003. This lease commitment is included in the table above. In March 2004, in connection with our worldwide restructuring, we notified the lessor of our intentions to locate a purchaser for our remaining obligations under this lease. From time to time, our Chief Executive Officer, Dr. Rakib, uses the aircraft for personal use and the charge is reported by him as compensation. Dr. Rakib was charged approximately $62,000 for personal aircraft usage during fiscal 2003.

Critical Accounting Policies

      We consider certain accounting policies related to our use of estimates, revenue recognition, bad debt reserves, inventory valuation, impairment of long-lived assets, warranty returns, restructuring, income taxes and contingencies to be critical policies due to the estimation processes involved in each. We discuss each of our critical accounting policies, in addition to certain less significant accounting policies, with senior members of management and the audit committee, as appropriate.

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

•	revenue recognition;

•	the allowance for doubtful accounts, which impacts revenue;

•	the valuation of exposures associated with the contract manufacturing operations and estimating future warranty costs, which impact cost of good sold and gross margins; and

•	the valuation of certain long-lived assets, especially goodwill and other purchased intangible assets, which has resulted in impairment, which impacts operating expenses.

      We have other equally important accounting policies and practices, which may not require us to make significant estimates or assumptions. Despite our intention to establish accurate estimates and assumptions, actual results could differ from those estimates under different assumptions or conditions.

      Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), as amended by SAB 101A and 101B and updated by SAB 104. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of the selling price. Should there be changes to management’s judgments, revenue recognized for any reporting period could be adversely affected.

      Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

      Revenue arrangements with resellers are generally recognized when product is shipped to the resellers as we generally do not grant return rights beyond those provided by the warranty.

      Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and generally require no collateral. We evaluate our trade receivables based upon a combination of factors. Credit losses have historically been within management’s expectations. When we become aware of a customer’s inability to pay, such as in the case of bankruptcy or a decline in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to an amount we reasonably believe is collectible. We maintain a reserve for potentially uncollectible accounts receivable based on an assessment of collectibility. We assesses collectibility based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), changes in credit ratings of customers, current events and circumstances regarding the business of our client’s customers and other factors that we believe are relevant. If circumstances related to a specific customer change, our estimates of the recoverability of receivables could be further reduced. Charges for uncollectible accounts are included as a component of net revenue in the consolidated statement of operations. At December 31, 2003 and 2002, the reserve for potentially uncollectible accounts was $3.6 million and $3.5 million, respectively. A relatively small number of customers account for a significant percentage of our revenues and accounts receivable. We expect the sale of our products to a limited number of customers and resellers to continue to account for a high percentage of revenues.

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

      Impairment of Long-Lived Assets. Our long-lived assets have principally included long-term investments, goodwill and other intangible assets. Our estimate of the fair value of the long-term investments was dependent on the performance of the companies in which we have invested, as well as the volatility inherent in the external markets for these investments. If the companies’ business forecasts were not met, we had to record additional impairment charges. At December 31, 2003, all of our intangible assets had been written-off and we had no intangible assets recorded on the Consolidated Balance Sheets.

      We adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) on January 1, 2002. We reclassified $1.3 million of assembled workforce, net of accumulated amortization, with an indefinite life, to goodwill at the date of adoption of this standard. We test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We completed the initial goodwill impairment review as of the beginning of 2002, and found no impairment. During the first and second quarters of 2002, we completed a restructuring and impairment review as further discussed in Note 5 of the Notes to the Consolidated Financial Statements. Due to a difficult economic environment and heightened price competition in the modem and telecom businesses during the second quarter of 2002, we experienced a significant drop in our market capitalization and therefore proceeded to perform an interim test to measure goodwill and intangible assets for impairment. The outcome of this test resulted in a non-cash charge of $4.0 million to write-off goodwill in both the Cable and Telecom segments during the second quarter of 2002. At December 31, 2002 and 2003, we had no goodwill or intangible assets recorded on the Consolidated Balance Sheets.

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

      Restructuring and Other Related Charges. During 2001, 2002, and 2003, we implemented restructuring programs to focus and streamline our business and reduce operating expenses. In connection with these programs, we reduced headcount and abandoned facilities. As a result of these actions, we recorded restructuring and other related charges primarily consisting of cash severance payments made to severed employees and lease payments related to property abandoned as a result of our facilities consolidation. Each reporting period, we review these estimates based on the execution of our restructuring plans and changing market conditions, such as the real estate market. To the extent that these assumptions change, the ultimate restructuring expenses could vary.

      Contingencies. We are subject to proceedings, lawsuits and other claims related to labor, acquisitions and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters, any of which may result in higher net loss.

      Taxes. We determine our provision for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the realizability of our deferred tax assets by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. The ultimate realization of our net deferred tax assets will require profitability. We have assessed the future profit plans and tax planning strategies together with the years of expiration of carryforward benefits, and have concluded that the deferred tax assets will be not be currently realized and have recorded a valuation allowance against the entire amount of the deferred tax assets. Should our operating performance improve, future assessments could conclude that a reduction to the valuation allowance will be needed to reflect deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income taxes for all years that are subject to audit.

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003. Interpretation No. 46, as revised, clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable in the quarter ending March 31, 2004, for interests acquired in variable interest entities prior to February 1, 2003. This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. The adoption of Interpretation No. 46, as revised, is not expected to have a material impact on our financial position or results of operations.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21did not have any significant impact on our financial position or results of operations.

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146). FAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, and supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring (EITF 94-3). FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, FAS No. 146 establishes that fair value is the objective for initial measurement of the liability. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not have any significant impact on our financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

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

      The following pro forma information reflects the impact on net loss and basic and diluted net loss per share assuming the adoption of SFAS No. 142 had occurred on January 1, 2001 (in thousands):

	Years ended December 31,

	2003	2002	2001

			(Pro forma)

Reported net loss	$(50,353)	$(44,213)	$(563,846)
Amortization of goodwill and intangible assets with indefinite lives	—	—	53,846

Pro forma net loss	$(50,353)	$(44,213)	$(510,000)

Basic and diluted net loss per share:
Reported net loss	$(0.68)	$(0.61)	$(8.25)
Adjustment related to amortization of goodwill and intangible assets with indefinite lives	—	—	0.79

Pro forma basic and diluted net loss per share	$(0.68)	$(0.61)	$(7.46)

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

Risks Related to Our Business

We have a history of losses and may continue to incur losses in the future.

      It is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we have been shipping products in volume since the first quarter of 1998. As of December 31, 2003, we had an accumulated deficit of $987.6 million. We believe that we will continue to experience challenges in selling our products at a profit and may continue to operate with net losses for the foreseeable future. Moreover, from 2000 to 2002, we have had declining revenue year over year. Although our revenues increased in 2003 as compared to 2002, we still incurred losses of $50.4 million in 2003. As a result of the operating deficiencies, we have had to use available cash and cash equivalents to supplement the operation of our business. Cash, cash equivalents and short term investments used in the twelve months ended December 31, 2003 was $67.9 million as compared to $127.4 million used in the same period in 2002. At December 31, 2003, we had approximately $138.6 million in cash, cash equivalents and short-term investments as compared to approximately $206.5 million at December 31, 2002. Additionally, we generally are unable to significantly reduce our short-term expenses in order to compensate for unexpected decreases in anticipated revenues or delays in generating anticipated revenues. For example, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price irrespective of whether we can subsequently use such quantities in our products. Further, we have been experiencing and will continue to experience declining average selling prices (ASPs) of our products. We record an inventory charge to reduce our inventory to the lower of cost or market if average selling prices fall below the cost of these products. In addition, we have significant operating lease commitments for facilities and equipment that generally cannot be cancelled in the short-term without substantial penalties.

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

      Our quarterly revenues have fluctuated and are likely to continue to fluctuate significantly in the future due to a number of factors, many of which are outside our control. Factors that affect our revenues include, among others, the following:

•	variations in the timing of orders and shipments of our products;

•	variations in the size of the orders by our customers and pricing concessions on volume sales;

•	competitive market conditions;

•	unpredictable sales cycles;

•	new product introductions by competitors or by us;

•	delays in our introduction of new products;

•	delays in our introduction of added features to our products;

•	delays in the commercialization of products that are competitive in the marketplace;

•	delays in our receipt of and cancellation of orders forecasted by customers;

•	variations in capital spending budgets of cable operators and other broadband service providers;

•	international conflicts, including the continuing conflict in Iraq, and acts of terrorism and the impact of adverse economic, market and political conditions worldwide; and

•	ability of our products to be qualified or certified as meeting industry standards.

      A variety of factors affecting our gross margin include, among others, the following:

•	the sales mix of our products;

•	the volume of products manufactured;

•	the type of distribution channel through which we sell our products;

•	the ASPs of our products;

•	the ability to manage excess an obsolete inventory;

•	delays in reducing the cost of our products;

•	the costs of manufacturing our products; and

•	the effectiveness of our cost reduction measures.

      We often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed, particularly in the short term. For example, a significant percentage of these operating expenses are fixed due to operating leases for our facilities and equipment. Also, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price. Because in the past, we have been unable to use all of the products that we purchased from our suppliers, we have taken vendor cancellation charges as a result of these fixed commitments, and we may have to take additional charges in the future if we are unable to use all of the products that we purchase from our suppliers. Recently, we have begun to negotiate clauses with vendors to push-out or reschedule inventory purchases at our discretion. These clauses should help to minimize the impact of vendor cancellation charges in the future. As of December 31, 2003, $54.4 million of purchase obligations were outstanding. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of our business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations, our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall. Moreover, our research and development expenses fluctuate in response to new product development, and changing industry requirements and customer demands.

      Additionally, the unit ASPs of our products declined considerably in 2002 and 2003, and we anticipate that unit ASPs of our products may continue to decline in the future. This has caused and will continue to cause a decrease in our gross margins if we are unable to off-set the decline in ASPs with cost reduction measures. In addition, the gross margins we realize from the sale of our products are affected by the mix of product sales between higher margin, lower volume head-end equipment, such as Cable Modem Termination Systems (CMTSs) and digital video management systems, and lower margin, higher volume Customer Premise Equipment (CPE) products, such as modems. In 2004, we expect that sales of our low-margin CPE will continue to make up a significant portion of our revenues.

We are dependent on a small number of customers and our business could be harmed by the loss of any of these customers or reductions in their purchasing volumes.

      Our customers have undergone and continue to undergo significant consolidation in both North America and internationally, as a limited number of cable operators control an increasing number of systems. For example, the top nine cable operators in the United States operate systems that service approximately 90% of homes that receive cable services in the United States. As a result of the consolidation among cable operators, our revenue has been and will continue to be dependent on sales to the few leading cable operators worldwide and the continued consolidation may also reduce the number of potential customers. For example, three customers, Adelphia, Cross Beam Networks, a subsidiary of Sumitomo, and Comcast each accounted for more than 10% of our total revenues for the year ended December 31, 2003 (22%, 16%, and 13%). One customer, related to the Cable segment, Cross Beam Networks, accounted for more than 10% of our total revenues for the year ended December 31, 2002 (28%). Two customers, Shaw and Cross Beam Networks, both related to the Cable segment, accounted for 10% or more of the total revenues for the year ended December 31, 2001 (33% and 13%). Two customers accounted for 10% or more of total accounts receivable for the year ended December 31, 2003 (24% and 20%). One customer, related to the Cable segment, accounted for 10% or more of total accounts receivable for the year ended December 31, 2002 (23%).

      As is common in our industry, we typically do not enter into contracts with our customers in which they commit to purchase products from us. Typically, our customers purchase products from us on a purchase order basis. We may not succeed in attracting new customers as many of our potential customers have pre-existing relationships with our current or potential competitors and the continued consolidation of the cable industry reduces the number of potential customers. To attract new customers, we may be faced with intense price competition, which may affect our gross margins. Our sales are made on a purchase order or system contract basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel their orders on short notice without significant penalties. The loss of any of our customers can have a material adverse effect on our results of operations. Further, any reduction in orders from a given customer can likewise have a material adverse affect on our results of operations.

The sales cycle for certain of our products is lengthy, which makes forecasting of our customer orders and revenue difficult.

      The sales cycle for certain of our products, such as our CMTSs, is lengthy, often lasting nine months to more than a year. Our customers generally conduct significant technical evaluations, including customer trials, of our products as well as competing products prior to making a purchasing decision. In addition, purchasing decisions may also be delayed because of a customer’s internal budget approval processes. Because of the lengthy sales cycle and the size of customer orders, if orders forecasted for a specific customer for a particular period do not occur in that period, our revenues and operating results for that particular quarter could suffer. Moreover, a portion of our expenses related to an anticipated order is fixed and difficult to reduce or change, which may further impact our revenues and operating results for a particular period.

There are many risks associated with our participation in industry standards.

      In connection with the development of the DOCSIS 2.0 specification by Cable Television Laboratories, Inc., a cable industry consortium that establishes cable technology standards and administers compliance testing (CableLabs), we entered into an agreement with CableLabs whereby we licensed to CableLabs on a royalty-free basis any of our intellectual property rights, including rights to our proprietary S-CDMA technology, to the extent that such rights may be asserted against a party desiring to design, manufacture or sell DOCSIS based products, including DOCSIS 2.0 based products. This license agreement grants to CableLabs the right to sublicense our intellectual property, including our intellectual property rights in our S-CDMA patents, to manufacturers that compete with us in the marketplace for DOCSIS based products. As a result of this license to CableLabs, our competitors that produce DOCSIS-based products have access to our technology without having to pay us any royalties or other compensation for the use of our technology. As a result of our contribution of technology to the DOCSIS intellectual property pool, we may have foregone significant revenue from the potential licensing of our proprietary technology, and we may be unable to recoup the investment in the research and development of intellectual property contributed to the DOCSIS technology pool.

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

      DOCSIS specifications have not yet been accepted in Europe and Asia, although an increasing number of Asian cable operators are requiring product to be DOCSIS qualified or certified. An alternate specification for cable products, called the Euro-DOCSIS specification, has been formalized by TComLabs, a cable technology consortium of European cable operators, and some European and Asian cable operators have embraced it. We have contributed certain of our technologies, including our proprietary S-CDMA technology, to the Euro-DOCSIS specification. We may develop and sell products that comply with the Euro-DOCSIS specification, and we may be unsuccessful in these efforts. Even if we are successful in our efforts, we may face some of the same risks associated with our contribution of intellectual property to the CableLabs DOCSIS intellectual property pool.

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

      The broadband equipment market has been characterized by erosion of product ASPs, particularly for CPE devices. We expect this erosion to continue. The ASPs for our products are likely to continue to decline due to competitive pricing pressures, promotional programs and customers possessing strong negotiating positions who require price reductions as a condition of purchase. In addition, we believe that the widespread adoption of industry specifications, such as the DOCSIS and EuroDOCSIS specifications, is further eroding ASPs as cable modems and other similar CPE become commodity products. Decreasing ASPs could result in decreased revenues even if the number of units sold increases. Decreasing ASPs may also require us to sell our products at much lower gross margin than in the past, and in fact, we may sell products at a loss. The primary reason that our gross profits have declined year-over year is the decline in product ASPs. As a result, we may experience substantial period-to-period fluctuations in future revenue, gross margin and operating results due to ASP erosion. Therefore, we must continue to develop and introduce on a timely basis and a cost-effective manner new products or next-generation products with enhanced functionalities that can be sold at higher gross margins. Our failure to do this could cause our revenues and gross margin to decline further.

We must achieve cost reductions to attain profitability.

      As product ASPs and revenue have declined in recent years, we have not sufficiently decreased our costs, including operating expenses and the costs associated with our products, to offset declining ASPs and revenue. This has resulted in increased losses and made it difficult for us to attain profitability. We have experienced a decrease in revenue, which was, in large part, due to declining product ASPs and a drop in CMTS volume due to our transition from a proprietary platform to the DOCSIS standards platform. In order to achieve profitability, we must significantly increase our revenues, reduce the cost of our products, and maintain or reduce our operating expenses.

      We have undertaken several actions to lower our operating expenses. Although we have implemented expense reduction and restructuring plans in the past, including the latest restructuring in January 2004, that have focused on cost reductions and operating efficiencies, our operating expenses are still higher than our gross margins. A large portion of our expenses, including rent, and operating lease expenditures, is fixed and difficult to reduce or change. Accordingly, if our revenue does not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition and results of operations could be materially and adversely affected.

      As product ASPs rapidly decline, we need to reduce the cost of our products through design and engineering changes. We may not be successful in redesigning our products, and, even if we are successful, our efforts may be delayed or our redesigned products may contain significant errors and product defects. In addition, any redesign may not result in sufficient cost reductions to allow us to reduce significantly the prices of our products or improve our gross margin. Reductions in our product costs may require us to use lower-priced components that are highly integrated in future products and may require us to enter into high volume or long-term purchase or manufacturing agreements. Volume purchase or manufacturing agreements may not be available on acceptable terms, if at all, and we could incur significant expenses without related revenues if we cannot use the products or services offered by such agreements. We have incurred significant cancellation charges related to volume purchase and manufacturing agreements in the past and may incur such charges in the future.

Broadband services delivered by cable operators have not achieved widespread market acceptance, and other competing service providers exist.

      Our success will depend upon the widespread acceptance of broadband services delivered by cable television operators. The markets for these services are growing, but are not fully developed nor exploited. Additionally, these markets may not grow as cable operators may elect not to increase available bandwidth over which they can offer new services, such as high-speed Internet access, High Definition Television (HDTV), Video on Demand, and telephony. Cable operators may elect not to provide any or all of these new services to their customers or may not aggressively market these services to their customers. If cable operators elect not to deploy such new services or if customers elect not to subscribe to such services, it may affect our ability to sell products to cable operators as their existing equipment may meet their current infrastructure demands. We depend on cable operators to provide new services and maintain their infrastructure in such a manner that allows us to continue to sell products to them.

      Cable operators must also compete with other service providers in the delivery of services to their customers. RBOCs, CLECs, ILECs, satellite TV and other broadband service providers are aggressively competing with the cable industry to deliver broadband services via DSL or satellite broadcast technologies. We cannot accurately predict the future growth rate or the ultimate size of the market for broadband services delivered via cable. The success of RBOCs, CLECs, ILECs, satellite TV and other broadband service providers may slow or hamper the continued acceptance of cable operators in delivering broadband services, which in turn may impact demand for our products by cable operators.

We need to develop additional distribution channels to market and sell our products.

      The vast majority of our sales are to large cable operators. However, we currently have limited access to smaller or geographically diverse cable operators. Although we intend to establish strategic relationships with leading distributors worldwide to access these customers, we may not succeed in establishing these relationships. Even if we do establish these relationships, the distributors may not succeed in marketing our products to their customers. Some of our competitors have established, long-standing relationships with these cable operators that may limit our and our distributors’ ability to sell our products to those customers. Even if we were to sell our products to those customers, it would likely not be based on long-term commitments, and those customers would be able to terminate their relationships with us at any time without significant penalties.

We depend on cable industry capital spending for a substantial portion of our revenue and any decrease or delay in capital spending by cable operators would negatively impact our operating results and financial condition.

      Historically, almost all of our sales had been derived from sales to cable operators, and we expect these sales to constitute a significant portion of net sales for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by cable television operators. These capital spending patterns are dependent on a variety of factors including:

•	the availability of financing;

•	annual budget cycles, as well as the typical reduction in upgrade projects during the winter months;

•	the status of federal, local and foreign government regulation and deregulation of the telecommunications industry;

•	overall demand for broadband services and the acceptance of new data, video and voice services;

•	evolving industry standards and network architectures;

•	competitive pressures (including the availability of alternative data transmission and access technologies);

•	discretionary consumer spending patterns; and

•	general economic conditions.

      In recent years, the cable market has been characterized by consolidation. For example, Comcast acquired AT&T Broadband in 2003. Furthermore, cable operators may undertake additional business combinations to expand their business as evidenced by the recent unsolicited stock offering by Comcast of the Disney Corporation. We cannot predict the effect, if any, that such consolidations and business combinations will have on overall capital spending patterns by cable operators. The effect on our business of further industry consolidations and combinations also is uncertain.

      The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as fiber optic cable, and the need for local zoning and licensing approvals. We believe that changes in our customers’ deployment plans have, and may in the future delay, the receipt of new orders. Since the majority of our sales have been to relatively few customers, a delay in equipment deployment at any one customer has in the past, and could in the future, have a material adverse effect on our sales in a particular quarter.

We may fail to accurately forecast customer demand for our products.

      The nature of the cable industry makes it difficult for us to accurately forecast demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of products or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We had purchase obligations of approximately $54.4 million as of December 31, 2003, primarily to purchase minimum quantities of materials and components used to manufacture our products. We may be obligated to fulfill these even if demand for our products is lower than we anticipate.

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

      In order to limit financial exposure arising from litigation and/or our obligation to indemnify our officers and directors, we have historically purchased directors and officers insurance (D&O Insurance). However, the availability of D&O Insurance is becoming more difficult for companies to attain as a number of insurance underwriters no longer offer D&O Insurance and the remaining insurance underwriters offering D&O Insurance have significantly increased the premiums of such coverage. In recent years, we have experienced a significant increase in the cost of our D&O Insurance, although the cost of our D&O insurance decreased in fiscal year 2003. There can be no assurance that D&O Insurance will be available to us in the future or, if D&O Insurance is available, it may be prohibitively expensive. Additionally, some insurance underwriters who offered D&O Insurance in the past have been placed into liquidation or may be, at some future point, placed into liquidation. In October 2001, one of the insurance underwriters from which we purchased D&O Insurance, Reliance Insurance Co. (Reliance), was placed into liquidation by the state of Pennsylvania. Reliance was the underwriter for one excess layer of our D&O Insurance for the period covering the claims made against us and our officers in the pending securities litigation. Because Reliance is in liquidation, we paid for the amount insured under the Reliance policy, which was $2.5 million.

We are dependent on key third-party suppliers and any failure by them to deliver components could limit our ability to satisfy customer demand.

      We manufacture all of our products using components or subassemblies procured from third-party suppliers, including semiconductors. Some of these components are available from a sole source and others are available from limited sources. A majority of our sales are from products containing one or more components that are available only from sole source suppliers. Additionally, some of our components are custom parts that are produced to our specifications, and it may be difficult to move the manufacturing of such components from one vendor to another vendor.

      Any interruption in the operations of our vendors of sole source or custom product parts could adversely affect our ability to meet our scheduled product deliveries to customers. If we are unable to obtain a sufficient supply of components, including semiconductors, from our current sources, we could experience difficulties in obtaining alternative sources or in altering product designs to use alternative components. Resulting delays or reductions in product shipments could damage customer relationships and expose us to potential damages that may arise from our inability to supply our customers with products. Further, a significant increase in the price of one or more of these components, such as our semiconductor components, could harm our gross margin or operating results. Additionally, we attempt to limit this risk by maintaining safety stocks of these components, subassemblies and modules. As a result of this investment in inventories, we have in the past and in the future may be subject to risk of excess and obsolete inventories, which could harm our business. In this regard, our gross margins and operating results could be adversely affected by excess and obsolete inventory.

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

      We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. For the twelve months ended December 31, 2003 and December 31, 2002, approximately 44% and 68%, respectively, of our net revenues were from customers outside of the U.S. International sales are subject to a number of risks, including the following:

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

      If our customers are affected by currency devaluations or general economic downturns their ability to purchase our products could be reduced significantly. Payment cycles for international customers typically are longer than those for customers in North America.

      While we generally invoice our foreign sales in U.S. dollars, we invoice some of our sales in Europe in Euros. Since we have also elected to take payment in Euros from our customers in Europe and may elect to take payment in other foreign currencies in the future, we are exposed to losses as the result of foreign currency fluctuations. Additionally, we have an Israel based operation whose expenses are denominated in Israeli NIS. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to those foreign customers could result in decreased sales.

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

      We have significant operations in Israel. Our operations in Israel consist primarily of research and development, and to a lesser extent sales and manufacturing. Revenues generated by our business in Israel were $12.9 million and $8.3 million for the twelve months ending December 31, 2003 and December 31, 2002, respectively. Our research and development operations may be significantly affected by conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have continued over the past year, which could disrupt some of our operations. We could be adversely affected by any major hostilities involving Israel. As a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. A number of our employees based in Israel are currently obligated to perform annual military reserve duty and are subject to being called to active duty at any time under emergency circumstances. We cannot assess the full impact of these requirements and the hostilities on our workforce, business or operations if conditions should change, and we cannot predict the effect of any expansion or reduction of these obligations or the hostilities.

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

      The market for our products is extremely competitive and is characterized by rapid technological change. Our direct competitors include Cisco Systems, ADC, Arris, BigBand Networks, Motorola, Thomson Consumer Electronics (which markets products under the brand name RCA), Scientific-Atlanta and Toshiba. Additionally, we face competition from early stage companies with access to significant financial backing that improve existing technologies or develop new technologies. The principal competitive factors in our market include the following:

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

      Furthermore, in 2003, we hired a new Chief Financial Officer and a new Chief Operating Officer. Although the addition of these two executive officers has offered us an opportunity to expand our management team with persons that can assist in implementing our new direction, turnover in personnel and the recruitment and retention of a new executive staff may create a number of transitional challenges for us.

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

Third party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results and disrupt our business.

      As is typical in the industry in which we operate, we have been and may from time to time be notified of claims that we may be infringing patents or intellectual property rights owned by third parties. We also believe that companies may be increasingly subject to infringement claims as distressed companies and individuals attempt to generate cash by enforcing their patent portfolio against a wide range of products. We have consulted with our patent counsel on the claims we have received and are in the process of reviewing the allegations made by such third parties. We cannot assure you that, if the issues were to be submitted to a court, such court will not find that our products infringe the third party patents, nor that such third parties will not continue to allege infringement. If we are found to have infringed such third party’s patents, we could be subject to substantial damages and/or an injunction preventing us from conducting our business. Additionally, we cannot assure you that other third parties will not assert infringement claims against us in the future. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to us, if at all, which could have a material adverse effect upon our business, operating results and financial condition. Our failure to obtain a license for key intellectual property rights from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacturing of products utilizing the technology. Alternatively, we could be required to expend significant resources to develop non-infringing technology. We cannot assure you that we would be successful in developing non-infringing technology.

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

      As of December 31, 2003, we had approximately $68.4 million of long-term obligations of which $65.1 million is long-term debt associated with our Notes. This level of indebtedness may adversely affect our stockholders by:

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

      Our main source of liquidity continues to be our unrestricted cash on hand. In addition and as a result of our history of operating losses, we expect to continue to use our unrestricted cash to fund operating losses in the future. Our cash and cash equivalents decreased to $30.2 million at December 31, 2003, from $117.0 million at December 31, 2002. If our operating losses are more severe than expected or continue longer than expected, we may find it necessary to seek other sources of financing to support our capital needs and provide available funds for working capital. Given the capital markets, there are few sources of financing available to us. Commercial bank financing may not be available to us on acceptable terms. Accordingly, any plan to raise additional capital, if available to us, would likely involve an equity-based or equity-linked financing, such as the issuance of convertible debt, common stock or preferred stock, which would be dilutive to our stockholders. If we are unable to procure additional working capital, as necessary, we may be unable to continue operations.

      On October 7, 2003, we filed a registration statement on Form S-3 with the Securities and Exchange Commission. This shelf registration statement, which was declared effective by the SEC on November 4, 2003, will allow us to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock, from time to time up to an aggregate of $125.0 million, subject to market conditions and our capital needs. On November 7, 2003, we filed a prospectus supplement with reference to our intention to offer 10,800,000 shares of common stock, which would result in gross proceeds of $75.0 million. On November 14, 2003, we withdrew our previously announced public offering of 10,800,000 shares of common stock under the shelf registration statement.

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

      As a result of the significant economic downturn and the related uncertainties in the technology sector, we have implemented a number of restructuring plans, including the most recent in the first quarter of 2004, which has resulted in personnel reduction. These reductions could result in an erosion of morale, and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. Additionally, employees directly affected by the reductions may seek future employment with our business partners, customers or competitors. Although all employees are required to sign a proprietary information agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Our employees are not bound by non-competition agreements with us. Additionally, we may face wrongful termination, discrimination, or other claims from employees affected by the reduction related to their employment and termination. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of such actions. Furthermore, such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, and we may need to take additional restructuring efforts, including additional personnel reduction, in the future.

We may dispose of existing product lines, which may adversely impact our future results.

      On an ongoing basis, we evaluate our various product offerings in order to determine whether any should be discontinued or, to the extent possible, divested. Moreover, the worldwide downturn in the telecommunications industry led us to reassess our business strategy, which in turn caused us to discontinue investment in certain product lines. Specifically, we have reduced our investment in the telecom and satellite spaces. Beginning in July 2003, we entered into two transactions to further decrease our telecom business. In July 2003, we discontinued our Mainsail line of products and entered into an agreement with a third party to supply warranty services for the Mainsail products. In July 2003, we entered into an agreement with Verilink Corporation (Verilink) to sell certain telecom assets associated with the Miniplex product line to Verilink. Additionally, Verilink agreed to purchase related inventory from us and assume all telecom warranty obligations with the exception of $2.4 million, which will continue to be our responsibility.

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

      The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life. The pursuit of necessary technological advances and the development of new products require substantial time and expense. For example, we made ten acquisitions during the period between 1999 and 2000. Due to various economic conditions, none of the products from our acquired businesses have achieved the level of market acceptance that was forecasted at the time of their acquisitions. Additionally, certain product groups have not achieved the level of technological development needed to be marketable or to expand the market. As a result, we recorded an aggregate of approximately $576.8 million related to impairment charges and write-down of in-

process research and development related to the acquired technologies, both of which negatively impacted our operating results.

      To compete successfully in the markets in which we operate, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products, if our products are not (i) cost effective, (ii) brought to market in a timely manner, (iii) in accordance with evolving industry standards and architecture or (iv) fail to achieve market acceptance. There is no assurance that the technologies we are currently developing or intend to develop will achieve feasibility, or that even if we are successful, the developed product will be accepted by the market. We may not be able to recover the costs of existing and future product developments and our failure to do so may materially and adversely impact our business, financial condition and results of operations.

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

      Because of the current condition in the global economy, our exposure to credit risks relating to sales on an open-credit basis has increased. Although we monitor and attempt to mitigate the associated risk, there can be no assurance that our efforts will be effective in reducing credit risk. Additionally, there have been significant insolvencies and bankruptcies among our customers, which have and may continue to cause us to incur economic and financial losses. There can be no assurance that additional losses would not be incurred and that such losses would not be material. Although these losses have generally not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

We have and we may seek to expand our business through acquisitions; acquisitions could disrupt our business operations and harm our operating results.

      In order to expand our business, we may make strategic acquisitions of other companies or certain assets. We plan to continue to evaluate opportunities for strategic acquisitions from time to time, and may make an acquisition at some future point. However, the current volatility in the stock market and the current price of our common stock may adversely affect our ability to make such acquisitions. Any acquisition that we make involves substantial risks, including the following:

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

      We made ten acquisitions during the period between 1999 and 2000. Due to various economic conditions, none of the products from our acquired businesses have achieved the level of market acceptance that was forecasted at the time of their acquisitions. Additionally, certain product groups have not achieved the level of technological development needed to be marketable or to expand the market. We recorded impairment losses of approximately $4.0 million and $572.8 million of intangible assets related to these acquisitions in December 31, 2002 and 2001. As of December 31, 2003, no intangible assets from these acquisitions remained.

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

      We adopted a stockholder rights plan pursuant to which we distributed one right for each outstanding share of common stock held by stockholders of record as of February 20, 2001. Because the rights may substantially dilute the stock ownership of a person or group attempting a take-over of us, even if such a change in control is beneficial to our stockholders, without the approval of our board of directors, the plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our board of directors. Additionally, provisions of our Certificate of Incorporation and our Bylaws could make it more difficult for a third party to acquire control of us in a transaction not approved by our Board of Directors, and we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which could also have the effect of delaying or preventing our acquisition by a third party.

Future sales of shares by existing stockholders could affect our stock price.

      The shares held by our stockholders, including our executive officers and directors, may be sold in the public market at any time and from time to time subject in certain cases to volume limitations under Rule 144 of the Securities Act of 1933 and various vesting agreements. If any of these stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. In addition, shares subject to outstanding options and shares reserved for future issuance under our stock option and purchase plans will continue to become eligible for sale in the public market to the extent permitted by the provisions of the various vesting agreements and the securities rules and regulations applicable to these shares.

Item 7A.	Market Risk Disclosure Information

      Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 50 basis point increase in interest rates would result in an approximate $217,000 decline (less than 1%) in the fair value of our available-for-sale securities.

      Foreign Currency Risk. A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions from Belgium, United Kingdom, Hong Kong, Canada, and Israel. A hypothetical adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $0.1 million. All of the potential changes noted above are based on sensitivity analyses performed on our financial positions at December 31, 2003. Actual results may differ materially.

Item 8.	Financial Statements and Supplementary Data

TERAYON COMMUNICATION SYSTEMS, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Terayon Communication Systems, Inc.

      We have audited the accompanying consolidated balance sheets of Terayon Communication Systems, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terayon Communication Systems, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145).

/s/ ERNST & YOUNG LLP

Palo Alto, California

January 23, 2004

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$30,188	$117,079
Short-term investments	108,452	89,424
Accounts receivable, less allowance for doubtful accounts of $3,591 in 2003 and $3,519 in 2002	29,199	16,355
Accounts receivable from related parties	600	842
Other current receivables	3,662	2,597
Inventory	16,364	8,257
Other current assets	2,883	8,263

Total current assets	191,348	242,817
Property and equipment, net	11,871	17,906
Restricted cash	9,212	9,945
Prepaid expenses and other assets, net	2,809	5,042

Total assets	$215,240	$275,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$26,049	$23,920
Accrued payroll and related expenses	6,537	6,227
Deferred revenues	3,423	497
Warranty reserves	5,509	8,607
Accrued restructuring charges	4,500	6,754
Accrued vendor cancellation charges	2,869	13,865
Other accrued liabilities	5,036	8,609
Interest payable and current portion of long-term debt	1,358	1,355
Current portion of capital lease obligations	124	154

Total current liabilities	55,405	69,988
Long-term obligations	3,366	3,421
Long-term portion of capital lease obligations	—	78
Convertible subordinated notes	65,081	65,081
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000
Issued and outstanding shares — none in 2003 and 2002	—	—
Common stock, $0.001 par value:
Authorized shares — 200,000,000
Issued — 75,031,097 in 2003 and 73,240,054 in 2002
Outstanding — 74,875,088 in 2003 and 73,084,045 in 2002	75	73
Additional paid in capital	1,082,036	1,078,144
Accumulated deficit	(987,560)	(937,207)
Deferred compensation	(22)	(25)
Treasury stock, at cost; 156,009 shares in 2003 and 2002	(773)	(773)
Accumulated other comprehensive loss	(2,368)	(3,070)

Total stockholders’ equity	91,388	137,142

Total liabilities and stockholders’ equity	$215,240	$275,710

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenues:
Product revenues	$128,791	$120,306	$227,036
Related party product revenues	4,694	9,097	52,445

Total revenues	133,485	129,403	279,481
Cost of goods sold:
Cost of product revenues	99,261	92,497	229,936
Cost of related party product revenues	1,773	8,452	33,181

Total cost of goods sold	101,034	100,949	263,117

Gross profit	32,451	28,454	16,364
Operating expenses:
Research and development	42,839	58,696	79,927
Sales and marketing	26,781	35,704	55,701
General and administrative	12,127	14,715	31,309
Goodwill amortization	—	—	25,410
Restructuring costs and asset write-offs	2,803	8,922	587,149

Total operating expenses	84,550	118,037	779,496

Loss from operations	(52,099)	(89,583)	(763,132)
Interest income	2,917	6,838	18,132
Interest expense	(3,279)	(6,174)	(15,224)
Other income (expense)	2,424	(4,145)	(2,864)
Gain on early retirement of debt	—	49,089	185,327

Loss before tax (expense) benefit	(50,037)	(43,975)	(577,761)
Income tax (expense) benefit	(316)	(238)	13,915

Net loss	$(50,353)	$(44,213)	$(563,846)

Basic and diluted net loss per share	$(0.68)	$(0.61)	$(8.25)

Shares used in computing basic and diluted net loss per share	74,212	72,803	68,331

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Treasury Stock
							Accumulated
	Common Stock		Additional			Stockholders’	Other			Total
			Paid-in	Accumulated	Deferred	Notes	Comprehensive			Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Receivable	Income	Shares	Amount	Equity

	(In thousands, except share amounts)
Balance at December 31, 2000	67,266,986	$68	$1,037,964	$(329,148)	$(6,788)	$(3)	$661	34,722	$(73)	$702,681
Exercise of options for cash to purchase common stock	2,507,582	4	12,494							12,498
Repurchase of common stock	(93,117)							93,117	(695)	(695)
Issuance of options			719		(719)					—
Amortization of deferred compensation					5,815					5,815
Adjustments to deferred compensation due to employee terminations			(1,234)		1,234					—
Issuance of restricted common stock for services provided	275,250		1,237							1,237
Issuance of common stock for Employee Stock Purchase Plan	381,428		1,966							1,966
Issuance of warrants to purchase common stock			1,187							1,187
Issuance of common stock for tender offer	141,442		2,001							2,001
Issuance of common stock for retirement of debt	1,464,359	1	17,869							17,870
Cash proceeds from payment on stockholders notes receivable						3				3
Comprehensive income:
Increase to unrealized gain on short-term investments							208			208
Cumulative translation adjustment							(621)			(621)
Net loss				(563,846)						(563,846)

Comprehensive loss										(564,259)

Balance at December 31, 2001	71,943,930	73	1,074,203	(892,994)	(458)	—	248	127,839	(768)	180,304

Balance at December 31, 2001(brought forward)	71,943,930	73	1,074,203	(892,994)	(458)	—	248	127,839	(768)	180,304
Exercise of options for cash to purchase common stock	422,073		1,721							1,721
Repurchase or return of common stock	(1,068)							28,170	(5)	(5)
Return of escrow shares from Telegate acquisition	(25,077)
Issuance of options to non-employees			38		(38)					—
Amortization of deferred compensation			1		471					472
Issuance of restricted common stock from stock option plan for services provided	205,001		290							290
Acceleration of vesting of employee stock options and stock protection payment			1							1
Issuance of common stock for Employee Stock Purchase Plan	539,186		1,864							1,864
Issuance of warrant to purchase common stock			26							26
Comprehensive income:
Increase to unrealized gain on short-term investments							(519)			(519)
Cumulative translation adjustment							(2,799)			(2,799)
Net loss				(44,213)						(44,213)

Comprehensive loss										(47,531)

Balance at December 31, 2002	73,084,045	73	1,078,144	(937,207)	(25)	—	(3,070)	156,009	(773)	137,142

Balance at December 31, 2002 (brought forward)	73,084,045	73	1,078,144	(937,207)	(25)	—	(3,070)	156,009	(773)	137,142
Exercise of options for cash to purchase common stock	579,233	1	2,533							2,534
Re-valuation of options to non-employees			50		(50)
Amortization of deferred compensation					53					53
Issuance of restricted common stock from stock option plan for services provided	9,600		70							70
Issuance of common stock for Employee Stock Purchase Plan	1,202,210	1	1,194							1,195
Issuance of warrant to purchase common stock			45							45
Comprehensive income:
Increase to unrealized gain on short-term investments							(470)			(470)
Cumulative translation adjustment							1,172			1,172
Net loss				(50,353)						(50,353)

Comprehensive loss										(49,651)

Balance at December 31, 2003	74,875,088	$75	$1,082,036	$(987,560)	$(22)	$—	$(2,368)	156,009	$(773)	$91,388

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Operating activities:
Net loss	$(50,353)	$(44,213)	$(563,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Settlement of Net Services account receivable	—	1,118	—
Depreciation	9,369	11,572	15,728
Write-off and amortization of intangible assets	—	3,972	619,157
Amortization related to stock options	53	476	5,815
Gain on early retirement of debt	—	(49,089)	(185,327)
Lower of cost or market inventory provision	4,086	6,109	—
Impairment of investment	—	4,500	—
Write-off of fixed assets	497	2,987	1,600
Compensation expense for issuance of common stock	70	—	3,238
Value of common and preferred stock warrants issued	45	26	505
Changes in operating assets and liabilities:
Accounts receivable	(12,844)	26,211	(5,614)
Accounts receivable from related parties	242	3,164	13,448
Inventory	(12,193)	4,065	71,109
Other assets	7,281	443	16,606
Accounts payable	2,129	(18,901)	(81,173)
Accrued payroll and related expenses	310	(3,214)	(3,664)
Deferred revenues	2,926	(3,672)	(829)
Warranty reserves	(3,098)	239	2,443
Accrued restructuring charges	(2,254)	(1,443)	8,197
Accrued vendor cancellation charges	(12,335)	(3,426)	(1,709)
Other accrued liabilities	(2,331)	(6,725)	8,000
Deferred taxes	—	—	(18,565)
Interest payable	3	(1,918)	(7,580)

Net cash used in operating activities	(68,397)	(67,719)	(102,461)

Investing activities:
Purchases of short-term investments	(243,652)	(288,186)	(402,653)
Proceeds from sales and maturities of short-term investments	224,154	434,346	384,689
Purchases of property and equipment	(3,831)	(7,186)	(9,074)

Net cash (used in) provided by investing activities	(23,329)	138,974	(27,038)

Financing activities:
Principal payments on capital leases	(66)	(127)	(130)
Principal payments on debt	—	—	(16,835)
Payments on repurchase of common stock	—	(5)	(695)
Principal payments on stockholder notes receivable	—	—	3
Repurchase of convertible subordinated notes	—	(57,627)	(113,428)
Proceeds from issuance of common stock	3,729	3,872	14,464

Net cash provided by (used in) financing activities	3,663	(53,887)	(116,621)
Effect of exchange rate changes	1,172	(563)	(620)

Net (decrease) increase in cash and cash equivalents	(86,891)	16,805	(246,741)
Cash and cash equivalents at beginning of year	117,079	100,274	347,015
Cash and cash equivalents at end of year	$30,188	$117,079	$100,274

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$194	$714	$31
Cash paid for interest	$3,262	$8,387	$20,810
Supplemental noncash investing and financing activities:
Common shares issued for settlement of convertible debt	$—	$—	$17,900
Deferred compensation relating to common stock issued to non-employees	$53	$38	$684
Reduction in deferred compensation due to termination of employees	$—	$—	$1,234
Issuance of warrants in connection with purchase of TrueChat	$—	$—	$682

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Description of Business

      Terayon Communication Systems, Inc. (Company) was incorporated under the laws of the State of California on January 20, 1993. In June 1998, the Company reincorporated in the State of Delaware.

      The Company develops, markets and sells equipment to broadband service providers who use the Company’s products to deliver broadband voice, video and data services to residential and business subscribers.

Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

      In April 2002, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 allows only those gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the consolidated financial statements. Accordingly, the Company is now reporting the gain from retirement of Convertible Notes in operating results. As a result of adopting SFAS No. 145, the Company reclassified the $185.3 million previously recorded in 2001 as extraordinary gain as a component of operating results.

Foreign Currency Translation

      The Company records the effect of foreign currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive loss in stockholders’ equity. For the three years ended December 31, 2003, translation gains and losses were not significant. Realized foreign currency transaction gains and losses are included in results of operations as incurred, and have not been significant to the Company’s operating results in any year presented.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk, Customers, Suppliers, and Products

      The Company performs ongoing credit evaluations of its customers and generally requires no collateral. Credit losses have historically been within management’s expectations. The Company maintains a reserve for potentially uncollectible accounts receivable based on an assessment of collectibility. The Company assesses collectibility based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), changes in credit ratings of customers, current events and circumstances regarding the business of the Company’s client’s customers and other factors that the Company believes are relevant. Charges for uncollectible accounts are included as a component of net revenue in the consolidated statement of operations. At December 31, 2003 and 2002, the reserve for potentially uncollectible accounts was $3.6 million and $3.5 million, respectively. A relatively small number of customers account for a significant percentage of the Company’s revenues and accounts receivable. The Company expects the sale of its products to a limited number of customers and resellers to continue to account for a high percentage of revenues.

      The Company relies on single source suppliers of materials and labor for the significant majority of its product inventory. Should the Company’s current suppliers not produce and deliver inventory for the Company to sell on a timely basis, operating results may be adversely impacted.

      The Company places its cash and cash equivalents in several financial institutions and limits the amount of credit exposure through diversification and by investing in only high-grade government and commercial issuers.

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

Revenue Recognition

      The Company sells its products directly to broadband service providers, and to a lesser extent resellers. Revenues related to product sales are recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), as amended, when: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. A provision is made for estimated product returns as product shipments are made. The Company’s existing agreements typically do not grant return rights beyond those provided by the warranty.

      Determination of criteria (4) is based on management’s judgments regarding the collectibility of the selling price. Should there be changes to management’s judgments, revenue recognized for any reporting period could be adversely affected.

      Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

      Revenue arrangements with resellers are generally recognized when product is shipped to the resellers as the Company generally does not grant return rights beyond those provided by the warranty.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expenses

      Research and development expenses are charged to expense as incurred.

Shipping and Handling Costs

      Costs related to shipping and handling are included in cost of goods sold for all periods presented.

Advertising Expenses

      The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 were $0.1 million, $0.4 million, and $2.3 million, respectively.

      In December 2001, the Company entered into co-marketing arrangements with Shaw Communications, Inc. (Shaw) and Rogers Communications, Inc. (Rogers). The Company paid $7.5 million to Shaw and $0.9 million to Rogers, and recorded these amounts as other current assets. In July 2002, the Company began amortizing these prepaid assets and charging them against revenues in accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” Amounts charged against revenues in 2003 and 2002 totaled approximately $5.6 million and $2.8 million, respectively. The Company charged the amortization of these assets against revenues through the six quarters ended in December 31, 2003, the term of the related arrangement, at the rate of $1.4 million per quarter. See Note 13.

Net Loss Per Share

      Historical basic and diluted net loss per share was computed using the weighted average number of common stock outstanding. Options, warrants, restricted stock, preferred stock, and convertible debt were not included in the computation of historical diluted net loss per share because the effect would be antidilutive.

      Shares used in the calculation of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Years Ended December 31,

	2003	2002	2001

Net loss	$(50,353)	$(44,213)	$(563,846)

Shares used in computing basic and diluted net loss per share	74,212	72,803	68,331

Basic and diluted net loss per share	$(0.68)	$(0.61)	$(8.25)

      Options to purchase 17,463,959, 14,635,025, and 20,007,686 shares of common stock were outstanding at December 31, 2003, 2002 and 2001, respectively, and warrants to purchase 200,000, 2,325,593, and 2,408,300 shares of common stock were outstanding at December 31, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per share, since the effect is antidilutive.

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

      The Company had no derivative financial instruments outstanding as of December 31, 2003 or 2002.

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

      The Company determines impairment related to its equity investments in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, “Accounting for Noncurrent Marketable Equity Securities”, which provide guidance on determining when an investment is other-than-temporarily impaired. Applying this guidance requires judgment. In making this judgment, the Company evaluates, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financing cash flow, available financial information, and the Company’s intent and ability to hold the investment.

      The Company’s short-term investments, which consist primarily of commercial paper, U.S. government and U.S. government agency obligations and fixed income corporate securities, are classified as available-for-sale and are carried at fair market value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company had no material investments in short-term equity securities at December 31, 2003 or 2002.

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

      The Company liquidated 32.9 million of these shares valued at $2.3 million in the fourth quarter of 2002. The Company liquidated 1.2 million of these shares valued at $0.1 million in the first quarter of 2003. The Company recorded revenue and the related cost of goods sold as the shares were sold and cash was received. Additionally, in the first quarter of 2003, 1.8 million shares of Net Servicos were paid to a consultant in Brazil who provided marketing and sales services to the Company. As of December 31, 2003, the Company no longer owns any shares of Net Servicos.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

      Restricted cash at December 31, 2003 and 2002 primarily related to approximately $7.5 million and $9.0 million, respectively to secure an aircraft lease, as well as $0.7 million at December 31, 2003 to secure a real estate lease.

Inventory

      Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	December 31,

	2003	2002

Finished goods	$14,264	$5,915
Work-in process	660	769
Raw materials	1,440	1,573

	$16,364	$8,257

      The Company records losses on commitments to purchase inventory in accordance with Statement 10 of Chapter 4 of Accounting Release Bulletin No. 43. The Company’s policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires it to perform a detailed assessment of inventory at each balance sheet date which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, generally six months or less as well as product lifecycle and product development plans. Given the rapid change in the technology and communications equipment industries as well as significant, unpredictable changes in capital spending by the Company’s customers, the Company believes that assessing the value of inventory using generally a six month time horizon is appropriate.

      The estimates of future demand that the Company uses in the valuation of inventory are the basis for the revenue forecast. Based on this analysis, the Company reduces the cost of inventory that it specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines excess inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using the Company’s best estimate of future demand at the time, based upon information then available. See Note 3.

      Cost of goods sold for the years ended December 31, 2003 and 2002 included reversals of $10.0 million and $15.3 million, respectively, of special charges originally recorded in 2001 and 2000 for vendor cancellation charges and inventory considered to be excess and obsolete. The Company was able to reverse the provisions in 2003 and 2002, as it was able to sell inventory originally considered to be excess and obsolete. In addition, the Company was able to negotiate downward certain vendor cancellation claims to terms more favorable to the Company. Cost of goods sold for the year ended December 31, 2001 included $33.5 million of special charges for vendor cancellation and inventory considered to be excess and obsolete.

      Additionally, during 2003 and 2002, the Company recorded inventory charges of $4.1 million and $6.1 million, respectively, to reduce some of its inventory due to excess and obsolescence and to reduce the inventory to the lower of cost or market value in 2002 as ASPs fell below the cost of these products and to record charges for excess and obsolete inventory. No changes to reduce inventories to the lower of cost or market were recorded in 2003.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Receivables

      As of December 31, 2003 and 2002, other current receivables are primarily composed of interest, taxes, and non-trade receivables, and included approximately $1.8 million and $1.4 million, respectively, due from contract manufacturers for raw materials purchased from the Company.

Property and Equipment

      Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives, generally three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases. The recoverability of the carrying amount of property and equipment is assessed based on estimated future undiscounted cash flows, and if an impairment exists, the charge to operations is measured as the excess of the carrying amount over the fair value of the assets. Based upon this method of assessing recoverability, for the years ended December 31, 2003 and 2002, the Company recorded $0.5 million and $1.3 million, respectively in asset impairments primarily related to restructuring activities.

      Property and equipment are as follows (In thousands):

	December 31,

	2003	2002

Software and computers	$23,273	$25,531
Furniture and equipment	23,816	31,092
Leasehold improvements	4,935	5,018
Automobiles	16	16

Property and equipment	52,040	61,657
Accumulated depreciation and amortization	(40,169)	(43,751)

Property and equipment, net	$11,871	$17,906

Goodwill and Other Intangible Assets

      Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. During 2002 and 2001, the Company recorded impairment charges for goodwill, assembled workforce, and other intangible assets (see Note 5). At December 31, 2003, all goodwill had either been amortized or written-off the Company’s books. Consequently, no goodwill was included in the Company’s condensed consolidated Balance Sheets at December 31, 2003.

      Goodwill and other long-lived assets were reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicated that the carrying amount may not have be recoverable. When such events occurred, the Company compared the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicated that there was an impairment, the amount of the impairment was typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows was based on the Company’s weighted average cost of capital, which represented the blended costs of debt and equity.

Warranty Reserves

      The Company provides a standard warranty for most of its products, generally lasting one to five years from the date of purchase. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and service delivery costs incurred in correcting a product failure. Reserve estimates are based on historical experience and expectation of future conditions. See Note 14.

Stock-Based Compensation

      The Company accounts for its employee stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and includes the disclosure-only provisions as required under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). The Company provides additional pro forma disclosures as required under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” in Note 9.

      For purposes of pro forma disclosures, the estimated fair value of the options granted and ESPP shares to be issued is amortized to expense over their respective vesting periods. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss applicable to common stockholders and net loss per share applicable to common stockholders would have been increased to the pro forma amounts indicated below (see Note 9)(in thousands, except per share data):

	Years Ended December 31,

	2003	2002	2001

Net loss	$(50,353)	$(44,213)	$(563,846)
Stock option plans	(22,210)	(33,718)	(126,721)
Employee stock purchase plan	(1,712)	(1,990)	(2,212)

Pro forma net loss	$(74,275)	$(79,921)	$(692,779)

Pro forma basic and diluted net loss per share	$(1.00)	$(1.10)	$(10.14)

      The pro forma impact of options granted and shares from the employee stock purchase plan to be issued for the years ended December 31, 2003, 2002 and 2001 is not representative of the effects on net income (loss) for future years, as future years will include the continued effects of options vesting as well as the impact of multiple years of stock option grants.

      Equity instruments granted to non-employees are accounted for under the fair value method, in accordance with SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using the Black-Scholes option pricing model and are recorded in the equity section of the Company’s consolidated balance sheet as deferred compensation. These instruments are subject to periodic revaluations over their vesting terms. The expense is recognized as the instruments vest.

Accumulated Other Comprehensive Loss

      Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets and consolidated statements of stockholder’s equity consists of net unrealized gain on short-term investments and accumulated net foreign currency translation losses.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following are the components of accumulated other comprehensive loss (in thousands):

	Years Ended
	December 31,

	2003	2002

Cumulative translation adjustments	$(2,400)	$(3,572)
Unrealized gain/(loss) on available-for-sale investments	32	502

Total accumulated other comprehensive loss	$(2,368)	$(3,070)

Reclassification

      Certain amounts reported in previous years have been reclassified to conform to 2003 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003. Interpretation No. 46, as revised, clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This Interpretation is applicable in the quarter ending March 31, 2004, for interests acquired in variable interest entities prior to February 1, 2003. This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. The adoption of Interpretation No. 46, as revised, is not expected to have a material impact on the Company’s financial position or results of operations.

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146). FAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, and supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring (EITF 94-3). FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, FAS No. 146 establishes that fair value is the objective for initial measurement of the liability. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not have any significant impact on the Company’s financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

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

      The following pro forma information reflects the impact on net loss and basic and diluted net loss per share assuming the adoption of SFAS No. 142 had occurred on January 1, 2001 (in thousands):

	Years ended December 31,

	2003	2002	2001

			(Pro forma)
Reported net loss	$(50,353)	$(44,213)	$(563,846)
Amortization of goodwill and intangible assets with indefinite lives	—	—	53,846
Pro forma net loss	$(50,353)	$(44,213)	$(510,000)
Basic and diluted net loss per share:
Reported net loss	$(0.68)	$(0.61)	$(8.25)
Adjustment related to amortization of goodwill and intangible assets with indefinite lives	—	—	0.79
Pro forma basic and diluted net loss per share	$(0.68)	$(0.61)	$(7.46)

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146). FAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities, and supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring (EITF 94-3). FAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, FAS No. 146 establishes that fair value is the objective for initial measurement of the liability. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not have any significant impact on the Company’s financial position or results of operations.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Short-term investments	Cost	Gains	Losses	Fair Value

	(In thousands)
Investments maturing in less than 1 year:
Commercial paper	$38,939	$—	$(11)	$38,928
Fixed income corporate securities	2,223	1	—	2,224
Government agency obligations	7,918	1	—	7,919

Total	49,080	2	(11)	49,071
Investments maturing in 1-2 years:
Fixed income corporate securities	1,333	—	—	1,333
Government agency obligations	58,006	68	(26)	58,048

Total	59,339	68	(26)	59,381

Total	$108,419	$70	$(37)	$108,452

	December 31, 2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Short-term investments	Cost	Gains	Losses	Value

	(In thousands)
Investments maturing in less than 1 year:
Commercial paper	$16,000	$—	$(26)	$15,974
Fixed income corporate securities	12,920	196	—	13,116
Government agency obligations	18,300	260	—	18,560
Corporate equity securities	202	151	—	353

Total	47,422	607	(26)	48,003
Investments maturing in 1-2 years:
Fixed income corporate securities	2,000	145	—	2,145
Government agency obligations	39,000	276	—	39,276

Total	41,000	421	—	41,421

Total	$88,422	$1,028	$(26)	$89,424

      Realized gains and losses were insignificant for each of the years in the period ended December 31, 2003.

3.	Commitments

Leases

      The Company leases its facilities and certain equipment under operating leases. The operating lease for the Company’s corporate headquarters expires in 2009. The operating lease for the Company’s Israel headquarters expires in 2005. The Company’s other operating leases expire at various times through 2006. Rent expense was approximately $7.1 million, $7.9 million, and $7.2 million, for the years ended December 31, 2003, 2002, and 2001, respectively. The Company subleases a portion of its facilities to third parties. In

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the restructuring plans announced January 27, 2004, the Company is seeking to sublease approximately 56,400 square feet of its Santa Clara, California facility. See Note 16. The Company’s sublease rental income was approximately $1.1 million, $0.4 million, and $0.1 million for the years ended December 31, 2003, 2002, and 2001, respectively.

      The Company leases certain equipment under noncancellable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements included in property and equipment aggregated $0.3 million and $0.7 million at December 31, 2003 and 2002, respectively. Related accumulated amortization was $0.3 million and $0.6 million at December 31, 2003 and 2002, respectively. Amortization expense related to assets under capital leases is included in depreciation expense. The capital leases are secured by the related equipment and the Company is required to maintain liability and property damage insurance.

      In 2002, the Company entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was secured by a $9.0 million letter of credit at December 31, 2002. The letter of credit was reduced to $7.5 million in February 2003. The lease commitment for the aircraft is included in the table below.

      Future minimum lease payments under noncancelable operating leases and capital leases as of December 31, 2003 are as follows (in thousands):

	Operating	Capital
	Leases	Leases

2004	$8,258	$126
2005	7,188	—
2006	4,660	—
2007	3,165	—
2008	3,045	—
Thereafter	2,537	—

Total minimum payments	$28,853	126

Less amount representing interest		2

Total current portion		$124

      There are no future minimum sublease payments to be received under noncancelable subleases.

Purchase Obligations and Special Charges

      The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations consist of purchase orders placed with vendors for goods and services and require the Company to purchase minimum quantities of the suppliers’ products at a specified price. As of December 31, 2003, $54.4 million of purchase obligations were outstanding. As a result of declines in forecast, the Company has canceled certain purchase orders with its contract manufacturers that had existing inventory on hand or on order in anticipation of the Company’s earlier forecasts. Consequently, the Company accrued for vendor cancellation charges in amounts, which represented management’s estimate of the Company’s exposure to vendors for its inventory commitments. At December 31, 2003, accrued vendor cancellation charges were $2.9 million and the remaining $51.5 million attributable to open purchase orders. The remaining obligations are expected to become payable at various times throughout 2004.

      On February 26, 2003, the Company entered into an agreement with Solectron Corporation (Solectron) to settle all outstanding obligations under three manufacturing agreements between the Company and Solectron. Under the terms of the settlement agreement, the Company paid Solectron approximately

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.9 million, and each party released any and all claims that it may have had against the other party. Additionally, the Company received selected inventory from Solectron. The Company previously accrued $6.0 million toward the settlement of the Solectron matter as a vendor cancellation charge in the fourth quarter of 2000 and the second quarter of 2001. In 2003, in connection with the Solectron settlement, the Company reversed $2.1 million of the accrued vendor cancellation charges included in cost of goods sold.

      On September 29, 2003, the Company entered into an agreement with Flextronics (Israel) Ltd., an Israeli company (Flextronics), to purchase inventory from Flextronics and settle all outstanding claims between the Company and Flextronics. Under the terms of the settlement agreement, the Company paid Flextronics approximately $1.5 million to be applied toward the purchase of future inventory from Flextronics, if any. Additionally, each party released any and all claims that it may have had against the other party. The Company previously accrued $2.0 million toward the settlement of the Flextronics matter as a vendor cancellation charge in the second quarter of 2001. In 2003, in connection with the Flextronics settlement, the Company reversed $0.5 million of the accrued vendor cancellation charges included in cost of goods sold.

Letters of Credit

      As of December 31, 2003, the Company had $9.2 million in unused outstanding letters of credit primarily required to support operating leases, which expire at various dates through 2009.

Royalties

      The Company’s total accrued obligation for royalties, at December 31, 2003 and 2002, was $1.3 million and $0.9 million, respectively.

      The Company has purchased, through its acquisition of Radwiz Ltd. (Radwiz), certain technology that utilized funding provided by the Israeli Chief Scientist of the Ministry of Industry and Trade. The Company has committed to pay royalties to the Government of Israel on proceeds from sales of products based on this technology at rates of 3%—5% per sale. Sales of products using this technology are immaterial.

      Additionally, the Company has various royalty arrangements, which require it to pay nominal amounts to various suppliers for usage of licensed property.

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

      The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on its consolidated balance sheets as of December 31, 2003.

4.	Accrued Severance Pay

      Several of the Company’s subsidiaries are subject to Israeli law and labor agreements, under which they are required to make severance payments to dismissed employees and employees leaving its employment in certain other circumstances. The subsidiaries’ severance pay liability to its employees, which is calculated on the basis of the salary of each employee for the last month of the reported year multiplied by the years of such employee’s employment is included in the Company’s consolidated balance sheets on the accrual basis, and is

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partially funded by a purchase of insurance policies in the subsidiaries’ name. At December 31, 2003, $1.9 million for accrued severance pay was included in long-term obligations. In accordance with EITF No. 88-1, “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan,” the Company included $1.3 million relating to the amounts funded by the purchase of insurance policies for the Israeli severance liability in its consolidated balance sheets as other assets at December 31, 2003.

5.	Restructuring Charges and Asset Write-offs

Restructuring

2003 Restructuring

      During the first quarter of 2003, the Company’s Board of Directors approved a restructuring plan to conform the Company’s expenses to its revenue levels and to better position the Company for future growth and eventual profitability. The Company incurred restructuring charges in the amount of $2.7 million related to employee termination costs as part of the 2003 restructuring. As of December 31, 2003, 81 employees were terminated throughout the Company, and the Company paid $2.7 million in termination costs. In the second quarter of 2003, the Company reversed $86,000 of previously accrued termination costs due to a change in estimate. At December 31, 2003, no restructuring charges remained accrued.

      A summary of the 2003 accrued restructuring charges is as follows (in thousands):

Involuntary
Terminations

Total charge	$2,745
Recovery of charge	(86)
Cash payments	(2,659)

Balance at December 31, 2003	$—

2002 Restructuring

      During the third quarter of 2002, the Company’s Board of Directors approved a restructuring plan to conform the Company’s expenses to its revenue levels and to better position the Company for future growth and eventual profitability. The Company incurred restructuring charges in the amount of $3.6 million of which $2.3 million related to employee termination costs and the remaining $1.3 million related to costs for excess leased facilities. At December 31, 2003, restructuring charges of $1.2 million remained accrued. As of December 31, 2003, 153 employees were terminated throughout the Company as part of the 2002 restructuring, and the Company paid $2.2 million in termination costs and $0.2 million in excess facility costs. During 2002, the Company reclassified $0.1 million of excess termination costs to leased facilities due to a change in estimate. The Company anticipates the remaining restructuring accrual, primarily relating to excess leased facilities, will be utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the costs and activities related to the 2002 restructuring (in thousands):

		Excess Leased
		Facilities and
	Involuntary	Cancelled
	Terminations	Contracts	Total

Total charge in 2002	$2,319	$1,322	$3,641
Cash Payments	(2,131)	—	(2,131)
Reclassification	(100)	100	—
Balance at December 31, 2002	88	1,422	1,510
Cash Payments	(88)	(219)	(307)

Balance at December 31, 2003	$—	$1,203	$1,203

2001 Restructuring

      During 2001, the Company’s Board of Directors approved a restructuring plan to streamline the Company’s organizational structure worldwide. The Company incurred restructuring charges in the amount of $12.7 million in fiscal year 2001 of which $3.3 million remained accrued at December 31, 2003. Of the total restructuring charges recorded during fiscal year 2001, $3.2 million related to employee termination costs throughout the Company, and the remaining $9.5 million related primarily to costs for excess leased facilities. During 2003, the Company reversed $0.3 million of previously accrued termination costs due to a change in estimate. The Company anticipates utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiated buyout of operating lease commitments, through 2005.

      The following table summarizes the costs and activities related to the 2001 restructuring (in thousands):

		Excess Leased
		Facilities and
	Involuntary	Cancelled
	Terminations	Contracts	Total

Total charges in 2001	$3,168	$9,501	$12,669
Cash payments	(1,891)	(2,580)	(4,471)
Balance at December 31, 2001	1,277	6,921	8,198
Cash payments	(100)	(2,855)	(2,955)
Reclassification	(1,177)	1,177	—

Balance at December 31, 2002	—	5,243	5,243
Recovery of charge	—	(261)	(261)
Cash payments	—	(1,685)	(1,685)

Balance at December 31, 2003	$—	$3,297	$3,297

Asset Write-offs

      Primarily as a result of restructuring activities in 2003, the Company wrote off $0.4 million of fixed assets in 2003, which were determined to have no remaining useful life. As a result of restructuring activities in 2002 and 2001, and a rapid decline in demand for Access Network Electronics (ANE) products, certain property and equipment were determined to have no remaining useful life. During 2002, $1.3 million of fixed assets were written-off. During 2001, $1.6 million related to fixed assets acquired from ANE were determined to have no remaining useful life and were written-off. The impaired fixed assets in each period represent the net book value of idle manufacturing equipment, leasehold, and office equipment.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      From September 1999 through December 2000, the Company acquired ten companies. In March 2001, the Company evaluated the carrying value of certain long-lived assets and acquired intangibles, consisting primarily of goodwill recorded on its consolidated balance sheet. Pursuant to accounting rules applicable at that time, during the first quarter of 2001, intangible assets totaling $163.1 million, related to certain acquisitions were deemed to be impaired with no future value and were written-off. Further, the aforementioned downturns in the principal markets in which the Company continues to operate, resulted in a write-down of these intangible assets related to both the Cable and Telecom segments of $409.7 million in the first nine months of 2001. These amounts were included in asset write-offs in the Company’s consolidated statements of operations in 2001.

      The Company adopted SFAS No. 142 on January 1, 2002. The Company reclassified $1.3 million of assembled workforce, net of accumulated amortization, with an indefinite life, to goodwill at the date of adoption. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The impairment tests were completed during the second quarter of 2002 and indicated no impairment. Due to a difficult economic environment and heightened price competition in the modem and telecom businesses during the three months ended June 30, 2002, the Company experienced a significant drop in its market capitalization, and therefore proceeded to perform an interim test to measure goodwill and intangible assets for impairment at June 30, 2002. Based on the forecast, the estimated undiscounted future cash flows from the use of the goodwill would have been less than its carrying amount. The Company determined that the outcome of this test reflected that the fair value of the goodwill was zero. This resulted in a non-cash charge of $4.0 million to write off the remaining goodwill of which $3.0 million in 2002 was related to the Cable segment and $1.0 million was related to the Telecom segment. Subsequent to this write-off, the Company had no intangible assets, which were deemed to have indefinite useful lives.

      During 2001, the Company recorded a deferred tax asset of approximately $4.0 million and corresponding reduction of goodwill, for the tax benefit of foreign net operating loss carryforwards related to a previous acquisition. Due to the impairment write-off, the deferred tax asset, and remaining net deferred tax liability were also written-off.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table describes the intangible assets written off during 2001:

		Developed		Customer	Customer	Assembled
	Goodwill	Technology	Trademark	Relations	Base	Workforce	Total

	(In thousands)
Cable Segment:
Ultracom	$46.2	$0.9	$—	$—	$—	$0.3	$47.4
ComBox	65.3	10.0	—	—	—	0.2	75.5
Imedia	47.2	20.0	2.9	—	—	0.3	70.4
Digitrans	8.2	0.5	—	—	—	0.3	9.0
Telegate	52.8	17.0	—	20.2	—	0.8	90.8
Internet Telecom	39.1	5.0	—	—	—	0.1	44.2
TrueChat	—	—	—	—	—	—	—

Total Cable Segment	$258.8	$53.4	$2.9	$20.2	$0.0	$2.0	$337.3

Telecom Segment:
MainSail	97.0	44.1	—	—	—	0.6	141.7
ANE	33.5	10.3	0.5	—	2.0	4.5	50.8
Radwiz	18.7	23.1	0.9	—	—	0.3	43.0

Total Telecom Segment	$149.2	$77.5	$1.4	$0.0	$2.0	$5.4	$235.5

Total Cable and Telecom	$408.0	$130.9	$4.3	$20.2	$2.0	$7.4	$572.8

      The following table describes the intangible assets written off during 2002:

		Assembled
	Goodwill	Workforce	Total

	(In thousands)
Cable Segment:
Ultracom	$—	$0.1	$0.1
ComBox	—	0.1	0.1
Digitrans	0.2	—	0.2
Internet Telecom	—	0.1	0.1
TrueChat	2.5	—	2.5

Total Cable Segment	$2.7	$0.3	$3.0
Telecom Segment:
MainSail	—	0.5	0.5
ANE	—	0.5	0.5

Total Telecom Segment	$—	$1.0	$1.0

Total Cable and Telecom	$2.7	$1.3	$4.0

6.	Impairment of Long-Term Investment

      The Company’s long-lived assets include long-term equity investments. During 2002, the Company determined that one such equity investment in a privately-held company was impaired. The investee’s forecasts were not met and market conditions significantly deteriorated and accordingly, the Company recorded an impairment charge of $4.5 million.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Convertible Subordinated Notes

      In July 2000, the Company issued $500 million of 5% Convertible Subordinated Notes (Notes) due in August 2007 resulting in net proceeds to the Company of approximately $484.4 million. The Notes are the Company’s general unsecured obligation and are subordinated in right of payment to all existing and future senior indebtedness and to all of the liabilities of the Company’s subsidiaries. The Notes are convertible into shares of the Company’s common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. The Company could have redeemed some or all of the Notes at any time on or after October 24, 2000 and before August 7, 2003 at a redemption price of $1,000 per $1,000 principal amount of the Notes, plus accrued and unpaid interest, if any, if the closing price of the Company’s stock exceeded 150% of the conversion price, or $126.01 for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice. The Company would also make an additional payment of $193.55 per $1,000 principal amount of the Notes, less the amount of any interest actually paid on the Notes before the date of redemption. The Company may redeem the Notes at any time on or after August 7, 2003 at specified prices plus accrued and unpaid interest. Interest is payable semi-annually. Debt issuance costs related to the Notes were approximately $15.6 million and are amortized over seven years. At December 31, 2003, amortization of debt issuance costs totaled $14.5 million.

      In 2002, the Company repurchased approximately $109.1 million of the Notes for $57.6 million in cash, resulting in a gain of approximately $49.1 million, net of related unamortized issuance costs of $2.4 million. In 2001, the Company repurchased approximately $325.9 million of the Notes for $113.4 million in cash and $17.9 million in stock, resulting in a gain of approximately $185.3 million, net of related unamortized issuance costs of $9.3 million. The Company did not repurchase any Notes during 2003.

      In April 2002, the Company adopted SFAS No. 145 and determined that the extinguishment of its debt did not meet the criteria of an extraordinary item as set forth in SFAS No. 145. Accordingly, in 2002, the Company began reporting the gain from retirement of the Notes in operating results. As a result of adopting SFAS No. 145, the Company reclassified the $185.3 million previously recorded in 2001 as extraordinary gain as a component of operating results.

      Approximately $65.1 million of the Notes were outstanding at December 31, 2003.

8.	Contingencies

Litigation

      Beginning in April 2000, several plaintiffs filed class action lawsuits in federal court against the Company and certain of its officers and directors. Later that year, the cases were consolidated in the United States District Court, Northern District of California as In re Terayon Communication Systems, Inc. Securities Litigation. The Court then appointed lead plaintiffs who filed an amended complaint. In 2001, the Court granted in part and denied in part defendants’ motion to dismiss, and plaintiffs filed a new complaint. In 2002, the Court denied defendants’ motion to dismiss that complaint, which, like the earlier complaints, alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. On February 24, 2003, the Court certified a plaintiff class consisting of those who purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000.

      On September 8, 2003, the Court heard defendants’ motion to disqualify two of the lead plaintiffs and to modify the definition of the plaintiff class. On September 10, 2003, the Court issued an order vacating the hearing date for the parties’ summary judgment motions, and, on September 22, 2003, the Court issued another order staying all discovery until further notice and vacating the trial date, which had been November 4, 2003. See Note 16 for subsequent activities related to this matter.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On October 16, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the California Superior Court, San Luis Obispo County. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc. The factual allegations in the Bertram complaint were similar to those in the federal class action, but the Bertram complaint sought remedies under state law. Defendants removed the Bertram case to the United States District Court, Central District of California, which dismissed the complaint and transferred the case to the United States District Court, Northern District of California. That Court eventually issued an order dismissing the case. Plaintiffs have appealed this order, and their appeal has been set for oral argument on April 16, 2004.

      The Company believes that the allegations in both the class action and the Bertram case are without merit, and it intends to contest these matters vigorously. These matters, however, could prove costly and time consuming to defend, and there can be no assurances about the eventual outcome.

      On January 19, 2003, Omniband Group Limited, a Russian company, or Omniband, filed a request for arbitration with the Zurich Chamber of Commerce, claiming damages in an amount of $2,094,970 allegedly caused by the Company’s breach of an agreement to sell to Omniband certain equipment pursuant to an agreement between Omniband and Radwiz, Ltd., one of the Company’s wholly-owned subsidiaries. On December 18, 2003, the panel of arbiters with the Zurich Chamber of Commerce allowed the arbitration proceeding to continue against Radwiz. The Company believes that the allegations are without merit and intends to present a vigorous defense in the arbitration proceedings.

      The Company, as well as its customers, has received letters from third parties claiming that the Company’s technology and products infringe on the third parties’ patents. The Company has consulted with its patent counsel and is in the process of reviewing the allegations made by such third parties. The Company does not know whether the third parties will pursue their claims of patent infringement in court, and if they do, whether the Company would be found to infringe the third parties’ patents. If the Company is found to have infringed such third party patents, the Company could be subject to substantial damages and/or an injunction preventing it from selling its products and conducting our business. Additionally, such third parties and additional third parties could assert infringement claims against the Company in the future. Any such claim of patent infringement, whether meritorious or not, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements may not be available on terms acceptable to the Company or at all.

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

Common Stock Warrants

      In conjunction with a 1998 preferred stock financing, the Company issued Shaw a warrant (Anti-Dilution Warrant) to purchase an indeterminate number of shares of common stock. The Anti-Dilution Warrant was exercisable at the option of Shaw during the period that Shaw owned equity in the Company and in the event the Company issued new equity securities at below the current market price defined in the Anti-Dilution Warrant. The aggregate exercise price was $0.50. The Company issued certain equity securities that, as of December 31, 2003, 2002, and 2001, required the Company to issue an additional 37,283, 17,293, and 35,982

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warrants, respectively, to purchase shares of common stock pursuant to the Anti-Dilution Warrant. The Company recorded expenses of approximately $45,000, $26,000 and $0.2 million relating to the issuance of warrants pursuant to the Anti-Dilution Warrant, in 2003, 2002 and 2001, respectively. The expense was calculated by multiplying the annualized fair market value of the Company’s stock by the share dilution attributable to the Anti-Dilution Warrant. In February 2003, Shaw transferred its ownership to a third party and the Anti-Dilution Warrant expired unexercised. As of December 31, 2003, the Anti-Dilution Warrant had expired and was not exercised.

      In October 1999, a customer of the Company entered into an agreement with Telegate Ltd., an Israeli company (Telegate), which was negotiating with the Company to be acquired by the Company, whereby the customer committed to an investment in Telegate in connection with the acquisition of all the outstanding shares of Telegate by the Company. The customer committed to provide this investment in the event that the acquisition of Telegate by the Company did not close. In January 2000, the Company issued the customer a warrant to purchase 2,000,000 shares of the Company’s common stock at a price of $30.75 per share; the closing price of the Company’s common stock on the date the warrant was issued. The warrant was fully vested, non-forfeitable, and immediately exercisable and has a term of three years. The fair value of the warrant, determined as approximately $34.6 million using the Black Scholes model, was included in the Telegate purchase price and was associated with the value of the customer relationship. The value of the warrant resulted in a non-cash charge to cost of goods sold to be amortized over the three- year term of the warrant. In the first quarter of 2001, the Company wrote-off the intangible assets relating to the purchase of Telegate (see Note 5). For the year ended December 2003 and 2002, the Company incurred no amortization expense related to the warrant. For the year ended December 31, 2001, the Company incurred approximately $2.9 million in amortization expense related to the warrant. The Telegate warrant expired in January 2003 unexercised.

      In February 2001, the Company issued a warrant to purchase 200,000 shares of the Company’s common stock at a price of $5.4375 per share, the closing price of the Company’s common stock on the date the warrant was issued, in connection with the December 2000 acquisition of TrueChat, Inc. (TrueChat). Under terms of the warrant 100,000 shares are vested and exercisable immediately and the remaining 100,000 shares vest and become exercisable at the rate of 1/24th per month, beginning January 31, 2001. The fair value of the warrant of approximately $0.7 million was calculated using the Black-Scholes method and was recorded as additional consideration relating to the purchase of TrueChat. As of December 31, 2003, the TrueChat warrant was exercisable for an aggregate of 200,000 shares of the Company’s common stock. The TrueChat warrant expired unexercised in February 2004.

Stockholder Rights Plan

      In February 2001, the Company’s Board of Directors approved the adoption of a Stockholder Rights Plan under which all stockholders of record as of February 20, 2001 received rights to purchase shares of a new series of preferred stock. The rights were distributed as a non-taxable dividend and will expire in ten years from the record date. The rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the Company’s common stock. If a person or group acquires 15% or more of the Company’s common stock, all rights holders except the buyer will be entitled to acquire the Company’s common stock at a discount. The Board may terminate the Rights Plan at any time or redeem the rights prior to the time a person or group acquires more than 15% of the Company’s common stock.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Reserved

      Common stock reserved for issuance is as follows:

December 31,
2003

Common stock options	25,945,559
Common stock warrants	200,000
Employee stock purchase plan	2,400,152

28,545,711

Stock Option and Stock Purchase Plans

1995 Plan

      In March 1995, the Company’s Board of Directors approved a stock option plan (1995 Plan) that authorized shares for future issuance to be granted as options to purchase shares of the Company’s common stock. As of December 31, 2003 a total of 4,229,494 shares have been authorized for issuance related to the 1995 Plan.

1997 Plan

      In March 1997, the Company’s Board of Directors approved an equity incentive plan (1997 Plan) that authorized 1,600,000 shares for future issuance to be granted as options to purchase shares of the Company’s common stock. In 1998, 2000 and 2003, the Company’s Board of Directors amended the 1997 Plan, increasing the aggregate number of shares authorized for issuance under the 1997 Plan to a total of 15,516,702 shares as of December 31, 2003.

1998 Plan

      In June 1998, the Company’s Board of Directors authorized the adoption of the 1998 Non-Employee Directors’ Stock Option Plan (1998 Plan), pursuant to which 400,000 shares of the Company’s common stock have been reserved for future issuance to non-employee directors of the Company. In 2002, the Company’s Board of Directors amended the 1998 Plan to increase the shares authorized for issuance by 400,000 additional shares. As of December 31, 2003, a total of 800,000 shares have been authorized for issuance related to the 1998 Plan.

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

1999 Plan

      In September 1999, the Company’s Board of Directors authorized the adoption of the 1999 Non-Officers Equity Incentive Plan (1999 Plan), pursuant to which 6,000,000 shares of the Company’s common stock have been reserved for future issuance to non-officer employees of the Company. The plan has been amended by the Board of Directors to increase the amount of authorized shares available to a total of 14,737,826 shares as of December 31, 2003.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the years ended December 31, 2002 and 2001, the Company recorded aggregate deferred compensation of approximately $38,000 and $35,000, respectively, representing the difference between the grant price and the deemed fair value of the Company’s common stock options granted during the period. During the year ended December 31, 2003, the Company did not record any additional deferred compensation. The amortization of deferred compensation is being charged to operations and is being amortized over the vesting period of the options, which is typically five years. In each subsequent reporting period (through the vesting period) the remaining deferred compensation will be remeasured. For the years ended December 31, 2003, 2002, and 2001, the amortization expense was approximately $53,000, $0.5 million, and $0.5 million, respectively.

      During 2002, the Company issued 20,000 nonqualified stock options of common stock to a member of its Board of Advisors who is also a director and Chief Executive Officer of one of its customers, and recorded $38,000 in related compensation expense. The compensation expense was calculated using the closing price of the Company’s common stock on the date the stock was issued of $1.95 per share.

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of additional information with respect to the 1995 Plan, the 1997 Plan, the 1998 Plan, the 1999 Plan, outstanding options assumed by the Company in conjunction with its business acquisitions and option grants made outside the plans (if any):

		Options Outstanding
	Options
	Available for	Number of	Weighted-Average
	Grant	Shares	Exercise Price

Balance at December 31, 2000	8,840,090	21,489,536	$39.27
Options authorized	13,000,000	—	—
Options granted	(22,925,565)	22,925,565	$6.25
Options exercised	—	(2,924,274)	$4.59
Options canceled	21,483,141	(21,483,141)	$35.99

Balance at December 31, 2001	20,397,666	20,007,686	$9.75
Options authorized	3,400,000	—
Options granted	(1,734,400)	1,734,400	$5.40
Options exercised	—	(257,521)	$3.95
Options canceled	6,849,540	(6,849,540)	$12.66

Balance at December 31, 2002	28,912,806	14,635,025	$8.05

Options authorized	3,000,000	—
Options reduced	(20,000,000)	—
Options granted	(7,153,320)	7,153,320	$3.05
Options exercised	—	(602,272)	$4.20
Options canceled	3,722,114	(3,722,114)	$7.58

Balance at December 31, 2003	8,481,600	17,463,959	$6.20

      In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2003:

	Options Outstanding
			Options Exercisable
		Number of Average
	Weighted Number	Remaining	Weighted Average	Exercisable	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Options	Exercise Price

$0.01 - $ 2.45	5,480,406	9.23	$2.34	201,017	$1.22
$2.46 - $ 4.26	1,599,731	8.05	$3.77	532,214	$3.51
$4.38 - $ 6.50	2,819,153	7.86	$5.70	1,197,386	$5.66
$6.52 - $ 8.39	6,483,914	7.23	$6.85	5,152,720	$6.82
$8.51 - $123.50	1,080,755	6.42	$26.86	884,176	$27.56

Total	17,463,959	7.98	$6.20	7,967,513	$8.58

      At December 31, 2003, there were no shares of the Company’s common stock subject to repurchase by the Company.

Employee Stock Purchase Plan

      In June 1998, the Board of Directors approved, and the Company adopted, the 1998 Employee Stock Purchase Plan (ESPP), which is designed to allow eligible employees of the Company to purchase shares of common stock at semi-annual intervals through periodic payroll deductions. In 2002, the ESPP was amended

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to add an additional 3,000,000 shares to the ESPP. An aggregate of 4,400,000 shares of common stock are reserved for the ESPP, and 1,999,848 shares have been issued through December 31, 2003. The ESPP is implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can have up to 15% of their base salary deducted that can be used to purchase shares of the common stock on specific dates determined by the Board of Directors (up to a maximum of $25,000 per year based upon the fair market value of the shares at the beginning date of the offering). The price of common stock purchased under the ESPP will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. In November 2002 the Company’s Board of Directors suspended the ESPP after the current offering period expires (no later than July 31, 2004).

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

      Pro forma information regarding net loss is required under SFAS No. 123 and is calculated as if the Company had accounted for its employee stock options granted during the years ended December 31, 2003, 2002, and 2001 and for its ESPP shares to be issued under the fair value method of SFAS No. 123. The fair value for employee stock options granted and ESPP shares was estimated at the date of grant based on the Black-Scholes model using the following weighted average assumptions:

	Risk Free	Risk Free	Risk Free
	Interest Rate	Interest Rate	Interest Rate
	2003	2002	2001

Stock option plans	2.67%	4.22%	4.50%
Employee stock purchase plan	2.88%	4.36%	4.14%

	Dividend Yield	Volatility Factor	Volatility Factor	Volatility Factor
	All Years	2003	2002	2001

Stock option plans	0.0	0.87	1.50	1.50
Employee stock purchase plan	0.0	1.54	1.50	1.50

	Weighted Average	Weighted Average	Weighted Average
	Expected Life	Expected Life	Expected Life
	2003	2002	2001

Stock option plans	5.0	5.0	5.0
Employee stock purchase plan	0.5	0.5	0.5

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

      The options’ weighted average grant date fair value, which is the value assigned to the options under SFAS No. 123, was $2.14, $4.98, and $5.83, for options granted during 2003, 2002, and 2001,respectively. The weighted average grant date fair value of ESPP shares to be issued was $1.00, $2.25, and $3.99 for the years ended December 31, 2003, 2002 and 2001, respectively.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

      For the years ended December 31, 2003, 2002 and 2001, the Company had an income tax expense of $0.3 million, $0.2 million, and an income tax benefit of $13.9 million, respectively.

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Current:
Federal	$—	$—	$—
State	—	20	—
Foreign	316	218	831

Total current	316	238	831
Deferred:	—	—	—
Federal	—	—	—
State	—	—	—
Foreign	—	—	(14,746)

Total deferred	—	—	(14,746)

Total	$316	$238	$(13,915)

      The reconciliation of income tax benefit attributable to net loss applicable to common stockholders computed at the U.S. federal statutory rates to income tax benefit (in thousands):

	Years Ended December 31,

	2003	2002	2001

Tax benefit at U.S. statutory rate	$(17,624)	$(15,391)	$(197,346)
Goodwill amortization	—	—	2,849
Loss for which no tax benefit is currently recognizable	17,536	15,391	179,338
Other, net	404	238	1,244

	$316	$238	$(13,915)

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$149,862	$118,021
Tax credit carryforwards	19,505	14,936
Reserves and accruals	9,949	96,428
Capitalized research and development	8,761	4,372
Intangibles amortization	38,864	2,616
Other, net	12,130	8,430

Gross deferred tax assets	239,071	244,803
Valuation allowance	(239,071)	(244,803)

Total deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent on future earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance has been established to reflect these uncertainties as of December 31, 2003 and 2002. The change in the valuation allowance was a net decrease of $5.7 million and a net increase of approximately $26.4 million and $86.7 million for the years ended December 31, 2003, 2002, and 2001, respectively. Approximately $44.2 million of the valuation allowance will be credited to equity when realized.

      As of December 31, 2003, the Company had federal, California and foreign net operating loss carryforwards of approximately $340.0 million, $129.0 million and $107.0 million, respectively. The Company also had federal and California tax credit carryforwards of approximately $9.0 million and $16.0 million, respectively. The federal and California net operating loss and credit carryforwards will expire at various dates beginning in the years 2004 through 2023, if not utilized. The foreign net operating losses have an unlimited carryover period.

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

      During 1995, the Company adopted a 401(k) Profit Sharing Plan and Trust that allows eligible employees to make contributions subject to certain limitations. The Company may make discretionary contributions based on profitability as determined by the Board of Directors. No amount was contributed by the Company to the plan during the years ended December 31, 2003, 2002, and 2001.

12.	Segments of an Enterprise and Related Information

      Since late 2000, the worldwide telecom and satellite industries have experienced severe downturns that have resulted in significantly reduced purchases of new broadband equipment. Because of this overall drop in demand, the Company has refocused its efforts on the cable industry, and has significantly reduced its investment in the telecom and satellite businesses. Consequently, beginning in 2003, the Company’s previously

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported Telecom segment no longer meets the quantitative threshold for disclosure and the Company now operates as one business segment. Therefore, operating segment disclosure for the year ended December 31, 2003 is not provided.

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

      Information on reportable segments is as follows (in thousands):

	Years Ended December 31,

	2002	2001

Cable Broadband Access Segment:
Revenues:
TeraComm System	$68,753	$192,757
TJ DOCSIS cable modems	23,059	25,069
Video products	20,833	16,363
Other	6,284	11,639

Total Cable revenues	$118,929	$245,828
Depreciation expense	$10,347	$12,028
Operating loss	$(78,731)	$(465,435)
Telecom Broadband Access Segment:
Revenues:
MiniPlex DSL Systems	$8,366	$23,417
Other	2,108	10,236

Total Telecom revenues	$10,474	$33,653
Depreciation expense	$1,225	$3,700
Operating loss	$(10,852)	$(297,697)
Total revenues	$129,403	$279,481
Total depreciation expense	$11,572	$15,728
Operating loss:
Operating loss by reportable segments	$(89,583)	$(763,132)
Unallocated amounts:
Interest and other income (expense), net	(3,481)	44
Gain on early retirement of debt	49,089	185,327
Income tax (expense) benefit	(238)	13,915

Net loss	$(44,213)	$(563,846)

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2003	2002	2001

Geographic areas:
Revenues:
United States	$74,341	$41,150	$50,291
Canada	3,145	17,247	113,300
Europe	17,635	11,381	34,952
Israel	7,038	8,283	16,528
Japan	21,183	36,214	37,721
Asia, excluding Japan	9,575	11,845	24,094
South America	568	3,283	2,595

Total	$133,485	$129,403	$279,481

December 31,
2002

Assets:
Cable Broadband Access Segment	$217,531
Telecom Broadband Access Segment	58,179

Total assets	$275,710

	December 31,	December 31,
	2003	2002

Long-lived assets:
United States	$19,630	$28,169
Canada	810	787
Europe	175	170
Israel	3,104	3,442
Asia	173	207
South America	—	118

Total long-lived assets	23,892	32,893
Total current assets	191,348	242,817

Total assets	$215,240	$275,710

      Three customers, Adelphia, Cross Beam Networks, a subsidiary of Sumitomo, and Comcast accounted for more than 10% of total revenues for the year ended December 31, 2003 (22%, 16%, and 13%). One customer, related to the Cable segment, Cross Beam Networks, accounted for more than 10% of total revenues for the year ended December 31, 2002 (28%). Two customers, Shaw and Cross Beam Networks, both related to the Cable segment, accounted for 10% or more of total revenues (33% and 13%) for the year ended December 31, 2001. Two customers accounted for 10% or more of total accounts receivable for the year ended December 31, 2003 (24% and 20%). One customer, related to the Cable segment, accounted for 10% or more of total accounts receivable for the year ended December 31, 2002 (24%).

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Related Party Transactions

      During the years ended December 31, 2003, 2002 and 2001, the Company recognized revenue of $4.7 million, $9.1 million, and $52.4 million, respectively in connection with product shipments made to related parties. Prior to the third quarter of 2001, both Shaw and Rogers, each of which had one representative on the Company’s Board of Directors were significant stockholders and were related parties. Beginning in the third quarter of 2001, Shaw was no longer a significant stockholder because Shaw no longer exercised voting rights over its shares in the Company, and the board member from Shaw resigned. Accordingly, Shaw was no longer considered a related party. Revenues from Shaw have not been included as revenues from related parties after the second quarter of 2001, when Shaw ceased to be a related party. In 2001, the Company recognized $31.4 million of related party revenues in connection with product shipments to Shaw, net of amortization of co-marketing expense.

      Alek Krstajic, a member of the Company’s Board of Directors, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers until January 2003. Beginning April 1, 2003, the Company no longer recognized revenues related to Rogers as related party revenues as Rogers was no longer considered to be a related party. For the year ended 2003, 2002 and 2001, the Company recognized $1.5 million, $8.0 million, and $21.0 million, respectively of related party revenues in connection with product shipments to Rogers, net of amortization of co-marketing expense.

      Lewis Solomon, a member of the Company’s Board of Directors and Chairman of the Company’s Audit Committee is also a member of the Board of Directors of Harmonic, Inc. (Harmonic) a manufacturer and seller of broadband products. In April 2002, the Company entered into a reseller agreement with Harmonic to sell certain of the Company’s products. The agreement appoints Harmonic as an authorized, non-exclusive reseller of certain of the Company’s video products. For the years ended December 31, 2003 and 2002, revenues from Harmonic of $3.2 million and $1.1 million, respectively were included as revenues from related parties.

      Cost of related party product revenues in the Company’s consolidated statements of operations consists of direct and indirect product costs. Accounts receivable from Rogers and Harmonic totaled approximately $0.6 million and $0.8 million at December 31, 2003 and 2002, respectively. None of the related parties is a supplier to the Company.

      In December 2001, the Company entered into co-marketing arrangements with Shaw and Rogers. The Company paid $7.5 million to Shaw and $0.9 million to Rogers, and recorded these amounts as other current assets. The Company entered into these arrangements with Shaw and Rogers to promote the Company’s brand and identify its products In July 2002, the Company began amortizing these prepaid assets and charging them against Cable revenues in accordance with EITF 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” The Company charged $1.4 million of amortization of these assets against revenues in each quarter beginning in the third quarter of 2002 through the fourth quarter of 2003. Amounts charged against revenues in 2003 and 2002 totaled approximately $5.6 million and $2.8 million, respectively. Of the co-marketing amortization charged to total revenue, approximately $0.15 million and $0.3 million were charged to related party revenues in the year ended 2003 and 2002, respectively.

      In October 2002, the Company incurred a marketing expense of $150,000 for Team Honor, an organization that supports a professional sailing team. One of the Company’s Board members, Aleksander Krstajic is the founder and President of Team Honor.

14.	Product Warranties

      The Company provides for estimated product warranty expenses when it sells the related products. Because warranty estimates are forecasts that are based on the best available information — mostly historical

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims experience — claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties is as follows (in thousands):

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at End
	of Period	Expenses	Write-Offs	of Period

Year ended December 31, 2001
Warranty reserve	$5,925	7,956	(5,513)	$8,368
Year ended December 31, 2002
Warranty reserve	$8,368	2,730	(2,491)	$8,607
Year ended December 31, 2003
Warranty reserve	$8,607	2,287	(5,385)	$5,509

Guarantees, Including Indirect Guarantees of Indebtedness of Others

      In addition to product warranties, the Company, from time to time, in the normal course of business, indemnifies other parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against specified losses, such as those arising from a breach of representations or covenants, third party claims that the Terayon’s products when used for their intended purpose(s) infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made by the Company under these obligations were not material and no liabilities have been recorded for these obligations on the balance sheets as of December 31, 2003 or 2002.

15.	Sale of Certain Assets

      In July 2003, the Company entered into an agreement with Verilink Corporation (Verilink) to sell certain assets to Verilink for up to a maximum of $0.9 million. The Company received $0.45 million in July 2003 and will receive additional payments totaling up to $0.45 million through December 31, 2004. The assets were originally acquired through the Company’s acquisition of Access Network Electronics (ANE) in February 2000. Additionally, Verilink agreed to purchase at least $2.1 million of related inventory from the Company on or before December 31, 2004. As of December 31, 2003, Verilink had purchased $0.7 million of this inventory.

      As part of this agreement, Verilink agreed to assume all warranty obligations related to ANE products sold prior to, on, or after July 2003. The Company agreed to reimburse Verilink for up to $2.4 million of certain warranty obligations for ANE products sold prior to July 2003. Further, Verilink assumed the obligation for one of the Company’s operating leases, previously accrued as restructuring, resulting in a recovery of restructuring charges of $0.3 million in 2003.

16.	Subsequent Events (Unaudited)

      In the first quarter of 2004, the Company initiated a worldwide reduction in force of approximately 70 employees, or 17% of the workforce, consolidation of certain facilities, and reduction or elimination of certain discretionary costs and programs. In connection with this restructuring, the Company will seek to sublease approximately 56,400 square feet of its Santa Clara, California facility. The Company expects to record total charges in the range of approximately $5.0 million to $7.0 million associated with this realignment in the quarter ending March 31, 2004.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On February 23, 2004, the United States District Court, Northern District of California, issued an order disqualifying two of the lead plaintiffs in the class action lawsuits against the Company. The order also states that plaintiffs’ counsel must provide certain information to the Court about counsel’s relationship with the disqualified lead plaintiffs, and it provides that defendants may serve certain additional discovery.

17.	Unaudited Quarterly Financial Data

      Summarized quarterly financial data for 2003 and 2002 is as follows (in thousands, except per share data):

	Quarter

2003	First	Second	Third	Fourth

Total revenues	$22,268	$30,599	$37,628	$42,990
Gross profit (loss)	2,675	6,863	10,194	12,719
Restructuring costs (recovery) and asset write-offs(1)	(3,162)	115	244	—
Net loss	(23,989)	(13,139)	(7,210)	(6,015)
Basic and diluted net loss per share	$(0.33)	$(0.18)	$(0.10)	$(0.08)

	Quarter

2002	First	Second	Third	Fourth

Total revenues	$57,218	$22,407	$24,475	$25,303
Gross profit (loss)	25,491	(27)	296	2,694
Restructuring costs and asset write-offs(1)	—	(3,972)	(4,950)	—
Net loss(2)	(4,090)	(3,685)	(15,972)	(20,466)
Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.22)	$(0.28)

Earnings per share are computed independently for each of the quarters presented. The sum of the quarterly earnings per share in 2003 and 2002 does not necessarily equal the total computed for the year due to changes in shares outstanding and rounding.

(1)	See Note 5 for an explanation for restructuring and asset write-offs.

(2)	See Note 7 for an explanation of the gains on repurchase of subordinated Convertible Notes in the second quarter ($33,276) and third quarter ($15,813).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      Not applicable.

Item 9A.	Controls and Procedures

      As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings; and that no change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Officers of the Registrant

      Certain information regarding our executive officers as of March 15, 2004, is set forth below.

Name	Age	Position

Zaki Rakib(4)	45	Chief Executive Officer, Secretary and Director
Shlomo Rakib	47	Chairman of the Board, President, Chief Technical Officer and Director
Arthur T. Taylor	47	Chief Financial Officer
Douglas Sabella	46	Chief Operating Officer
Edward Lopez	44	Senior Vice President, General Counsel and Human Resources
Alek Krstajic(2)	40	Director
Mark Slaven(1)(2)(3)	47	Director
Lewis Solomon(1)(3)	70	Director
David Woodrow(1)(2)(3)	57	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of the Nominating Committee

(4)	Member of the Non-Officer Option Committee

      The Board of Directors (Board) is divided into three classes, each having a three-year term. Mr. Slaven and Dr. Zaki Rakib are Class III directors, whose terms expire in 2004. Mr. Krstajic and Mr. Solomon are Class I directors, whose terms expire in 2005. Mr. Woodrow and Mr. Shlomo Rakib are Class II directors, whose terms expire in 2006.

      Zaki Rakib co-founded Terayon Communication Systems, Inc. (Company) and has served as Chief Executive Officer, Secretary and as a director of the Board since January 1993. From January 1993 to July 1998, Dr. Rakib also served as our Chief Financial Officer. Prior to co-founding the Company, Dr. Rakib served as Director of Engineering for Cadence Design Systems, an electronic design automation software company, from 1990 to 1994. Prior to joining Cadence, Dr. Rakib was Vice President of Engineering at Helios

Software, which was acquired by Cadence in 1990. Dr. Rakib is a director of a privately held company. Dr. Rakib holds B.S., M.S. and Ph.D. degrees in engineering from Ben-Gurion University in Israel. Dr. Rakib is the brother of Shlomo Rakib, the Company’s Chairman of the Board, President and Chief Technical Officer and a director on the Board.

      Shlomo Rakib co-founded the Company in 1993 and has served as Chairman of the Board and President since January 1993 and as Chief Technical Officer since February 1995. Prior to co-founding the Company, Mr. Rakib served as Chief Engineer at PhaseCom, Inc. a communications products company, from 1981 to 1993, where he pioneered the development of data and telephony applications over cable. Mr. Rakib is the inventor of several patented technologies in the area of data and telephony applications over cable. Mr. Rakib is a director of a privately held company. Mr. Rakib holds a B.S.E.E. degree from Technion University in Israel. Mr. Rakib is the brother of Zaki Rakib, the Company’s Chief Executive Officer, Secretary and a director on the Board.

      Arthur T. Taylor joined the Company in February 2003 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Taylor served as Vice President, Chief Financial Officer and Secretary of Evolve Software, Inc., an enterprise software company, from July 2002 until February 2003. From March 2001 to July 2002, Mr. Taylor was Vice President and Chief Financial Officer for Docent, Inc., an eLearning enterprise software company. From August 1998 to March 2001, Mr. Taylor was Vice President and Corporate Treasurer for 3Com Corporation, a high technology networking company. From June 1997 to July 1998, Mr. Taylor was Chief Financial Officer, Treasurer, and Vice President, Finance for ReSound Corporation, a hearing health care company. Prior to that Mr. Taylor held several senior financial management positions at Allergan, Inc., an eye and skin care pharmaceutical and medical device company. Mr. Taylor received a Bachelor of Science in Business Administration from San Diego State University and an MBA from the University of Southern California. Mr. Taylor is also a Certified Management Accountant.

      Douglas Sabella, joined the Company in July 2003 as the Chief Operating Officer. Prior to joining the Company, Mr. Sabella was the President and Chief Operating Officer of Tumbleweed Communications Corporation, a provider of secure internet communications software products, from March 2001 to May 2003. From February 2000 to March 2001, Mr. Sabella was the President and Chief Executive Officer of Bidcom (now Citadon, Inc.), an application service provider for the construction industry. From 1997 to February 2000, Mr. Sabella was the President of the Communications Application group at Lucent Technologies, an equipment provider. From February 1984 to March 2000, Mr. Sabella spent more than fifteen years in executive management at Lucent Technologies, with the last position being the President of the communications application group. Mr. Sabella holds a B.A. in Accounting and Economics from Hofstra University.

      Edward Lopez, joined the Company in October 1999 as the Company’s Vice President General Counsel and Human Resources. Prior to joining the Company, Mr. Lopez was Vice President, Business Development, General Counsel and Secretary of ReSound Corporation, a technology leader in the hearing device industry. From 1993 to 1998, Mr. Lopez served as Senior Corporate Counsel and Assistant Secretary of Nellcor Puritan Bennett, a medical device company, and prior to that was associated with Morrison & Foerster, an international law firm headquartered in San Francisco, California. Mr. Lopez earned his law degree from the Harvard Law School and holds a B.A. in economics from Columbia University.

      Alek Krstajic has served as a director of the Company since July 1999. Since July 2003, Mr. Krstajic has been the Chief Marketing Officer at Bell Canada, a telecommunications company. Mr. Krstajic held a variety of senior management positions at Rogers Communications, Inc., most recently as Senior Vice President, Sales and Marketing, from 1994 through January of 2003. Mr. Krstajic is a director of Ontario Energy Savings Corporation and several privately held companies. Mr. Krstajic holds a B.A. degree in economics from the University of Toronto in Canada and attended the executive educational program at Wharton School of Business at the University of Pennsylvania.

      Mark Slaven has served as a director of the Company since July 2003. Since March 2003, Mr. Slaven has been the Executive Vice President, Finance, and Chief Financial Officer of 3Com Corporation (“3Com”), a provider of networking products, services and solutions for enterprises. Mr. Slaven was 3Com’s Senior Vice President, Finance, and Chief Financial Officer from June 2002 to March 2003 and prior to that the Vice

President of Treasury, Tax, Trade and Investor Relations and Vice President and Treasurer from August 2000 to June 2002. Prior to that, Mr. Slaven was Vice President of Finance for Supply Chain Operations since joining the company through 3Com’s acquisition of U.S. Robotics in June 1997, where he was Vice President of Finance for U.S. Robotics’ manufacturing division. Before joining U.S. Robotics, Mr. Slaven was Chief Financial Officer of the personal printer division at Lexmark International Inc. Mr. Slaven holds a B.S. degree from Tufts University and holds an M.B.A. from The University of Chicago.

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

      David Woodrow has served as a director of the Company since June 2002. From September 2000 until March 2002, Mr. Woodrow served as the Chief Executive Officer and President of Qwest Digital Media LLC, a production and digital media management company. From 1982 until his retirement in September 2000, Mr. Woodrow held a number of senior management positions, most recently the Executive Vice President, Broadband Services, with Cox Communications, Inc., a major cable operator in the United States. Mr. Woodrow is a director of several privately held companies. Mr. Woodrow holds a B.S. and M.S. degree in mechanical engineering from Purdue University and a M.B.A. from the University of Connecticut.

Audit Committee and Financial Expert

      The Audit Committee is responsible for reviewing the financial information, which will be provided to stockholders and others, the systems of internal controls, which management and the Board of Directors have established, the performance and selection of independent auditors, and the Company’s audit and financial reporting processes. The Audit Committee consists of Mark Slaven, Lewis Solomon and David Woodrow. The Board of Directors has determined that Mr. Slaven is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Mr. Slaven and each of the other members of the Audit Committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc. and section 10A of the Exchange Act and is financially literate and have the requisite financial sophistication as required by the Nasdaq rules applicable to issuers listed on the Nasdaq National Market.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, as well as persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company’s knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were complied with and filed on a timely basis.

Code of Ethics

      The Company has a Code of Business Conduct, which is applicable to all employees, including the controller, executive officers, including the chief executive officer, and the chief financial officer, and members of the Board of Directors. The Code of Business Conduct is available on the Company’s Investor Relations website (www.terayon.com/investor). The Code of Business Conduct satisfies the requirements under the Sarbanes-Oxley Act of 2002, as well as Nasdaq rules applicable to issuers listed on the Nasdaq National Market. The Code of Business Conduct, among other things, addresses issues relating to conflicts of interests, including internal reporting of violations and disclosures, and compliance with applicable laws, rules and regulations. The purpose of the code is to deter wrongdoing and to promote, among other things, honest and ethical conduct and to ensure to the greatest possible extent that our business is conducted in a legal and ethical manner. The Company intends to post amendments to or waivers from the Code of Business Conduct (to the extent applicable to the Company’s executive officers and members of the Board of Directors) at this location on its website. The audit committee has also established procedures for (a) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and (b) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Item 11.	Executive Compensation

Summary of Compensation

      The following table shows for the fiscal years ended December 31, 2003, 2002 and 2001, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and its other four most highly compensated executive officers at December 31, 2003 (Named Executive Officers). There were no other Named Executive Officers of the Company during 2003.

Summary Compensation Table

					Long-Term Compensation

					Awards

	Annual Compensation					Securities
					Restricted	Underlying	Payouts
				Other Annual	Stock	Options/	LTIP	All Other
		Salary	Bonus	Compensation	Awards	SARs	Payouts	Compensation
Name and Principal Position	Year	($)	($)(9)	($)	($)	(#)(10)	($)	($)

Dr. Zaki Rakib	2003	450,000	—	—	—	500,000	—	99,484	(1)(3)
Chief Executive	2002	450,000	—	—	—	—	—	25,500	(1)(4)
Officer and Secretary	2001	450,000	—	—	44,374	800,000	—	136,630	(1)(2)(5)
Mr. Shlomo Rakib	2003	450,000	—	—	—	500,000	—	450	(3)
Chairman of the	2002	450,000	—	—	—	—	—	450	(4)
Board and President	2001	450,000	—	—	44,374	800,000	—	95,324	(2)(5)
Mr. Arthur Taylor(6)	2003	213,542	—	—	—	450,000	—	394	(3)
Senior Vice President and Chief Financial Officer
Mr. Douglas Sabella(7)	2003	139,808	—	—	—	500,000	—	223	(3)
Chief Operating Officer
Mr. Edward Lopez(8)	2003	230,000	—	—	—	250,000	—	300	(3)
Vice President,	2002	230,000	—	—	—	—	—	300	(4)
General Counsel and	2001	230,000	—	—	233,459	315,000	—	313	(5)
Human Resources

(1)	Includes $30,000, $25,200 and $24,700 of compensation paid by the Company on behalf of Dr. Rakib for an apartment in Israel in 2003, 2002 and 2001, respectively. In 2003, Dr. Rakib incurred $69,034 of incremental cost of personal usage of a corporate aircraft calculated in accordance with Internal Revenue Service guidelines. The amount of $69,034 was attributed to Dr. Rakib as compensation and included in “All Other Compensation” in 2003. In 2002, Dr. Rakib paid $35,000 to reimburse the Company for his cost related to personal usage of a corporate aircraft calculated in accordance with

Internal Revenue Service guidelines. The amount of $35,000 was not included in “All Other Compensation” in 2002, and may not be sufficient to cover all of the costs associated with his personal usage of the corporate aircraft in 2002.

(2)	Includes $111,630 of accrued and unused vacation paid to Dr. Rakib in 2001 and $95,024 for accrued and unused vacation paid out to Mr. Rakib in 2001.

(3)	Includes $450, $450, $394, $223 and $300 contributed by the Company for premiums under a group term life insurance policy on behalf of Dr. Rakib, Mr. Rakib, Mr. Taylor, Dr. Sabella, and Mr. Lopez, respectively, in 2003.

(4)	Includes $300, $450, and $300 contributed by the Company for premiums under a group term life insurance policy on behalf of Dr. Rakib, Mr. Rakib, and Mr. Lopez, respectively, in 2002.

(5)	Includes $300, $300, and $313 contributed by the Company for premiums under a group term life insurance policy on behalf of Dr. Rakib, Mr. Rakib, and Mr. Lopez, respectively, in 2001.

(6)	Mr. Taylor joined the Company as Chief Financial Officer on February 24, 2003. On an annualized basis, Mr. Taylor’s salary is $250,000.

(7)	Mr. Sabella joined the Company as Chief Operating Officer on July 14, 2003. On an annualized basis, Mr. Sabella’s salary is $300,000.

(8)	Mr. Lopez became a Named Executive Officer of the Company on July 15, 2003.

(9)	In 2003, Dr. Rakib and Mr. Rakib each accrued $216,563 of bonus related the Company’s Executive Compensation Plan, which would have been paid in 2004. Dr. Rakib and Mr. Rakib voluntarily waived their right to receive their bonuses and consequently did not receive any payout under the Company’s Executive Compensation Plan. In 2003, Mr. Taylor, Mr. Sabella, and Mr. Lopez accrued $111,429, $67,282, $110,688, respectively, of bonuses related the Company’s Executive Compensation Plan, which were earned in 2003 but paid in 2004.

(10)	On February 14, 2001, Dr. Rakib, Mr. Rakib, and Mr. Lopez each received a stock option grant for 800,000, 800,000 and 340,000 shares, respectively, of common stock at a price per share of $6.81. In November 2001, the Company’s Board of Directors approved a stock option exchange offer, which permitted employees and members of the Board of Directors to exchange all stock options with an exercise price per share equal to or greater than $9.00 for a common stock award. Dr. Rakib, Mr. Rakib and Mr. Lopez participated in the Company’s stock option exchange offer. On December 5, 2001, Dr. Rakib and Mr. Rakib each cancelled stock option grants for 800,000 shares of common stock at a price per share of $81.38. On December 5, 2001, Mr. Lopez cancelled stock option grants for 296,160, 20,000, and 23,840 shares of common stock at a price per share of $20.97, $31.41, $20.97, respectively. On December 6, 2001, Dr. Rakib, Mr. Rakib and Mr. Lopez received 3,136, 3,136, and 12,937 shares, respectively, of common stock in connection with the stock option exchange offer and those shares of common stock had a value of $44,374, $44,374, and $183,059, respectively, on that date.

      The Company grants options to its executive officers under its 1997 Equity Incentive Plan, as amended, (1997 Plan) and options to its non-officer and non-director employees and consultants of the Company and Company officers under its 1999 Non-Officer Equity Incentive Plan (1999 Plan). As of December 31, 2003, options to purchase a total 7,794,701 shares and 9,099,202 shares were outstanding under the 1997 Plan and the 1999 Plan, respectively, and 4,513,436 shares and 3,112,391 shares remained available for grant under the 1997 Plan and the 1999 Plan, respectively.

      The following tables show for the fiscal year ended December 31, 2003, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

Option/ SAR Grants in Last Fiscal Year

	Individual Grants
							Alternative
							to Grant
							Date Value
	Number of	% of Total			Potential Realizable Value at
	Securities	Options/			Assumed Annual Rates of
	Under-lying	SARs	Exercise		Stock Price Appreciation for
	Options/	Granted to	or Base		Option Term		Grant Date
	SARs	Employees in	Price	Expiration			Present
Name	Granted(#)	Fiscal Year	($/Sh)	Date	5%($)	10%($)	Value($)

Dr. Rakib	500,000	7.21%	$2.45	05/28/2013	$770,396	$1,952,335	$844,750
Mr. Rakib	500,000	7.21%	$2.45	05/28/2013	$770,396	$1,952,335	$844,750
Mr. Taylor	325,000	4.69%	$2.04	02/24/2013	$416,957	$1,056,651	$398,385
Mr. Taylor	125,000	1.80%	$2.45	05/28/2013	$192,599	$488,084	$211,188
Mr. Sabella	500,000	7.21%	$4.26	07/15/2013	$1,339,546	$3,394,671	$1,652,350
Mr. Lopez	250,000	3.61%	$2.45	05/28/2013	$385,198	$976,167	$422,375

Aggregated Option/ SAR Exercises in Last Fiscal Year, and FY-End Option/ SAR Values

Number of
Securities
			Underlying	Value of Unexercised
			Unexercised	In-the-Money
			Options/SARs at	Options/SARs at
			FY-End(#)	FY-End($)
	Shares Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise(#)	Realized($)	Unexercisable	Unexercisable

Dr. Rakib	—	—	733,333/566,667	—/—
Mr. Rakib	—	—	733,333/566,667	—/—
Mr. Taylor	—	—	—/450,000	—/3,250
Mr. Sabella	—	—	—/500,000	—/—
Mr. Lopez	—	—	261,249/303,751	—/—

COMPENSATION OF DIRECTORS

      In October 2002, the Company adopted a compensation plan for non-employee board members whereby each non-employee director receives a monthly retainer of $2,000 and $1,000 per board or committee meeting attended. Committee chairs receive an additional $500 per committee meeting attended. In fiscal 2003, Mr. Krstajic received a total of $38,000, Mr. Slaven a total of $15,000, Mr. Solomon a total of $46,500 and Mr. Woodrow a total of $46,000 for their Board service. One of the Company’s former Board members, Christopher Schaepe who resigned from the Company’s board September 26, 2003, received $38,000 for his board service in 2003. The members of the board are eligible for reimbursement for their expenses incurred in connection with attendance at board and committee meetings in accordance with Company policy. Mr. Krstajic also received compensation of $30,000 in March of 2004 for consulting services that he provided to the Company in 2003.

      Each non-employee director of the Company also receives stock option grants under the 1998 Non-Employee Directors’ Stock Option Plan (Directors’ Plan). Only non-employee directors, which are currently Messrs. Krstajic, Slaven, Solomon and Woodrow, are eligible to receive non-qualified stock options under the Directors’ Plan. The Directors’ Plan is administered by the board, unless the board delegates the administration of the Directors’ Plan to a committee comprised of Board members.

      The aggregate number of shares of common stock of the Company that may be issued pursuant to options granted under the Directors’ Plan is 800,000 shares. Option grants under the Directors’ Plan are non-discretionary. Pursuant to the Directors’ Plan, non-employee directors automatically receive (i) an option to purchase 60,000 shares of common stock on the date of his or her initial election or appointment to be a non-employee director and (ii) an option to purchase 25,000 shares of common stock on the date of each annual meeting of stockholders, which amount shall be prorated for the 12-month period prior to the annual meeting of stockholders if the non-employee director has not continuously served as an non-employee director during such period. In addition, each non-employee director who is then serving as a member of a committee automatically receives an option to purchase 6,000 shares of common stock for each such committee on the date of each annual meeting of stockholders, which amount shall be prorated for the 12 month period prior to the annual meeting of stockholders if the non-employee director has not continuously served as an committee member during such 12-month period. No other options may be granted at any time under the Directors’ Plan. The exercise price of the options granted under the Directors’ Plan will be equal to the fair market value of the common stock on the date of grant. Options granted under the Directors’ Plan vest and become exercisable as to 33% of the shares on the first anniversary of the date of grant and 1/36th of the shares monthly thereafter. An optionee whose service relationship with the Company or any affiliate (whether as a non-employee director or subsequently as an employee, director or consultant of either the Company or an affiliate) ceases for any reason may exercise vested options for the term provided in the option agreement (three months generally, 12 months in the event of disability and 18 months in the event of death). Options granted under the Directors’ Plan generally are non-transferable, however, an optionee may designate a beneficiary who may exercise the option following the optionee’s death. In the event of certain changes in control of the Company, all outstanding awards under the Directors’ Plan either will be assumed or substituted for by the surviving entity. If the surviving entity determines not to assume or substitute for such awards, the vesting and time during which such options may be exercised shall be accelerated prior to such event and the options will terminate if not exercised after such acceleration and at or prior to such event. The term of options granted under the Directors’ Plan is 10 years. Unless terminated sooner by the board, the Directors’ Plan will terminate in June 2008.

      During fiscal 2003, the Company granted 211,527 stock options from the Directors’ Plan to non-employee directors of the Company. These options were granted at an average exercise price of $2.95 per share to Messrs. Krstajic, Slaven, Solomon, Woodrow, and Schaepe. The exercise price was the respective fair market value of the common stock on the date of grant. As of February 29, 2004, 24,591 options had been exercised under the Directors’ Plan. Directors who are employees of the Company do not receive separate compensation for their services as directors.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT

AND CHANGE OF CONTROL AGREEMENTS

      Dr. Rakib has an employment agreement with the Company, which establishes him as the Chief Executive Officer of the Company. Dr. Rakib’s employment agreement does not provide for any specified compensation arrangement. In October 1999, the Company entered into an employment agreement with Mr. Lopez, which established Mr. Lopez as the Company’s General Counsel beginning in October 1999 with his original salary set at $195,000 per year, and granted him an option to purchase 160,000 shares of the Company’s common stock. In January 2003, the Company entered into an employment agreement with Arthur Taylor, which established Mr. Taylor as the Company’s Chief Financial Officer beginning in February 2003 with a base salary of $250,000, and granted Mr. Taylor a stock option to purchase 325,000 shares of the Company’s common stock. In July 2003, the Company entered into an employment agreement with Douglas Sabella, which established Mr. Sabella as the Company’s Chief Operating Officer beginning in July 2003 with a base salary of $300,000, and granted Mr. Sabella a stock option agreement for 500,000 shares of the Company’s common stock. The employment agreement between the Company and Mr. Sabella also provides for the payment of twelve months of base salary and continuation of benefits if Mr. Sabella is terminated by the Company without “cause,” which is defined to include the commission of a crime against the Company, the conviction of a crime involving moral turpitude, willful failure to perform job duties as determined by the Board of Directors and misconduct that is materially injurious to the Company. There are no employment agreements with any of the Company’s other executive officers, and other than Mr. Sabella’s there are no employment agreements that contain severance or change of control provisions for any of the Company’s executive officers.

      In January 2004, the Company entered into change of control agreements entitled Severance Agreement with each of its executive officers, Dr. Rakib and Messrs. Lopez, Rakib, Sabella and Taylor. The change of control agreements provide for the payment of severance and acceleration of stock option upon the termination of employment other than for “cause” or with “good reason” within twelve months of a “change of control,” which is defined as an acquisition of more than 50% of the Company’s outstanding voting securities, a stockholder approved merger, consolidation or reorganization of more than 51% of the Company’s outstanding voting securities, a stockholder approved liquidation or dissolution of the Company or the agreement for the sale or dissolution of all or substantially all of the assets of the Company to a third party. Upon such termination, Dr. Rakib and Mr. Rakib will each receive a payment equal to 150% of his base and target incentive compensation and 100% vesting of unvested stock options and Messrs. Lopez, Sabella and Taylor will each receive a payment equal to 100% of his base and target incentive compensation and 100% vesting of unvested stock options. “Cause” is defined as fraud, misappropriation, embezzlement or willful engagement in misconduct that is demonstrably and materially injurious to the Company and its subsidiaries taken as a whole. “Good reason” is defined as a change in job duties, status, position, responsibilities or salary, a failure to pay compensation, material change in a benefit plan, breach of the Severance Agreement, insolvency, relocation that is more than 60 miles from Santa Clara, California or Company’s termination attempts that do not comply with the Severance Agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      In the fiscal year ended December 31, 2003, the Compensation Committee consisted of Messrs. Krstajic, Slaven and Woodrow and met three times. In February 2003, the Board of Directors reconstituted the Compensation Committee, which prior to that time had consisted of Dr. Rakib, the Company’s Chief Executive Officer and Secretary, and Messrs. Krstajic and Schaepe. The Board of Directors reconstituted the Compensation Committee to consist of Messrs. Krstajic, Schaepe and Woodrow with Mr. Woodrow as Chairman of the Committee. Mr. Slaven joined the Compensation Committee in August 2003 and Mr. Schaepe resigned from the Board of Directors, including Board of Director committees, in September 2004. The Board members, Messrs. Krstajic, Schaepe, Slaven and Woodrow, are not and were not officers or employees of the Company in 2003. Each of the Company’s directors holds securities of the Company. In January 1999, the Compensation Committee created a Non-Officer Stock Option Committee of the Board, which consists of Dr. Zaki Rakib. The function of the Non-Officer Stock Option Committee is to grant options to purchase shares of common stock to eligible persons who are not officers of the Company. No executive officer of the Company served on the board of directors or compensation committee of any entity, which has one or more executive officers serving as a member of the Company’s Board or Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE

ON EXECUTIVE COMPENSATION

      The material in this report is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of the Company under the Securities Act or Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such.

      The Compensation Committee of the Board (Compensation Committee) has furnished the following report on executive compensation for fiscal year 2003.

Role of the Compensation Committee

      The Compensation Committee Charter gives the Compensation Committee the direct responsibility to:

•	review and approve corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer;

•	evaluate the performance of the Chief Executive Officer and, either as a committee or together with the other independent members of the Board, determine and approve the compensation level for the Chief Executive Officer; and

•	make recommendations to the Board regarding the compensation of the Company’s officers and certain compensation plans.

      The Committee’s specific responsibilities include:

•	periodic review of the Company’s general compensation policies and strategies, including executive compensation;

•	review and approve corporate goals and objectives relevant to executive officers and evaluation of their performance in light of those goals and objectives;

•	approval of salaries, bonuses and all equity-based compensation of the Company’s officers;

•	review the Company’s benefit programs and review and approval of all incentive performance-based and equity based plans, plus review and approve other plans submitted to the Compensation Committee by management; and

•	review and approval of the terms of employment contracts of the Company’s officers.

Compensation Philosophy

      The goals of the Company, the Board and the Compensation Committee are to align compensation with business objectives and performance and to enable the Company to attract, retain and reward officers and other key employees who contribute to the long-term success of the Company and to motivate them to enhance long-term stockholder value. Key elements of this philosophy are:

•	The Company pays competitively compared to leading technology companies with which the Company competes for talent. To ensure that pay is competitive, the Company regularly compares its pay practices with these companies and establishes its pay parameters based on this review.

•	The Company considers individual and corporate performance and an individual’s levels of responsibility, prior experience, breadth of knowledge and skill set in establishing an individual’s level of compensation.

•	The Company maintains annual incentive opportunities sufficient to provide motivation to achieve specific operating goals and to generate rewards that bring total compensation to competitive levels.

•	The Company provides significant equity-based incentives for executives and other key employees to ensure that they are motivated over the long term to respond to the Company’s business challenges and opportunities as owners and not just as employees.

      Philosophy Regarding Section 162(m) of the Code. Section 162(m) of the Code limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain named executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation” within the meaning of the Code. While the Compensation Committee considers and attempts to preserve deductibility in executive compensation, it believes that stockholder interests are best preserved in not restricting the Compensation Committee’s discretion and flexibility in crafting and adopting compensation programs, even if such programs may result in certain non-deductible compensation expenses. Accordingly, the Compensation Committee may in the future approve compensation arrangements for certain officers that are not fully deductible. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding any of the Company’s efforts, that compensation intended by the Company to satisfy the requirements for deductibility under Section 162(m) does in fact do so.

      The Compensation Committee has determined that stock options granted under the Company’s 1997 Equity Incentive Plan (1997 Plan) and 1999 Non-Officer Equity Incentive Plan (1999 Plan) with an exercise price at least equal to the fair market value of the Company’s common stock on the date of grant shall be treated as “performance-based compensation.”

      Long-Term Incentives. The Company believes in providing its employees, including its executive officers, with equity incentive through the form of stock option to provide employees with a personal incentive in the Company and as a retention mechanism. The Company believes that providing employees with such equity incentives builds long-term stockholder value and aligns the interests of the employees and the stockholders. The Company’s long-term equity incentive program consists of the 1997 Plan and the 1999 Plan. The equity incentive programs utilize vesting periods (generally four or five years for new hire stock option grants and shorter periods for stock option refresh grants) to encourage key employees to continue in the employ of the Company. Grants are made at 100% of the fair market value on the date of grant. Executives receive value from these grants only if the value of the Company’s common stock appreciates over the long-term. The size of option grants is determined based on competitive practices of comparable and leading companies in the technology industry and the Company’s philosophy of significantly linking executive compensation with stockholder interests.

Chief Executive Officer Compensation

      Dr. Rakib’s base salary in 2003 was $450,000, and Dr. Rakib was eligible to receive a bonus of up to $216,563 under the Company’s 2003 Executive Incentive Compensation Plan (Compensation Plan), which would have been paid in 2004. Dr. Rakib voluntarily waived his right to receive his bonus and consequently did not receive any payout under the Compensation Plan, which is described below. The Compensation Committee, and the in the past — the Board, reviews Dr. Rakib’s compensation annually and sets Dr. Rakib’s compensation. The Compensation Committee took into account (i) its belief that Dr. Rakib is the Chief Executive Officer of a technology company that designs, develops and sells broadband equipment, (ii) the scope of Dr. Rakib’s responsibility and (iii) Dr. Rakib’s ability to lead the Company’s continued development.

      In 2003, the Board, upon the recommendation of the Compensation Committee, implemented the Compensation Plan for certain of the Company’s officers, including the Chief Executive Officer and each of the executive officers. The Compensation Plan was a bonus plan in which the Company’s officers would be eligible to receive a bonus based on (i) the Company’s performance and (ii) qualitative performance by the officer. The Chief Executive Officer would make a recommendation to the Compensation Committee on the qualitative performance of each of the officers and the Compensation Committee would evaluate the Chief Executive Officer’s performance. Any payment from the Compensation Plan would be based on a percentage of the officer’s base pay.

      In 2003, the Board, upon the recommendation of the Compensation Committee, implemented a stock option refresh program for all employees, including the Chief Executive Officer and the other executive officers. In determining the size of the stock option grant to the Chief Executive Officer (and other employees, including the executive officers), the Compensation Committee and the Board considered the Company’s policy of providing officers with significant equity incentives to retain such executives (and employees), stock option grants being provided by other companies that design, develop and sell broadband equipment and the size and value of outstanding stock option grants. The Board, upon the recommendation of the Compensation Committee, provided Dr. Rakib with a stock option grant of 500,000 that would vest fifty percent (50%) on each of the first and second year anniversary (the vesting schedule was the same for all other employees, including executive officers).

Other Executive Officers’ Compensation

      In 2003, the Company hired two of its executive officers, Messrs. Sabella and Taylor. In reviewing and approving the compensation, including base salary and incentive compensation (in both the form of equity in stock options and target compensation in the form of the Compensation Plan) of Messrs. Sabella and Taylor, as well as Messrs. Lopez and Rakib (the Company’s two other executive officers), the Compensation Committee and the Board considered the recommendation of the Chief Executive Officer, to the extent available, the salary norms for persons in comparable positions at comparable companies and the person’s experience. The fiscal 2003 salaries of Messrs. Lopez, Rakib, Sabella and Taylor are shown in the Executive Compensation Summary Table.

The Compensation Committee of the Board of Directors — Fiscal 2003

Aleksander Krstajic

Mark Slaven
David Woodrow — Chairman of the Compensation Committee

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the ownership of the Company’s common stock as of February 29, 2004 by: (i) each director and nominee for director; (ii) each of the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. All shares of the Company’s common stock subject to options currently exercisable or exercisable within 60 days of February 29, 2004, are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 75,536,192 shares outstanding on February 29, 2004, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated in the table, the address of each party listed in the table is 4988 Great America Parkway, Santa Clara, California 95054.

	Beneficial Ownership

	Number of	Percentage
Beneficial Owner	Shares	Ownership

FMR Corporation	9,750,403	12.91%
82 Devonshire Street
Boston, Massachusetts 02109(1)
Zaki Rakib(2)	3,952,040	5.18%
Shlomo Rakib(3)	3,952,040	5.18%
Edward Lopez(4)	283,646	*
Arthur T. Taylor(5)	75,833	*
Douglas Sabella(6)	—	*
Lewis Solomon(7)	278,749	*
Aleksander Krstajic(8)	207,394	*
David M. Woodrow(9)	36,550	*
Mark Slaven(10)	—	*
All executive officers and directors as a group (8 persons)(11)	8,786,252	11.63%

*	Less than one percent.

(1)	FMR Corporation filed an amendment to Schedule 13G, dated as of February 17, 2004, with the Securities and Exchange Commission. FMR Corporation reported beneficial ownership of 9,750,403 shares.

(2)	Shares beneficially owned by Dr. Zaki Rakib include 240,000 shares of common stock held by the Shlomo Rakib Children’s Trust of which Dr. and Mrs. Rakib are trustees and 800,000 shares of common stock underlying stock options, which are exercisable within 60 days of February 29, 2004. In addition, Mr. Rakib’s family members hold 31,298 shares of common stock underlying stock options. Dr. Rakib disclaims beneficial ownership of these shares and stock options.

(3)	Shares beneficially owned by Shlomo Rakib include 240,000 shares of common stock held by the Zaki Rakib Children’s Trust of which Mr. And Mrs. Rakib are trustees and 800,000 shares of common stock underlying stock options which are exercisable within 60 days of February 29, 2004. In addition, Mr. Rakib’s family members hold 31,298 shares of common stock underlying stock options. Mr. Rakib disclaims beneficial ownership of these shares and stock options.

(4)	Shares beneficially owned include 282,999 shares of common stock underlying stock options, which are exercisable within 60 days of February 29, 2004.

(5)	Shares beneficially owned include 75,833 shares of common stock underlying stock options, which are exercisable within 60 days of February 29, 2004. Mr. Taylor began employment with the Company as Chief Financial Officer on February 24, 2003.

(6)	Mr. Sabella began employment with the Company as Chief Operating Officer on July 14, 2003.

(7)	Shares beneficially owned include 218,749 shares of common stock underlying stock options that are exercisable within 60 days of February 29, 2004.

(8)	Shares beneficially owned include 207,394 shares of common stock underlying stock options that are exercisable within 60 days of February 29, 2004.

(9)	Shares beneficially owned include 36,550 shares of common stock underlying stock options that are exercisable within 60 days of February 29, 2004.

(10)	Mr. Slaven joined the Company as a director in July 2003.

(11)	Shares beneficially owned by the Company’s current directors and officers as a group include 8,791,586 shares of common stock underlying stock options that are exercisable within 60 days of February 29, 2004.

PERFORMANCE MEASUREMENT COMPARISON

      The following graph compares the cumulative total stockholder return of an investment of $100 in cash from August 18, 1998 through December 31, 2003 for (i) the Company’s common stock, (ii) the Standards & Poor’s 500 Index (S&P 500) and (iii) the Nasdaq Telecommunications Stock Index (Nasdaq Telecom). All values assume reinvestment of the full amount of all dividends and are calculated as of the last trading day of each month listed. The information contained in the performance graph shall not be deemed to be “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Data Points(1)	1998	1999	2000	2001	2002	2003	2004

Terayon	$37.00	$62.81	$4.06	$8.27	$2.05	$4.50	$4.42
S&P 500	$1,229.23	$1,469.25	$1,320.28	$1,148.08	$879.82	$1,111.92	$1,144.94
NASDAQ Telecom	$500.91	$1,015.40	$463.44	$236.63	$108.79	$183.57	$191.57

Conversion to Index Point(2))	1998	1999	2000	2001	2002	2003	2004

Terayon	256	435	28	57	14	31	31
S&P 500	112	133	120	104	80	101	104
NASDAQ Telecom	121	245	112	57	26	44	46

(1)	Stock closing price

(2)	Index Point = Data Point/ Baseline X 100

Item 13.	Certain Relationship and Related Transactions

      The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws.

      Mr. Krstajic, a director of the Company, was the Senior Vice President Interactive Services, Sales and Product Development for Rogers Cable, Inc., a wholly-owned subsidiary of Rogers Communications, Inc. until January 2003. Effective in April 2003, Rogers was no longer a related party to the Company. Consequently, revenues attributed to Rogers were classified as related party revenues in the first quarter of 2003. During the fiscal year ended December 31, 2003, Rogers Communications, Inc. purchased equipment and services from the Company, which accounted for approximately $1.5 million worth of the Company’s related party revenues.

      During the fiscal year ended December 31, 2003, Harmonic, Inc. purchased equipment and services from the Company, which accounted for approximately $3.2 million worth of the Company’s revenues. Mr. Solomon, a director of the Company and chairman of the Company’s audit committee is also a member of the Board of Directors of Harmonic, Inc.

      During fiscal 2003, the Company employed Suzan Fishel, a sister of Dr. Rakib and Mr. Rakib. She was paid an aggregate salary of $97,363 for her services during the year.

      The Company believes that the terms of the transactions described above were no less favorable to the Company than would have been obtained from an unaffiliated third party. Any future transactions between the Company and any of its officers, directors or principal stockholders will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and will be approved by a majority of the independent and disinterested members of the Board.

Item 14.	Principal Accounting Fees and Services

Audit Fees

      Ernst & Young LLP performed services for us in fiscal 2002 and 2003 related to financial statement audit work, quarterly reviews, tax services, special projects and other ongoing consulting projects. Fees paid to Ernst & Young in fiscal 2002 and 2003 were as follows:

	2003	2002

Audit Fees(1)	$566,422	$585,889
Tax Fees(2)	$54,991	$162,874
All Other Fees(3)	$43,670	$15,187

(1)	Audit fees represent aggregate fees billed for the audit of consolidated financial statements for the fiscal year ended December 31, 2003 and 2002 and the review of financial statements included in our quarterly reports on Form 10-Q.

(2)	Tax fees represent fees for professional services provided in connection with the preparation of our federal and state tax returns and advisory services for other tax compliance matters.

(3)	All other fees represent fees for international tax consulting.

      Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by Ernst & Young must be approved in advance by our audit committee to assure that such services do not impair the auditors’ independence from the company. Our audit committee specifically approved all audit and non-audit services prior to them being performed by Ernst & Young in fiscal 2003.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report on Form 10-K:

1. Consolidated Financial Statements. The following consolidated financial statements of Terayon Communication Systems, Inc. and related Independent Auditors’ Report are filed as part of this report of Form 10-K:

• Independent Auditors’ Report.

• Consolidated Balance Sheets, as of December 31, 2003 and 2002.

• Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002, and 2001.

2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedules of Terayon Communication Systems, Inc. are filed as part of this report on Form 10-K and should be read in conjunction with the consolidated financial statements of Terayon Communication Systems, Inc:

• Schedule II of Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001.

Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

3. Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this report on Form 10-K.

      (b) Reports on Form 8-K in the fourth quarter of 2003:

1. On October 7, 2003, the Company filed a report on Form 8-K announcing that Comcast would use the Company’s DOCSIS 2.0-qualified Cable Modem Termination System (CMTS) equipment in the development of Comcast’s headend platforms as a way to expedite the ubiquitous adoption of DOCSIS 2.0 in Comcast’s networks. The Company also announced the appointment of two new executives, Jeffrey Barco as Vice President and General Manager of Terayon’s Digital Video Solutions Group, and William Rohrbach as Vice President of North America Sales. Additionally, the Company announced a better than expected third quarter financial performance.

2. On October 9, 2003, the Company filed a report on Form 8-K announcing the filing of a Form S-3 shelf registration statement with the Securities and Exchange Commission that would allow the Company to offer, from time to time, common stock, preferred stock, debt securities and/or warrants, with an aggregate public offering price up to $125 million.

3. On October 24, 2003, the Company filed a report on Form 8-K announcing the issuance of a press release on October 14, 2003 which stated that the Company will release financial results for its third quarter ended September 30, 2003 and announce the financial results for its third quarter ended September 30, 2003 via a press release on October 22, 2003.

4. On November 6, 2003, the Company filed a report on Form 8-K announcing it intention to offer common stock that would result in the issuance of approximately 10,800,000 shares of common stock.

5. On November 19, 2003, the Company filed a report on Form 8-K announcing that it had withdrawn its previously announced public offering of 10,800,000 shares of common stock under its shelf registration statement.

6. On November 21, 2003, the Company filed a report on Form 8-K announcing the filing of its Amended and Restated Certificate of Incorporation, Amendment to the Amended and Restated Certificate of Incorporation and Bylaws regarding indemnification of its officers, employees and other agents as set forth in the Delaware General Corporation Law.

7. On December 16, 2003, the Company filed a report on Form 8-K reaffirming its fourth quarter financial guidance and that profitability was targeted for second quarter 2004. The company also unveiled details of its patent-pending “FlexCMTS” architecture.

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(14)
3.2	Bylaws of Terayon Communication Systems, Inc.(14)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(14)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.(7)
4.1	Specimen Common Stock Certificate.(2)
4.2	Amended and Restated Information and Registration Rights Agreement dated April 6, 1998.(1)
4.3	Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(5)
4.4	Registration Rights Agreement by and among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(5)
4.5	Indenture between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A. dated July 26, 2000.(5)
4.6	Rights Agreement between Terayon Communication Systems, Inc. and Fleet National Bank dated February 6, 2001.(6)

Exhibit
Number	Exhibit Description

10.1	Form of Indemnity Agreement between Terayon Communication Systems, Inc. and each of its directors and officers.(1)
10.2	1995 Stock Option Plan, as amended on March 26, 1996.(1)
10.3	1997 Equity Incentive Plan, as amended on July 31, 2000.(9)
10.4	1998 Employee Stock Purchase Plan, as amended on May 22, 2002.(12)
10.5	1998 Non-Employee Directors Stock Option Plan as amended on May 22, 2002.(1)
10.6	1998 Employee Stock Purchase Plan Offering for Foreign Employees, adopted July 31, 2000.(7)
10.7	1999 Non-Officer Equity Incentive Plan, as amended May 28, 2003.(13)
10.8	Form of Non-Statutory Stock Option Agreement Used in Connection with the 1999 Non-Officer Equity Incentive Plan.(4)
10.9	Azrieli Center Offices Lease Agreement, dated January 23, 2002, between Canit HaShalom Investments Ltd. and Terayon Communication Systems, Inc.(9)
10.10	Azrieli Center Agreement to Transfer Lease Rights dated 23rd day of January, 2000(11)
10.11	Employment Agreement, between Terayon Communication Systems, Inc. and Zaki Rakib dated February 1993.(1)
10.12	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(9)
10.13	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(9)
10.14	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.(9)
10.15	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.(9)
10.16	Lease Agreement, dated September 18, 1996, between Sobrato Interests III and VeriFone.(10)
10.17	Sublease, dated April 1, 2002, by and between Terayon Communication Systems, Inc. and Hewlett-Packard Company.(10)
10.18	Aircraft Lease Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(11)
10.19	Letter of Credit Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(11)
10.20	Employment Agreement, dated January 24, 2003, between Terayon Communication Systems, Inc. and Arthur T. Taylor.(11)
10.21	Employment Agreement dated July 3, 2003, between Terayon Communication Systems, Inc. and Doug Sabella.(13)
10.22	Employment Agreement dated September 28, 1999, between Terayon Communication Systems, Inc. and Edward Lopez.(13)
10.23	Executive Compensation Plan, as adopted May 28, 2003.(13)
10.24	Agreement dated January 9, 2004, between Terayon Communication Systems, Inc. and YAS Corporation.
10.25	First Amendment to Aircraft Lease Agreement, dated December 31, 2003, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.
10.26	Form of Severance Agreements (Change of Control) entered into by Zaki Rakib, Shlomo Rakib, Edward Lopez, Arthur T. Taylor, and Douglas Sabella and the Registrant dated January 14, 2004.
10.27	Code of Business Conduct.
10.28	Notification Letter of Intent to Terminate or Sublease the Aircraft Lease Agreement, dated March 12, 2004.
21.1	List of Subsidiaries.

Exhibit
Number	Exhibit Description

23.1	Consent of Ernst & Young LLP Independent Auditors.
24.1	Power of Attorney (see page 108 of this Annual Report Form 10-K)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1/ A filed on July 31, 1998 (File No. 333-69699).

(3)	Incorporated by reference to our Report on Form 10-Q filed on November 15, 1999.

(4)	Incorporated by reference to our Registration Statement on Form S-8 filed on December 29, 1999.

(5)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).

(6)	Incorporated by reference to our Report on Form 8-K filed on February 9, 2001.

(7)	Incorporated by reference to our Report on Form 10-K filed on April 2, 2001.

(8)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2001.

(9)	Incorporated by reference to our Report on Form 10-K filed on April 1, 2002.

(10)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2002.

(11)	Incorporated by reference to our Report on Form 10-K filed on March 27, 2003.

(12)	Incorporated by reference to our Report on Registration Statement on Form S-8 filed on August 30, 2002.

(13)	Incorporated by reference to our Report on Form 10-Q filed on August 14, 2003.

(14)	Incorporated by reference to our Report on Form 8-K filed on November 21, 2003.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance	Additions
	at	Charged to		Balance
	Beginning	Costs and		at End
	of Period	Expenses	Write-offs	of Period

	(In thousands)
Year ended December 31, 2001
Allowance for doubtful accounts	$6,542	4,494	3,829	$7,207
Excess and obsolescence	$16,323	24,670	3,812	$37,181
Year ended December 31, 2002
Allowance for doubtful accounts	$7,207	1,090	4,778	$3,519
Excess and obsolescence	$37,181	4,336	16,044	$25,473
Year ended December 31, 2003
Allowance for doubtful accounts	$3,519	166	94	$3,591
Excess and obsolescence	$25,473	4,086	17,269	$12,290

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in County of Santa Clara, State of California, on the 15th day of March, 2004.

TERAYON COMMUNICATION SYSTEMS, INC.

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

Signature	Title	Date

/s/ ZAKI RAKIB Dr. Zaki Rakib	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ ARTHUR T. TAYLOR Arthur T. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ SHLOMO RAKIB Shlomo Rakib	President and Chairman of the Board of Directors	March 15, 2004

/s/ LEWIS SOLOMON Lewis Solomon	Director	March 15, 2004

/s/ ALEK KRSTAJIC Alek Krstajic	Director	March 15, 2004

/s/ DAVID WOODROW David Woodrow	Director	March 15, 2004

/s/ MARK SLAVEN Mark Slaven	Director	March 15, 2004

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(14)
3.2	Bylaws of Terayon Communication Systems, Inc.(14)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(7)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.(7)
4.1	Specimen Common Stock Certificate.(2)
4.2	Amended and Restated Information and Registration Rights Agreement dated April 6, 1998.(1)
4.3	Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(5)
4.4	Registration Rights Agreement by and among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(5)
4.5	Indenture between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A. dated July 26, 2000.(5)
4.6	Rights Agreement between Terayon Communication Systems, Inc. and Fleet National Bank dated February 6, 2001.(6)
10.1	Form of Indemnity Agreement between Terayon Communication Systems, Inc. and each of its directors and officers.(1)
10.2	1995 Stock Option Plan, as amended on March 26, 1996.(1)
10.3	1997 Equity Incentive Plan, as amended on July 31, 2000.(9)
10.4	1998 Employee Stock Purchase Plan, as amended on May 22, 2002.(12)
10.5	1998 Non-Employee Directors Stock Option Plan as amended on May 22, 2002.(1)
10.6	1998 Employee Stock Purchase Plan Offering for Foreign Employees, adopted July 31, 2000.(7)
10.7	1999 Non-Officer Equity Incentive Plan, as amended May 28, 2003.(13)
10.8	Form of Non-Statutory Stock Option Agreement Used in Connection with the 1999 Non-Officer Equity Incentive Plan.(4)
10.9	Azrieli Center Offices Lease Agreement, dated January 23, 2002, between Canit HaShalom Investments Ltd. and Terayon Communication Systems, Inc.(9)
10.10	Azrieli Center Agreement to Transfer Lease Rights dated 23rd day of January, 2000(11)
10.11	Employment Agreement, between Terayon Communication Systems, Inc. and Zaki Rakib dated February 1993.(1)
10.12	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(9)
10.13	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(9)
10.14	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.(9)
10.15	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.(9)
10.16	Lease Agreement, dated September 18, 1996, between Sobrato Interests III and VeriFone.(10)
10.17	Sublease, dated April 1, 2002, by and between Terayon Communication Systems, Inc. and Hewlett-Packard Company.(10)
10.18	Aircraft Lease Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(11)
10.19	Letter of Credit Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(11)
10.20	Employment Agreement, dated January 24, 2003, between Terayon Communication Systems, Inc. and Arthur T. Taylor.(11)

Exhibit
Number	Exhibit Description

10.21	Employment Agreement dated July 3, 2003, between Terayon Communication Systems, Inc. and Doug Sabella.(13)
10.22	Employment Agreement dated September 28, 1999, between Terayon Communication Systems, Inc. and Edward Lopez.(13)
10.23	Executive Compensation Plan, as adopted May 28, 2003.(13)
10.24	Agreement dated January 9, 2004, between Terayon Communication Systems, Inc. and YAS Corporation.
10.25	First Amendment to Aircraft Lease Agreement, dated December 31, 2003, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.
10.26	Form of Severance Agreements (Change of Control) entered into by Zaki Rakib, Shlomo Rakib, Edward Lopez, Arthur T. Taylor, and Douglas Sabella and the Registrant dated January 14, 2004.
10.27	Code of Business Conduct.
10.28	Notification Letter of Intent to Terminate or Sublease the Aircraft Lease Agreement, dated March 12, 2004.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP Independent Auditors.
24.1	Power of Attorney (see page 108 of this Annual Report Form 10-K)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1/ A filed on July 31, 1998 (File No. 333-69699).

(3)	Incorporated by reference to our Report on Form 10-Q filed on November 15, 1999.

(4)	Incorporated by reference to our Registration Statement on Form S-8 filed on December 29, 1999.

(5)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).

(6)	Incorporated by reference to our Report on Form 8-K filed on February 9, 2001.

(7)	Incorporated by reference to our Report on Form 10-K filed on April 2, 2001.

(8)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2001.

(9)	Incorporated by reference to our Report on Form 10-K filed on April 1, 2002.

(10)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2002.

(11)	Incorporated by reference to our Report on Form 10-K filed on March 27, 2003.

(12)	Incorporated by reference to our Report on Registration Statement on Form S-8 filed on August 30, 2002.

(13)	Incorporated by reference to our Report on Form 10-Q filed on August 14, 2003.

(14)	Incorporated by reference to our Report on Form 8-K filed on November 21, 2003.