Form 10-Q
period 2004-03-31
TERAYON COMMUNICATION SYSTEMS
filed 2004-05-10
CIK 1052303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004
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

     As of April 30, 2004 registrant had outstanding 75,546,039 shares of Common Stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERAYON COMMUNICATION SYSTEMS, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,060	$30,188
Short-term investments	47,151	108,452
Accounts receivable, net	28,814	29,199
Accounts receivable from related parties	227	600
Other current receivables	2,351	3,662
Inventory	19,267	16,364
Other current assets	2,272	2,883

Total current assets	176,142	191,348
Property and equipment, net	10,821	11,871
Restricted cash	9,212	9,212
Other assets, net	2,397	2,809

Total assets	$198,572	$215,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,362	$26,049
Accrued payroll and related expenses	5,072	6,537
Deferred revenues	4,451	3,423
Warranty reserves	4,605	5,509
Accrued restructuring charges	6,598	4,500
Accrued vendor cancellation charges	1,399	2,869
Other accrued liabilities	4,137	5,036
Interest payable and current portion of long-term debt	542	1,358
Other current obligations	28	124

Total current liabilities	48,194	55,405
Long-term obligations	3,472	3,366
Convertible subordinated notes	65,081	65,081
Commitments and contingencies
Stockholders’ equity:
Common stock	76	75
Additional paid in capital	1,082,770	1,082,036
Accumulated deficit	(997,807)	(987,560)
Deferred compensation	—	(22)
Treasury stock, at cost	(773)	(773)
Accumulated other comprehensive loss	(2,441)	(2,368)

Total stockholders’ equity	81,825	91,388

Total liabilities and stockholders’ equity	$198,572	$215,240

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues	$40,988	$20,057
Related party revenues	180	2,211

Total revenues	41,168	22,268
Cost of revenues	27,917	18,511
Cost of related party revenues	854	1,082

Total cost of revenues	28,771	19,593

Gross profit	12,397	2,675
Operating expenses:
Research and development	9,467	13,002
Sales and marketing	7,221	6,729
General and administrative	2,436	3,727
Restructuring costs and asset write-offs	3,367	3,162

Total operating expenses	22,491	26,620

Loss from operations	(10,094)	(23,945)
Interest income	452	902
Interest expense	(819)	(837)
Other income (expense)	280	(40)

Loss before income tax expense	(10,181)	(23,920)
Income tax expense	(66)	(69)

Net loss	$(10,247)	$(23,989)

Net loss per share, basic and diluted	$(0.14)	$(0.33)

Shares used in per share calculation, basic and diluted	75,516	73,710

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Operating activities:
Net loss	$(10,247)	$(23,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,842	2,663
Amortization related to stock options	17	4
Lower of cost or market inventory provision	623	19
Write-off and disposal of fixed assets	124	468
Changes in operating assets and liabilities:
Accounts receivable	385	483
Accounts receivable from related parties	373	(969)
Inventory	(3,526)	3,039
Other current and non-current assets	2,334	3,212
Accounts payable	(4,687)	(3,331)
Accrued payroll and related expenses	(1,465)	(1,077)
Deferred revenues	1,028	(8)
Accrued warranty	(904)	(920)
Accrued restructuring	2,098	216
Accrued vendor cancellation charges	(1,470)	(4,618)
Other accrued liabilities	(1,655)	(1,413)
Interest payable	—	(628)

Net cash used in operating activities	(15,130)	(26,849)

Investing activities:
Purchases of short-term investments	(39,997)	(35,308)
Proceeds from sales and maturities of short-term investments	101,301	42,393
Purchases of property and equipment	(916)	(666)

Net cash provided by investing activities	60,388	6,419

Financing activities:
Principal payments on capital leases	(50)	(47)
Proceeds from issuance of common stock	740	621

Net cash provided by financing activities	690	574
Effect of exchange rate changes	(76)	31

Net increase (decrease) in cash and cash equivalents	45,872	(19,825)
Cash and cash equivalents at beginning of period	30,188	117,079

Cash and cash equivalents at end of period	$76,060	$97,254

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

Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements at March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been included.

     Results for the three months ended March 31, 2004 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Form 10-K dated March 15, 2004, as filed with the U.S. Securities and Exchange Commission. The accompanying balance sheet at December 31, 2003 is derived from audited consolidated financial statements at that date.

Reclassifications

     Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

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

Stock-based compensation

     The Company accounts for stock-based compensation for its employees using the intrinsic value method presented in Accounting Principles Board, or APB, Statement No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25), and includes the disclosure-only provisions as required under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). The Company provides additional pro forma disclosures as required under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”.

     For purposes of pro forma disclosures, the estimated fair value of the options granted and employee stock purchase plan shares to be issued is amortized to expense over their respective vesting periods. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss applicable to common stockholders and net loss per share applicable to common stockholders would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

		Three months ended
		March 31,
		2004	2003
Net loss, as reported		$(10,247)	$(23,989)
Add:	Stock-based compensation under APB 25	17	4
Deduct:	Stock option compensation expense determined under fair value-based method	(4,509)	(6,173)
	Employee stock purchase plan compensation expense determined under fair value-based method	(357)	(979)

Pro forma net loss		$(15,096)	$(31,137)

Pro forma net loss per share, basic and diluted		$(0.20)	$(0.42)

Shares used in computing pro forma net loss per share, basic and diluted		75,516	73,710

Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$1,820	$1,440
Work-in-process	726	660
Finished goods	16,721	14,264

	$19,267	$16,364

Purchase Obligations

     The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations consist of purchase orders placed with vendors for goods and services and require the Company to purchase minimum quantities of the suppliers’ products at a specified price. As of March 31, 2004, $32.1 million of purchase obligations were outstanding. The Company accrued for vendor cancellation charges in amounts, which represented management’s estimate of the Company’s exposure to vendors for its inventory commitments. At March 31, 2004, accrued vendor cancellation charges were $1.4 million and the remaining $30.7 million was attributable to open purchase orders in the normal course of business. The remaining obligations are expected to become payable at various times throughout 2004.

     For the three months ended March 31, 2004 and March 31, 2003, the Company reversed approximately $1.3 million and $2.3 million, respectively of accrued vendor cancellation, which was previously recorded as cost of goods sold. Additionally, during the three months ended March 31, 2004 and March 31, 2003, the Company reversed approximately $0.5 million and $0.6 million, respectively of inventory provisions, which were previously recorded as cost of goods sold. The Company reversed these provisions as it was able to sell inventory originally considered to be excess or obsolete.

Net Loss Per Share

     A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(10,247)	$(23,989)

Shares used in computing basic and diluted net loss per share	75,516	73,710

Basic and diluted net loss per share	$(0.14)	$(0.33)

     Options to purchase 16,527,067 and 13,594,894 shares of common stock were outstanding at March 31, 2004 and March 31, 2003, respectively, but were not included in the computation of diluted net loss per share, since the effect would have been antidilutive.

Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of net unrealized gains or losses on short-term investments and accumulated net foreign currency translation gains or losses.

     The following are the components of comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(10,247)	$(23,989)
Cumulative translation adjustments	(76)	30
Change in unrealized gain (loss) on available-for-sale investments	3	(223)

Total comprehensive net loss	$(10,320)	$(24,182)

Impact of Recently Issued Accounting Standards

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 also requires enhanced disclosure requirements related to variable interest entities. FIN No. 46 was revised in December 2003 and is effective for the first financial reporting period ending after March 15, 2004. The Company adopted the provisions of FIN No. 46 for the fiscal quarter ending March 31, 2004, which did not have a material impact on the Company’s financial statements.

     In March 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. The proposed standard would require companies to expense the fair value of stock options on the grant date and would be effective at the beginning of the Company’s fiscal 2005 year. The Company will evaluate the requirements of the final standard, which is expected to be finalized in late 2004, to determine its impact on the Company’s results of operations.

2. Contingencies

     Beginning in April 2000, several plaintiffs filed class action lawsuits in federal court against the Company and certain of its officers and directors. Later that year, the cases were consolidated in the United States District Court, Northern District of California as In re Terayon Communication Systems, Inc. Securities Litigation. The Court then appointed lead plaintiffs who filed an amended complaint. In 2001, the Court granted in part and denied in part defendants’ motion to dismiss, and plaintiffs filed a new complaint. In 2002, the Court denied defendants’ motion to dismiss that complaint, which, like the earlier complaints, alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding the Company’s technology. On February 24, 2003, the Court certified a plaintiff class consisting of those who purchased or otherwise acquired the Company’s securities between November 15, 1999 and April 11, 2000.

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

     On February 23, 2004, the Court issued an order disqualifying two of the lead plaintiffs. The order also states that plaintiffs’ counsel must provide certain information to the Court about counsel’s relationship with the disqualified lead plaintiffs, and it provides that defendants may serve certain additional discovery. On March 24, 2004, plaintiffs submitted certain documents to the Court in response to its order, and, on April 16, 2004, the Company responded to this submission. The Company also has initiated discovery pursuant to the Court’s February 23, 2004 order.

     On October 16, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the California Superior Court, San Luis Obispo County. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc. The factual allegations in the Bertram complaint were similar to those in the federal class action, but the Bertram complaint sought remedies under state law. Defendants removed the Bertram case to the United States District Court, Central District of California, which dismissed the complaint and transferred the case to the United States District Court, Northern District of California. That Court eventually issued an order dismissing the case. Plaintiffs have appealed this order, and their appeal was heard on April 16, 2004. The matter is now under submission.

     The Company believes that the allegations in both the class action and the Bertram case are without merit, and the Company intends to contest these matters vigorously. These matters, however,

could prove costly and time consuming to defend, and there can be no assurances about the eventual outcome.

     In 2002, two shareholders filed derivative cases purportedly on behalf of the Company against certain of the Company’s current and former directors, officers, and investors. (The defendants differed somewhat in the two cases.) Since the cases were filed, the investor defendants have been dismissed without prejudice, and the lawsuits have been consolidated as Campbell v. Rakib in the California Superior Court, Santa Clara County. The Company is a nominal defendant in these lawsuits, which allege claims relating to essentially the same purportedly misleading statements that are at issue in the pending securities class action. In the securities class action, the Company disputes making any misleading statements. The derivative complaints also allege claims relating to stock sales by certain of the director and officer defendants.

     The Company believes that there are many defects in the Campbell and O’Brien derivative complaints.

     From time to time, the Company receives letters claiming that the Company’s technology and products may infringe on intellectual property rights of third parties. The Company also has in the past agreed to, and may from time to time in the future agree to, indemnify a customer of its technology or products for claims against the customer by a third party based on claims that the Company’s technology or products infringe intellectual property rights of that third party. These types of claims, meritorious or not, can result in costly and time-consuming litigation; divert management’s attention and other resources; require the Company to enter into royalty arrangements; subject the Company to damages or injunctions restricting the sale of its products, require the Company to indemnify its customers for the use of the allegedly infringing products; require the Company to refund payment of allegedly infringing products to its customers or to forgo future payments; require the Company to redesign certain of its products; or damage the Company’s reputation, any one of which could materially and adversely affect the Company’s business, results of operations and financial condition.

     The Company is currently a party to various other legal proceedings, in addition to those noted above, and may become involved from time to time in other legal proceedings in the future. While the Company currently believes that the ultimate outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position or overall results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in any of our legal proceedings, there exists the possibility of a material adverse impact on the Company’s results of operations for the period in which the ruling occurs. The estimate of the potential impact on the Company’s financial position and overall results of operations for any of the above legal proceedings could change in the future.

3. Operating Segment Information

     The Company operates as one business segment.

(in thousands)	Three months ended
	March 31,
	2004	2003
Revenues by product:
CPE products	$23,776	$13,665
CMTS products	11,135	4,518
Video products	6,071	2,833
Other products	186	1,252

Total revenues	$41,168	$22,268

Revenues by geographic areas:
United States	$21,832	$13,048
Canada	1,614	2,595
Europe, Middle East, Africa Region (EMEA),
excluding Israel	7,924	2,522
Israel	3,284	343
Japan	2,394	3,135
Asia, excluding Japan	4,095	625
South America	25	—

Total	$41,168	$22,268

	March 31,	December 31,
	2004	2003
Long-lived assets:
United States	$18,080	$19,630
Canada	705	810
Europe	155	175
Israel	3,415	3,104
Asia	75	173

Total long-lived assets	22,430	23,892
Total current assets	176,142	191,348

Total assets	$198,572	$215,240

     One customer accounted for 10% or more of total revenues (24%) for the three months ended March 31, 2004. Three customers accounted for 10% or more of total revenues (26%, 14%, and 10%) for the three months ended March 31, 2003. No other customer accounted for more than 10% of revenues during these periods.

4. Restructuring Charges and Asset Write-offs

Restructuring

     First Quarter 2004 Restructuring

     During the first quarter of 2004, a restructuring plan was approved to continue to conform expenses to revenue levels and to better position the Company for future growth and eventual profitability. The Company incurred restructuring charges in the amount of $3.3 million of which $1.0 million related to employee termination costs, $0.9 million related to costs to exit an aircraft lease, and $1.4 million related to costs for excess leased facilities. Net costs accrued under this restructuring plan, assumes estimated sublease income related to the aircraft and the excess leased facilities. As of March 31, 2004, the employment of 57 employees had been terminated, and the Company had paid $0.7 million in termination costs. The amount of net costs accrued under the 2004 restructuring plan assumes that the Company will successfully sublease the aircraft and excess leased facilities. The reserve for the aircraft lease and excess leased facilities was based on information provided by the Company’s brokers that estimated, based on assumptions relevant to the aircraft and real estate market conditions as of the date of the Company’s plan, the time it would be likely to take until the aircraft and excess facilities would be fully sub-leased. Even though it is the intent of the Company to sublease, assign or sell its interests in the aircraft and excess facility at the earliest possible time, the Company cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, the Company will periodically re-evaluate and adjust the reserve, as necessary. As of March 31, 2004, the Company paid $0.2 million of costs related to the aircraft lease. The Company currently anticipates the remaining restructuring accrual related to employee termination costs to be substantially utilized in the second quarter of 2004. The remaining restructuring accrual related to the aircraft lease is expected to be substantially utilized for servicing operating lease payments of operating lease commitments, through January 2007, and the remaining restructuring accrual related to excess leased facilities, is expected to be utilized for servicing operating lease payments through October 2009.

     A summary of the first quarter 2004 accrued restructuring charges is as follows (in thousands):

	Involuntary	Aircraft Lease	Excess Leased
	Terminations	Termination	Facilities	Total
Total charge	$952	$934	$1,375	$3,261
Cash payments	(693)	(153)	—	(846)

Balance at March 31, 2004	$259	$781	$1,375	$2,415

     2003 Restructuring

     During the first quarter of 2003, a restructuring plan was approved. The Company incurred restructuring charges in the amount of $2.7 million related to employee termination costs. All accrued restructuring costs related to the 2003 restructuring had been paid as of December 31, 2003.

     2002 and 2001 Restructuring

     During 2001, a restructuring plan was approved and the Company incurred restructuring charges in the amount of $12.7 million of which $2.9 million remained accrued at March 31, 2004, all of which related to costs for excess leased facilities. During 2002, another restructuring plan was approved, which increased the reserve for excess leased facilities due to the exiting of additional space within the same facility. The Company incurred restructuring charges in the amount of $3.6 million for the 2002 Restructuring of which $1.2 million remained accrued at March 31, 2004 for excess leased facilities. The Company currently anticipates the remaining restructuring accrual relating to excess leased facilities, will be utilized for servicing operating lease payments or negotiating a buyout of operating lease commitments, through 2005.

     The following table summarizes the costs and activities during 2004, related to the 2002 and 2001 restructuring (in thousands):

Excess Leased Facilities
Balance at December 31, 2003	$4,500
Cash Payments	(317)

Balance at March 31, 2004	$4,183

Asset Write-offs

     For the three months ended March 31, 2004 and March 31, 2003, the Company wrote off $0.1 million and $0.5 million, respectively, of fixed assets, which were determined to have no remaining useful life.

5. Related Party Transactions

     Lewis Solomon, a member of the Company’s Board of Directors and a member of the Company’s Audit Committee is also a member of the Board of Directors of Harmonic, Inc. (Harmonic). Additionally, Harmonic is an authorized, non-exclusive reseller of certain of the Company’s video products. For the three months ended March 31, 2004 and March 31, 2003, related party revenue included $0.2 million and $0.4 million, respectively, of revenue from Harmonic.

     Alek Krstajic, a member of the Company’s Board of Directors and Audit Committee, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers Communications, Inc. (Rogers) until January 2003. Beginning April 1, 2003, the Company no longer recognized revenues related to Rogers as related party revenue because Rogers was no longer considered to be a related party. In the three months ended March 31, 2003, the Company recognized $1.8 million of Rogers’s related party revenue, net of amortization of co-marketing expense.

     In the first quarter of 2004, the Company paid Mr. Krstajic $30,000 for consulting service provided to the Company.

     In December 2001, the Company entered into a co-marketing arrangement with Rogers to promote the Company’s brand and identify its products. The Company paid $0.9 million to Rogers, and recorded this amount as other current assets. In July 2002, the Company began amortizing this prepaid assets and charging it against revenue in accordance with the Emerging Issues Task Force 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” The Company charged approximately $0.15 million to related party revenues in the three months ended March 31, 2003, and no amount was recorded in the three months ended March 31, 2004.

     Cost of related party revenues in the Company’s consolidated statements of operations consists of direct and indirect costs. Accounts receivable from Harmonic totaled approximately $0.2 million at March 31, 2003 and 2004. None of the related parties is a supplier to the Company.

6. Product Warranties

     The Company provides for estimated product warranty expenses when it sells the related products. Because warranty estimates are forecasts that are based on the best available information — mostly historical claims experience - claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties for the three months ended March 31, 2003 and 2004, is as follows (in thousands):

				Charges for
	Balance at	Additions	Expiration of	Warranty	Balance at
	Beginning of	charged to	accrued	Services	End of
	Period	expenses	warranty	Provided	Period
Quarter ended March 31, 2003 Warranty reserve	$8,607	243	0	(1,163)	$7,687
Quarter ended March 31, 2004 Warranty reserve	$5,509	1,076	(835)	(1,145)	$4,605

7. Subsequent Events

     On April 2, 2004, the Company sold all of its ownership in Radwiz, Ltd., Ultracom Communications Holdings Ltd. and Combox Ltd. to a third party for a total of approximately $150,000. In connection with this purchase, the acquirer received selected assets, liabilities, and inventories related to these subsidiaries. The Company currently expects to record a gain on this transaction in the second quarter of 2004.

     During the second quarter of 2004, the Company further consolidated certain leased facilities. In connection with this consolidation, the Company will seek to sublease additional space in its Santa Clara, California facility and record additional restructuring charges of approximately $1.5 million to $2.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

Overview

     We develop, market and sell cable modem termination systems (CMTS), customer premise equipment (CPE) products, including cable modems, and digital video equipment. Our revenues are generated principally from sales of these three major product groups either directly to broadband service providers through direct sales forces primarily in North America, Europe and Asia or through resellers.

     In 2003, we completed the transition from selling proprietary-based products to selling standards-based products using the Data Over Cable System Interface Specification (DOCSIS) 2.0 specification. Due primarily to the adoption of DOCSIS 2.0, we now generate DOCSIS CMTS and cable modem sales to U.S. cable operators as well as to global customers.

     Our gross margins fluctuate from period to period primarily as a result of the mix of products we sell. Specifically, we derive substantially higher margins from sales of our CMTS and digital video equipment products than we do from sales of our CPE products, which are subject to intense price competition. To date a majority of our total revenues have been generated from sales of our CPE products. We anticipate that the erosion of average selling prices (ASPs) of our CPE products will continue. We also believe that the widespread adoption of industry specifications, such as the DOCSIS specifications, will further erode ASPs. We are working to mitigate pressures on our gross margins by continuing to focus on product manufacturing cost reductions, especially for our CPE products. We also largely completed our transition to a new Original Design Manufacturer (ODM) in Asia during the first quarter of 2004 for our CPE products. To the extent that the containment of our product costs do not keep pace with ASP declines, our gross margins will be adversely affected.

     We have not been profitable since our inception. We had a net loss of $10.2 million or $0.14 per share for the quarter ended March 31, 2004. We believe our ability to achieve profitability in the long term will depend primarily on three factors. The first factor is our ability to achieve improved gross margins through an improved sales mix by increasing sales of higher margin digital video and CMTS products relative to the sales of CPE products. To increase sales of digital video products, we are targeting new markets such as the broadcast sector and promoting new applications such as high definition television (HDTV) and digital insertion to cable and satellite operators. To grow the CMTS business, we will attempt to capitalize on our DOCSIS 2.0 expertise and provide application solutions for DOCSIS 2.0 advanced services, including voice over Internet Protocol (VoIP) and commercial services. To the extent that sales of CPE products continue to comprise a greater proportion of our total revenues, our ability to achieve profitability in the future could be adversely affected. Secondly, we will continue to focus on lowering product costs for our CPE products through our new ODM relationship in Asia and the introduction of our new lower cost semiconductor, which is used in our CPE products. In our CMTS business, we will continue to reduce costs through improved designs, better leveraging of our contract manufacturer supply network, and the reduction of sole source components. Finally, as discussed below, we expect to benefit from a lower expense base resulting in part from restructuring activities in the first and second quarters of 2004 combined with continued focus on cost containment. Beginning in the second quarter of 2004, we currently anticipate annual savings of approximately $10.0 million derived from restructuring activities. Furthermore, as part of our restructuring efforts to refocus our business, we will continue to divest unprofitable product lines in an effort to focus on growing our business and redirect our resources. However, despite these efforts, we may not succeed in attaining profitability in the near future, if at all.

     At March 31, 2004, we had approximately $123.2 million in cash, cash equivalents and short-term investments as compared to approximately $138.6 million at December 31, 2003. The decrease in the first quarter of 2004 primarily resulted from the use of cash for operating activities. Although we believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

     Our ability to grow our business and attain profitability is dependent on our ability to effectively compete in the marketplace with our current products and services, develop and introduce new products and services, contain operating expenses and improve our gross margins, as well as the continued recovery of the communications industry. A more detailed description of the risks to our business can be found in the section captioned “Risk Factors”.

Critical Accounting Policies

     There have been no material changes to any other of our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Three Months Ended March 31, 2004

Revenues

(in thousands)

	For the three months		% Change for the three
	ended		months ended
	March 31,		March 31,
	2004	2003	2004/2003
Revenues	$41,168	$22,268	85%

     We sell directly to broadband service providers, and to a lesser extent resellers. Revenues related to our sales are recognized when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the selling price is fixed or determinable, and (4) collectibility is reasonably assured. A provision is made for estimated product returns as product shipments are made. Our existing agreements typically do not grant return rights beyond those provided by the warranty. Revenue arrangements with resellers are generally recognized when product is shipped to the resellers as we generally do not grant return rights beyond those provided by the warranty.

     Our revenues increased 85% to $41.2 million for the quarter ended March 31, 2004 compared to $22.3 million in the quarter ended March 31, 2003, primarily due to increased sales of our DOCSIS modems and Video products, as well as increased deployments of our CMTSs by cable operators, slightly offset by declining sales of our proprietary S-CDMA products.

Revenues by Groups of Similar Products

(in thousands)	For the three months		% Change for the
	ended		three months ended
	March 31,		March 31,
	2004	2003	2004/2003
Revenues by product:
CPE products	$23,776	$13,665	74%
CMTS products	11,135	4,518	146%
Video products	6,071	2,833	114%
Other products	186	1,252	(85%)

Total revenues	$41,168	$22,268	85%

     CPE revenues increased 74% for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003, due to an increase in modem sales and an increase in sales of our legacy circuit switch voice product into Europe. The number of DOCSIS modems sold increased from approximately 0.2 million units in the first quarter of 2003 to approximately 0.5 million units in the first quarter of 2004. The intensely competitive nature of the market for broadband products has resulted in significant price erosion of ASPs. However, we believe that our full transition to an ODM in Asia, which was completed in the first quarter of 2004, and the introduction of our new lower cost modem semiconductor may allow us to remain competitive in the marketplace and maintain favorable margins on these products.

     CMTS revenues increased 146% for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003, due to increased deployment of our DOCSIS products into new markets, primarily in the U.S. We currently expect CMTS revenues to continue to increase in 2004 as we generate additional revenues from existing customers, acquire new customers in Asia and the Europe, Middle East, Africa (EMEA) regions, and increase the amount of sales into second and third tier North American based Multiple System Operators (MSOs).

     Revenues from Video products increased 114% for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003, due to increased sales to United States MSOs of our DM 6400 Cherrypicker Video product. We are very encouraged by the prospects for the Video business to grow and currently believe that we will continue to see increased sales of Video products as demand for high definition television (HDTV) and other digital video services, including digital ad insertion, grows in 2004.

     Other revenues decreased 85% for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003, due to decreased sales of our legacy Telecom products. We expect sales of Telecom products to be minimal in 2004.

Revenues by Geographic Region

			% Change for the
(in thousands)	For the three months ended		three months ended
	March 31,		March 31,
	2004	2003	2004/2003
Revenues by geographic areas:
United States	$21,832	$13,048	67%
Canada	1,614	2,595	(38%)
Europe, Middle East, Africa Region (EMEA), excluding Israel	7,924	2,522	214%
Israel	3,284	343	857%
Japan	2,394	3,135	(24%)
Asia, excluding Japan	4,095	625	555%
South America	25	—	—

Total	$41,168	$22,268	85%

     Revenues in the United States increased 67% to $21.8 million in the first quarter of 2004, up from $13.0 million in the first quarter of 2003, due to increased sales of DOCSIS 2.0 CMTSs and modems as well as video products to United States MSOs. Revenues in the EMEA, Israel, and Asia, excluding Japan regions also increased in the same period due to increased sales of DOCSIS 2.0 CMTSs products. During the first quarter of 2004, we continued to emphasize sales to our United States, EMEA, and other Asian customers while placing a lower emphasis on other locations such as Canada and South America. In 2004, we currently expect revenues to continue to increase in the United States, Asian and EMEA markets. One customer accounted for 10% or more of total revenues (24%) for the three months ended March 31, 2004. Three customers accounted for 10% or more of total revenues (26%, 14%, and 10%) for the three months ended March 31, 2003. No other customer accounted for more than 10% of revenues during these periods.

Related Party Revenues

			% Change for the
(in thousands)	For the three months ended		three months ended
	March 31,		March 31,
	2004	2003	2004/2003
Related party revenues:
Harmonic revenues	$180	$379	(53%)
Rogers revenues	—	1,832	—

Total related party revenues	$180	$2,211	(92%)

     Related party revenues decreased 92% in the first quarter of 2004, compared to the first quarter of 2003. Related party revenues in the first quarter of 2003 included revenues from Rogers Communications, Inc. (Rogers) and Harmonic, Inc. (Harmonic). Alek Krstajic, a member of our board of directors, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers until January 2003. Effective in April 2003, Rogers was no longer a related party to us. Consequently, revenues attributable to Rogers were classified as related party revenues in the first quarter of 2003. Lewis Solomon, another member of our board of directors, is a member of the board of directors of Harmonic. All revenues attributable to Harmonic were included in related party revenues in the first quarter of 2004 and 2003. The decline in related party revenues was also due to a decrease of sales of our Video products to Harmonic in the first quarter of 2004 as compared to the same period in 2003. None of our related parties is a supplier to us.

     In December 2001, we entered into a co-marketing arrangement with Rogers. We paid $0.9 million to Rogers, and recorded this amount as other current assets. In July 2002, we began amortizing this prepaid asset and charging it against related party revenues in accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” We charged $0.15 million per quarter of the amortization of this asset against total revenues through December 31, 2003. The amount charged against total revenues in the three months ended March 31, 2003, totaled approximately $0.15 million. No further amounts of this co-marketing arrangement are included in other current assets after December 31, 2003 and no further amortization has or will occur in 2004.

Cost of Goods Sold and Gross Profit

			% Change for the
(in thousands)	For the three months ended		three months ended
	March 31,		March 31,
	2004	2003	2004/2003
Cost of revenues	$27,917	$18,511	51%
Cost of related party revenues	854	1,082	(21)%

Total cost of goods sold	$28,771	$19,593	47%
Gross profit	$12,397	$2,675	363%

     Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In the first quarter of 2004, cost of goods sold was approximately 70% of revenues compared to 88% of revenues in the first quarter of

2003. Cost of goods sold for the three months ended March 31, 2004 and March 31, 2003 included the benefit of reversals of approximately $1.8 million and $2.9 million, respectively, of inventory provisions, which were previously recorded as cost of goods sold. We reversed these provisions as we were able to sell inventory originally considered to be in excess and obsolete. In addition, we were able to negotiate downward certain vendor cancellation claims to terms more favorable to us.

     In the first quarter of 2004, related party cost of revenues decreased compared to the first quarter of 2003 due to lower sales of our Video products to Harmonic in the first quarter of 2004 as well as classification of cost of revenues to Rogers as related party cost of sales in the first quarter of 2003.

     Our gross profit increased 363% to $12.4 million or 30% of sales in the quarter ended March 31, 2004 compared to $2.7 million, or 12% of sales in the same period in 2003. The increase in our gross profit was primarily related to an increase in revenues during this period, an improved sales mix, higher margin video and CMTS products constituting a higher proportion of sales, and lower product manufacturing costs for modems.

     We will continue to focus on improving sales of higher margin products and reducing product manufacturing costs. We are now partnering with contract manufacturers in Asia and the U.S. for our CMTS, CPE, and video products, which may provide us with more competitive component pricing, economies of scale, and improved manufacturing capabilities. Our endeavor to shift our product mix from CPE revenues to higher margin CMTS and digital video product revenues, should enable us to increase our margins. However, there are no assurances that we will succeed in selling a greater percentage of higher margin products or reducing our product manufacturing costs.

Operating Expenses

			% Change for the
(in thousands)	For the three months ended		three months ended
	March 31,		March 31,
	2004	2003	2004/2003
Research and development	$9,467	$13,002	(27%)
Sales and marketing	$7,221	$6,729	7%
General and administrative	$2,436	$3,727	(35%)

     Research and Development. Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, and expenditures for outside engineering consultants, equipment and supplies required to develop and enhance our products. Research and development expenses decreased 27% to $9.5 million or 23% of sales in the first quarter of 2004 from $13.0 million or 58% of sales in the same period in 2003. The $3.5 million decrease in research and development expenses was attributable to $1.2 million of reductions in employee related expenses. The decrease in research and development expenses also included reductions of $0.3 million of outside engineering consultants and $2.0 million of reductions in purchases of materials, costs incurred to develop prototypes, and other research and development expenses. We believe it is critical for the Company to continue to make significant investments in research and development to create innovative technologies and products that meet the current and future requirements of our customers. Accordingly, we intend to continue our investment in research and development although at slightly lower levels. In connection with our worldwide restructuring plans in the first and second quarters of 2004, we currently expect research and development expenses to continue to decrease in 2004.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, and marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses increased by $0.5 million to $7.2 million or 18% of sales in the first quarter of 2004 from $6.7 million or 30% of sales in the same period in 2003. The increase in sales and marketing expenses was primarily due to $0.3 million in increased employee expenses due to increased headcount. The increase in sales and marketing expenses also included $0.4 million of increased spending for outside consultants, $0.1 million of increased travel costs, partially offset by $0.3 million of overall sales and marketing cost reductions. We currently expect sales and marketing expenses to continue to increase in 2004 as we recruit additional sales and marketing personnel to sell our higher margin Video products.

     General and Administrative. General and administrative expenses consist primarily of salary and benefits for administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. General and administrative expenses decreased by $1.3 million to $2.4 million or 6% of sales in the quarter ended March 31, 2004 from $3.7 million or 17% of sales in the same period in 2003. The decrease was primarily due to $0.7 million in reduced employee expenses due to lower headcount including $0.3 million of severance expense in the first quarter of 2003 related to the termination of an executive officer, $0.7 million of overall general and administrative cost decreases, partially offset by $0.1 million of increased spending for outside consultants. In connection with our worldwide restructuring plans in the first and second quarters of 2004, we currently expect general and administrative expenses to be lower than in 2003.

Restructuring Costs and Asset Write-offs

(in thousands)	For the three months
	March 31,
	2004	2003
Restructuring charges	$3,261	$2,745
Long-lived assets written-off	106	417

Restructuring costs and asset write-offs	$3,367	$3,162

     Restructuring Costs. During the first quarter of 2004, we initiated a restructuring plan. We incurred restructuring charges in the amount of $3.3 million of which $1.0 million related to employee termination costs, $0.9 million related to exit costs for an aircraft lease, and $1.4 million related to costs for excess leased facilities. As of March 31, 2004, the employment of 57 employees had been terminated, and we paid $0.7 million in termination costs and $0.2 million of costs related to the aircraft lease. We anticipate the remaining restructuring accrual related to employee termination costs to be substantially utilized in the second quarter of 2004. The remaining restructuring accrual related to the aircraft lease is expected to be substantially utilized for servicing operating lease payments or negotiated buyout of operating lease commitments, through January 2007, and the remaining restructuring accrual related to excess leased facilities, is expected to be utilized for servicing operating lease payments or negotiating a buyout of operating lease commitments, through October 2009.

     The amount of net costs accrued under the 2004 restructuring plan assumes that we will successfully sublease the aircraft and excess leased facilities. The reserve for the aircraft lease and excess leased facilities approximates the difference between our current costs for the aircraft and excess leased facilities and the estimated income derived from subleasing them, which is based on information provided by our brokers that estimated, based on assumptions relevant to the aircraft lease and real estate market conditions as of the date of our implementation of the restructuring plan, the time it would likely take to fully sub-lease the aircraft and excess leased facilities. Even though it is our intent to sublease, assign or sell our interests in the aircraft and excess facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur, if at all. In light of this uncertainty, we will periodically re-evaluate and adjust the reserve, as necessary.

     During the first quarter of 2003, we initiated a restructuring program. We incurred restructuring charges in the amount of $2.7 million related to employee termination costs and paid $2.7 million in termination costs. In the second and third quarter of 2003, we reversed $0.1 million of previously accrued termination costs related to this restructuring. At March 31, 2004, no restructuring charges remain accrued.

     In the third quarter of 2002, we initiated a restructuring program. As part of this program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities. We incurred additional restructuring charges of $3.6 million in 2002. Of the total restructuring charge, $2.3 million was related to employee termination costs. The remaining $1.3 million related primarily to costs for excess leased facilities. At March 31, 2004, restructuring charges of $1.2 million remained accrued. As of March 31, 2004, the employment of 153 employees had been terminated, and we paid $2.2 million in termination costs and $0.2 million in excess facility costs. We currently anticipate the remaining restructuring accrual, primarily relating to excess leased facilities, will be utilized for servicing operating lease payments or negotiating a buyout of operating lease commitments, through 2005.

     In 2001 we incurred restructuring charges of $12.7 million. Of the total restructuring charges recorded, $3.2 million related to employee termination costs covering 293 technical, production, and administrative employees. The remaining $9.5 million of restructuring charges related primarily to costs for excess leased facilities. As of March 31, 2004, restructuring charges of $2.9 million remained accrued. We anticipate utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiating a buyout of operating lease commitments, through 2005.

     Asset Write-offs. For the three months ended March 31, 2004 and March 31, 2003, we wrote off $0.1 million and $0.5 million, respectively, of fixed assets, which were determined to have no remaining useful life.

Non-operating Expenses

			% Change for the
(in thousands)	For the three months ended		three months ended
	March 31,		March 31,
	2004	2003	2004/2003
Interest income	$452	$902	(50%)
Interest expense	$(819)	$(837)	(2%)
Other income (expense) expense.	$280	$(40)	(800%)

     Interest Income. Interest income decreased 50% to $0.5 million in the first quarter of 2004 compared to $0.9 million in the same period in 2003. The decrease in interest income was primarily due to lower invested average cash balances, as well as lower interest rates.

     Interest Expense. Interest expense, which related primarily to interest on our Convertible Subordinated Notes (Notes) due in 2007, remained relatively flat in the first quarter of 2004 compared to the same period in 2003 as no Notes were repurchased in 2003 or 2004.

     Other Income (Expense). Other income (expense) is generally comprised of realization of foreign currency translations and realized gains or losses on investments. Other income increased to $0.3 million in the first quarter of 2004 compared to the same period in 2003, primarily due to a gain on the sale of inventory to Verilink, Inc. in 2004.

Income Taxes

(in thousands)	For the three months
	March 31,
	2004	2003
Income tax expense	$(66)	$(69)

     We have generated losses since our inception. In the first quarter of 2004 and 2003, we recorded an income tax expense related primarily to foreign taxes.

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

     On February 23, 2004, the Court issued an order disqualifying two of the lead plaintiffs. The order also states that plaintiffs’ counsel must provide certain information to the Court about counsel’s relationship with the disqualified lead plaintiffs, and it provides that defendants may serve certain additional discovery. On March 24, 2004, plaintiffs submitted certain documents to the Court in response to its order, and, on April 16, 2004, we responded to this submission. We also have initiated discovery pursuant to the Court’s February 23, 2004 order.

     On October 16, 2000, a lawsuit was filed against us and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the California Superior Court, San Luis Obispo County. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc. The factual allegations in the Bertram complaint were similar to those in the federal class action, but the Bertram complaint sought remedies under state law. Defendants removed the Bertram case to the United States District Court, Central District of California, which dismissed the complaint and transferred the case to the United States District Court, Northern District of California. That Court eventually issued an order dismissing the case. Plaintiffs have appealed this order, and their appeal was heard on April 16, 2004. The matter is now under submission.

     We believe that the allegations in both the class action and the Bertram case are without merit, and we intend to contest these matters vigorously. These matters, however, could prove costly and time consuming to defend, and there can be no assurances about the eventual outcome.

     In 2002, two shareholders filed derivative cases purportedly on behalf of us against certain of our current and former directors, officers, and investors. (The defendants differed somewhat in the two cases.) Since the cases were filed, the investor defendants have been dismissed without prejudice, and the lawsuits have been consolidated as Campbell v. Rakib in the California Superior Court, Santa Clara County. We are a nominal defendant in these lawsuits, which allege claims relating to essentially the same purportedly misleading statements that are at issue in the pending securities class action. In the securities class action, we dispute making any misleading statements. The derivative complaints also allege claims relating to stock sales by certain of the director and officer defendants.

     We believe that there are many defects in the Campbell and O’Brien derivative complaints.

     From time to time, we receive letters claiming that our technology and products may infringe on intellectual property rights of third parties. We also have in the past agreed to, and may from time to time in the future agree to, indemnify a customer of our technology or products for claims against the customer by a third party based on claims that our technology or products infringe intellectual property rights of that third party. These types of claims, meritorious or not, can result in costly and time-consuming litigation; divert management’s attention and other resources; require us to enter into royalty arrangements; subject us to damages or injunctions restricting the sale of its products, require us to indemnify its customers for the use of the allegedly infringing products; require us to refund payment of allegedly infringing products to our customers or to forgo future payments; require us to redesign certain of our products; or damage our reputation, any one of which could materially and adversely affect our business, results of operations and financial condition.

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

Liquidity and Capital Resources

     At March 31, 2004, we had approximately $76.1 million in cash and cash equivalents and $47.2 million in short-term investments.

     Cash used in operating activities for the quarter ended March 31, 2004 was $15.1 million compared to $26.8 million used in the same period in 2003. In the first quarter of 2004, significant uses of cash from operating activities included $10.2 million loss from operations, $4.7 million decrease in accounts payable, and $4.7 million of increase in gross inventory. Inventory levels increased at March 31, 2004 when compared to December 31, 2003 due to increased CMTS and modem inventories in order to meet service levels established with our key customers. In the quarter ended March 31, 2003, significant uses of cash from operating activities included a $24.0 million loss from operations, and a $4.6 million decrease in vendor cancellation reserves as we paid down these obligations, partially offset by a $3.2 million decrease in other assets, and $3.0 million decrease in inventory.

     Cash provided by investing activities for the quarter ended March 31, 2004 was $60.4 million compared to cash provided by investing activities of $6.4 million in the same period in 2003. Investing activities consisted primarily of net purchases and sales of short-term investments in the first quarter of 2004 and 2003. Cash provided by investing activities increased in the first quarter of 2004 and 2003 due to movement of short-term investments to cash and cash equivalents to fund operations.

     Cash provided by financing activities was $0.7 million in the first quarter of 2004 compared to $0.6 million in the same period in 2003 primarily due to proceeds from the exercise of stock options and the sale of shares of common stock through our Employee Stock Purchase Plan. We did not repurchase any Notes in 2003 or 2004.

     In July 2000, we issued $500.0 million of Notes, resulting in net proceeds to us of approximately $484.4 million. The Notes are a general unsecured obligation and are subordinated in right of payment to all of our existing and future senior indebtedness and to all of the liabilities of our subsidiaries. The Notes are convertible into shares of our common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. Interest is payable semi-annually. Debt issuance costs related to the Notes were approximately $15.6 million.

     Through March 31, 2004, we had repurchased approximately $434.9 million of the Notes for $171.0 million in cash and $17.9 million in stock, resulting in a gain on early retirement of debt of approximately $234.4 million net of related unamortized issuance costs of $11.6 million.

     We currently believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months. In order to obtain profitability in the future, we will need to increase revenues, primarily through sales of more profitable products, and decrease costs. In the first and second quarters of 2004, we initiated a restructurings plan, which resulted in a reduction in workforce, consolidation of certain facilities, and reduction or elimination of discretionary costs and programs. We expect to record total charges in the range of approximately $5.0 million to $5.5 million associated with these realignments. Beginning in the second quarter of 2004, we currently anticipate annual savings to be approximately $10.0 million. These statements are forward-looking in nature and involve risks and uncertainties. Actual results may vary as a result of a number of factors, including those discussed under the risk factor “Our Operating Results May Fluctuate” below and elsewhere. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, and financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. We cannot assure you that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

Contractual Obligations

     The following summarizes our contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

		Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years
Capital Lease Obligations	$0.1	$0.1	$—	$—	$—
Unconditional Purchase Obligations	32.1	32.1	—	—	—
Long Term Debt	68.4	—	1.6	65.1	1.7
Operating Lease Obligations	23.6	6.7	9.0	6.1	1.8
Aircraft Lease	4.2	1.5	2.7	—	—

Total Contractual Commitments	$128.4	$40.4	$13.3	$71.2	$3.5

     We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of March 31, 2004, we had approximately $32.1 million of purchase obligations, of which $1.4 million is included in the Consolidated Balance Sheets as accrued vendor cancellation charges, and the remaining $30.7 million is attributable to open purchase orders. The remaining obligations are expected to become payable at various times through 2004.

     We had restricted cash of $9.2 million at March 31, 2004. Restricted cash related to commitments primarily required to support operating leases, are as follows (in millions):

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than	1-3	4-5	Over 5
	Committed	1 year	years	years	years
Deposits	$1.0	$0.3	$0.7	$—	$—
Standby Letters of Credit	8.2	0.5	—	7.5	0.2

Total Commercial Commitments	$9.2	$0.8	$0.7	$7.5	$0.2

     In 2002, we entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was secured by a $9.0 million letter of credit. The letter of credit was reduced to $7.5 million in February 2003. This lease commitment is included in the table above. In March 2004, in connection with our worldwide restructuring, we notified the lessor of our intentions to locate a sub-lessor or purchaser for our remaining obligations under this lease.

Impact of Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 also requires enhanced disclosure requirements related to variable interest entities. FIN No. 46 was revised in December 2003 and is effective for the first financial reporting period ending after March 15, 2004. We adopted the provisions of FIN No. 46 for the fiscal quarter ending March 31, 2004. The adoption of FIN No. 46 did not have a material impact on our financial statements.

     In March 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. The proposed standard would require companies to expense the fair value of stock options on the grant date and would be effective at the beginning of the 2005 fiscal year. We will evaluate the requirements of the final standard, which is expected to be finalized in late 2004, to determine the impact on our results of operations.

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

     It is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we have been shipping products in volume since the first quarter of 1998. As of March 31, 2004, we had an accumulated deficit of $997.8 million. We believe that we will continue to experience challenges in selling our products at a profit and may continue to operate with net losses for the foreseeable future. In the past few years, we experienced a decrease in revenues, which was, in large part, due to the erosion of average selling prices (ASPs) of our products and a drop in CMTS sales volume due to our transition from a proprietary platform to the DOCSIS standards platform. Although our revenues increased in 2004 as compared to 2003, we still incurred losses of $10.2 million in the first quarter of 2004 . As a result of the operating deficiencies, we have had to use available cash and cash equivalents to supplement the operation of our business. Cash, cash equivalents and short term investments used in the first quarter of 2004 was $15.4 million as compared to $27.1 million used in the same period in 2003. Additionally, we generally have been unable to significantly reduce our short-term expenses in order to compensate for unexpected decreases in anticipated revenues or delays in generating anticipated revenues. For example, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price irrespective of whether we can subsequently use such quantities in our products. Further, we have been experiencing and will likely continue to experience declining ASPs of our products. We record an inventory charge to reduce our inventory to the lower of cost or market if ASPs fall below the cost of these products. In addition, we have significant operating lease commitments for facilities and equipment that generally cannot be cancelled in the short-term without substantial penalties.

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

     Our quarterly results are affected by the gross margin we achieve for the quarter relative to our gross revenues. A variety of factors influence our gross margin for a particular quarter, including, among others, the following:

•	the sales mix of our products;

•	the volume of products manufactured;

•	the type of distribution channel through which we sell our products;

•	the ASPs of our products;

•	the ability to manage excess and obsolete inventory;

•	delays in reducing the cost of our products;

•	the costs of manufacturing our products; and

•	the effectiveness of our cost reduction measures.

     We often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed, particularly in the short term. For example, a significant percentage of these operating expenses are fixed due to operating leases for our facilities and equipment. Also, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price. Because in the past, we have been unable to use all of the products that we purchased from our suppliers, we have taken vendor cancellation charges as a result of these fixed commitments, and we may have to take additional charges in the future if we are unable to use all of the products that we purchase from our suppliers. As of March 31, 2004, $32.1 million of purchase obligations were outstanding. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of our business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations, our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall. Moreover, our research and development expenses fluctuate in response to new product development, and changing industry requirements and customer demands.

     Additionally, the unit ASPs of our products declined considerably in 2002, 2003, and the first quarter of 2004, and we anticipate that unit ASPs of our products may continue to decline in the future. This has caused and will continue to cause a decrease in our gross margins if we are unable to off-set the decline in ASPs with cost reduction measures. In addition, the gross margins we realize from the sale of our products are affected by the mix of product sales between higher margin, lower volume head-end equipment, such as Cable Modem Termination Systems (CMTSs) and digital video management systems, and lower margin, higher volume Customer Premise Equipment (CPE) products, such as modems. In 2004, we expect that sales of our low-margin CPE products will continue to make up a significant portion of our revenues.

We are dependent on a small number of customers and our business could be harmed by the loss of any of these customers or reductions in their purchasing volumes.

     Our customers have undergone and continue to undergo significant consolidation in both North America and internationally, as a limited number of cable operators control an increasing number of systems. For example, the top nine cable operators in the United States operate systems that service approximately 90% of homes that receive cable services in the United States. As a result of the consolidation among cable operators, our revenue has been and will continue to be dependent on sales to the few leading cable operators worldwide. For example, one customer accounted for more than 10% of our total revenues for the quarter ended March 31, 2004 (24%). Three customers accounted for more than 10% of our total revenues for the quarter ended March 31, 2003 (26%, 14%, 10%).

     As is common in our industry, we typically do not enter into contracts with our customers in which they commit to purchase products from us. Typically, our sales are made on a purchase order or system contract basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. The loss of any of our customers can have a material adverse effect on our results of operations. Further, any reduction in orders from a given customer can likewise have a material adverse affect on our results of operations.

     Also, we may not succeed in attracting new customers as many of our potential customers have pre-existing relationships with our current or potential competitors and the continued consolidation of the cable industry reduces the number of potential customers. To attract new customers, we may be faced with intense price competition, which may affect our gross margins.

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

     DOCSIS specifications have not yet been accepted in Asia, although an increasing number of Asian cable operators are requiring product to be DOCSIS qualified or certified. An alternate specification for cable products, called the Euro-DOCSIS specification, has been formalized by TComLabs, a cable technology consortium of European cable operators, and European and some Asian cable operators have embraced it. We have contributed certain of our technologies, including our proprietary S-CDMA technology, to the Euro-DOCSIS specification. We may develop and sell products that comply with the Euro-DOCSIS specification, and we may be unsuccessful in these efforts. Even if we are successful in our efforts, we may face some of the same risks associated with our contribution of intellectual property to the CableLabs DOCSIS intellectual property pool.

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

     The broadband equipment market has been characterized by erosion of product ASPs, particularly for CPE devices. We expect this erosion to continue. The ASPs for our products are likely to continue to decline due to competitive pricing pressures, promotional programs and customers possessing strong negotiating positions who require price reductions as a condition of purchase. In addition, we believe that the widespread adoption of industry specifications, such as the DOCSIS and EuroDOCSIS specifications, is further eroding ASPs as cable modems and other similar CPE products become commodity products. Decreasing ASPs could result in decreased revenues even if the number of units sold increases. Decreasing ASPs may also require us to sell our products at much lower gross margin than in the past, and in fact, we may sell products at a loss. The primary reason that our gross profits have declined year-over year is the decline in product ASPs. As a result, we may experience substantial period-to-period fluctuations in future revenue, gross margin and operating results due to ASP erosion. Therefore, we must continue to develop and introduce on a timely basis and a cost-effective manner new products or next-generation products with enhanced functionalities that can be sold at higher gross margins. Our failure to do this could cause our revenues and gross margin to decline further.

We must achieve cost reductions or increase revenues to attain profitability.

     In prior years, we have experienced a decrease in revenue, which was, in large part, due to declining product ASPs and a drop in CMTS sales volume due to our transition from a proprietary platform to the DOCSIS standards platform. This has resulted in increased losses and made it difficult for us to attain profitability. In order to achieve profitability, we must significantly increase our revenues, reduce the cost of our products, and maintain or reduce our operating expenses.

     Although we have implemented expense reduction and restructuring plans in the past, including the latest restructurings in the first and second quarters of 2004, that have focused on cost reductions and operating efficiencies, our operating expenses are still higher than our gross margins. A large portion of our expenses, including rent, and operating lease expenditures, is fixed and difficult to reduce or change. Accordingly, if our revenue does not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition and results of operations could be materially and adversely affected.

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

     Our success will depend upon the widespread acceptance of broadband services delivered by cable television operators. The markets for these services are growing, but are not fully developed nor exploited. Additionally, these markets may not grow as cable operators may elect not to increase available bandwidth over which they can offer new services, such as high-speed Internet access, High Definition Television (HDTV), Video on Demand, and internet telephony. Cable operators may elect not to provide any or all of these new services to their customers or may not aggressively market these services to their customers. If cable operators elect not to deploy such new services or if customers elect not to subscribe to such services, it may affect our ability to sell products to cable operators as their existing equipment may meet their current infrastructure demands. We depend on cable operators to provide new services and maintain their infrastructure in such a manner that allows us to continue to sell products to them.

     Cable operators must also compete with other service providers in the delivery of services to their customers. Regional Bell Operating Companies (RBOCs), Competitive Local Exchange Carriers (CLECs), Incumbant Local Exchange Carriers (ILECs), satellite TV and other broadband service providers are aggressively competing with the cable industry to deliver broadband services via Digital Subscriber Lines or satellite broadcast technologies. We cannot accurately predict the future growth rate or the ultimate size of the market for broadband services delivered via cable. The success of RBOCs, CLECs, ILECs, satellite TV and other broadband service providers may slow or hamper the continued acceptance of cable operators in delivering broadband services, which in turn may impact demand for our products by cable operators.

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

     In recent years, the cable market has been characterized by consolidation. For example, Comcast acquired AT&T Broadband in 2003. Furthermore, cable operators may undertake additional business combinations to expand their business. We cannot predict the effect, if any, this will have on overall capital spending patterns by cable operators. The effect on our business of further industry consolidations and combinations also is uncertain.

We may fail to accurately forecast customer demand for our products.

     The nature of the cable industry makes it difficult for us to accurately forecast demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of products or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We had purchase obligations of approximately $32.1 million as of March 31, 2004, primarily to purchase minimum quantities of materials and components used to manufacture our products. We may be obligated to fulfill these purchase obligations even if demand for our products is lower than we anticipate.

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

     In order to limit financial exposure arising from litigation and/or our obligation to indemnify our officers and directors, we have historically purchased directors and officers insurance (D&O Insurance). However, the availability of D&O Insurance is becoming more difficult for companies to attain as a number of insurance underwriters no longer offer D&O Insurance and the remaining insurance underwriters offering D&O Insurance have significantly increased the premiums of such coverage. In recent years, we have experienced a significant increase in the cost of our D&O Insurance. Although the cost of our D&O insurance decreased in fiscal year 2003, our coverage amount did as well. There can be no assurance that D&O Insurance will be available to us in the future or, if D&O Insurance is available, it may be prohibitively expensive. Additionally, some insurance underwriters who offered D&O Insurance in the past have been placed into liquidation or may be, at some future point, placed into liquidation. In October 2001, one of the insurance underwriters from which we purchased D&O Insurance, Reliance Insurance Co. (Reliance), was placed into liquidation by the state of Pennsylvania. Reliance was the underwriter for one excess layer of our D&O Insurance for the period covering the claims made against us and our officers in the pending securities litigation. Because Reliance is in liquidation, we paid for the amount insured under the Reliance policy, which was $2.5 million.

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

     We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. For the quarters ended March 31, 2004 and March 31, 2003, approximately 47% and 41%, respectively, of our net revenues were from customers outside of the U.S. International sales are subject to a number of risks, including the following:

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

     While we generally invoice our foreign sales in U.S. dollars, we invoice some of our sales in Europe in Euros and other sales in the United Kingdom, Canada, Japan, Hong Kong, Korea, China, and Brazil in local currencies. Since we have also elected to take payment in Euros from our customers in local currencies and may elect to take payment in other foreign currencies in the future, we are exposed to losses as the result of foreign currency fluctuations. Additionally, we have an Israel based operation whose expenses are denominated in Israeli NIS. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to those foreign customers could result in decreased sales.

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

     We have significant operations in Israel. Our operations in Israel consist primarily of research and development, and to a lesser extent sales and manufacturing. Revenues generated by our business in Israel were $3.5 million and $0.8 million for the quarters ending March 31, 2004 and March 31, 2003, respectively. Our research and development operations may be significantly affected by conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have continued over the past year, which could disrupt some of our operations. We could be adversely affected by any major hostilities involving Israel. As a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. A number of our employees based in Israel are currently obligated to perform annual military reserve duty and are subject to being called to active duty at any time under emergency circumstances. We cannot assess the full impact of these requirements and the hostilities on our workforce, business or operations if conditions should change, and we cannot predict the effect of any expansion or reduction of these obligations or the hostilities.

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

The deployment process for our equipment may be lengthy and may delay the receipt of new orders and cause fluctuations in our revenues.

     The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as fiber optic cable, and the need for local zoning and licensing approvals. We believe that changes in our customers’ deployment plans have delayed, and may in the future delay, the receipt of new orders. Since the majority of our sales have been to relatively few customers, a delay in equipment deployment with any one customer has in the past had, and could in the future, have a material adverse effect on our sales for a particular quarter.

Our industry is highly competitive with many larger and more established competitors.

     The market for our products is extremely competitive and is characterized by rapid technological change. Our direct competitors include Ambit Microsystems Corporation, Cisco Systems, ADC, Arris, BigBand Networks, Motorola, Scientific-Atlanta and Toshiba. Additionally, we face competition from early stage companies with access to significant financial backing that improve existing technologies or develop new technologies. The principal competitive factors in our market include the following:

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

     Many of our current and potential competitors have greater financial, technical, marketing, distribution, customer support and other resources, as well as better name recognition and access to customers than we do. The widespread adoption of DOCSIS and other industry standards has and is likely to continue to cause increased price competition. We believe that the adoption of these standards have resulted in and are likely to continue to result in lower ASPs for our products. Any increased price competition or reduction in sales of our products, particularly our higher margin head-end products, has resulted and will continue to result in decreased revenue and downward pressure on our gross margin. These competitive pressures have and are likely to continue to have an adverse impact on our business.

We are dependent on key personnel.

     Due to the specialized nature of our business, we are highly dependent on the continued service of, and on the ability to attract and retain, qualified senior management, engineering, sales and marketing personnel. The competition for some of these personnel is intense. The loss of any of these individuals may disrupt and be harmful to our business. In addition, if we are unable to hire qualified personnel as needed, we may be unable to adequately manage and grow our business.

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

     Additionally, turnover in personnel and the recruitment and retention of a new executive staff, if necessary, could create a number of transitional challenges for us.

Our business is subject to the risks of product returns, product liability and product defects.

     Products like ours are very complex and can frequently contain undetected errors or failures, especially when first introduced or when new versions are released. Despite testing, errors may occur. Product errors could affect the performance or interoperability of our products, delay the development or release of new products or new versions of products, adversely affect our reputation and our customers’

willingness to buy products from us and adversely affect market acceptance or perception of our products. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the products, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. Although we have limitation of liability provisions in our standard terms and conditions of sale, they may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entails the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

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

     We believe that the future success of our business will depend on our ability to translate the technological expertise and innovation of our employees into new and enhanced products. We have entered into confidentiality and invention assignment agreements with our employees, and we enter into non-disclosure agreements with many of our suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. These contractual arrangements, as well as statutory protections, may not prove sufficient to prevent misappropriation of our trade secrets or technology or deter independent third-party development of similar technologies. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. We may, in the future, take legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial position and liquidity.

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

     As is typical in the industry in which we operate, we have been and may from time to time be notified of claims that we may be infringing intellectual property rights owned by third parties. We also have in the past agreed to, and may from time to time in the future agree to, indemnify a customer of our technology or products for claims against the customer by a third party based on claims that our technology or products infringe patents of that third party. We further believe that companies may be increasingly subject to infringement claims as distressed companies and individuals attempt to generate cash by enforcing their patent portfolio against a wide range of products. These types of claims, meritorious or not, can result in costly and time-consuming litigation; divert management’s attention and other resources; require us to enter into royalty arrangements; subject us to damages or injunctions restricting the sale of our products, require us to indemnify our customers for the use of the allegedly infringing products; require us to refund payment of allegedly infringing products to our customers or to forgo future payments; require us to redesign certain of our products; or damage our reputation. Our failure to obtain a license for key intellectual property rights from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacturing of products utilizing the technology. Alternatively, we could be required to expend significant resources to develop non-infringing technology with no assurances that we would be successful in such endeavors. The occurrence of any of the above events could materially and adversely affect our business, results of operations and financial condition.

Our indebtedness could adversely affect our financial condition; we may incur substantially more debt.

     As of March 31, 2004, we had approximately $68.6 million of long-term obligations of which $65.1 million is long-term debt associated with our Notes. This level of indebtedness may adversely affect our stockholders by:

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

     Our main source of liquidity continues to be our unrestricted cash on hand. In addition and as a result of our history of operating losses, we expect to continue to use our unrestricted cash to fund operating losses in the future. Our cash, cash equivalents, and short-term investments decreased to $123.2 million at March 31, 2004, from $138.6 million at December 31, 2003. If our operating losses are more severe than expected or continue longer than expected, we may find it necessary to seek other sources of financing to support our capital needs and provide available funds for working capital. Given the current condition of the capital markets, there are few sources of financing available to us. Commercial bank financing may not be available to us on acceptable terms. Accordingly, any plan to raise additional capital, if available to us, would likely involve an equity-based or equity-linked financing, such as the issuance of convertible debt, common stock or preferred stock, which would be dilutive to our stockholders. If we are unable to procure additional working capital, as necessary, we may be unable to continue operations.

     On October 7, 2003, we filed a registration statement on Form S-3 with the Securities and Exchange Commission. This shelf registration statement, which was declared effective by the SEC on November 4, 2003, will allow us to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock, from time to time up to an aggregate of $125.0 million, subject to market conditions and our capital needs. On November 7, 2003, we filed a prospectus supplement with reference to our intention to offer 10,800,000 shares of common stock, which would have result in gross proceeds of $75.0 million. On November 14, 2003, we withdrew our previously announced public offering of 10,800,000 shares of common stock under the shelf registration statement.

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

     In April 2004, we sold all of our ownership in Radwiz, Ltd., Ultracom Communications Holdings Ltd., and Combox Ltd. to a third party for a total of approximately $150,000. In connection with this purchase, the acquirer received assets, liabilities, and inventories related to these subsidiaries.

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

     We made ten acquisitions during the period between 1999 and 2000. Due to various economic conditions, none of the products from our acquired businesses have achieved the level of market acceptance that was forecasted at the time of their acquisitions. Additionally, certain product groups have not achieved the level of technological development needed to be marketable or to expand the market. We recorded impairment losses of approximately $4.0 million and $572.8 million of intangible assets related to these acquisitions in December 31, 2002 and 2001, respectively. As of March 31, 2004, no intangible assets from these acquisitions remained.

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

     Our corporate headquarters, as well as the majority of our research and development activities and some manufacturing operations are located in California, an area known for seismic activity. In addition, the operations of some of our key suppliers and manufacturers are also located in this area and in other areas known for seismic activity, such as Taiwan. An earthquake, or other significant natural disaster, could result in an interruption in our business or the operations of one or more of our key suppliers. Our California operations may also be subject to disruptions in power supply, such as those that occurred in 2001. Our business may also be impacted by labor issues related to our operations and/or those of our suppliers, service providers, or customers. Such an interruption could harm our operating results. We may not carry sufficient business interruption insurance to compensate for any losses that we may sustain as a result of any natural disasters or other unexpected events.

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

     On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The new act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and tougher penalties for securities fraud. In addition, the Securities and Exchange Commission and Nasdaq have adopted rules in furtherance of the act. This act and the related new rules and regulations will likely have the effect of increasing the complexity and cost of our company’s corporate governance and the time our executive officers spend on such issues, and may increase the risk of personal liability for our board members, chief executive officer, chief financial officer and other executives involved in our company’s corporate governance process. As a result, it may become more difficult for us to attract and retain board members and executive officers involved in the corporate governance process. In addition, we have experienced, and will continue to experience, increased costs associated with being a public company, including additional professional and independent auditor fees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 50 basis point increase in interest rates would result in an approximate $90,000 decline (less than 1%) in the fair value of our available-for-sale securities.

Foreign Currency Risk.

     A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions from Belgium, United Kingdom, Hong Kong, Canada, Japan, Brazil, Korea, China and Israel denominated in local currencies. A hypothetical adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $119,000.

     All of the potential changes noted above are based on sensitivity analyses performed on our financial positions at March 31, 2004. Actual results may differ materially.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See “Litigation” under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

The Company furnished the following Current Reports on Form 8-K during the three months ended March 31, 2004:

1.	On January 12, 2004, the Company filed a report on Form 8-K announcing that it would present an overview of the Company to investors at the Sixth Annual Needham & Company Growth Conference on Tuesday, January 6, 2004.

2.	On January 27, 2004, the Company filed a report on Form 8-K announcing via press release the Company’s financial results for the fourth quarter ended December 31, 2003.

3.	On January 29, 2004, the Company filed a report on Form 8-K announcing that on January 9, 2004, it had issued a press release announcing the conference call scheduled for January 27, 2004 to release the financial results for the quarter ended December 31, 2003, on January 12, 2004, the Company issued a press release announcing the appointment of Michael Adams to Vice President, Video Architecture Technology, and on January 20, 2004, the Company issued a press release announcing Adelphia Communications, Inc., deployed the Terayon DM 6400 Network CherryPicker™ in more than 40 of its cable headends in order to deliver HDTV (High Definition TV) service in its Northeast, Central and Southeast divisions.

4.	On February 2, 2004, the Company filed a report on Form 8-K announcing that FOX Broadcasting Company has chosen the new Terayon BP 5100 broadcast platform to power its HD broadcast delivery system. Terayon is working in concert with Thomson Broadcast & Media Solutions in this effort.
5.	On March 2, 2004, the Company filed a report on Form 8-K announcing that Jupiter Telecommunications (J-COM Broadband) is using the Terayon BW 3500 DOCSIS® 2.0 Cable Modem Termination System (CMTS) and Terayon TJ 735x cable modems.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	TERAYON COMMUNICATION SYSTEMS, INC.
By /s/ Arthur T. Taylor
Arthur T. Taylor
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.