Form 10-Q
period 2004-06-30
TERAYON COMMUNICATION SYSTEMS
filed 2004-07-27
CIK 1052303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004
OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

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

     As of July 20, 2004 registrant had outstanding 75,562,071 shares of Common Stock.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERAYON COMMUNICATION SYSTEMS, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,783	$30,188
Short-term investments	68,489	108,452
Accounts receivable, net	26,779	29,199
Accounts receivable from related parties	1,105	600
Other current receivables	2,339	3,662
Inventory	21,403	16,364
Other current assets	1,982	2,883

Total current assets	169,880	191,348
Property and equipment, net	10,045	11,871
Restricted cash	9,212	9,212
Other assets, net	2,220	2,809

Total assets	$191,357	$215,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,480	$26,049
Accrued payroll and related expenses	4,919	6,537
Deferred revenues	5,091	3,423
Warranty reserves	4,191	5,509
Accrued executive severance and restructuring charges	9,070	4,500
Accrued vendor cancellation charges	713	2,869
Other accrued liabilities	4,382	5,036
Interest payable and current portion of long-term debt	1,356	1,358
Other current obligations	6	124

Total current liabilities	46,208	55,405
Long-term obligations	3,156	3,366
Convertible subordinated notes	65,081	65,081
Commitments and contingencies
Stockholders’ equity:
Common stock	76	75
Additional paid in capital	1,082,811	1,082,036
Accumulated deficit	(1,002,668)	(987,560)
Deferred compensation	—	(22)
Treasury stock, at cost	(773)	(773)
Accumulated other comprehensive loss	(2,534)	(2,368)

Total stockholders’ equity	76,912	91,388

Total liabilities and stockholders’ equity	$191,357	$215,240

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$40,138	$29,964	$80,560	$50,404
Related party revenues	2,644	635	3,389	2,463

Total revenues	42,782	30,599	83,949	52,867
Cost of revenues	27,046	23,549	55,598	42,200
Cost of related party revenues	614	187	832	1,128

Total cost of revenues	27,660	23,736	56,430	43,328

Gross profit	15,122	6,863	27,519	9,539
Operating expenses:
Research and development	8,516	10,432	17,984	23,434
Sales and marketing	5,411	6,560	12,632	13,290
General and administrative	2,953	3,000	5,388	6,728
Executive severance, restructuring costs and asset write-offs	3,579	(115)	6,946	3,046

Total operating expenses	20,459	19,877	42,950	46,498

Loss from operations	(5,337)	(13,014)	(15,431)	(36,959)
Interest income	460	909	912	1,811
Interest expense	(826)	(814)	(1,643)	(1,651)
Other income (expense)	921	(160)	1,200	(200)

Loss before income tax expense	(4,782)	(13,079)	(14,962)	(36,999)
Income tax expense	(79)	(60)	(146)	(129)

Net loss	$(4,861)	$(13,139)	$(15,108)	$(37,128)

Net loss per share, basic and diluted	$(0.06)	$(0.18)	$(0.20)	$(0.50)

Shares used in per share calculation, basic and diluted	75,551	73,721	75,534	73,715

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Operating activities:
Net loss	$(15,108)	$(37,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,319	5,155
Amortization related to stock options	17	8
Lower of cost or market inventory (provision) recovery	969	(5,828)
Write-off and disposal of fixed assets	130	485
Changes in operating assets and liabilities:
Accounts receivable	2,420	(6,845)
Accounts receivable from related parties	(505)	277
Inventory	(6,008)	8,560
Other current and non-current assets	2,813	6,573
Accounts payable	(9,569)	(4,087)
Accrued payroll and related expenses	(1,618)	52
Deferred revenues	1,668	1,047
Accrued warranty	(1,318)	(434)
Accrued executive severance and restructuring	4,570	(1,248)
Accrued vendor cancellation charges	(2,156)	(8,685)
Other accrued liabilities	(806)	(1,836)

Net cash used in operating activities	(21,182)	(43,934)

Investing activities:
Purchases of short-term investments	(78,000)	(107,058)
Proceeds from sales and maturities of short-term investments	117,429	102,631
Purchases of property and equipment	(1,623)	(1,355)

Net cash provided by (used in) investing activities	37,806	(5,782)

Financing activities:
Principal payments on capital leases	(178)	(63)
Proceeds from issuance of common stock	781	619

Net cash provided by financing activities	603	556
Effect of exchange rate changes	368	547

Net increase (decrease) in cash and cash equivalents	17,595	(48,613)
Cash and cash equivalents at beginning of period	30,188	117,079

Cash and cash equivalents at end of period	$47,783	$68,466

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Description of Business

     Terayon Communication Systems, Inc., or the Company, was incorporated under the laws of the State of California on January 20, 1993. In July 1998, the Company reincorporated in the State of Delaware.

     The Company develops, markets and sells equipment to broadband service providers who use the Company’s products to deliver broadband voice, video and data services to residential and business subscribers.

Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements at June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 have been included.

     Results for the three and six months ended June 30, 2004 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Form 10-K dated March 15, 2004, as filed with the U.S. Securities and Exchange Commission. The accompanying balance sheet at December 31, 2003 is derived from audited consolidated financial statements at that date.

Reclassifications

     Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

Basis of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

     The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ from those estimates. Areas that are particularly significant include the Company’s valuation of its accounts receivable and inventory reserves, the assessment of recoverability and the measurement of impairment of fixed assets, and the recognition of warranty and restructuring reserves.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss, as reported	$(4,861)	$(13,139)	$(15,108)	$(37,128)
Add: Stock-based compensation under APB 25	—	3	—	8
Deduct: Stock option compensation expense determined under fair value-based method	(3,703)	(5,411)	(8,213)	(11,588)
Employee stock purchase plan compensation expense determined under fair value-based method	(357)	(301)	(713)	(1,280)

Pro forma net loss	$(8,921)	$(18,848)	$(24,034)	$(49,998)

Pro forma net loss per share, basic and diluted	$(0.12)	$(0.26)	$(0.32)	$(0.68)

Shares used in computing pro forma net loss per share, basic and diluted	75,551	73,721	75,534	73,715

Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$3,597	$1,440
Work-in-process	211	660
Finished goods	17,595	14,264

Total inventory	$21,403	$16,364

Purchase Obligations

     The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations consist of purchase orders placed with vendors for goods and services and require the Company to purchase minimum quantities of the suppliers’ products at a specified price. As of June 30, 2004, $27.0 million of purchase obligations were outstanding. The Company accrues for vendor cancellation charges in amounts, which represent management’s estimate of the Company’s exposure to vendors for its inventory commitments. At June 30, 2004, accrued vendor cancellation charges were $0.7 million and the remaining $26.3 million was attributable to open purchase orders in the normal course of business. The remaining obligations are expected to become payable at various times throughout 2004.

     For the three and six months ended June 30, 2004, the Company reversed approximately $0.8 million and $2.1 million, respectively of accrued vendor cancellation charges, which were previously recorded as cost of goods sold. For the three and six months ended June 30, 2003, the Company reversed approximately $2.1 million and $4.4 million, respectively of accrued vendor cancellation charges. The Company reversed these charges as it was able to negotiate downward certain vendor cancellation to more favorable terms. Additionally, during the three and six months ended June 30, 2004, the Company reversed approximately $0.3 million and $0.8 million, respectively, of inventory provisions, which were previously recorded as cost of goods sold. During the three and six months ended June 30, 2003, the Company reversed approximately $1.0 million and $1.7 million, respectively of inventory provisions. The Company reversed these provisions as it was able to sell inventory originally considered to be excess or obsolete.

Net Loss Per Share

     A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(4,861)	$(13,139)	$(15,108)	$(37,128)

Shares used in computing basic and diluted net loss per share	75,551	73,721	75,534	73,715

Basic and diluted net loss per share	$(0.06)	$(0.18)	$(0.20)	$(0.50)

     Options and warrants to purchase 15,836,009 and 17,394,492 shares of common stock were outstanding at June 30, 2004 and June 30, 2003, respectively, but were not included in the computation of diluted net loss per share, since the effect would have been antidilutive.

Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consist of net unrealized gains or losses on short-term investments and accumulated net foreign currency translation gains or losses.

The following are the components of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(4,861)	$(13,139)	$(15,108)	$(37,128)
Cumulative translation adjustments	444	516	368	547
Change in unrealized loss on available- for-sale investments	(537)	(188)	(534)	(411)

Total comprehensive net loss	$(4,954)	$(12,811)	$(15,274)	$(36,992)

Impact of Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 also requires enhanced disclosure requirements related to variable interest entities. FIN No. 46 was revised in December 2003 and is effective for the first financial reporting period ending after March 15, 2004. The Company adopted the provisions of FIN No. 46 for the fiscal quarter ending March 31, 2004, and the adoption did not have a material impact on the Company’s financial statements.

     In March 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. The proposed standard would require companies to expense the fair value of stock options on the grant date and would be effective at the beginning of the Company’s 2005 fiscal year. The Company will evaluate the requirements of the final standard, which is expected to be finalized in late 2004, to determine its impact on the Company’s results of operations.

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

     On October 16, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the California Superior Court, San Luis Obispo County. This

lawsuit is titled Bertram v. Terayon Communications Systems, Inc. The factual allegations in the Bertram complaint were similar to those in the federal class action, but the Bertram complaint sought remedies under state law. Defendants removed the Bertram case to the United States District Court, Central District of California, which dismissed the complaint and transferred the case to the United States District Court, Northern District of California. That Court eventually issued an order dismissing the case. Plaintiffs have appealed this order, and their appeal was heard on April 16, 2004. On June 9, 2004, the United States Court of Appeals for the Ninth Circuit affirmed the order dismissing the Bertram case.

     The Court of Appeals’ opinion affirming dismissal of the Bertram case does not end the class action, and the plaintiffs in the Bertram case may still seek review of the Court of Appeals’ decision. The Company believes that the allegations in both the class action and the Bertram case are without merit, and the Company intends to contest these matters vigorously. These matters, however, could prove costly and time consuming to defend, and there can be no assurances about the eventual outcome.

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

3. Operating Segment Information

     The Company operates as one business segment.

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues by product:
CMTS products	$10,291	$8,631	$21,588	$13,199
CPE products	24,983	17,004	48,597	30,649
Video products	7,508	3,699	13,579	6,532
Other products	—	1,265	185	2,487

Total revenues	$42,782	$30,599	$83,949	$52,867

Revenues by geographic areas:
United States	$21,226	$17,672	$43,058	$31,179
Canada	224	(309)	1,838	736
Europe, Middle East, Africa Region (EMEA), excluding Israel	7,041	7,369	14,965	10,700
Israel	5,931	399	9,215	811
Japan	3,294	3,646	5,688	6,812
Asia, excluding Japan	5,037	1,811	9,132	2,610
South America	29	11	53	19

Total	$42,782	$30,599	$83,949	$52,867

	June 30,	December 31,
	2004	2003
Long-lived assets:
United States	$17,311	$19,630
Canada	576	810
Europe	138	175
Israel	3,391	3,104
Asia	61	173

Total long-lived assets	21,477	23,892
Total current assets	169,880	191,348

Total assets	$191,357	$215,240

     Two customers accounted for 10% or more of total revenues (25% and 12%) for the three months ended June 30, 2004. Two customers accounted for 10% or more of total revenues (23% and 10%) for the six months ended June 30, 2004. Five customers accounted for 10% or more of total revenues (16%, 13%, 13%, 13%, and 12%) for the three months ended June 30, 2003. Three customers accounted for 10% or more of total revenues (28%, 11%, and 10%) for the six months ended June 30, 2003.

4. Executive Severance, Restructuring Charges and Asset Write-offs

Executive Severance

     In June 2004, the Company entered into separation agreements with two executive officers. The Company recorded a severance provision of $1.7 million related to termination costs for these officers. Most of the separation costs are expected to be paid in the third quarter of 2004 with nominal amounts for employee benefits paid through the third quarter of 2005.

Restructuring

     First and Second Quarter 2004 Restructurings

     During the first quarter of 2004, the Company approved a restructuring plan. The Company incurred restructuring charges in the amount of $3.3 million in the first quarter of which $1.0 million related to employee termination costs, $0.9 million related to costs to exit an aircraft lease, and $1.4 million related to costs for excess leased facilities. The Company incurred restructuring charges in the amount of $1.15 million in the second quarter related to additional costs for excess leased facilities, which were contemplated in the first quarter plan. Net costs accrued under this restructuring plan, included estimated sublease income from the aircraft and the excess leased facilities. As of June 30, 2004, the employment of 58 employees had been terminated, and the Company had paid $0.8 million in termination costs. The amount of net costs accrued under the first quarter 2004 restructuring plan assumes that the Company will successfully sublease the aircraft and excess leased facilities. The reserve for the aircraft lease and excess leased facilities was based on information provided by the Company’s brokers that estimated, based on assumptions relevant to the aircraft and real estate market conditions as of the date of the Company’s plan, the time it would be likely to take until the aircraft and excess facilities would be fully sub-leased. Even though it is the intent of the Company to sublease, assign or sell its interests in the aircraft and excess facilities at the earliest possible time, the Company cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, based on estimates, the Company periodically re-evaluates and adjusts the reserve, as necessary. The Company currently anticipates the remaining restructuring accrual related to employee termination costs to be substantially utilized by the end of 2004. The remaining restructuring accrual related to the aircraft lease is expected to be substantially utilized for servicing operating lease payments of operating lease commitments, through January 2007, and the remaining restructuring accrual related to excess leased facilities, is expected to be utilized for servicing operating lease payments through October 2009.

     In the second quarter of 2004, the Company re-evaluated the first quarter 2004 restructuring charge for the aircraft lease termination. Based on market conditions and new assumptions provided by the Company’s broker, the Company increased the charge for the aircraft lease termination by $0.8 million.

     A summary of the first and second quarter 2004 accrued restructuring charges is as follows (in thousands):

		Aircraft	Excess
	Involuntary	Lease	Leased
	Terminations	Termination	Facilities	Total
Total charge for the first quarter of 2004	$952	$934	$1,375	$3,261
Additional charges for the second quarter of 2004			1,148	1,148
Cash payments	(795)	(618)	(238)	(1,651)
Revaluation	—	812	(63)	749

Balance at June 30, 2004	$157	$1,128	$2,222	$3,507

     2003 Restructuring

     During the first quarter of 2003, a restructuring plan was approved. The Company incurred restructuring charges in the amount of $2.7 million related to employee termination costs. All accrued restructuring costs related to the 2003 restructuring had been paid as of December 31, 2003.

     2002 and 2001 Restructurings

     During 2001, a restructuring plan was approved and the Company incurred restructuring charges in the amount of $12.7 million of which $2.7 million remained accrued at June 30, 2004, for excess leased facilities. During 2002, another restructuring plan was approved, which increased the reserve for excess leased facilities due to the exiting of additional space within the same facility. The Company incurred restructuring charges in the amount of $3.6 million for the 2002 restructuring of which $1.2 million remained accrued at June 30, 2004 for excess leased facilities. The Company currently anticipates the remaining restructuring accrual relating to excess leased facilities, will be utilized for servicing operating lease payments or negotiating a buyout of operating lease commitments, through 2005.

     The following table summarizes the costs and activities during 2004, related to the 2002 and 2001 restructuring (in thousands):

Excess Leased Facilities
Balance at December 31, 2003	$4,500
Cash Payments	(619)

Balance at June 30, 2004	$3,881

Asset Write-offs

     For the six months ended June 30, 2004, the Company wrote off $0.1 million, of fixed assets, which were determined to have no remaining useful life. For the six months ended June 30, 2003, the Company wrote off $0.5 million of fixed assets, which were determined to have no remaining useful life. The Company did not write-off any fixed assets during the three months ended June 30, 2004 or June 30, 2003.

5. Related Party Transactions

     Lewis Solomon, a member of the Company’s Board of Directors and a member of the Company’s Nominating and Governance Committee and Compensation Committee, is also a member of the Board of Directors of Harmonic, Inc. (Harmonic). Additionally, Harmonic is an authorized, non-exclusive reseller of certain of the Company’s video products. For the three and six months ended June 30, 2004, related party revenue included $2.6 million and $3.4 million, respectively, of revenue from Harmonic. For the three and six months ended June 30, 2003, related party revenue included $0.6 million and $1.0 million, respectively, of revenue from Harmonic.

     Alek Krstajic, a member of the Company’s Board of Directors, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers Communications, Inc. (Rogers) until January 2003. Beginning April 1, 2003, the Company no longer recognized revenues related to Rogers as related party revenue because Rogers was no longer considered to be a related party. For the six months ended June 30, 2003, the Company recognized $1.5 million of Rogers’s related party revenue, net of amortization of co-marketing expense.

     In the six months ended June 30, 2004, the Company paid Mr. Krstajic $30,000 for consulting service provided to the Company.

     In December 2001, the Company entered into a co-marketing arrangement with Rogers to promote the Company’s brand and identify its products. The Company paid $0.9 million to Rogers, and recorded this amount as other current assets. In July 2002, the Company began amortizing this prepaid asset and charging it against revenue in accordance with the Emerging Issues Task Force 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” Amounts charged against revenues in the three and six months ended June 30, 2003, totaled approximately $1.4 million and $2.8 million, respectively. This asset was fully amortized during 2003.

     Cost of related party revenues in the Company’s consolidated statements of operations consists of direct and indirect costs. Accounts receivable from Harmonic totaled approximately $1.1 million at June 30, 2004. None of the related parties is a supplier to the Company.

6. Sale of Assets

     On April 2, 2004, the Company sold all of its ownership in Radwiz, Ltd., Ultracom Communications Holdings Ltd. and Combox Ltd. to a third party for a cash payment of $150,000. In connection with this disposition, the acquirer received obsolete inventories with no book value, $0.2 million of selected net assets, and assumed $1.35 million of net liabilities related to these subsidiaries. The Company recorded a net gain of $1.3 million on this transaction in the second quarter of 2004, which is included as an element of other income (expense) in the accompanying condensed consolidated statement of operations.

7. Product Warranties

     The Company provides for estimated product warranty expenses when it sells the related products. Because warranty estimates are forecasts based on the best available information — mostly historical claims experience — claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties for the six months ended June 30, 2003 and 2004, is as follows (in thousands):

		Additions	Expiration	Charges for
	Balance at	Charged	of	Warranty	Balance at
	Beginning	to	Accrued	Services	End of
	of Period	Expenses	Warranty	Provided	Period
Six months ended June 30, 2003
Warranty reserve	$8,607	1,010	—	(1,444)	$8,173
Six months ended June 30, 2004
Warranty reserve	$5,509	1,922	(1,300)	(1,940)	$4,191

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

Overview

     We develop, market and sell cable modem termination systems (CMTS), customer premise equipment (CPE) products, including cable modems, and digital video equipment. Our revenues are generated principally from sales of these three major product groups either directly to broadband service providers through direct sales forces primarily in North America, Europe and Asia or indirectly through resellers.

     In 2003, we completed the transition from selling proprietary-based products to selling standards-based products using the Data Over Cable System Interface Specification (DOCSIS) 2.0 specification. Due primarily to the adoption of DOCSIS 2.0, we now generate DOCSIS CMTS and cable modem sales to U.S. cable operators as well as to global customers.

     Our gross margins fluctuate from period to period primarily as a result of the mix of products we sell. Specifically, we derive substantially higher margins from sales of our CMTS and digital video equipment products than we do from sales of our CPE products, which are subject to intense price competition. To date a majority of our total revenues have been generated from sales of our CPE products. We anticipate that the erosion of average selling prices (ASPs) of our CPE products will continue. We also believe that the widespread adoption of industry specifications, such as the DOCSIS specifications, will further erode ASPs. We are working to mitigate pressures on our gross margins by continuing to focus on product manufacturing cost reductions, especially for our CPE products. In the first quarter of 2004, we largely completed our transition to a new original design manufacturer (ODM) in Asia for our CPE products. To the extent that the containment of our product costs do not keep pace with ASP declines, our gross margins will be adversely affected.

     We have not been profitable since our inception. For the three and six months ended June 30, 2004, we had a net loss of $4.9 million and $15.1 million, respectively. We believe our ability to achieve profitability in the long term will depend primarily on three factors. The first factor is our ability to achieve improved gross margins through an improved sales mix by increasing sales of higher margin digital video and CMTS products relative to the sales of CPE products. To increase sales of digital video products, we are targeting new markets such as the broadcast sector and promoting new applications such as high definition television (HDTV) and digital insertion to cable and satellite operators. To grow the CMTS business, we will attempt to capitalize on our DOCSIS 2.0 expertise and provide application solutions for DOCSIS 2.0 advanced services, including voice over Internet Protocol (VoIP) and commercial services. To the extent that sales of CPE products continue to comprise a greater proportion of our total revenues, our ability to achieve profitability in the future could be adversely affected. Secondly, we will continue to focus on lowering product costs for our CPE products through our new ODM relationship in Asia and the introduction of our new lower cost semiconductor, which is used in our CPE products. In our CMTS business, we will continue to reduce costs through improved designs, better leveraging of our contract manufacturer supply network, and the reduction of sole source components. Finally, as discussed below, we expect to benefit from a lower expense base resulting in part from restructuring activities in the first and second quarters of 2004 combined with continued focus on cost containment. Beginning in the second quarter of 2004, we anticipate annual savings of approximately $10.0 million derived from restructuring activities. Furthermore, as part of our restructuring efforts to refocus our business, we will continue to divest unprofitable product lines in an effort to focus on growing our business and redirect our resources. However, despite these efforts, we may not succeed in attaining profitability in the near future, if at all.

     At June 30, 2004, we had approximately $116.3 million in cash, cash equivalents and short-term investments as compared to approximately $138.6 million at December 31, 2003. The decrease in the first half of 2004 primarily resulted from the use of cash for operating activities. Although we believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

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

     In the third quarter of 2004, Jerry Chase was appointed as the Company’s new Chief Executive Officer, and Arthur Taylor, the Company’s Chief Financial Officer, resigned.

Critical Accounting Policies

     There have been no material change to any of our critical accounting policies and estimates as disclosed in our annual report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Three and Six Months Ended June 30, 2004 and June 30, 2003

Revenues

(in thousands)

					% Change for	% Change for
	For the three		For the six		the three	the six months
	months ended		months ended		months ended	ended
	June 30,		June 30,		June 30,	June 30,
	2004	2003	2004	2003	2004/2003	2004/2003
Revenues	$42,782	$30,599	$83,949	$52,867	40%	59%

     We sell directly to broadband service providers, and to a lesser extent, indirectly through resellers. Revenues related to our sales are recognized when: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the selling price is fixed or determinable, and (4) collectibility is reasonably assured. A provision is made for estimated product returns as product shipments are made. Our existing agreements typically do not grant return rights beyond those provided by the warranty. Revenue arrangements with resellers are generally recognized when product is shipped to the resellers as we generally do not grant return rights beyond those provided by the warranty.

     Our revenues increased 40% to $42.8 million for the quarter ended June 30, 2004 compared to $30.6 million in the quarter ended June 30, 2003, primarily due to increased sales of our DOCSIS modems and video products, increased deployments of our CMTSs by cable operators, and increased sales of our legacy Multigate circuit-switch product, slightly offset by the lack of sales of our proprietary S-CDMA products in the second quarter of 2004 which were present in 2003.

     Our revenues increased 59% to $83.9 million for the six months ended June 30, 2004 compared to $52.9 million for the six months ended June 30, 2003, primarily due to increased sales of our DOCSIS modems and video products, increased deployments of our CMTSs by cable operators, and increased sales of our legacy circuit-switch voice product, slightly offset by decreased sales of our proprietary S-CDMA products. We expect total revenues to decline slightly in the third quarter of 2004 compared to the first and second quarters of 2004 primarily due to a decrease in sales of our CPE products including our Multigate circuit-switch product line, partially offset by increased sales of our video products.

Revenues by Groups of Similar Products

(in thousands)

					% Change for	% Change for
	For the three		For the six		the three	the six months
	months ended		months ended		months ended	ended
	June 30,		June 30,		June 30,	June 30,
	2004	2003	2004	2003	2004/2003	2004/2003
Revenues by product:
CMTS products	$10,291	$8,631	$21,588	$13,199	19%	64%
CPE products	24,983	17,004	48,597	30,649	47%	59%
Video products	7,508	3,699	13,579	6,532	103%	108%
Other products	—	1,265	185	2,487	—	(93%)

Total revenues	$42,782	$30,599	$83,949	$52,867	40%	59%

     CMTS revenues increased 19% for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003, and increased 64% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This increase was due to additional deployment of our DOCSIS products into new markets, primarily in the U.S. We have intensified our efforts to win new CMTS business through more direct engagement with key potential customers, specifically in Asia, Japan, and Europe. We are optimistic this may continue to yield improved results in the near future as we generate additional revenues from existing customers, acquire new customers, and increase the amount of sales into second and third tier North American-based multiple system operators (MSOs). Additionally, we are reviewing the opportunities available in the CMTS market and are assessing potentially viable strategies for growth and profitability, including leveraging what we believe to be a leadership position in commercial services. We expect CMTS revenues to be relatively flat in the third quarter of 2004 compared to the first and second quarters of 2004.

     CPE revenues increased 47% for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003, due to an increase in modem sales, and to a lesser extent, an increase in sales of our legacy circuit-switch voice product in Europe. The number of DOCSIS modems sold increased from approximately 0.3 million units in the second quarter of 2003 to approximately 0.5 million units in the second quarter of 2004. CPE revenues increased 59% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, due to an increase in modem sales and an increase in sales of our legacy circuit-switch voice product. The number of DOCSIS modems sold increased from approximately 0.6 million units in the six months ended June 30, 2003 to approximately 1.0 million units in the six months ended June 30, 2004. The intensely competitive nature of the market for broadband products has resulted in significant price erosion of ASPs. However, we believe that our full transition to an ODM in Asia, which was substantially completed in the first quarter of 2004, and the introduction of our new lower cost modem semiconductor, which is used in out CPE products, may allow us to remain competitive in the marketplace and maintain favorable margins on these products. Additionally, during the second quarter we experienced exceptionally strong demand for our legacy Multigate circuit-switch product line, which is sold primarily to one customer in Europe. We anticipate revenue generated by the legacy circuit-switch business to be substantially lower going forward. Consequently, we expect total CPE revenues to decline in the third quarter of 2004 compared to the first and second quarters of 2004.

     Revenues from video products increased 103% for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003, and increased 108% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, due to increased sales to United States MSOs of our DM 6400 Cherrypicker video product. We are encouraged by the prospects for the video business to grow and currently believe that we will continue to see increased sales of video products as demand for high definition television (HDTV) and other digital video services, including digital ad insertion, grows in 2004. We currently anticipate video revenues will increase in the third quarter of 2004 compared to the first and second quarters of 2004, primarily due to revenues associated with video product deployment at Fox Broadcasting Company.

     The Company had no sales of its legacy telecom products in the second quarter of 2004. Other revenues decreased 93% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, due to significantly decreased sales of our legacy telecom products. We expect sales of telecom products to be minimal in 2004.

Revenues by Geographic Region

(in thousands)

					% Change
					for the	% Change
					three	for the six
	For the three months		For the six		months	months
	ended		months ended		ended	ended
	June 30,		June 30,		June 30,	June 30,
	2004	2003	2004	2003	2004/2003	2004/2003
Revenues by geographic areas:
United States	$21,226	$17,672	$43,058	$31,179	20%	38%
Canada	224	(309)	1,838	736	172%	150%
Europe, Middle East, Africa Region (EMEA), excluding Israel	7,041	7,369	14,965	10,700	(4)%	40%
Israel	5,931	399	9,215	811	1,386%	1,036%
Japan	3,294	3,646	5,688	6,812	(10)%	(17)%
Asia, excluding Japan	5,037	1,811	9,132	2,610	178%	250%
South America	29	11	53	19	164%	184%

Total	$42,782	$30,599	$83,949	$52,867	40%	59%

     Revenues in the United States increased 20% to $21.2 million in the second quarter of 2004 compared to the same period in 2003, and increased 38% to $43.1 million in the six months ended June 30, 2004, compared to the same period in 2003, due to increased sales of DOCSIS 2.0 CMTSs and modems as well as video products to United States MSOs. Revenues in Canada and Asia, excluding Japan, also increased due to increased sales of DOCSIS 2.0 CMTSs products. Revenues in Israel increased due to increased sales of our legacy Multigate circuit-switch product. During the first half of 2004, we emphasized sales to our United States and other Asian customers while placing a lower emphasis on other locations such as Canada, EMEA, and South America. In 2004, we currently expect revenues to continue to increase in the United States and Asian markets. However, overall revenues are expected to be flat or down in the third quarter of 2004. Two customers accounted for 10% or more of total revenues (25% and 12%) for the three months ended June 30, 2004. Two customers accounted for 10% or more of total revenues (23% and 10%) for the six months ended June 30, 2004. Five customers accounted for 10% or more of total revenues (16%, 13%, 13%, 13%, and 12%) for the three months ended June 30, 2003. Three customers accounted for 10% or more of total revenues (28%, 11%, and 10%) for the six months ended June 30, 2003. No other customer accounted for more than 10% of revenues during these periods.

Related Party Revenues

(in thousands)

					% Change
					for the	% Change
					three	for the six
	For the three months		For the six		months	months
	ended		months ended		ended	ended
	June 30,		June 30,		June 30,	June 30,
	2004	2003	2004	2003	2004/2003	2004/2003
Related party revenues:
Harmonic revenues	$2,644	$635	$3,389	$1,010	316%	236%
Rogers’ revenues	—	—	—	1,453	—	—

Total related party revenues	$2,644	$635	$3,389	$2,463	316%	38%

     Related party revenues increased 316% in the second quarter of 2004, compared to the second quarter of 2003. Related party revenues increased 38% in the six months ended June 30, 2004, compared to the six months ended June 30, 2003. Related party revenues in the first quarter of 2003 included revenues from Rogers Communications, Inc. (Rogers) and Harmonic, Inc. (Harmonic). Alek Krstajic, a member of our board of directors, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers until January 2003. Effective in April 2003, Rogers was no longer a related party to us. Consequently, revenues attributable to Rogers were classified as revenues after the first quarter 2003. Lewis Solomon, another member of our board of directors, is a member of the board of directors of Harmonic. All revenues attributable to Harmonic were included in related party revenues in 2004 and 2003. The increase in related party revenues was primarily due to an increase in sales of our video products to Harmonic in 2004 as compared to the same periods in 2003. None of our related parties is a supplier to us.

     In December 2001, we entered into a co-marketing arrangement with Rogers. We paid $0.9 million to Rogers, and recorded this amount as other current assets. In July 2002, we began amortizing this prepaid asset and charging it against related party revenues in accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” We charged $0.15 million per quarter of the amortization of this asset against total revenues through December 31, 2003. Approximately $0.15 million amortization was charged against total revenues in the first quarter of 2003. No further amounts of this co-marketing arrangement were included in other current assets after December 31, 2003 and no further amortization has or will occur in 2004.

Cost of Goods Sold and Gross Profit

(in thousands)

					% Change
					for the	% Change
					three	for the six
	For the three months		For the six		months	months
	ended		months ended		ended	ended
	June 30,		June 30,		June 30,	June 30,
	2004	2003	2004	2003	2004/2003	2004/2003
Cost of revenues	$27,046	$23,549	$55,598	$42,200	15%	32%
Cost of related party revenues	614	187	832	1,128	228%	(26)%

Total cost of goods sold	$27,660	$23,736	$56,430	$43,328	(17)%	(30)%

Gross profit	$15,122	$6,863	$27,519	$9,539	120%	188%

     Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In the three and six months ended June 30, 2004, cost of goods sold was approximately 65% and 67% of revenues, respectively, compared to 78% and 82% of revenues, respectively, in the same periods in 2003. Additionally, during the three and six months ended June 30, 2004, we reversed approximately $0.3 million and $0.8 million, respectively, of inventory provisions, which were previously recorded as cost of goods sold. During the three and six months ended June 30, 2003, we reversed approximately $1.0 million and $1.7 million, respectively of inventory provisions. We reversed these provisions as we were able to sell inventory originally considered to be excess or obsolete.

For the three and six months ended June 30, 2004, we reversed approximately $0.8 million and $2.1 million, respectively, of accrued vendor cancellation charges, which were previously recorded as cost of goods sold. For the three and six months ended June 30, 2003, we reversed approximately $2.1 million and $4.4 million, respectively, of accrued vendor cancellation charges. We were able to negotiate downward certain vendor cancellation claims to terms more favorable to us.

     In the three months ended June 30, 2004, related party cost of revenues increased compared to the same period in 2003 due to higher sales of our video products to Harmonic. In the six months ended June 30, 2004, related party cost of revenues decreased compared to the same period in 2003 due to classification of cost of revenues to Rogers as related party cost of sales in the first quarter of 2003.

     Our gross profit increased 120% to $15.1 million or 35% of sales in the three months ended June 30, 2004 compared to $6.9 million, or 22% of sales in the same period in 2003. Our gross profit increased 188% to $27.5 million or 33% of sales in the six months ended June 30, 2004 compared to $9.5 million, or 18% of sales in the same period in 2003. The increase in our gross profit was primarily related to a favorable product line sales mix as we recorded a larger proportion of sales from our higher margin video and Multigate products, as well as lower product manufacturing costs for our modem business due largely to the benefits gained from moving to a large manufacturer ODM model, a more moderate rate of modem ASP erosion and the benefits from the reversal of inventory and vendor cancellation claims, described above.

     We will continue to focus on improving sales of higher margin products and reducing product-manufacturing costs. We are now partnering with contract manufacturers in Asia and the U.S. for our CMTS, CPE, and video products, which may provide us with more competitive component pricing, economies of scale, and improved manufacturing capabilities. Our endeavor to shift our product mix from CPE revenues to higher margin CMTS and digital video product revenues, should enable us to increase our margins. However, there are no assurances that we will succeed in selling a greater percentage of higher margin products or reducing our product manufacturing costs.

Operating Expenses

(in thousands)

					% Change
					for the three	% Change for
	For the three months		For the six		months	the six months
	ended		months ended		ended	ended
	June 30,		June 30,		June 30,	June 30,
	2004	2003	2004	2003	2004/2003	2004/2003
Research and development	$8,516	$10,432	$17,984	$23,434	(18)%	(23%)
Sales and marketing	$5,411	$6,560	$12,632	$13,290	(18)%	(5)%
General and administrative	$2,953	$3,000	$5,388	$6,728	(2)%	(20)%

     Research and Development. Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, and expenditures for outside engineering consultants, equipment and supplies required to develop and enhance our products. Research and development expenses decreased 18% to $8.5 million or 20% of sales in the three months ended June 30, 2004 from $10.4 million or 34% of sales in the same period in 2003. The $1.9 million decrease in research and development expenses was attributable to $0.8 million of reductions in employee related expenses. The decrease in research and development expenses also included reductions of $1.2 million in purchases of materials, costs incurred to develop prototypes, and other research and development expenses, partially offset by an increase of $0.1 million of outside engineering consultants.

     Research and development expenses decreased 23% to $18.0 million or 21% of sales in the six months ended June 30, 2004 from $23.4 million or 44% of sales in the same period in 2003. The $5.4 million decrease in research and development expenses was attributable to $2.1 million of reductions in employee related expenses. The decrease in research and development expenses also included reductions of $0.2 million of outside engineering consultants and $3.1 million of reductions in purchases of materials, costs incurred to develop prototypes, and other research and development expenses. We believe it is critical for the Company to continue to make significant investments in research and development to create innovative technologies and products that meet the current and future requirements of our customers. Accordingly, we intend to continue our investment in research and development although at slightly lower levels. In connection with our worldwide restructuring plans in the first and second quarters of 2004, we currently expect research and development expenses to continue to decrease in 2004.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, and marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses decreased 18% to $5.4 million or 13% of sales in the three months ended June 30, 2004 from $6.6 million or 21% of sales in the same period in 2003. The $1.1 million decrease in sales and marketing expenses was primarily due to $0.1 million of decreased travel costs, $0.7 million of reductions related to aircraft costs now included in restructuring charges, and $0.7 million of overall sales and marketing cost reductions. These reductions were partially offset by $0.2 million in increased employee expenses in sales and marketing and $0.2 million of increased spending for outside consultants.

     Sales and marketing expenses decreased 5% to $12.6 million or 15% of sales in the six months ended June 30, 2004 from $13.3 million or 25% of sales in the same period in 2003. The $0.7 million decrease in sales and marketing expenses was primarily due to $0.8 million of reductions related to aircraft costs now included in restructuring charges, and $0.9 million of overall sales and marketing cost reductions. These reductions were partially offset by $0.4 million in increased employee expenses in sales and marketing and $0.6 million of increased spending for outside consultants. We currently expect sales and marketing expenses to continue to remain flat for the remainder of 2004.

     General and Administrative. General and administrative expenses consist primarily of salary and benefits for administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. Overall general and administrative expenses remained flat at $3.0 million or 7% of sales for the three months ended June 30, 2004 from $3.0 million or 10% of sales in the same period in 2003. Prior to the second quarter of 2004, we included severance expense related to the termination of an executive officer in general and administrative expenses. In the first quarter of 2003, $0.3 million of general and administrative expense included severance expense related to the termination of an executive officer. Beginning in the second quarter of 2004, we now record all severance expenses associated with the termination of executive officers in "Executive Severance, Restructuring Costs and Asset Write-offs."

     General and administrative expenses decreased by $1.3 million to $5.4 million or 6% of sales for the six months ended June 30, 2004 from $6.7 million or 13% of sales in the same period in 2003. The decrease was primarily due to $1.2 million in reduced employee expenses including $0.3 million of severance expense in the first quarter of 2003 related to the termination of an executive officer, $0.9 million of overall general and administrative cost decreases, partially offset by $0.7 million of increased spending for outside consultants and $0.1 million increase of travel expenses. In connection with our worldwide restructuring plans in the first and second quarters of 2004, we currently expect general and administrative expenses to continue to be lower than in 2003.

Executive Severance, Restructuring Costs and Asset Write-offs

(in thousands)

			For the six
	For the three months ended		months ended
	June 30,		June 30,
	2004	2003	2004	2003
Executive severance charges	$1,682	$—	$1,682	$—
Restructuring charges	1,148	—	4,409	2,676
Long-lived assets written-off	—	—	106	485
Revaluation of restructuring charges	749	(115)	749	(115)

Executive severance, restructuring costs and asset write-offs	$3,579	$(115)	$6,946	$3,046

     Executive Severance Charges In June 2004, we entered into separation agreements with two executive officers. We recorded a severance provision of $1.7 million related to termination costs for these officers. Most of the separation costs are expected to be paid in the third quarter of 2004 with nominal amounts paid for employee benefits paid through the third quarter of 2005.

     Restructuring Costs During the first quarter of 2004, we initiated a restructuring plan to conform expenses to revenue levels. We incurred restructuring charges in the amount of $3.3 million of which $1.0 million related to employee termination costs, $0.9 million related to exit costs for an aircraft lease, and $1.4 million related to costs for excess leased facilities. We incurred restructuring charges in the amount of $1.15 million in the second quarter of 2004 related to additional costs for excess leased facilities, which were contemplated in the first quarter plan. As of June 30, 2004, the employment of 58 employees had been terminated, and we paid $0.8 million in termination costs, $0.6 million of costs related to the aircraft lease, and $0.3 million of costs related to excess leased facilities. We anticipate the remaining restructuring accrual related to the aircraft lease to be substantially utilized for servicing operating lease payments or negotiating buyouts of operating lease commitments, through January 2007, and the remaining restructuring accrual related to excess leased facilities to be utilized for servicing operating lease payments or negotiating a buyout of operating lease commitments through October 2009. Additionally, in the second quarter of 2004, we revalued the restructuring reserve in accordance with SFAS 146 and recorded an additional provision to increase restructuring costs, primarily associated with the aircraft lease, by $0.7 million.

     The amount of net costs accrued under the 2004 restructuring plan assumes that we will successfully sublease the aircraft and excess leased facilities. The reserve for the aircraft lease and excess leased facilities approximates the difference between our current costs for the aircraft and excess leased facilities and the estimated income derived from subleasing, which is based on information derived by our brokers that estimated, based on assumptions relevant to the aircraft lease and real estate market conditions as of the date of our implementation of the restructuring plan, the time it would likely take to fully sub-lease the aircraft and excess leased facilities. Even though it is our intent to sublease, assign or sell our interests in the aircraft and excess facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur, if at all. In light of this uncertainty, we will continue to periodically re-evaluate and adjust the reserve, as necessary.

     During the first quarter of 2003, we initiated a restructuring program. We incurred restructuring charges in the amount of $2.7 million related to employee termination costs and paid $2.7 million in termination costs. At June 30, 2004, no restructuring charges remain accrued.

     In the third quarter of 2002, we initiated a restructuring program. As part of this program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities. We incurred additional restructuring charges of $3.6 million in 2002. Of the total restructuring charge, $2.3 million was related to employee termination costs. The remaining $1.3 million related primarily to costs for excess leased facilities. At June 30, 2004, restructuring charges of $1.2 million remained accrued. As of June 30, 2004, the employment of 153 employees had been terminated, and we paid $2.2 million in termination costs and $0.2 million in excess facility costs. We currently anticipate the remaining restructuring accrual, primarily relating to excess leased facilities, will be utilized for servicing operating lease payments or negotiating a buyout of operating lease commitments, through 2005.

     In 2001 we incurred restructuring charges of $12.7 million. Of the total restructuring charges recorded, $3.2 million related to employee termination costs covering 293 technical, production, and administrative employees. The remaining $9.5 million of restructuring charges related primarily to costs for excess leased facilities. As of June 30, 2004, restructuring charges of $2.7 million remained accrued. We anticipate utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiating a buyout of operating lease commitments, through 2005.

     Asset Write-offs For the six months ended June 30, 2004, we wrote off $0.1 million of fixed assets, which were determined to have no remaining useful life. We did not write-off any fixed assets during the three months ended June 30, 2004. For the six months ended June 30, 2003, we wrote off $0.5 million, of fixed assets, which were determined to have no remaining useful life. We did not write-off any fixed assets during the three months ended June 30, 2003.

Non-Operating Expenses

(in thousands)

					% Change
					for the three	% Change for
	For the three		For the six		months	the six months
	months ended		months ended		ended	ended
	June 30,		June 30,		June 30,	June 30,
	2004	2003	2004	2003	2004/2003	2004/2003
Interest income	$460	$909	$912	$1,811	(49%)	(50%)
Interest expense	$(826)	$(814)	$(1,643)	$(1,651)	(1%)	—
Other income (expense)	$921	$(160)	$1,200	$(200)	—	—

     Interest Income. Interest income decreased 49% to $0.5 million in the second quarter of 2004 compared to $0.9 million in the same period in 2003. Interest income decreased 50% to $0.9 million in the six months ended June 30, 2004 compared to $1.8 million in the same period in 2003. The decrease in interest income in both periods was primarily due to lower invested average cash balances, as well as lower interest rates.

     Interest Expense. Interest expense, which related primarily to interest on our Convertible Subordinated Notes (Notes) due in 2007, remained relatively flat in the second quarter of 2004 and the six months ended June 30, 2004, compared to the same periods in 2003 as no Notes were repurchased in 2003 or 2004.

     Other Income (Expense). Other income (expense) is generally comprised of the impact of foreign currency transaction gains and losses and realized gains or losses on investments. In the second quarter of 2004, we sold all of our ownership in Radwiz, Ltd., Ultracom Communication Holdings Ltd. and Combox Ltd. to a third party for a cash payment of $150,000. In connection with this disposition, the acquirer received obsolete inventories with no book value, $0.2 million of selected net assets, and $1.35 million of net liabilities related to these subsidiaries. We recorded other income of $1.3 million on this transaction in the second quarter of 2004.

Income Taxes

     (in thousands)

	For the three months		For the six
	ended		months ended
	June 30,		June 30,
	2004	2003	2004	2003
Income tax expense	$(79)	$(60)	$(146)	$(129)

     We have generated losses since our inception. In the three and six months ended June 30, 2004 and 2003, we recorded an income tax expense related primarily to foreign taxes.

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

     On October 16, 2000, a lawsuit was filed against us and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the California Superior Court, San Luis Obispo County. This lawsuit is titled Bertram v. Terayon Communications Systems, Inc. The factual allegations in the Bertram complaint were similar to those in the federal class action, but the Bertram complaint sought remedies under state law. Defendants removed the Bertram case to the United States District Court, Central District of California, which dismissed the complaint and transferred the case to the United States District Court, Northern District of California. That Court eventually issued an order dismissing the case. Plaintiffs have appealed this order, and their appeal was heard on April 16, 2004. On June 9, 2004, the United States Court of Appeals for the Ninth Circuit affirmed the order dismissing the Bertram case.

     The Court of Appeals’ opinion affirming dismissal of the Bertram case does not end the class action, and the plaintiffs in the Bertram case may still seek review of the Court of Appeals’ decision. We believe that the allegations in both the class action and the Bertram case are without merit, and we intend to contest these matters vigorously. These matters, however, could prove costly and time consuming to defend, and there can be no assurances about the eventual outcome.

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

Liquidity and Capital Resources

     At June 30, 2004, we had approximately $47.8 million in cash and cash equivalents and $68.5 million in short-term investments.

     Cash used in operating activities for the six months ended June 30, 2004 was $21.2 million compared to $43.9 million used in the same period in 2003. In the six months ended June 30, 2004, significant uses of cash from operating activities included $15.1 million loss from operations, $9.6 million decrease in accounts payable, and $6.0 million of increase in gross inventory. Inventory levels increased at June 30, 2004 when compared to December 31, 2003 due to increased CMTS and modem inventories in order to meet service levels established with our key customers. In the six months ended June 30, 2003, significant uses of cash from operating activities included a $37.1 million loss from operations, and a $8.7 million decrease in vendor cancellation reserves as we paid down these obligations, $4.1 million increase in accounts payable, partially offset by a $6.6 million decrease in other assets, and $8.6 million decrease in inventory.

     Cash provided by investing activities for the six months ended June 30, 2004, was $37.8 million compared to cash used in investing activities of $5.8 million in the same period in 2003. Investing activities consisted primarily of net purchases and sales of short-term investments in 2004 and 2003. The increase in cash provided by investing activities in the six months ended June 30, 2004, was primarily due to the maturity of short term investments during the period. The decrease in cash used in investing activities in the six months ended June 30, 2003 was primarily due to movement of short-term investments to cash and cash equivalents to fund operations.

     Cash provided by financing activities was $0.6 million in the six months ended June 30, 2004 and 2003 primarily due to proceeds from the exercise of stock options and the sale of shares of common stock through our Employee Stock Purchase Plan.

     In July 2000, we issued $500.0 million of Notes, resulting in net proceeds to us of approximately $484.4 million. The Notes are a general unsecured obligation and are subordinated in right of payment to all of our existing and future senior indebtedness and to all of the liabilities of our subsidiaries. The Notes are convertible into shares of our common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. Interest is payable semi-annually. Debt issuance costs related to the Notes were approximately $15.5 million.

     Through June 30, 2004, we had repurchased approximately $434.9 million of the Notes for $171.0 million in cash and $17.9 million in stock, resulting in a gain on early retirement of debt of approximately $234.4 million net of related unamortized issuance costs of $11.6 million. We did not repurchase any Notes in 2003 or 2004.

     We currently believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months. In order to obtain profitability in the future, we will need to increase revenues, primarily through sales of more profitable products, and decrease costs. In the first and second quarters of 2004, we initiated a restructuring plan, which resulted in a reduction in workforce, consolidation of certain facilities, and reduction or elimination of discretionary costs and programs. Beginning in the second quarter of 2004, we currently anticipate annual savings to be approximately $10.0 million. These statements are forward-looking in nature and involve risks and uncertainties. Actual results may vary as a result of a number of factors, including those discussed under the risk factor “Our Operating Results May Fluctuate” below and elsewhere. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, and financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. We cannot assure you that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

Contractual Obligations

     The following summarizes our contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years
Unconditional Purchase Obligations	$27.0	$27.0	$—	$—	$—
Long Term Debt	68.4	—	1.6	65.1	1.7
Operating Lease Obligations	21.2	6.3	7.8	6.1	1.0
Aircraft Lease	3.8	2.3	1.5	—	—

Total Contractual Commitments	$120.4	$35.6	$10.9	$71.2	$2.7

     We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of June 30, 2004, we had approximately $27.0 million of purchase obligations, of which $0.7 million is included in the consolidated balance sheets as accrued vendor cancellation charges, and the remaining $26.3 million is attributable to open purchase orders. The remaining obligations are expected to become payable at various times through 2004.

     We had restricted cash of $9.2 million at June 30, 2004. Restricted cash related to commitments primarily required to support operating leases, are as follows (in millions):

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

     It is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we have been shipping products in volume since the first quarter of 1998. As of June 30, 2004, we had an accumulated deficit of $1,002.7 million. We believe that we will continue to experience challenges in selling our products at a profit and may continue to operate with net losses for the foreseeable future. In the past few years, we experienced a decrease in revenues, which was, in large part, due to the erosion of average selling prices (ASPs) of our products and a drop in CMTS sales volume due to our transition from a proprietary platform to the DOCSIS standards platform. Although our revenues increased in 2004 as compared to 2003, we still incurred losses of $4.9 million and $15.1 million, respectively, in the three and six months ended June 30, 2004. As a result of the operating deficiencies, we have had to use available cash and cash equivalents to supplement the operation of our business. Cash used in operating activities for the six months ended June 30, 2004 was $21.2 million compared to $43.9 million used in the same period in 2003. Additionally, we generally have been unable to significantly reduce our short-term expenses in order to compensate for unexpected decreases in anticipated revenues or delays in generating anticipated revenues. For example, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price irrespective of whether we can subsequently use such quantities in our products. Further, we have been experiencing and will likely continue to experience declining ASPs of our products. We record an inventory charge to reduce our inventory to the lower of cost or market if ASPs fall below the cost of these products. In addition, we have significant operating lease commitments for facilities and equipment that generally cannot be cancelled in the short-term without substantial penalties.

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

     We often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed, particularly in the short term. For example, a significant percentage of these operating expenses are fixed due to operating leases for our facilities and equipment. Also, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price. Because in the past, we have been unable to use all of the products that we purchased from our suppliers, we have taken vendor cancellation charges as a result of these fixed commitments, and we may have to take additional charges in the future if we are unable to use all of the products that we purchase from our suppliers. As of June 30, 2004, $27.0 million of purchase obligations were outstanding. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of our business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations, our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall. Moreover, our research and development expenses fluctuate in response to new product development, and changing industry requirements and customer demands.

     Additionally, the unit ASPs of our products declined considerably in 2002, 2003, and the first half of 2004, and we anticipate that unit ASPs of our products may continue to decline in the future. This has caused and will continue to cause a decrease in our gross margins if we are unable to off-set the decline in ASPs with cost reduction measures. In addition, the gross margins we realize from the sale of our products are affected by the mix of product sales between higher margin, lower volume head-end equipment, such as Cable Modem Termination Systems (CMTSs) and digital video management systems, and lower margin, higher volume Customer Premise Equipment (CPE) products, such as modems. In 2004, we expect that sales of our low-margin CPE products will continue to make up a significant portion of our revenues.

We are dependent on a small number of customers and our business could be harmed by the loss of any of these customers or reductions in their purchasing volumes.

     Our customers have undergone and continue to undergo significant consolidation in both North America and internationally, as a limited number of cable operators control an increasing number of systems. For example, the top nine cable operators in the United States operate systems that service approximately 90% of homes that receive cable services in the United States. As a result of the consolidation among cable operators, our revenue has been and will continue to be dependent on sales to the few leading cable operators worldwide. Two customers accounted for 10% or more of total revenues (25% and 12%) for the three months ended June 30, 2004. Two customers accounted for 10% or more of total revenues (23% and 10%) for the six months ended June 30, 2004. Five customers accounted for 10% or more of total revenues (16%, 13%, 13%, 13%, and 12%) for the three months ended June 30, 2003. Three customers accounted for 10% or more of total revenues (28%, 11%, and 10%) for the six months ended June 30, 2003.

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

     The nature of the cable industry makes it difficult for us to accurately forecast demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of products or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We had purchase obligations of approximately $27.0 million as of June 30, 2004, primarily to purchase minimum quantities of materials and components used to manufacture our products. We may be obligated to fulfill these purchase obligations even if demand for our products is lower than we anticipate.

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

     In order to limit financial exposure arising from litigation and/or our obligation to indemnify our officers and directors, we have historically purchased directors and officers insurance (D&O Insurance). However, the availability of D&O Insurance is becoming more difficult for companies to attain as a number of insurance underwriters no longer offer D&O Insurance and the remaining insurance underwriters offering D&O Insurance have significantly increased the premiums of such coverage. In recent years, we have experienced a significant increase in the cost of our D&O Insurance. Although the cost of our D&O insurance decreased in fiscal year 2003, our coverage amount did as well. There can be no assurance that D&O Insurance will be available to us in the future or, if D&O Insurance is available, it may be prohibitively expensive. Additionally, some insurance underwriters who offered D&O Insurance in the past have been placed into liquidation or may be, at some future point, placed into liquidation. In October 2001, one of the insurance underwriters from which we purchased D&O Insurance, Reliance Insurance Co. (Reliance), was placed into liquidation by the state of Pennsylvania. Reliance was the underwriter for one excess layer of our D&O Insurance for the period covering the claims made against us and our officers in the pending securities litigation. Because Reliance is in liquidation, in 2003 we paid for the amount insured under the Reliance policy, which was $2.5 million.

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

     We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. For the three months ended June 30, 2004 and June 30, 2003, approximately 50% and 42%, respectively, of our net revenues were from customers outside of the U.S. For the six months ended June 30, 2004 and June 30, 2003, approximately 49% and 41%, respectively, of our net revenues were from customers outside of the U.S. International sales are subject to a number of risks, including the following:

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

     While we generally invoice our foreign sales in U.S. dollars, we invoice some of our sales in Europe in Euros and other sales in the United Kingdom, Canada, Japan, Hong Kong, Korea, China and Brazil in local currencies. Since we have also elected to take payment in Euros from our customers in local currencies and may elect to take payment in other foreign currencies in the future, we are exposed to losses as the result of foreign currency fluctuations. Additionally, we have an Israel based operation whose expenses are denominated in Israeli NIS. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to those foreign customers could result in decreased sales.

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

     We have significant operations in Israel. Our operations in Israel consist primarily of research and development, and to a lesser extent sales and manufacturing. Revenues generated by our business in Israel were $7.1 million and $4.7 million for the three months ended June 30, 2004 and June 30, 2003, respectively. Revenues generated by our business in Israel were $12.6 million and $5.5 million for the six months ended June 30, 2004 and June 30, 2003, respectively. Our research and development operations may be significantly affected by conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have continued over the past year, which could disrupt some of our operations. We could be adversely affected by any major hostilities involving Israel. As a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. A number of our employees based in Israel are currently obligated to perform annual military reserve duty and are subject to being called to active duty at any time under emergency circumstances. We cannot assess the full impact of these requirements and the hostilities on our workforce, business or operations if conditions should change, and we cannot predict the effect of any expansion or reduction of these obligations or the hostilities.

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

We are dependent on key personnel.

     Due to the specialized nature of our business, we are highly dependent on the continued service of, and on our ability to attract and retain, qualified senior management, engineering, sales, and marketing personnel. The competition for some of these personnel is intense. The loss of any of these individuals may significantly disrupt and be harmful to our business. In addition, if we are unable to hire qualified personnel as needed in a timely manner, we may be unable to adequately manage and grow our business.

     Highly skilled employees with the education and training that we require, especially employees with significant experience and expertise in video, data networking and radio frequency design, are in high demand. We may incur additional expenses to attract and retain key personnel. We cannot assure you that the additional expenses we may incur will enable us to attract and retain qualified personnel necessary for the development of our business. We do not have key person insurance coverage for the loss of any of our employees. Any officer or employee can terminate his or her relationship with us at any time. Although a few of our executive officers have limited non-competition agreements with us, our employees generally are not bound by non-competition agreements.

     Additionally, turnover in personnel, and the recruitment and retention of a new senior management staff, could create a number of transitional challenges for us. We have experienced and may continue to experience turnover in key personnel. We recently announced the resignation of our former Chief Executive Officer and the appointment of a new Chief Executive Officer, effective in September 2004 as well as the resignation of our Chief Operating Officer and Chief Financial Officer. These transitional issues have caused, and may cause, disruptions to our business. We have established an interim executive committee of the Board of Directors to oversee the general operation of our business until the new Chief Executive Officer comes into office in September 2004 and have appointed a cable industry consultant to serve as interim head of our data business until no later than August 31, 2004. We cannot assure you that the steps we have taken will succeed in establishing a smooth transition of our senior management staff, or result in the orderly continuation of our operations during the interim period. Further, we cannot assure you that the integration of our new senior management staff will occur in a timely manner, or that such integration will not present additional transitional challenges for us.

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

     As of June 30, 2004, we had approximately $68.2 million of long-term obligations of which $65.1 million is long-term debt associated with our Notes. This level of indebtedness may adversely affect our stockholders by:

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

     Our main source of liquidity continues to be our unrestricted cash on hand. In addition and as a result of our history of operating losses, we expect to continue to use our unrestricted cash to fund operating losses in the future. Our cash, cash equivalents, and short-term investments decreased to $116.3 million at June 30, 2004, from $138.6 million at December 31, 2003. If our operating losses are more severe than expected or continue longer than expected, we may find it necessary to seek other sources of financing to support our capital needs and provide available funds for working capital. Given the current condition of the capital markets, there are few sources of financing available to us. Commercial bank financing may not be available to us on acceptable terms. Accordingly, any plan to raise additional capital, if available to us, would likely involve an equity-based or equity-linked financing, such as the issuance of convertible debt, common stock or preferred stock, which would be dilutive to our stockholders. If we are unable to procure additional working capital, as necessary, we may be unable to continue operations.

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

Our restructuring efforts and recent changes in senior management could result in the erosion of employee morale, legal actions against us and management distractions, and could impair our ability to respond rapidly to growth opportunities in the future.

     As a result of the significant economic downturn and the related uncertainties in the technology sector, we have implemented a number of restructuring plans, including the most recent in the first and second quarters of 2004, which has resulted in personnel reduction. We also have experienced a number of recent changes in senior management and other key personnel. These employee reductions and changes, as well as future changes in senior management and key personnel, could result in an erosion of morale, and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation, which in turn may affect our revenue in the future. Additionally, employees directly affected by the reductions may seek future employment with our business partners, customers or competitors. Although all employees are required to sign a proprietary information agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Although a few of our senior executive officers have limited non-competition agreements with us, our employees are generally not bound by non-competition agreements. Additionally, we may face wrongful termination, discrimination, or other claims from employees affected by the reduction related to their employment and termination. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of such actions. Furthermore, such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, and we may need to take additional restructuring efforts, including additional personnel reduction, in the future.

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

     In July 2003, we entered into an agreement with Verilink Corporation (Verilink) to sell certain telecom assets associated with the Miniplex product line to Verilink. Additionally, Verilink agreed to purchase related inventory from us and assume all telecom warranty obligations with the exception of $2.4 million, which will continue to be our responsibility. To date, only nominal claims have been made against this warranty obligation and we believe that the likelihood of any material claim being made against us is remote.

     On April 2, 2004, we sold all of our ownership in Radwiz, Ltd., Ultracom Communications Holdings Ltd. and Combox Ltd. to a third party for a cash payment of $150,000. In connection with this disposition, the acquirer received obsolete inventories with no book value, $0.2 million of selected net assets, and $1.35 million of net liabilities related to these subsidiaries. We recorded a net gain of $1.3 million on this transaction in the second quarter of 2004.

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

     The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life. The pursuit of necessary technological advances and the development of new products require substantial time and expense. For example, we made ten acquisitions during the period between 1999 and 2000. Due to various economic conditions, none of the products from our acquired businesses have achieved the level of market acceptance that was forecasted at the time of their acquisitions. Additionally, certain product groups have not achieved the level of technological development needed to be marketable or to expand the market. As a result, we recorded an aggregate of approximately $576.8 million related to impairment charges and write-down of in-process research and development related to the acquired technologies, both of which negatively impacted our operating results in 2001 and 2002.

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

     We made ten acquisitions during the period between 1999 and 2000. Due to various economic conditions, none of the products from our acquired businesses have achieved the level of market acceptance that was forecasted at the time of their acquisitions. Additionally, certain product groups have not achieved the level of technological development needed to be marketable or to expand the market. We recorded impairment losses of approximately $4.0 million and $572.8 million of intangible assets related to these acquisitions in December 31, 2002 and 2001, respectively. As of June 30, 2004, no intangible assets from these acquisitions remained.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 50 basis point increase in interest rates would result in an approximate $17,000 decline (less than 1%) in the fair value of our available-for-sale securities.

Foreign Currency Risk.

     A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions from Belgium, United Kingdom, Hong Kong, Canada, Japan, Brazil, Korea, China and Israel denominated in local currencies. A hypothetical adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $445,000.

     All of the potential changes noted above are based on sensitivity analyses performed on our financial positions at June 30, 2004. Actual results may differ materially.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See “Litigation” under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 5. OTHER INFORMATION

     As reported in a recent Current Report on Form 8-K filed with the Securities and Exchange Commission, we have determined to defer the 2004 annual meeting of stockholders, originally scheduled for August 10, 2004, for a brief period of time. We are committed to move forward with the annual meeting process as soon as practicable and will provide further information about the date of the 2004 annual meeting, the anticipated mailing of the proxy materials and revised deadlines for stockholder proposals as soon as reasonably practicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.24	Agreement dated January 23, 2004, between the Registrant and YAS Corporation.

10.29	Separation Agreement dated July 15, 2004, between the Registrant and Douglas Sabella.

10.30	Transition Agreement dated June 21, 2004, between the Registrant and Zaki Rakib.

10.31	Employment Agreement dated June 21, 2004, between the Registrant and Selim (Shlomo) Rakib.

     (b) REPORTS ON FORM 8-K

The Company furnished the following Current Reports on Form 8-K during the three months ended June 30, 2004:

1.	On April 15, 2004, the Company filed a report on Form 8-K announcing it had issued a press release announcing that Adelphia Communications, Inc. deployed more than 200 Terayon BW DOCSIS™ 2.0 CMTSs, and announcing it had issued a press release announcing new members of its BP (Broadcast Platform) line of digital video solutions.

2.	On April 21, 2004, the Company filed a report on Form 8-K announcing it had issued a press release announcing that Triveni Digital and the Company have jointly developed a highly integrated, multi-functional, HDTV broadcast distribution system and announcing that the Company is demonstrating the advanced capabilities of its two flagship video products at NAB2004 in Las Vegas.

3.	On April 30, 2004, the Company filed a report on Form 8-K announcing it had issued a press release announcing the Company’s financial results for the first quarter ended March 31, 2004.

4.	On May 5, 2004, the Company filed a report on Form 8-K announcing it had issued a press release announcing that the Company and Triveni Digital won three prestigious awards at NAB Tradeshow, the Company helped cable television accelerate their transition to ‘All Digital’ operation with CP 7600 Decoder, and the Company is demonstrating the full range of its family of advanced FLEXable Solutions at the 2004 National Show.

5.	On May 18, 2004, the Company filed a report on Form 8-K announcing it had issued a press release announcing the introduction of the Company’s FLEXable Commercial Services solution, which allows commercial-grade voice and data services that work with existing internal networks and back-office infrastructure, an alliance between the Company and Juniper Networks to create flexible network architectures for delivering broadband services over cable networks, that Kinetic Strategies has named the Company the number two provider of cable modems worldwide, and that it has signed a partnership agreement with TANDBERG Television.

6.	On June 2, 2004, the Company filed a report on Form 8-K announcing it had issued a press release announcing the resignation of Dr. Zaki Rakib as Chief Executive Officer effective no later than August 31, 2004 and the appointment of Howard W. Speaks, Jr. to the Company’s board of directors.

7.	On June 10, 2004, the Company filed a report on Form 8-K announcing it had issued a press release announcing it is holding its 2004 Annual Meeting of Stockholders on August 10, 2004.

8.	On June 16, 2004, the Company filed a report on Form 8-K announcing it had issued a press release announcing the resignation of Douglas Sabella as Chief Operating Officer, effective July 16, 2004.

9.	On June 23, 2004, the Company filed a report on Form 8-K announcing it had issued a press release announcing that the Company creates ground-breaking opportunities for advertisers to target local audiences through high definition television programming.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2004	TERAYON COMMUNICATION SYSTEMS, INC.

	By	/s/ Arthur T. Taylor

Arthur T. Taylor
Chief Financial Officer

Exhibit Index

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.24	Agreement dated January 23, 2004, between the Registrant and YAS Corporation.

10.29	Separation Agreement dated July 15, 2004, between the Registrant and Douglas Sabella.

10.30	Transition Agreement dated June 21, 2004, between the Registrant and Zaki Rakib.

10.31	Employment Agreement dated June 21, 2004, between the Registrant and Selim (Shlomo) Rakib.