Form 10-Q
period 2004-09-30
TERAYON COMMUNICATION SYSTEMS
filed 2004-11-09
CIK 1052303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004
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

     As of October 31, 2004 registrant had outstanding 76,168,800 shares of Common Stock.

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

ITEM 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

TERAYON COMMUNICATION SYSTEMS, INC.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

TERAYON COMMUNICATION SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,150	$30,188
Short-term investments	47,757	108,452
Accounts receivable, net	19,752	29,199
Accounts receivable from related parties	723	600
Other current receivables	926	3,662
Inventory	15,529	16,364
Other current assets	2,660	2,883

Total current assets	151,497	191,348
Property and equipment, net	9,134	11,871
Restricted cash	8,727	9,212
Other assets, net	2,138	2,809

Total assets	$171,496	$215,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,128	$26,049
Accrued payroll and related expenses	4,368	6,537
Deferred revenues	4,345	3,423
Warranty reserves	4,043	5,509
Accrued executive severance and restructuring charges	7,914	4,500
Accrued vendor cancellation charges	2,133	2,869
Other accrued liabilities	4,459	5,036
Interest payable and current portion of long-term debt	542	1,358
Other current obligations	—	124

Total current liabilities	38,932	55,405
Long-term obligations	3,417	3,366
Convertible subordinated notes	65,081	65,081
Commitments and contingencies
Stockholders’ equity:
Common stock	76	75
Additional paid in capital	1,083,420	1,082,036
Accumulated deficit	(1,016,188)	(987,560)
Deferred compensation	—	(22)
Treasury stock, at cost	(773)	(773)
Accumulated other comprehensive loss	(2,469)	(2,368)

Total stockholders’ equity	64,066	91,388

Total liabilities and stockholders’ equity	$171,496	$215,240

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$35,659	$37,168	$116,218	$87,568
Related party revenues	1,543	460	4,933	2,927

Total revenues	37,202	37,628	121,151	90,495
Cost of revenues	30,393	27,296	86,014	69,500
Cost of related party revenues	539	138	1,348	1,262

Total cost of revenues	30,932	27,434	87,362	70,762

Gross profit	6,270	10,194	33,789	19,733
Operating expenses:
Research and development	8,696	9,363	26,680	32,797
Sales and marketing	6,222	6,452	18,854	19,741
General and administrative	2,993	2,783	8,381	9,510
Executive severance, restructuring costs and asset write-offs	1,463	(244)	8,409	2,803

Total operating expenses	19,374	18,354	62,324	64,851

Loss from operations	(13,104)	(8,160)	(28,535)	(45,118)
Interest income	525	583	1,437	2,394
Interest expense	(812)	(787)	(2,456)	(2,438)
Other income (expense)	(46)	1,238	1,155	1,038

Loss before income tax expense	(13,437)	(7,126)	(28,399)	(44,124)
Income tax expense	(83)	(84)	(229)	(214)

Net loss	$(13,520)	$(7,210)	$(28,628)	$(44,338)

Net loss per share, basic and diluted	$(0.18)	$(0.10)	$(0.38)	$(0.60)

Shares used in per share calculation, basic and diluted	76,164	74,551	75,744	73,994

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities:
Net loss	$(28,628)	$(44,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,788	7,155
Amortization related to stock options	17	17
Lower of cost or market inventory reserve (recovery)	6,432	(8,138)
Write-off and disposal of fixed assets	210	497
Changes in operating assets and liabilities:
Accounts receivable, net	9,447	(13,031)
Accounts receivable from related parties	(123)	642
Inventory	(5,597)	12,826
Other current and non-current assets	4,116	5,844
Accounts payable	(14,921)	(590)
Accrued payroll and related expenses	(2,169)	(180)
Deferred revenues	922	1,675
Warranty reserves	(1,466)	(2,398)
Accrued executive severance and restructuring charges	3,414	(1,917)
Accrued vendor cancellation charges	(736)	(11,274)
Other accrued liabilities.	(1,338)	(3,911)

Net cash used in operating activities	(25,632)	(57,121)

Investing activities:
Purchases of short-term investments	(77,748)	(200,239)
Proceeds from sales and maturities of short-term investments	138,160	182,231
Purchases of property and equipment	(2,261)	(2,716)

Net cash provided by (used in) investing activities	58,151	(20,724)

Financing activities:
Principal payments on capital leases	(128)	(116)
Proceeds from issuance of common stock	1,390	2,411

Net cash provided by financing activities	1,262	2,295
Effect of exchange rate changes	181	909

Net increase (decrease) in cash and cash equivalents	33,962	(74,641)
Cash and cash equivalents at beginning of period	30,188	117,079

Cash and cash equivalents at end of period	$64,150	$42,438

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

     The Company develops, manufactures, markets and sells equipment to broadband service providers who use the Company’s products to deliver broadband voice, video and data services to residential and business subscribers.

Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements at September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 have been included.

     Results for the three and nine months ended September 30, 2004 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Form 10-K dated March 15, 2004, as filed with the U.S. Securities and Exchange Commission. The accompanying balance sheet at December 31, 2003 is derived from audited consolidated financial statements at that date.

Reclassifications

     Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

Basis of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

     The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ from those estimates. Areas that are particularly significant include the Company’s valuation of its accounts receivable and inventory reserves, the assessment of recoverability and the measurement of impairment of fixed assets, and the recognition of warranty and restructuring reserves.

Stock-Based Compensation

     The Company accounts for stock-based compensation for its employees using the intrinsic value method presented in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25), and includes the disclosure-only provisions as required under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). The Company provides additional pro forma disclosures as required under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(13,520)	$(7,210)	$(28,628)	$(44,338)
Add: Stock-based compensation under APB No. 25	—	9	17	17
Deduct: Stock option compensation expense determined under fair value-based method	(3,071)	(5,602)	(11,284)	(17,201)
Employee stock purchase plan compensation expense determined under fair value-based method	(159)	(366)	(872)	(1,646)

Pro forma net loss	$(16,750)	$(13,169)	$(40,767)	$(63,168)

Net loss per share, basic and diluted, as reported	$(0.18)	$(0.10)	$(0.38)	$(0,60)
Pro forma net loss per share, basic and diluted	$(0.22)	$(0.18)	$(0.54)	$(0.85)

Shares used in computing pro forma net loss per share, basic and diluted	76,164	74,551	75,744	73,994

Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$683	$1,440
Work-in-process	159	660
Finished goods	14,687	14,264

Total inventory	$15,529	$16,364

During the three and nine months ended September 30, 2004, the Company reversed approximately $0.6 million and $1.9 million, respectively, of inventory reserves, which were previously recorded as cost of goods sold. During the three and nine months ended September 30, 2003, the Company reversed approximately $1.0 million and $2.7 million, respectively of inventory reserves. The Company reversed these reserves as it was able to sell inventory originally considered to be excess or obsolete.

Purchase Obligations

     The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations consist of purchase orders placed with vendors for goods and services and require the Company to purchase minimum quantities of the suppliers’ products at a specified price. As of September 30, 2004, $26.5 million of purchase obligations were outstanding. The Company accrues for vendor cancellation charges in amounts, which represent management’s estimate of the Company’s exposure to vendors when management curtails or ceases production of certain products or terminates a vendor or supplier agreement. Estimates of exposure are determined using vendor inventory data. At September 30, 2004, accrued vendor cancellation charges were $2.1 million and the remaining $24.4 million was attributable to open purchase orders in the normal course of business. The remaining obligations are expected to become payable at various times through the first quarter of 2005. For the three and nine months ended September 30, 2004, the Company reversed approximately $23,000 and $3.4 million, respectively, of vendor cancellation charges. For the three and nine months ended September 30, 2003, the Company reversed $1.0 million and $5.4 million, respectively, of accrued vendor cancellation charges. The Company reversed these amounts as a result of favorable negotiations with vendors.

Net Loss Per Share

     A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(13,520)	$(7,210)	$(28,628)	$(44,338)

Shares used in computing basic and diluted net loss per share	76,164	74,551	75,744	73,994

Basic and diluted net loss per share	$(0.18)	$(0.10)	$(0.38)	$(0.60)

     Options and warrants to purchase 17,664,919 and 17,634,021 shares of common stock were outstanding at September 30, 2004 and September 30, 2003, respectively, but were not included in the computation of diluted net loss per share, since the effect would have been antidilutive.

Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consist of net unrealized gains or losses on short-term investments and accumulated net foreign currency translation gains or losses.

The following are the components of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(13,520)	$(7,210)	$(28,628)	$(44,338)
Cumulative translation adjustments	(188)	360	180	910
Change in unrealized loss on available- for-sale investments	252	(67)	(282)	(478)

Total comprehensive net loss	$(13,456)	$(6,917)	$(28,730)	$(43,906)

Impact of Recently Issued Accounting Standards

     In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on the Company’s consolidated statement of operations as the Company will be required to expense the fair value of stock option grants.

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

     The Court of Appeals’ opinion affirming dismissal of the Bertram case does not end the class action. The Company believes that the allegations in the class action are without merit, and the Company intends to contest this matter vigorously. This matter, however, could prove costly and time consuming to defend, and there can be no assurances about the eventual outcome.

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

     On January 19, 2003, Omniband Group Limited, a Russian company, or Omniband, filed a request for arbitration with the Zurich Chamber of Commerce, claiming damages in an amount of $2,094,970 allegedly caused by the Company’s breach of an agreement to sell to Omniband certain equipment pursuant to an agreement between Omniband and Radwiz, Ltd., one of the Company’s wholly-owned subsidiaries. On December 18, 2003, the panel of arbiters with the Zurich Chamber of Commerce allowed the arbitration proceeding to continue against Radwiz. Omniband appealed the Zurich Chamber of Commerce’s decision, which was affirmed in its ruling of October 15, 2004. The Company believes that the allegations are without merit and intends to present a vigorous defense in the arbitration proceedings.

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

3. Operating Segment Information

     The Company operates as one business segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Revenues by product:
CMTS products	$6,492	$16,825	$27,917	$29,979
CPE products	18,899	15,654	67,658	46,320
Video products	10,802	4,577	24,381	11,109
Other products	1,009	572	1,195	3,087

Total revenues	$37,202	$37,628	$121,151	$90,495

Revenues by geographic areas:
United States	$25,130	$16,653	$68,188	$47,832
Canada	401	370	2,239	1,106
Europe, Middle East, Africa Region (EMEA), excluding Israel	3,379	5,173	18,344	15,873
Israel	1,663	638	10,879	1,449
Japan	3,876	11,047	9,563	17,859
Asia, excluding Japan	2,743	3,246	11,875	5,856
South America	10	501	63	520

Total	$37,202	$37,628	$121,151	$90,495

	September 30,	December 31,
	2004	2003
Long-lived assets:
United States	$15,874	$19,630
Canada	494	810
Europe	157	175
Israel	3,344	3,104
Asia	130	173

Total long-lived assets	19,999	23,892
Total current assets	151,497	191,348

Total assets	$171,496	$215,240

     Three customers accounted for 10% or more of total revenues (20%, 15%, and 14%) for the three months ended September 30, 2004. Two customers accounted for 10% or more of total revenues (21% and 11%) for the nine months ended September 30, 2004. Three customers accounted for 10% or more of total revenues (29%, 13%, and 13%) for the three months ended September 30, 2003. Three customers accounted for 10% or more of total revenues (20%, 17%, and 12%) for the nine months ended September 30, 2003.

4. Executive Severance, Restructuring Charges and Asset Write-offs

Executive Severance

     In June 2004, the Company entered into an employment agreement with an executive officer. The executive officer resigned effective as of October 1, 2004. The Company recorded a severance provision of $1.4 million related to termination costs for this officer in the third quarter of 2004. Most of the separation costs related to this officer are expected to be paid in the fourth quarter of 2004 with nominal amounts for employee benefits paid into the fourth quarter of 2005.

     In June 2004, the Company entered into separation agreements with two other executive officers. Both executive officers resigned from the Company during the third quarter of 2004. The Company recorded a severance provision of $1.7 million related to termination costs for these officers in the second quarter of 2004. Most of the separation costs were paid in the third quarter of 2004 with nominal amounts for employee benefits paid through the third quarter of 2005.

Restructuring

     First and Second Quarter 2004 Restructurings

     During the first quarter of 2004, the Company approved a restructuring plan. The Company incurred restructuring charges in the amount of $3.3 million in the first quarter of 2004, of which $1.0 million related to employee termination costs, $0.9 million related to costs to exit an aircraft lease, and $1.4 million related to costs for excess leased facilities. The Company incurred restructuring charges in the amount of $1.15 million in the second quarter of 2004 related to additional costs for excess leased facilities, which were contemplated in the first quarter restructuring plan. Net costs accrued under this restructuring plan, included estimated sublease income from the aircraft and the excess leased facilities. As of September 30, 2004, the employment of 58 employees had been terminated, and the Company had paid $0.8 million in termination costs. The amount of net costs accrued under the first quarter 2004 restructuring plan assumed that the Company would successfully sublease the aircraft and excess leased facilities. The reserve for the aircraft lease and excess leased facilities was based on information provided by the Company’s brokers that estimated, based on assumptions relevant to the aircraft and real estate market conditions as of the date of the Company’s restructuring plan, the time it would likely take to fully sublease the aircraft and excess facilities. In the third quarter of 2004, the Company entered into an agreement with a third party to sublease the aircraft. Even though it is the intent of the Company to sublease its interests in the excess facilities at the earliest possible time, the Company cannot determine with certainty a fixed date by which this event may occur. In light of this uncertainty, based on estimates, the Company periodically re-evaluates and adjusts the reserve, as necessary. The Company currently anticipates the remaining restructuring accrual related to employee termination costs to be substantially utilized by the end of 2004. The remaining restructuring accrual related to the aircraft lease is expected to be substantially utilized for servicing operating lease payments of operating lease commitments, through January 2007, and the remaining restructuring accrual related to excess leased facilities, is expected to be utilized for servicing operating lease payments through October 2009.

     In the second and third quarters of 2004, the Company re-evaluated the first and second quarter 2004 restructuring charges for the excess facilities and the aircraft lease termination. Based on market conditions, new assumptions provided by the Company’s broker, and the terms of the aircraft sublease agreement, which the Company entered into in the third quarter of 2004, the Company increased the restructuring charge by a total of $0.85 million in the nine months ended September 30, 2004.

     A summary of the first and second quarter 2004 accrued restructuring charges is as follows (in thousands):

	Involuntary	Aircraft Lease	Excess Leased
	Terminations	Termination	Facilities	Total
Total charge for the first quarter of 2004	$952	$934	$1,375	$3,261
Additional charges for the second quarter of 2004			1,148	1,148
Cash payments	(795)	(947)	(549)	(2,291)
Revaluation	—	899	(54)	845

Balance at September 30, 2004	$157	$886	$1,920	$2,963

     2003 Restructuring

     During the first quarter of 2003, a restructuring plan was approved. The Company incurred restructuring charges in the amount of $2.7 million related to employee termination costs. All accrued restructuring costs related to the 2003 restructuring had been paid as of December 31, 2003.

     2002 and 2001 Restructurings

     During 2001, a restructuring plan was approved and the Company incurred restructuring charges in the amount of $12.7 million of which $2.3 million remained accrued at September 30, 2004, for excess leased facilities. During 2002, another restructuring plan was approved, which increased the reserve for excess leased facilities due to the exiting of additional space within the same facility. The Company incurred restructuring charges in the amount of $3.6 million for the 2002 restructuring of which $1.2 million remained accrued at September 30, 2004 for excess leased facilities. The Company currently anticipates the remaining restructuring accrual relating to excess leased facilities, will be utilized for servicing operating lease payments or negotiating a buyout of operating lease commitments, through 2005.

     The following table summarizes the costs and activities during 2004, related to the 2002 and 2001 restructuring (in thousands):

Excess Leased Facilities
Balance at December 31, 2003	$4,500
Cash Payments	(940)

Balance at September 30, 2004	$3,560

Asset Write-offs

     For the nine months ended September 30, 2004, the Company wrote off $0.1 million, of fixed assets, which were determined to have no remaining useful life. For the nine months ended September 30, 2003, the Company wrote off $0.4 million of fixed assets, which were determined to have no remaining useful life. For the three months ended September 30, 2003, the Company wrote off $17,000 of fixed assets, which were determined to have no remaining useful life. The Company did not write-off any fixed assets during the three months ended September 30, 2004.

5. Related Party Transactions

     Lewis Solomon, a member of the Company’s Board of Directors and a member of the Company’s Nominating and Governance Committee and Compensation Committee, is also a member of the Board of Directors of Harmonic, Inc. (Harmonic). Harmonic is an authorized, non-exclusive reseller of certain of the Company’s video products. For the three and nine months ended September 30, 2004, related party revenue included $1.5 million and $4.9 million, respectively, of revenue from Harmonic. For the three and nine months ended September 30, 2003, related party revenue included $0.5 million and $1.5 million, respectively, of revenue from Harmonic.

     Alek Krstajic, a member of the Company’s Board of Directors, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers Communications, Inc. (Rogers) until January 2003. Beginning April 1, 2003, the Company no longer recognized revenues related to Rogers as related party revenue because Rogers was no longer considered to be a related party. For the first quarter of 2003, the Company recognized $1.4 million of Rogers’s related party revenue, net of amortization of co-marketing expense.

     In the nine months ended September 30, 2004, the Company paid Mr. Krstajic $30,000 for consulting services provided to the Company.

     In December 2001, the Company entered into a co-marketing arrangement with Rogers to promote the Company’s brand its products. The Company paid $0.9 million to Rogers, and recorded this amount as other current assets. In July 2002, the Company began amortizing this prepaid asset and charging it against revenue in accordance with the Emerging Issues Task Force 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” Amounts charged against revenues in the three and nine months ended September 30, 2003, totaled approximately $1.4 million and $4.2 million, respectively. This asset was fully amortized during 2003.

     Cost of related party revenues in the Company’s consolidated statements of operations consists of direct and indirect costs. Accounts receivable from Harmonic totaled approximately $0.7 million at September 30, 2004. None of the related parties is a supplier to the Company.

6. Sale of Assets

     On April 2, 2004, the Company sold all of its ownership in Radwiz, Ltd., Ultracom Communications Holdings Ltd. and Combox Ltd. to a third party for a cash payment of $0.15 million. In connection with this disposition, the acquirer received obsolete inventories with no book value, $0.2 million of selected net assets, and assumed $1.35 million of net liabilities related to these subsidiaries. The Company recorded a net gain of $1.3 million on this transaction in the second quarter of 2004, which is included as an element of other income (expense) in the accompanying condensed consolidated statement of operations.

7. Product Warranties

     The Company provides for estimated product warranty expenses when it sells the related products. Because warranty estimates are forecasts based on the best available information — mostly historical claims experience — claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties for the nine months ended September 30, 2003 and 2004, is as follows (in thousands):

				Charges for
	Balance at	Additions Charged to	Expiration of	Warranty Services	Balance at End of
	Beginning of Period	Expenses	Accrued Warranty	Provided	Period
Nine months ended September 30, 2003
Warranty reserve	$8,607	1,350	—	(3,748)	$6,209
Nine months ended September 30, 2004
Warranty reserve	$5,509	2,943	(1,829)	(2,580)	$4,043

7. Subsequent Event

     In October 2004, the Company announced its intention to cease investment in future development of its Cable Modem Termination System (CMTS) product line. In connection with this announcement, the Company initiated a worldwide reduction in force, which is expected to result in a restructuring charge of approximately $3.2 million to $3.6 million in the quarter ending December 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

Overview

We develop manufacture, market and sell cable modem termination systems (CMTS), digital video management systems and customer premise equipment (CPE), including cable modems to broadband service providers who use the Company’s products to deliver broadband voice, video and data services to residential and business subscribers. Our revenues have been generated principally from sales of these three major product groups either directly to broadband service providers through direct sales forces primarily in North America, Europe and Asia or indirectly through resellers.

     In October 2004, after careful evaluation of our overall product portfolio and strategy, we announced our intention to cease investment in future development of our CMTS product line and halt development on future hardware upgrades. In connection with this action, we initiated a worldwide reduction in force, which is likely to result in a restructuring charge of approximately $3.2 million to $3.6 million in the quarter ending December 31, 2004. Although we currently expect the outcome of this action to generate future savings, we will incur additional material charges associated with our decision to cease investment in the CMTS product line and the currently anticipated employee termination costs may increase, perhaps materially.

     Our gross margins fluctuate from period to period primarily as a result of the sales volume and mix of products we sell. Specifically, we derive substantially higher margins from sales of our CMTS and digital video equipment products than we do from sales of our CPE products, which are subject to intense price competition. Due to disappointing CMTS sales in the third quarter, we undertook an evaluation of our overall product portfolio and strategy and decided to cease investing in our current CMTS product line. Moreover, to date a majority of our total revenues have been generated from sales of our CPE products. Historically, erosion of average selling prices (ASPs) of our CPE products has had a negative impact on our gross margins. However, we believe that the decline of ASPs will continue to decline moderately in the future. We are working to mitigate pressures on our gross margins by focusing on increasing sales of our higher margin digital video equipment and by continuing to focus on product manufacturing cost reductions for our CPE products. In the first quarter of 2004, we largely completed our transition to a new original design manufacturer (ODM) in Asia for our CPE products. To the extent that the containment of our product costs do not keep pace with ASP declines, our gross margins will be adversely affected.

     We have not been profitable since our inception. For the three and nine months ended September 30, 2004, we had a net loss of $13.5 million and $28.6 million, respectively. We believe our ability to achieve profitability in the long term will depend primarily on three factors. The first factor is our ability to achieve improved gross margins through an improved sales mix by increasing sales of higher margin digital video products relative to the sales of CPE products. To increase sales of digital video products, we are targeting new markets such as the broadcast sector and promoting new applications such as high definition television (HDTV) and digital insertion to cable and satellite operators. To the extent that sales of CPE products continue to comprise a greater proportion of our total revenues, our ability to achieve profitability in the future could be adversely affected. Second, we will continue to focus on lowering product costs for our CPE products through our ODM relationships in Asia. Finally, as discussed below, we expect to benefit from a lower expense base resulting in part from restructuring activities in the first, second and fourth quarters of 2004 combined with continued focus on cost containment. Furthermore, as part of our restructuring efforts, we will continue to divest and cease investment in unprofitable product lines in an effort to focus on growing our business and redirect our resources.

However, despite these efforts, we may not succeed in attaining profitability in the near future, if at all.

     At September 30, 2004, we had approximately $111.9 million in cash, cash equivalents and short-term investments as compared to approximately $138.6 million at December 31, 2003. The decrease in the first nine months of 2004 primarily resulted from the use of cash for operating activities. Although we believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

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

     In the third quarter of 2004, after the resignation of Zaki Rakib, our former Chief Executive Officer, Jerry Chase was appointed as our Chief Executive Officer. During the same period, Arthur Taylor, our Chief Financial Officer, and Douglas Sabella, our Chief Operating Officer, resigned. On October 1, 2004, Shlomo Rakib, our President and Chief Technology Officer, resigned.

Critical Accounting Policies

Inventory Valuation and Purchase Obligations

     We record losses on commitments to purchase inventory in accordance with Statement 10 of Chapter 4 of Accounting Research Bulletin No. 43. Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which assessment includes a review of, among other factors, an estimate of future demand for products within specific time horizons, generally six months as well as product lifecycle and product development plans. Given the rapid technological change in the technology and communications equipment industries as well as significant, unpredictable changes in capital spending by our customers and therefore demand for our products, we believe that assessing the value of inventory using generally a six month time horizon is appropriate.

     The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also consistent with our short-term manufacturing plan. Based on this analysis, we reduce the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available.

     We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for the manufacture of our products. During the normal course of business, in order to manage manufacturing lead times (often ranging from three to six months) and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our component supply requirements. If we were to curtail or cease production of certain products or terminate these agreements, we may be liable for vendor cancellation charges.

     We accrue for vendor cancellation charges (which increase cost of goods sold) which represent management’s estimate of our financial exposure to vendors when our management curtails or ceases production of certain products or terminates a vendor or supplier agreement. Estimates of exposure are determined using vendor inventory data. Should we change our short-term manufacturing plans such that further products or components would no longer be used, additional vendor cancellation charges may occur. At September 30, 2004, accrued vendor cancellation charges were $4.3 million which are expected to become payable in the next three to six months. Historically, we have been able to reverse portions of our vendor cancellation accrual as we were able to negotiate downward certain vendor cancellations to more favorable terms. Such reversals of vendor cancellation charges cause a decrease in cost of goods sold in the period during which such charges are settled. For the three and nine months ended September 30, 2004, we reversed approximately $23,000 and $3.4 million, respectively, of vendor cancellation charges as a result of favorable negotiations with vendors.

     There have been no material change to any of our critical accounting policies and estimates as disclosed in our annual report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Three and Nine Months Ended September 30, 2004 and September 30, 2003

Revenues

(in thousands)	For the three		For the nine		% Change for the	% Change for the
	months ended		months ended		three months ended	nine months ended
	September 30,		September 30,		September 30,	September 30,
	2004	2003	2004	2003	2004/2003	2004/2003
Revenues	$37,202	$37,628	$121,151	$90,495	(1)%	34%

     We sell directly to our customers, principally broadband service providers and broadcasters, and to a lesser extent, indirectly through resellers. Revenues from sales of our products are recognized when: (1) persuasive evidence of a sales arrangement exists, (2)  product delivery has occurred or services have been rendered, (3) the selling price is fixed or determinable, and (4) collectibility of revenue is reasonably assured. A provision is made for estimated product returns as product warranty shipments are made. Our existing agreements typically do not grant return rights beyond those provided by our product warranty. Revenue from product sales to resellers are generally recognized when product is shipped as we generally do not grant return rights beyond those provided by the warranty.

     Our revenues decreased 1% to $37.2 million for the quarter ended September 30, 2004 compared to $37.6 million in the quarter ended September 30, 2003, primarily due to decreased deployments of our CMTSs by cable operators across all geographics, which decline in CMTS revenue was offset by increased sales of our video products and CPE.

     Our revenues increased 34% to $121.2 million for the nine months ended September 30, 2004 compared to $90.5 million for the nine months ended September 30, 2003, primarily due to increased sales of our CPE and video products, and increased sales of our legacy circuit-switch voice product, which increased sales were offset by decreased sales of our CMTS products due to decreased deployments of our CMTSs by cable operators across all geographics. We expect total revenues to continue to decline in the fourth quarter of 2004 compared to the third quarter of 2004 primarily due to a slow-down in the market for our products as well as our decision to cease investment in future development of our CMTS product line.

Revenues by Groups of Similar Products

(in thousands)	For the three		For the nine		% Change for the	% Change for the
	months ended		months ended		three months ended	nine months ended
	September 30,		September 30,		September 30,	September 30,
	2004	2003	2004	2003	2004/2003	2004/2003
Revenues by product:
CMTS products	$6,492	$16,825	$27,917	$29,979	(61)%	(7)%

(in thousands)	For the three		For the nine		% Change for the	% Change for the
	months ended		months ended		three months ended	nine months ended
	September 30,		September 30,		September 30,	September 30,
	2004	2003	2004	2003	2004/2003	2004/2003
CPE products	18,899	15,654	67,658	46,320	21%	46%
Video products	10,802	4,577	24,381	11,109	136%	119%
Other products	1,009	572	1,195	3,087	76%	(61%)

Total revenues	$37,202	$37,628	$121,151	$90,495	(1)%	34%

     CMTS revenues decreased 61% and 7%, respectively for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. This decrease was due to slower CMTS deployments by existing customers and our ongoing challenge in winning new CMTS accounts. In October 2004, we announced our intention to cease investment in future development of our CMTS product line. Consequently, we expect CMTS revenues to significantly decrease in the fourth quarter of 2004 and future periods.

     CPE revenues increased 21% for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003, due to an increase in modem sales. The number of modems sold increased from approximately 0.3 million units in the third quarter of 2003 to approximately 0.5 million units in the third quarter of 2004. CPE revenues increased 46% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, due to an increase in modem sales, as well as an increase in sales of our legacy circuit-switch voice product especially in the second quarter of 2004. The number of modems sold increased from approximately 0.9 million units in the nine months ended September 30, 2003 to approximately 1.5 million units in the nine months ended September 30, 2004. The intensely competitive nature of the market for our products has led to significant ASP erosion for our CPE products over time, and we expect this price erosion to continue, but to a lesser extent. We believe that our full transition to an ODM in Asia, which was substantially completed in the first quarter of 2004, may allow us to remain competitive in the marketplace and maintain favorable margins on these products. Additionally, during the second quarter of 2004, we experienced exceptionally strong demand for our legacy Multigate circuit-switch product line, which is sold primarily to one customer in Europe. Going forward, we anticipate the level of circuit switch business to continue to remain relatively low. We expect total CPE revenues to decline in the fourth quarter of 2004 due to lower expected sales and continued ASP declines.

     Revenues from video products increased 136% for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003, and increased 119% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, due to increased sales of our DM 6400 Cherrypicker video product to US multiple system operators MSOs as well as revenue recognized in the third quarter of 2004 from shipments of our BP5100 platform through August 31, 2004. We currently anticipate that video revenues will likely be flat in the fourth quarter of 2004 when compared to the third quarter of 2004 due to the rapid growth in video revenues in the third quarter of 2004. However, we are encouraged by the prospects for our video business to grow in the future and currently believe that we will continue to see increased sales of video products as demand for high definition television (HDTV) and other digital video services, including digital ad insertion, grows in 2005.

     We had $1.0 million of sales of our legacy telecom products in the third quarter of 2004, up 76% from the same period in 2003. Other revenues decreased 61% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, due to significantly decreased sales of our legacy telecom products. We expect sales of telecom products to be minimal in the fourth quarter of 2004.

Revenues by Geographic Region

(in thousands)	For the three		For the nine		% Change for the	% Change for the
	months ended		months ended		three months ended	nine months ended
	September 30,		September 30,		September 30,	September 30,
	2004	2003	2004	2003	2004/2003	2004/2003
Revenues by geographic areas:

(in thousands)	For the three		For the nine		% Change for the	% Change for the
	months ended		months ended		three months ended	nine months ended
	September 30,		September 30,		September 30,	September 30,
	2004	2003	2004	2003	2004/2003	2004/2003
North America	$25,531	$17,023	$70,427	$48,938	50%	44%
Europe, Middle East, Africa Region (EMEA), excluding Israel	3,379	5,173	18,344	15,873	(35)%	16%
Israel	1,663	638	10,879	1,449	161%	651%
Asia	6,619	14,293	21,438	23,715	(54)%	(10)%
South America	10	501	63	520	(98)%	(88)%

Total	$37,202	$37,628	$121,151	$90,495	(1)%	34%

     Revenues in North America increased 50% to $25.5 million in the third quarter of 2004 compared to the same period in 2003, and increased 44% to $70.4 million in the nine months ended September 30, 2004, compared to the same period in 2003, primarily due to increased sales of our CPE and video products to US MSOs and sales of our BP5100 to our broadcast customer, Fox. Revenues in Israel increased due to increased sales of our legacy Multigate circuit-switch product. Revenues in Asia decreased due to decreased sales of DOCSIS 2.0 CMTS products. During the nine months ended September 30, 2004, we emphasized sales to our US customers while placing a lower emphasis on sales internationally due to our increased success with US opportunities. We expect revenue in international locations to continue declining in the fourth quarter of 2004, especially since we announced our decision to stop investing in our CMTS product line. Overall revenues are expected to be significantly lower in the fourth quarter of 2004, due to decreased deployment of our CPE and video products and our intention to cease investment in future development of our CMTS product line. Three customers accounted for 10% or more of total revenues (20%, 15%, and 14%) for the three months ended September 30, 2004. Two customers accounted for 10% or more of total revenues (21% and 11%) for the nine months ended September 30, 2004. Three customers accounted for 10% or more of total revenues (29%, 13%, and 13%) for the three months ended September 30, 2003. Three customers accounted for 10% or more of total revenues (20%, 17%, and 12%) for the nine months ended September 30, 2003. No other customer accounted for more than 10% of revenues during these periods.

Related Party Revenues

(in thousands)	For the three		For the nine		% Change for the	% Change for the
	months ended		months ended		three months ended	nine months ended
	September 30,		September 30,		September 30,	September 30,
	2004	2003	2004	2003	2004/2003	2004/2003
Related party revenues:
Harmonic revenues	$1,543	$460	$4,933	$1,474	235%	235%
Rogers’ revenues	—	—	—	1,453	—	—

Total related party revenues	$1,543	$460	$4,933	$2,927	235%	69%

     Related party revenues increased 235% in the third quarter of 2004, compared to the third quarter of 2003. Related party revenues increased 69% in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003. Related party revenues in the first quarter of 2003 included revenues from Rogers Communications, Inc. (Rogers) and Harmonic, Inc. (Harmonic). Alek Krstajic, a member of our board of directors, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers until January 2003. Effective in April 2003, Rogers was no longer a related party to us. Consequently, revenues attributable to Rogers were not classified as related party revenues after the first quarter of 2003. Lewis Solomon, another member of our board of directors, is a member of the board of directors of Harmonic. All revenues attributable to Harmonic were included in related party revenues in 2004 and 2003. The increase in related party revenues was primarily due to an increase in sales of our video products to Harmonic in 2004 as compared to the same periods in 2003. None of our related parties is a supplier to us.

     In December 2001, we entered into a co-marketing arrangement with Rogers. We paid $0.9 million to Rogers, and recorded this amount as other current assets. In July 2002, we began amortizing this prepaid asset and charging it against related party revenues in accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” We charged $0.15 million per quarter of the amortization of this asset against total revenues through December 31, 2003. Approximately $0.15 million of amortization was charged against total revenues in the first quarter of 2003. No further amounts of this co-marketing arrangement were included in other current assets after December 31, 2003 and no further amortization has or will occur in 2004.

Cost of Goods Sold and Gross Profit

(in thousands)	For the three		For the nine		% Change for the	% Change for the
	months ended		months ended		three months ended	nine months ended
	September 30,		September 30,		September 30,	September 30,
	2004	2003	2004	2003	2004/2003	2004/2003
Cost of revenues	30,393	27,296	86,014	69,500	13%	23%
Cost of related party revenues	539	138	1,348	1,262	291%	7%

Total cost of goods sold	30,932	27,434	87,362	70,762	13%	23%

Gross profit	$6,270	$10,194	$33,789	$19,733	(38)%	71%

     Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In the three and nine months ended September 30, 2004, cost of goods sold was approximately 83% and 72% of revenues, respectively, compared to 73% and 78% of revenues, respectively, in the same periods in 2003. For the three and nine months ended September 30, 2004, we reversed approximately $23,000 and $3.4 million, respectively, of vendor cancellation charges. For the three and nine months ended September 30, 2003, we reversed $1.0 million and $5.4 million, respectively, of vendor cancellation charges. We reversed these charges as we were able to negotiate downward certain vendor cancellation to more favorable terms. Additionally, during the three and nine months ended September 30, 2004, we reversed approximately $0.6 million and $1.9 million, respectively, of inventory reserves, which were previously recorded as cost of goods sold. During the three and nine months ended September 30, 2003, we reversed approximately $1.0 million and $2.7 million, respectively of inventory reserves. We reversed these reserves as we were able to sell inventory originally considered to be excess or obsolete.

     In the three and nine months ended September 30, 2004, related party cost of revenues increased compared to the same periods in 2003 primarily due to higher sales of our video products to Harmonic.

     Our gross profit decreased 38% to $6.3 million or 17% of sales in the three months ended September 30, 2004 compared to $10.2 million, or 27% of sales in the same period in 2003. Our gross profit increased 71% to $33.8 million or 28% of sales in the nine months ended September 30, 2004 compared to $19.7 million, or 22% of sales in the same period in 2003. The decrease in our gross profit for the three months ended September 30, 2004 compared to the same period in 2003, was primarily related to relatively flat revenues and an unfavorable product line sales mix. The increase in our gross profit for the nine months ended September 30, 2004 was primarily related to an increase in revenues compared to the same period in 2003, as well as a favorable product line sales mix, as we generated a larger proportion of sales from our higher margin digital video products, and the continued effective cost management of our CPE products due largely to the benefits gained from moving manufacturing operations to on ODM in Asia. For the three and nine months ended September 30, 2004, we accrued $2.0 million and $3.3 million, respectively, of vendor cancellation charges. For the three months ended September 30, 2003, we did not accrue any vendor cancellation charges. For the nine months ended September 30, 2003, we accrued $2.2 million of vendor cancellation charges. We accrued these charges, which represent management’s estimate of our exposure to vendors should we curtail or cease production of certain products or terminate a vendor or supplier agreement. Additionally, during the three and nine months ended September 30, 2004, we accrued $5.5 million and $7.7 million, respectively, of inventory reserves to cost of goods sold. During the three and nine months ended September 30, 2003, we accrued $1.0 million and $3.6 million, respectively of inventory reserves to cost of goods sold. Based on a detailed analysis of our inventory, we accrued these reserves to reduce the cost of our inventory by the amounts we specifically identified and considered obsolete or excessive to fulfill future sales estimates.

     We will continue to focus on improving sales of higher margin products and reducing product-manufacturing costs. We are now partnering with contract manufacturers in Asia primarily for our CPE products, which may provide us with more competitive component pricing, economies of scale, and improved manufacturing capabilities. However, there are no assurances that we will succeed in selling a greater percentage of higher margin products or reducing our product manufacturing costs. Primarily due to our intention to cease investment in future development of our CMTS product line and halt development on future hardware upgrades, we believe our lower margin CPE products will comprise a larger percentage of our revenue and cost of good sold. Consequently, we expect margins to decline beginning in the fourth quarter of 2004.

Operating Expenses

(in thousands)	For the three		For the nine		% Change for the	% Change for the
	months ended		months ended		three months ended	nine months ended
	September 30,		September 30,		September 30,	September 30,
	2004	2003	2004	2003	2004/2003	2004/2003
Research and development	$8,696	$9,363	$26,680	$32,797	(7)%	(19%)
Sales and marketing	$6,222	$6,452	$18,854	$19,741	(4)%	(4)%
General and administrative	$2,993	$2,783	$8,381	$9,510	8%	(12)%

     Research and Development. Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, and expenditures for outside engineering consultants, and equipment and supplies required to develop and enhance our products. Research and development expenses decreased 7% to $8.7 million or 23% of sales in the three months ended September 30, 2004 from $9.4 million or 25% of sales in the same period in 2003. The $0.7 million decrease in research and development expenses was attributable to $0.5 million of reductions in employee related expenses. The decrease in research and development expenses also included reductions of $0.5 million in purchases of materials, costs incurred to develop prototypes, and other research and development expenses, and a decrease of $0.1 million of outside engineering consultants, partially offset by an increase of $0.4 million related to the implementation of an incentive compensation plan for research and development personnel in the third quarter of 2004.

     Research and development expenses decreased 19% to $26.7 million or 22% of sales in the nine months ended September 30, 2004 from $32.8 million or 36% of sales in the same period in 2003. The $6.1 million decrease in research and development expenses was attributable to $2.6 million of reductions in employee related expenses due to restructuring actions in 2004. The decrease in research and development expenses also included reductions of $0.3 million of outside engineering consultants and $3.6 million of reductions in purchases of materials, costs incurred to develop prototypes, and other research and development expenses partially offset by an increase of $0.4 million related to the implementation of an incentive compensation plan for research and development personnel in the third quarter of 2004. In connection with our intention to cease investment in future development of our CMTS product line and halt development on future CMTS hardware upgrades, we currently expect research and development expenses to continue to decrease in the fourth quarter of 2004. However, we believe it is critical for us to continue to make significant investments in research and development to create innovative technologies and products that meet the current and future requirements of our customers. Accordingly, we intend to continue our investment in research and development specifically related to our video and CPE product lines.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, and marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses decreased 4% to $6.2 million or 17% of sales in the three months ended September 30, 2004 from $6.5 million or 17% of sales in the same period in 2003. The $0.3 million decrease in sales and marketing expenses was primarily due to $0.2 million of decreased travel costs, $0.7 million of reductions related to leased aircraft costs now included in restructuring charges, and $0.2 million of overall sales and marketing cost reductions. These reductions were partially offset by $0.2 million in increased employee expenses in sales and marketing and $0.5 million of increased spending for outside consultants, and $0.1 million related to the implementation of an incentive compensation plan for sales and marketing personnel in the third quarter of 2004.

     Sales and marketing expenses decreased 4% to $18.9 million or 16% of sales in the nine months ended September 30, 2004 from $19.7 million or 22% of sales in the same period in 2003. The $0.9 million decrease in sales and marketing expenses was primarily due to $1.6 million of reductions related to leased aircraft costs now included in restructuring charges, $0.2 million of decreased travel costs, a decrease in accrued bonuses in 2004 of $0.1 million due to the discontinuation of the executive bonus plan in 2004, and $1.0 million of overall sales and marketing cost reductions. These reductions were partially offset by $0.8 million in increased employee expenses in sales and marketing, and $1.2 million of increased spending for outside consultants. We currently expect sales and marketing expenses to be slightly higher for the fourth quarter of 2004 compared to the third quarter of 2004.

     General and Administrative. General and administrative expenses consist primarily of salary and benefits for administrative and support personnel, travel expenses and legal, accounting and consulting fees. Overall general and administrative expenses increased 8% to $3.0 million or 8% of sales for the three months ended September 30, 2004 from $2.8 million or 7% of sales in the same period in 2003. Prior to the second quarter of 2004, we included severance expense related to the termination of an executive officer in general and administrative expenses. In the first quarter of 2003, $0.3 million of general and administrative expense included severance expense related to the termination of the executive officer. Beginning the second quarter of 2004, we now record all severance expenses associated with the termination of executive officers in the statements of operations under the caption, “Executive Severance, Restructuring Costs and Asset Write-offs”. The $0.2 million increase in general and administrative expenses for the three months ended September 30, 2004, compared to the same period in 2003 was primarily due to $0.7 million of increased spending for outside consultants, $0.1 million of increased severance expense, $0.1 million increase of travel and other expenses, partially offset by a $0.2 million decrease related to the discontinuation of the executive bonus plan in 2004, and $0.5 million in decreased employee expenses.

     General and administrative expenses decreased by $1.1 million to $8.4 million or 7% of sales for the nine months ended September 30, 2004 from $9.5 million or 11% of sales in the same period in 2003. The $1.1 million decrease was primarily due to $1.6 million in reduced employee expenses including a decrease of $0.5 million of accrued bonuses in 2004 due to the discontinuation of the executive bonus plan in 2004, $0.2 million of decreased severance cost, and $0.8 million of overall general and administrative cost decreases, partially offset by $1.3 million of increased spending for outside consultants and $0.2 million increase of travel expenses. We currently expect general and administrative expenses to be slightly lower for the fourth quarter of 2004 compared to the third quarter of 2004.

Executive Severance, Restructuring Costs and Asset Write-offs

(in thousands)	For the three months		For the nine months
	ended		ended
	September 30,		September 30,
	2004	2003	2004	2003
Executive severance charges	$1,366	$—	$3,048	$—
Restructuring charges (recovery)	—	(261)	4,409	2,398
Long-lived assets written-off	—	17	106	405
Revaluation of restructuring charges	97	—	846	—

Executive severance, restructuring costs and asset write-offs	$1,463	$(244)	$8,409	$2,803

     Executive Severance Charges In June 2004, we entered into an employment agreement with an executive officer. Although this executive officer resigned effective as of October 1, 2004, we recorded a severance provision of $1.4 million related to termination cost for this officer in the third quarter of 2004. Most of the separation costs related to this officer are expected to be paid in the fourth quarter of 2004 with nominal amounts for employee benefits paid into the fourth quarter of 2005.

     In June 2004, we entered into separation agreements with two executive officers. Both executive officers resigned in the third quarter of 2004. We recorded a severance provision of $1.7 million related to termination costs for these officers in the second quarter of 2004. Most of the separation costs were paid in the third quarter of 2004 with nominal amounts for employee benefits paid through the third quarter of 2005.

     Restructuring Costs During the first quarter of 2004, we initiated a restructuring plan to bring operating expenses in line with revenue levels. We incurred restructuring charges in the amount of $3.3 million of which $1.0 million related to employee termination costs, $0.9 million related to exit costs for an aircraft lease, and $1.4 million related to costs for excess leased facilities. We incurred restructuring charges in the amount of $1.15 million in the second quarter of 2004 related to additional costs for excess leased facilities, which were contemplated in the first quarter restructuring plan. As of September 30, 2004, the employment of 58 employees had been terminated, and we paid $0.8 million in termination costs, $0.9 million of costs related to the aircraft lease, and $0.6 million of costs related to excess leased facilities. We anticipate the remaining restructuring accrual related to the aircraft lease to be substantially utilized for servicing operating lease payments, through January 2007, and the remaining restructuring accrual related to excess leased facilities to be utilized for servicing operating lease payments or negotiating a buyout of operating lease commitments through October 2009. In the second and third quarters of 2004, we re-evaluated the first and second quarter 2004 restructuring charges for the excess facilities and the aircraft lease termination. Based on market conditions, new assumptions provided by our broker, and the terms of aircraft sublease agreement, which we entered into in the third quarter of 2004, we increased the restructuring charge by a total of $0.8 million in the nine months ended September 30, 2004.

     The amount of net costs accrued under the 2004 restructuring plan assumes that we will successfully sublease the aircraft and excess leased facilities. The reserve for the aircraft lease and excess leased facilities approximates the difference between our current costs for the aircraft and excess leased facilities and the estimated income derived from subleasing, which is based on information derived by our brokers that estimated, based on assumptions relevant to the aircraft lease and real estate market conditions as of the date of our implementation of the restructuring plan, the time it would likely take to fully sub-lease the aircraft and excess leased facilities. In the third quarter of 2004, we entered into an agreement with a third party to sublease the aircraft. Even though it is our intent to sublease our interests in the excess facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur, if at all. In light of this uncertainty, we will continue to periodically re-evaluate and adjust the reserve, as necessary.

     During the first quarter of 2003, we initiated a restructuring program. We incurred restructuring charges in the amount of $2.7 million related to employee termination costs and paid $2.7 million in termination costs. At September 30, 2004, no restructuring charges remain accrued.

     In the third quarter of 2002, we initiated a restructuring program. As part of this program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities. We incurred additional restructuring charges of $3.6 million in 2002. Of the total restructuring charge, $2.3 million was related to employee termination costs. The remaining $1.3 million related primarily to costs for excess leased facilities. At September 30, 2004, restructuring charges of $1.2 million remained accrued. As of September 30, 2004, the employment of 153 employees had been terminated, and we paid $2.2 million in termination costs and $0.2 million in excess facility costs. We currently anticipate the remaining restructuring accrual, primarily relating to excess leased facilities, will be utilized for servicing operating lease payments or negotiating a buyout of operating lease commitments, through 2005.

     In 2001 we incurred restructuring charges of $12.7 million. Of the total restructuring charges recorded, $3.2 million related to employee termination costs covering 293 technical, production, and administrative employees. The remaining $9.5 million of restructuring charges related primarily to costs for excess leased facilities. As of September 30, 2004, restructuring charges of $2.4 million remained accrued. We anticipate utilizing the remaining restructuring accrual, which relates to servicing operating lease payments or negotiating a buyout of operating lease commitments, through 2005.

     In October 2004, we announced our intention to cease investment in future development of our CMTS product line. In connection with this announcement, we initiated a worldwide reduction in force, which is expected to result in a restructuring charge of approximately $3.2 million to $3.6 million related to employee termination costs in the quarter ending December 31, 2004. We may incur additional material charges associated, and may further reduce our workforce in connection, with this determination.

     Asset Write-offs For the nine months ended September 30, 2004 and September 30, 2003, we wrote off $0.1 million and $0.4 million, respectively, of fixed assets, which were determined to have no remaining useful life. We did not write-off any fixed assets during the three months ended September 30, 2004. For the nine months ended September 30, 2003, we wrote off $17,000 of fixed assets, which were determined to have no remaining useful life. We did not write-off any fixed assets during the three months ended September 30, 2003.

Non-Operating Expenses

(in thousands)	For the three		For the nine		% Change for the	% Change for the
	months ended		months ended		three months ended	nine months ended
	September 30,		September 30,		September 30,	September 30,
	2004	2003	2004	2003	2004/2003	2004/2003
Interest income	$525	$583	$1,437	$2,394	(10%)	(40%)
Interest expense	$(812)	$(787)	$(2,456)	$(2,438)	3%	1%
Other income (expense)	$(46)	$1,238	$1,155	$1,038	—	11%

     Interest Income. Interest income decreased 10% to $0.5 million in the third quarter of 2004 compared to $0.6 million in the same period in 2003. Interest income decreased 40% to $1.4 million in the nine months ended September 30, 2004 compared to $2.4 million in the same period in 2003. The decrease in interest income in both periods was primarily due to lower invested average cash balances, slightly off-set by higher interest rates.

     Interest Expense. Interest expense, which related primarily to interest on our Convertible Subordinated Notes (Notes) due in 2007, remained relatively flat in the third quarter of 2004 and the nine months ended September 30, 2004, compared to the same periods in 2003 as no Notes were repurchased in 2003 or 2004.

     Other Income (Expense). Other income (expense) is generally comprised of the impact of foreign currency transaction gains and losses and realized gains or losses on investments. In the second quarter of 2004, we sold all of our ownership in Radwiz, Ltd., Ultracom Communications Holdings Ltd. and Combox Ltd. to a third party for a cash payment of $150,000. In connection with this disposition, the acquirer received obsolete inventories with no book value, $0.2 million of selected net assets, and $1.35 million of net liabilities related to these subsidiaries. We recorded other income of $1.3 million on this transaction in the second quarter of 2004.

Income Taxes

(in thousands)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Income tax expense	$(83)	$(84)	$(229)	$(214)

     We have generated losses since our inception. In the three and nine months ended September 30, 2004 and 2003, we recorded an income tax expense related primarily to foreign taxes.

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

     The Court of Appeals’ opinion affirming dismissal of the Bertram case does not end the class action. We believe that the allegations in the class action are without merit, and we intend to contest this matter vigorously. This matter, however, could prove costly and time consuming to defend, and there can be no assurances about the eventual outcome.

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

     On January 19, 2003, Omniband Group Limited, a Russian company, or Omniband, filed a request for arbitration with the Zurich Chamber of Commerce, claiming damages in an amount of $2,094,970 allegedly caused by our breach of an agreement to sell to Omniband certain equipment pursuant to an agreement between Omniband and Radwiz, Ltd., one of our wholly-owned subsidiaries. On December 18, 2003, the panel of arbiters with the Zurich Chamber of Commerce allowed the arbitration proceeding to continue against Radwiz. Omniband appealed the Zurich Chamber of Commerce’s decision, which was affirmed in its ruling of October 15, 2004. We believe that the allegations are without merit and intend to present a vigorous defense in the arbitration proceedings.

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

Liquidity and Capital Resources

     At September 30, 2004, we had approximately $64.1 million in cash and cash equivalents and $47.8 million in short-term investments.

     Cash used in operating activities for the nine months ended September 30, 2004 was $25.6 million compared to $57.1 million used in the same period in 2003. In the nine months ended September 30, 2004, significant uses of cash from operating activities included $28.6 million loss from operations, $14.9 million decrease in accounts payable, and $5.6 million of increase in gross inventory, offset by a $6.4 million write-off of CMTS and modem inventories in 2004. In the nine months ended September 30, 2003, significant uses of cash from operating activities included a $44.3 million loss from operations, and a $11.3 million decrease in vendor cancellation reserves as we paid down these obligations, $13.0 million decrease in accounts receivable, partially offset by a $5.8 million increase in other assets, and $4.7 million net increase in inventory.

     Cash provided by investing activities for the nine months ended September 30, 2004, was $58.2 million compared to cash used in investing activities of $20.7 million in the same period in 2003. Investing activities consisted primarily of net purchases and sales of short-term investments in 2004 and 2003. The increase in cash provided by investing activities in the nine months ended September 30, 2004, was primarily due to the maturity of short-term investments during the period. The decrease in cash used in investing activities in the nine months ended September 30, 2003 was primarily due to movement of short-term investments to cash and cash equivalents to fund operations.

     Cash provided by financing activities was $1.3 million in the nine months ended September 30, 2004 compared to $2.3 million in the same period in 2003 primarily due to proceeds from the exercise of stock options and the sale of shares of common stock through our Employee Stock Purchase Plan.

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

     Through September 30, 2004, we had repurchased approximately $434.9 million of the Notes for $171.0 million in cash and $17.9 million in stock, resulting in a gain on early retirement of debt of approximately $234.4 million net of related unamortized issuance costs of $11.6 million. We did not repurchase any Notes in 2003 or 2004.

     We believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months. In order to obtain profitability in the future, we will need to increase revenues from the sale of our more profitable products while decreasing costs. We also may need to raise additional funds in order to support more rapid expansion, develop new or enhanced products and services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, and financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. We cannot assure you that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, or services take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

Contractual Obligations

     The following summarizes our contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

		Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years
Unconditional Purchase Obligations	$26.5	$26.5	$—	$—	$—
Long Term Debt	68.5	—	1.6	65.1	1.8
Operating Lease Obligations	19.7	6.6	6.5	6.2	0.4
Aircraft Lease	3.4	1.5	1.9	—	—

Total Contractual Commitments	$118.1	$34.6	$10.0	$71.3	$2.2

     We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of September 30, 2004, we had approximately $26.5 million of purchase obligations, of which $2.1 million is included in the consolidated balance sheets as accrued vendor cancellation charges, and the remaining $24.4 million is attributable to open purchase orders in the ordinary course of business. The remaining obligations are expected to become payable at various times through the first quarter of 2005.

     In the third quarter of 2004, the Company entered into an agreement with a third party to sublease the aircraft. The aircraft lease commitment above does not include an estimated reduction of $100,000 per month related to this sublease income.

     We had restricted cash of $8.7 million at September 30, 2004. Restricted cash related to commitments primarily required to support operating leases, are as follows (in millions):

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than	1-3	4-5	Over 5
	Committed	1 year	years	years	years
Deposits	$1.0	$0.3	$0.7	$—	$—
Standby Letters of Credit	7.7	—	—	7.5	0.2

Total Commercial Commitments	$8.7	$0.3	$0.7	$7.5	$0.2

     In 2002, we entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was secured by a $9.0 million letter of credit. The letter of credit was reduced to $7.5 million in February 2003. This lease commitment is included in the table above. As discussed above, in the third quarter of 2004, we entered into an agreement with a third party to sublease the aircraft.

Impact of Recently Issued Accounting Standards

     In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of stock option grants.

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

     It is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we have been shipping products in volume since the first quarter of 1998. As of September 30, 2004, we had an accumulated deficit of $1.0 billion. We believe that we will continue to experience challenges in selling our products at a profit and may continue to operate with net losses for the foreseeable future. In the past few years, we experienced a decrease in revenues, which was, in large part, due to the erosion of average selling prices (ASPs) of our products and a drop in CMTS sales volume due to our transition from a proprietary platform to the DOCSIS standards platform. Although our revenues increased in the first half of 2004 as compared to 2003, we still incurred losses of $13.5 million and $28.6 million, respectively, in the three and nine months ended September 30, 2004. As a result of the operating deficiencies, we have had to use available cash and cash equivalents to supplement the operation of our business. Cash used in operating activities for the nine months ended September 30, 2004 was $25.6 million compared to $57.1 million used in the same period in 2003. Additionally, we generally have been unable to significantly reduce our short-term expenses in order to compensate for unexpected decreases in anticipated revenues or delays in generating anticipated revenues. For example, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price irrespective of whether we can subsequently use such quantities in our products. Further, we have experienced and will likely continue to experience declining ASPs of our products. We record an inventory charge to reduce our inventory to the lower of cost or market if ASPs fall below the cost of these products. In addition, we have significant operating lease commitments for facilities and equipment that generally cannot be cancelled in the short-term without substantial penalties.

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

     We often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed, particularly in the short term. For example, a significant percentage of these operating expenses are fixed due to operating leases for our facilities and equipment. Also, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price. Because in the past, we have been unable to use all of the products that we purchased from our suppliers, we have taken vendor cancellation charges as a result of these fixed commitments, and we may have to take additional charges in the future if we are unable to use all of the products that we purchase from our suppliers. As of September 30, 2004, $26.5 million of purchase obligations were outstanding. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of our business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations, our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall. Moreover, our research and development expenses fluctuate in response to new product development, and changing industry requirements and customer demands.

     Additionally, the unit ASPs of our products declined considerably in 2002, 2003, and 2004, and we anticipate that unit ASPs of our products will continue to decline in the future. This has caused and will continue to cause a decrease in our gross margins if we are unable to off-set the decline in ASPs with cost reduction measures. In addition, the gross margins we realize from the sale of our products are affected by the mix of product sales between higher margin, lower volume head-end equipment, such as digital video management systems, and lower margin, higher volume Customer Premise Equipment (CPE) products, such as modems. We are attempting to increase our gross margin by shifting our product mix from CPE revenues to higher margin digital video product revenues, and cease investment in our CMTS product line. However there are no assurances that we will succeed. For the reminder of 2004 and 2005, we expect that sales of our low-margin CPE products will continue to make up a significant portion of our revenues. Revenues for our video products will remain flat for the remainder of 2004. Moreover, we are in the early stages of development with respect to our video product line. Historically, video product revenues represented less than 30% of our total revenues. If our video product line does not receive broader market acceptance and we do not generate a greater percentage of total revenues from video product revenues, we will not succeed in greatly improving our gross margin.

We are dependent on a small number of customers and our business could be harmed by the loss of any of these customers or reductions in their purchasing volumes.

     Our customers have undergone and continue to undergo significant consolidation in both North America and internationally, as a limited number of cable operators control an increasing number of systems. For example, the top nine cable operators in the United States operate systems that service approximately 90% of homes that receive cable services in the United States. As a result of the consolidation among cable operators, our revenue has been and will continue to be dependent on sales to the few leading cable operators worldwide. Three customers accounted for 10% or more of total revenues (20%, 15%, and 14%) for the three months ended September 30, 2004. Two customers accounted for 10% or more of total revenues (21% and 11%) for the nine months ended September 30, 2004. Three customers accounted for 10% or more of total revenues (29%, 13%, and 13%) for the three months ended September 30, 2003. Three customers accounted for 10% or more of total revenues (20%, 17%, and 12%) for the nine months ended September 30, 2003.

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

     Also, we may not succeed in attracting new customers as many of our potential customers have pre-existing relationships with our current or potential competitors and the continued consolidation of the cable industry reduces the number of potential customers. To attract new customers, we may be faced with intense price competition, which may affect our gross margins. We may also face losing existing customers or business from our existing customers because of our decision to cease investment in our CMTS product line.

The sales cycle for certain of our products is lengthy, which makes forecasting of our customer orders and revenue difficult.

     The sales cycle for certain of our products is lengthy, often lasting nine months to more than a year. Our customers generally conduct significant technical evaluations, including customer trials, of our products as well as competing products prior to making a purchasing decision. In addition, purchasing decisions may also be delayed because of a customer’s internal budget approval processes. Because of the lengthy sales cycle and the size of customer orders, if orders forecasted for a specific customer for a particular period do not occur in that period, our revenues and operating results for that particular quarter could suffer. Moreover, a portion of our expenses related to an anticipated order is fixed and difficult to reduce or change, which may further impact our revenues and operating results for a particular period.

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

     Additionally, we have recently experienced and may continue to experience significant changes in key personnel, including the resignation of our Chief Executive Officer and his appointment as Chairman of the Board of Directors, the resignation of our Chairman, President and Chief Technology Officer although he remains a member of the Board, and the resignation of our Chief Operating Officer and Chief Financial Officer, as well as the appointment of a new Chief Executive Officer and the appointment of our General Counsel and Head of Human Resources as the Acting Chief Financial Officer. Turnover in personnel, and the recruitment and retention of a new senior management staff, has created and could continue to create a number of transitional challenges for us. For instance, we are currently actively engaged in the search for a new Chief Financial Officer. Although we have an Acting Chief Financial Officer, we may experience transitional difficulties in financial management and administration during the period until a new Chief Financial Officer is appointed. These transitional issues have caused, and may cause, disruptions to our business. We cannot assure you that the steps we have taken will succeed in establishing a smooth transition of our senior management staff, or result in the orderly continuation of our operations during the interim period. As a result of these and other changes, including the search for a new Chief Financial Officer, we also may experience additional turnover in management. Further, we cannot assure you that the integration of our new senior management staff will occur in a timely manner, or that such integration will not present additional transitional challenges for us.

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

     The broadband equipment market has been characterized by erosion of product ASPs, particularly for CPE devices. This erosion may continue. The ASPs for our products are likely to continue to decline due to competitive pricing pressures, promotional programs and customers possessing strong negotiating positions who require price reductions as a condition of purchase. In addition, we believe that the widespread adoption of industry specifications, such as the DOCSIS and EuroDOCSIS specifications, is further eroding ASPs as cable modems and other similar CPE products become commodity products. Decreasing ASPs could result in decreased revenues even if the number of units sold increases. Decreasing ASPs may also require us to sell our products at much lower gross margin than in the past, and in fact, we may sell products at a loss. The primary reason that our gross profits have declined year-over year is the decline in product ASPs. As a result, we may experience substantial period-to-period fluctuations in future revenue, gross margin and operating results due to ASP erosion. Therefore, we must continue to develop and introduce on a timely basis and a cost-effective manner new products or next-generation products with enhanced functionalities that can be sold at higher gross margins. Our failure to do this could cause our revenues and gross margin to decline further.

We must achieve cost reductions or increase revenues to attain profitability.

     In prior years, we have experienced a decrease in revenue, which was, in large part, due to declining product ASPs and a drop in CMTS sales volume due to our transition from a proprietary platform to the DOCSIS standards platform. Most recently, we have experienced a decrease in revenue derived from our DOCSIS CMTS sales. This has resulted in increased losses and made it difficult for us to attain profitability. In order to achieve profitability, we must significantly increase our revenues, reduce the cost of our products, and maintain or reduce our operating expenses.

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

     As product ASPs decline, we need to reduce the cost of our products through design and engineering changes. We may not be successful in redesigning our products, and, even if we are successful, our efforts may be delayed or our redesigned products may contain significant errors and product defects. In addition, any redesign may not result in sufficient cost reductions to allow us to reduce significantly the prices of our products or improve our gross margin. Reductions in our product costs may require us to use lower-priced components that are highly integrated in future products and may require us to enter into high volume or long-term purchase or manufacturing agreements. Volume purchase or manufacturing agreements may not be available on acceptable terms, if at all, and we could incur significant expenses without related revenues if we cannot use the products or services offered by such agreements. We have incurred significant vendor cancellation charges related to volume purchase and manufacturing agreements in the past and may incur such charges in the future.

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

     The nature of the cable industry makes it difficult for us to accurately forecast demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of products or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We had purchase obligations of approximately $26.5 million as of September 30, 2004, primarily to purchase minimum quantities of materials and components used to manufacture our products. We may be obligated to fulfill these purchase obligations even if demand for our products is lower than we anticipate.

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

     We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. For the three months ended September 30, 2004 and September 30, 2003, approximately 32% and 56%, respectively, of our net revenues were from customers outside of the U.S. For the nine months ended September 30, 2004 and September 30, 2003, approximately 44% and 47%, respectively, of our net revenues were from customers outside of the U.S. International sales are subject to a number of risks, including the following:

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

     While we generally invoice our foreign sales in U.S. dollars, we invoice some of our sales in Europe in Euros and other sales in the United Kingdom, Belgium, Canada, Japan, Hong Kong, Korea, China and

Brazil in local currencies. Since we have also elected to take payment from our customers in local currencies and may elect to take payment in other foreign currencies in the future, we are exposed to losses as the result of foreign currency fluctuations. Additionally, we have an Israel based operation whose expenses are denominated in Israeli NIS. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to those foreign customers could result in decreased sales.

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

     We have significant operations in Israel. Our operations in Israel consist primarily of research and development, and to a lesser extent sales and manufacturing. Revenues generated by our business in Israel were $1.0 million and $3.5 million for the three months ended September 30, 2004 and September 30, 2003, respectively. Revenues generated by our business in Israel were $9.7 million and $9.0 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. Our research and development operations may be significantly affected by conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Hostilities within Israel have continued over the past year, which could disrupt some of our operations. We could be adversely affected by any major hostilities involving Israel. As a result of the hostilities and unrest presently occurring within Israel, the future of the peace efforts between Israel and its Arab neighbors is uncertain. A number of our employees based in Israel are currently obligated to perform annual military reserve duty and are subject to being called to active duty at any time under emergency circumstances. We cannot assess the full impact of these requirements and the hostilities on our workforce, business or operations if conditions should change, and we cannot predict the effect of any expansion or reduction of these obligations or the hostilities.

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

     As of September 30, 2004, we had approximately $68.5 million of long-term obligations of which $65.1 million is long-term debt associated with our Notes. This level of indebtedness may adversely affect our stockholders by:

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

     Our main source of liquidity continues to be our unrestricted cash on hand. As a result of our history of operating losses, we expect to continue to use our unrestricted cash to fund operating losses in the future. Our cash, cash equivalents, and short-term investments decreased to $111.9 million at September 30, 2004, from $138.6 million at December 31, 2003. If our operating losses are more severe than expected or continue longer than expected, we may find it necessary to seek other sources of financing to support our capital needs and provide available funds for working capital. Given the current condition of the capital markets, there are few sources of financing available to us. Commercial bank financing may not be available to us on acceptable terms. Accordingly, any plan to raise additional capital, if available to us, would likely involve an equity-based or equity-linked financing, such as the issuance of convertible debt, common stock or preferred stock, which would be dilutive to our stockholders. If we are unable to procure additional working capital, as necessary, we may be unable to continue operations.

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

     As a result of the significant economic downturn and the related uncertainties in the technology sector, we have implemented a number of restructuring plans, including the most recent in the first and second quarters of 2004, which has resulted in personnel reduction. We also have experienced a number of recent changes in senior management and other key personnel. These employee reductions and changes, as well as future changes in senior management and key personnel, could result in an erosion of morale, and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation and the management and administration of our finances which in turn may affect our revenue in the future or cause other administrative deficiencies. Additionally, employees directly affected by the reductions may seek future employment with our business partners, customers or competitors. Although all employees are required to sign a proprietary information agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, we may face wrongful termination, discrimination, or other claims from employees affected by the reduction related to their employment and termination. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of such actions. Furthermore, such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, and we may need to take additional restructuring efforts, including additional personnel reduction, in the future.

     Furthermore, in October 2004, we announced our intention to cease investment in future development of our CMTS product line and halt development on future hardware upgrades. In connection with this action, we initiated a worldwide reduction in force, which is likely to result in a restructuring charge of approximately $3.2 million to $3.6 million in the quarter ending December 31, 2004. We may incur additional material charges associated, and may further reduce our workforce in connection, with this determination. We also may face the same risks associated with our prior restructuring, as discussed above, in connection with our determination to cease investment in our CMTS product line.

We may dispose of or discontinue existing product lines, which may adversely impact our future results.

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

     In October 2004, we also announced our determination to cease investment in the CMTS product line and halt development of future CMTS hardware. In connection with this determination, we expect to incur charges in the range of $3.2 to $3.6 million related to employee termination costs, and may incur additional material charges in connection with this decision.

     We cannot assure you that we correctly forecasted the right product lines to dispose of or discontinue or that our decision to dispose of or discontinue various investments and product lines is prudent if market conditions change. In addition, we cannot assure you that the discontinuance of various product lines will reduce our operating expenses or cause us to incur material charges associated with such decision. Furthermore, future plans to discontinue existing product lines entail various risks, including the risks that we will not be able to find a buyer for a product line or the purchase price obtained will not be equal to the book value of the assets for the product line. Other risks include managing the expectations of, and maintaining good relations with, our customers who previously purchased disposed or discontinued product lines, which could prevent us from selling other products to them in the future. We may also incur other liabilities and costs associated with our disposal or discontinuance of product lines.

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

     We made ten acquisitions during the period between 1999 and 2000. Due to various economic conditions, none of the products from our acquired businesses have achieved the level of market acceptance that was forecasted at the time of their acquisitions. Additionally, certain product groups have not achieved the level of technological development needed to be marketable or to expand the market. We recorded impairment losses of approximately $4.0 million and $572.8 million of intangible assets related to these acquisitions in December 31, 2002 and 2001, respectively. As of September 30, 2004, no intangible assets from these acquisitions remained.

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

     In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business and our stock price could suffer.

     Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, during our fiscal year ending December 31, 2004, we will be required to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest to such evaluation. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities with respect to preparation of such evaluation. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we could be subject to regulatory investigations or sanctions, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 50 basis point increase in interest rates would result in an approximate $8,000 decline (less than 1%) in the fair value of our available-for-sale securities.

Foreign Currency Risk.

     A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions from Belgium, United Kingdom, Hong Kong, Canada, Japan, Brazil, Korea, China and Israel denominated in local currencies and invoice some of our sales in Europe in Euros. A hypothetical adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $36,000.

     All of the potential changes noted above are based on sensitivity analyses performed on our financial positions at September 30, 2004. Actual results may differ materially.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer identified a deficiency in our disclosure controls and procedures as of September 30, 2004, due to an inadequacy of communication between certain parts of the organization and the finance department. In connection with the review of our financial statements for the third quarter of 2004, Ernst & Young LLP, our independent registered public accountants, advised our Audit Committee that they considered this deficiency to be a material weakness under standards established by the Public Company Accounting Oversight Board. This material weakness related to an accrual of severance for an executive officer in an incorrect reporting period, which Ernst & Young LLP believed to be related to the inadequacy of communication between certain parts of the organization and the finance department. The accrual is reflected in the condensed consolidated financial statements for the three and nine month period ended September 30, 2004.

     Under the direction of our Audit Committee and with the participation of our senior management, we have taken steps designed to strengthen our disclosure controls and procedures and internal controls to address the material weakness identified by Ernst and Young. We have, on an immediate basis, taken steps to improve our internal controls and our control environment. We have implemented steps to ensure that senior members of our finance department review all press releases before they are released and all resignations of executive staff are communicated promptly to senior members of our finance department. We will continue to monitor the communication channels between our senior management and our finance department and will take prompt action, as necessary, to further strengthen our disclosure controls and procedures and internal controls to comply with Sarbanes-Oxley compliance procedures. Moreover, we will continue our efforts to identify, assess and correct any additional material weaknesses in our internal controls.

     We believe the corrective steps taken to improve our disclosure controls and procedures and internal controls described above have enabled our Chief Executive Officer and Chief Financial Officer to conclude that our disclosure controls and procedures are now effective in timely alerting them to material information required to be included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

     Other than as described above, there has been no other change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

     We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See “Litigation” under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 5. OTHER INFORMATION

     As reported in a recent Current Report on Form 8-K filed with the Securities and Exchange Commission, we had determined to defer the 2004 annual meeting of stockholders, originally scheduled for August 10, 2004, for a brief period of time. We have now scheduled the 2004 annual meeting for December 16, 2004, with a record date of October 20, 2004.

ITEM 6. EXHIBITS

     (a) EXHIBITS

10.32	Employment Agreement dated August 2, 2004, between the Registrant and Edward Lopez.

10.33	Letter Agreement dated July 22, 2004, between the Registrant and Jerry Chase.

10.34	Severance Agreement dated July 22, 2004, between the Registrant and Jerry Chase.

10.35	Proprietary Information and Inventions Agreement dated July 22, 2004 between the Registrant and Jerry Chase.

10.36	Aircraft Sublease Agreement dated August 24, 2004 between the Registrant and United Furniture Equipment Rental, Inc.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004	TERAYON COMMUNICATION SYSTEMS, INC.

By /s/ Edward Lopez
Edward Lopez Acting Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	DESCRIPTION
10.32	Separation Agreement dated August 2, 2004, between the Registrant and Edward Lopez.

10.33	Employment Agreement dated July 22, 2004, between the Registrant and Jerry Chase.

10.34	Severance Agreement dated July 22, 2004, between the Registrant and Jerry Chase.

10.35	Proprietary Information and Inventions Agreement dated July 22, 2004 between the Registrant and Jerry Chase.

10.36	Aircraft Sublease Agreement dated August 24, 2004 between the Registrant and United Furniture Equipment Rental, Inc.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.