Form 10-K
period 2004-12-31
TERAYON COMMUNICATION SYSTEMS
filed 2005-03-15
CIK 1052303

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .
COMMISSION FILE NUMBER: 000-24647

TERAYON COMMUNICATION SYSTEMS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION	77-0328533 (IRS EMPLOYER IDENTIFICATION NO.)
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
(TITLE OF CLASS)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $140,449,000 on June 30, 2004. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $0.001 par value, 76,786,521 shares outstanding as of February 28, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      LIST HEREUNDER THE DOCUMENTS FROM WHICH PARTS THEREOF HAVE BEEN INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH SUCH INFORMATION IS INCORPORATED:
      Terayon Communication Systems, Inc definitive Proxy Statement, to be filed not later than 120 days after the end of the fiscal year covered by this report Part III

INDEX
TERAYON COMMUNICATION SYSTEMS, INC.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
      This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the safe harbor created by those sections. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as may, will, should, expect, plan, anticipate, believe, estimate, predict, future, intend, or certain or the negative of these terms or similar expressions to identify forward-looking statements. Forward-looking statements include statements regarding:

•	Our belief our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months;

•	Our belief that we are well positioned to capitalize on the emerging video market because of the success our digital video solution (DVS) products have had with the major U.S. cable operators and satellite providers, as well as our current success in digital ad insertion;

•	Our belief that our full transition to an original design manufacturer in Asia during 2005 may allow us to remain competitive in the marketplace and maintain favorable margins on our products;

•	Our expectation that, to the extent we are successful in shifting our product mix to higher margin DVS product revenues, our margins may increase;

•	Our belief that we are well positioned to capitalize on the growing demand for broadband providers to provide advanced video services to their subscribers;

•	Our belief that the ongoing migration of major broadband providers to all-digital networks represents a significant opportunity for companies like us with products and technologies that enable them to maximize their bandwidth and to utilize important new transport methods;

•	Our belief that television providers will increasingly rely on overlay to maintain or even increase their advertising revenues and that our digital video processing systems will enable them to more cost-effectively do this;

•	Our belief that cable, digital broadcast satellite and telecommunications companies will continue their investments in equipment to provide advanced services in a cost-effective manner to increase average revenues per unit from their subscribers;

•	Our expectation that research and development expenses will continue to decrease in 2005; and

•	Our expectation that general and administrative expenses will continue to decrease in 2005.
      Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The forward-looking statements contained in this report are based on information that is currently available to us and expectations and assumptions that we deemed reasonable at the time the statements were made. We do not undertake any obligation to update any forward-looking statements in this report or in any of our other communications, except as required by law. All such forward-looking statements should be read as of the time the statements were made and with the recognition that these forward-looking statements may not be complete or accurate at a later date. The business risks discussed in Item 7 of this Report on Form 10-K, among other things, should be considered in evaluating our prospects and future financial performance.
      This Report on Form 10-K includes trademarks and registered trademarks of Terayon Communication Systems, Inc. (Terayon or Company). Products or service names of other companies mentioned in this Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

PART I

Item 1.	Business
Overview
      We were founded in 1993 to provide cable operators with a cable data system enabling them to offer high-speed, broadband Internet access to their subscribers. By 1999, we were primarily selling this cable data system — composed of cable modems and cable modem termination systems (CMTS) — which utilized our proprietary Synchronous Code Division Multiple Access (S-CDMA) technology. Also in 1999, we initiated an acquisition strategy to expand our product offerings within the cable industry and outside of the cable industry to the telecom and satellite industries. With the market downturn in 2000, we refocused our business to target the cable industry and began selling data and voice products based on industry standard specifications, particularly the Data Over Cable System Interface Specification (DOCSIS), thereby beginning our transition from proprietary-based products to standards-based products, and our digital video solutions (DVS) products to cable operators and satellite providers. Since 2000, we have terminated all of our acquired telecom and satellite-focused businesses and incurred restructuring charges in connection with these actions.
      In 2004, we decided to refocus our business and make DVS the center of our strategic direction. In particular, we have begun expanding our focus beyond cable operators to more aggressively pursue opportunities for our DVS products with television broadcasters, telecom carriers and satellite television providers. Additionally, as part of this decision, we also determined that we would continue to sell equipment for home access solutions (HAS), including cable modems, embedded multimedia terminal adapters (eMTA) and home networking devices, but ceased future investment in our CMTS product line. This decision was based on weak sales of the CMTS products and the anticipated extensive research and development investment required to support the product line in the future. As part of our decision to cease investment in the CMTS product line, we have incurred severance, restructuring charges and asset impairment charges.
      We were incorporated in California and reincorporated in Delaware in 1998. Our principal executive headquarters are located at 4988 Great America Parkway, Santa Clara, California 95054. Our telephone number is (408) 235-5500.

Industry Dynamics
      We participate in the worldwide market for equipment sold primarily to broadband providers, including cable operators, television broadcasters, telecom carriers and satellite providers. Our business is influenced by the following significant trends in our industry:

Expansion of the all-digital network
      During the next several years, we believe that broadband providers will, if they have not already done so, migrate their networks to all-digital operation in order to deliver new services and substantially improve network efficiency. This effort may require broadband providers to deploy new digital video products.

Ability to leverage network infrastructures to offer multiple products and services
      Within the last few years, several broadband providers have begun offering a “triple play” bundle of services that includes video, voice and high-speed data, over a single network, with the objective of capturing higher average revenues per subscriber, typically referred to as average revenues per unit. The delivery of “triple play” services has led to increased competition between the broadband providers, particularly among the various verticals, i.e. increased competition between the cable operators and telecom carriers. This competition has led the broadband providers to improve their infrastructure by purchasing equipment that allows them to provide the “triple play” of services.

      An example of the competition between the broadband providers is the delivery of voice services where cable operators and other Voice over Internet Protocol (VoIP) providers are challenging the traditional telecom carriers. Consumer acceptance of VoIP telephony services has increased substantially during 2004. U.S. cable operators have been rolling out VoIP service in many of their cable systems during the past year and are currently expanding the service to new systems. In addition to cable operators, there are several other growing VoIP service providers — such as Vonage — which do not have their own physical networks, but utilize existing cable and telecom broadband networks. To offer voice service, cable operators and other VoIP service providers require that their residential subscribers use an eMTA or other consumer premise equipment (CPE) device.

Broadband providers must combat ad skipping technologies
      Consumers increasing use of personal video recorders (PVR) capable of skipping over commercial advertisements is a growing threat to broadband providers who face the possibility of lower advertising revenues from advertisers who are charged in large part on the number of viewers watching a program. To overcome the reduction of ad viewers because of ad skipping PVRs, broadband providers are increasingly seeking solutions of digital overlay techniques to directly insert ads into the program being aired. These “overlaid ads” typically appear in a lower corner of the television picture and cannot be skipped by PVRs as they appear within the TV program itself. We feel that television broadcasters will increasingly rely on overlay to maintain or even increase their advertising revenues.

Continued network investment to support new product requirements in competitive markets
      The cable, digital broadcast satellite, and telecommunications companies will continue their investments in equipment to provide advanced services in a cost-effective manner to increase ARPU from their subscribers. Though U.S. cable operators continued to decrease their capital spending in 2004, the amount of the decline was substantially lower than the previous year. According to Kagen Research, LLC in 2004 U.S. cable operators spent $9.5 billion on capital equipment, compared to $10.6 billion in 2003, a decline of $1.1 billion or 10% year over year. However, this compares favorably to the $3.6 billion or 27% decrease from the $14.5 billion spent in 2002 to 2003’s $10.6 billion. In addition, we believe that telecom carriers (in particular regional bell operating companies) offering low-priced broadband Internet services will become an increasing source of competition to traditional home video providers as they continue to upgrade their networks to offer video services including high definition digital television (HDTV) services.

Business
      We develop, market and sell equipment for DVS including our CherryPicker line of products and equipment for HAS including cable modems, eMTAs and home networking devices. Our DVS equipment allows broadband providers to deliver advanced digital video services, such as HDTV to generate advertising revenue by carrying ads for local advertisers and to build their brand awareness by overlaying their corporate logo directly into their programming. Our HAS enable cable operators to deliver and manage cost-effective broadband Internet access and VoIP telephony service.
      The delivery of broadband voice, video and data services requires expertise in radio frequency (RF) modulation, Motion Picture Experts Group (MPEG) digital video formats and Internet Protocol (IP). Our products leverage our expertise in these technologies and our experience in designing, developing and manufacturing complex equipment, such as digital video processing equipment. We provide our customers hardware and software products that allow them to deliver and manage cost-effective, robust broadband offerings for subscribers.
      In the digital video management system market, our expertise in MPEG processing technologies has helped us secure a leadership position in statistical remultiplexing and providing the cable and satellite operators with bandwidth management capabilities for standard definition (SD) and HDTV. Our DVS products enable broadband providers to maximize their SD and HDTV digital programming through rate shaping, grooming and advertisement insertion. We believe we are well positioned to capitalize on the growing demand for broadband providers to provide advanced video services to their subscribers, including bandwidth intensive applications such as HDTV and Video on Demand (VOD).
      We believe our DVS processing systems enable broadband providers to more cost-effectively overlay ads directly into their programming. Currently, our DM 6400 Network CherryPicker (for cable operators and satellite providers) and our BP 5100 (for television broadcasters) enable the overlay of ads completely within the digital domain. This approach is more efficient compared to the traditional approach which requires the ad and the program to first be converted from digital to analog video, at which point the ad is overlaid and then both are re-encoded back to digital. Since our method works entirely in the digital domain, there is no need for costly decoders to convert the digital video to analog and separate re-encoders to then convert the analog video back to digital.

Business Strategy
      Our goal is to be the leading provider of DVS and HAS in order to optimize the delivery of video, voice and data for broadband service providers on a worldwide solution basis. To achieve this goal, we are pursuing the following strategies:

•	capitalize on the increasing demand for advanced video services, including HDTV and VOD, by leveraging our strength in the market for digital video bandwidth management products;

•	use our expertise in DOCSIS, IP, MPEG and RF technologies to evolve our solutions into an intelligent access platform capable of more effectively delivering and managing “triple play” bundled services for broadband providers;

•	increase the distribution capabilities of our DVS products through reseller channels including developing new and expanding existing system integration partnerships such as Harmonic, Inc, Tandberg Television, Ltd, and Thomson Electronics

•	selectively enhance our HAS product portfolio to increase the value-added services for broadband providers to offer to their subscribers; and

•	improve margins through focused product cost-reduction efforts and by streamlining operational activities across all product lines.
      The ongoing migration of major broadband providers to all-digital networks represents a significant opportunity for companies like us with products and technologies that enable them to maximize their bandwidth and to utilize important new transport methods such as Gigabit Ethernet. We feel we are well positioned to capitalize on this emerging market in large part because of the success our proven DVS products have had with the major U.S. cable operators and satellite providers.

Products

DVS products
      Our CherryPicker line of digital video processing systems give cable, telecom and satellite operators exceptional flexibility in managing their digital video content, including the rate shaping of video content to maximize the bandwidth for SD and high definition (HD) programming, grooming customized channel line-ups, carrying ads for local advertisers and branding themselves by inserting their corporate logos into their programming.
      The CherryPicker line currently includes two models, the DM 6400 and the DM 3200. Our DM 6400 helps cable operators seamlessly insert commercials for local advertisers into their digital programming without the need for a cumbersome and inefficient digital-to-analog-back-to-digital process that requires additional equipment. According to Kagen Research LLC, in 2004, U.S. cable operators earned more than $4.3 billion running ads for local advertisers, a 13% increase over the $3.8 billion billed in 2003. We believe this market will continue to grow and that we are well positioned in this space based on our current success in digital ad insertion and the relationships we have with the major advertising server companies, primarily

SeaChange and C-Cor. Our DM6200 provides statistical remultiplexing functionality, ad insertion, and advance stream processing.
      Our BP5100 digital video processing system has been developed specifically for television broadcasters, utilizing the same proven statistical remultiplexing technology and components from the CherryPicker line. The BP5100 provides broadcasters with exceptional flexibility in managing their digital video content, including the rate shaping of video content to maximize the bandwidth for SD and HD programming, grooming customized channel line-ups, carrying ads for local advertisers and branding themselves by inserting their corporate logos into their programming.
      Our CP 7600 professional grade digital-to-analog multichannel integrated decoder enables operators to optimize their digital infrastructure by reducing the need for analog equipment and pushing what is needed to the “edge’ of their networks. This in turn allows operators to focus their efforts on transitioning the rest of the networks to all digital operation.
      Our CP 7585 off-air demodulator allows cable and satellite operators to convert SD or HDTV programming transmitted over-the-air by television broadcasters from the 8VSB format to the ASI format used by cable and satellite operators. This allows cable and satellite providers to retransmit broadcasters programming over their own networks.

HAS products
      Our Terayon TJ 700x series cable modems have been deployed by cable operators worldwide to deliver high-speed Internet access, online gaming and other broadband services. The TJ 700x cable modem series currently includes the TJ 715x DOCSIS 2.0 certified modem, the Euro-DOCSIS 1.1 certified TJ 720x and the TJ 735x, which has been designed specifically for Japanese cable television operators.
      Our terminal adapter (TA) series of eMTA are cable modems that support the delivery of VoIP-based cable telephony service, in addition to high-speed Internet access. The TA eMTAs are designed specifically for VoIP cable telephony and are based on the PacketCable standard, which Cable Television Laboratories, Inc (CableLabs) has developed for cable VoIP. Our eMTAs are also based on the DOCSIS and Euro-DOCSIS specifications so they can be deployed by cable operators worldwide.
      Our Wx-54G wireless networking module can be attached to any member of our TJ 700x family of cable modems to provide high-speed, wireless Internet connectivity to multiple PCs and other devices within a cable subscriber“s home.

Product research and development
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
      We are engaged in substantial research and development activities to investigate the potential of possible future products and to improve our existing products by adding new functionality and by reducing their cost of manufacture. We currently anticipate that overall research and development spending in 2005 will decrease compared to 2004, but will be more focused on DVS products and applications, which have strategic importance to the company. A key area for ongoing research and development will be to develop new applications for our DVS products.
      Developing new and innovative solutions is important for us to remain competitive with larger companies that devote considerably more resources to product development.

Customers
      We market and sell our DVS and HAS products to multiple vertical target markets consisting of the largest cable and satellite operators and broadcasters in each major geographic area, including North America; Europe, Middle East and Africa (EMEA), and Asia.
      Our principal customers include the following:

Adelphia Communications
Comcast
Cox Communications
EchoStar
Harmonic
Hughes Electronics (DirectTV)
i-CABLE Communications
J-Com (Cross Beam Networks), a subsidiary of Sumitomo Corporation (Sumitomo)
Thomson Electronics (a prime technology partner of FOX Broadcasting Company)
      We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future. For example, two customers, Adelphia and Comcast accounted for approximately 18% and 12%, respectively, of our total revenues for the year ended December 31, 2004. Three customers Adelphia, Cross Beam Networks and Comcast accounted for approximately 22%, 16% and 13%, respectively of our total revenues for the year ended December 31, 2003. In connection with our decision in October 2004 to cease future investment in our CMTS product line, Adelphia, one of our largest CMTS customers, indicated that it will no longer purchase CMTS products from us. Although the majority of revenue in prior years from Adelphia has primarily been derived from the sale of CMTS products, we have also sold our DVS and HAS products to Adelphia and may be unable to continue to sell DVS and HAS products to Adelphia, and this loss may have a material adverse effect on our business or results of operations in 2005. Additionally, the loss of any other of our significant customers, especially customers who generate a significant amount of DVS revenue, generally could have a material adverse effect on our business and results of operations.
Market Competition
      The market for broadband equipment vendors is extremely competitive and is characterized by rapid technological change, and more recently, market consolidation. In the past, most cable data systems were based on vendors’ proprietary technology. As a result, modems only worked with CMTSs from the same vendor, and therefore operators generally had to purchase CMTSs and modems from the same vendor. With the advent of DOCSIS certified and qualified products, customers can purchase interoperable CMTSs and CPE products from a variety of equipment manufacturers. The move to standards-based products may lead to additional pricing pressures and further declining gross margins in our HAS product line. Additionally, we believe that there may be pressure to develop industry standards and specifications for video products and applications, and such standards and specifications could impact pricing and gross margins of our DVS products in the same way it has affected the cable data systems.
      In the market for DVS solutions, we believe we are the market leader in video grooming and remultiplexing with our CherryPicker digital video processing system. However, several companies have entered this market from time to time, including Motorola and privately held BigBand Networks. We believe that there may be pressure to develop industry standards and specifications for DVS products and applications, and such standards and specifications could impact pricing and gross margins of the DVS products and applications in the same way it has affected the cable data systems.
      Our main competitors in the sale of HAS products are Ambit, Arris, Motorola, Scientific-Atlanta and Thomson.

      The principal competitive factors in our market include the following:

•	product performance, features and reliability;

•	price;

•	size and financial stability of operations;

•	breadth of product line;

•	sales and distribution capabilities;

•	technical support and service;

•	relationships with service providers; and

•	in the HAS market, compliance with industry specifications and standards.
      Some of the above competitive factors are outside of our control. Conditions in the market could change rapidly and significantly as a result of technological advancements. The development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Our competitors may introduce products that are less costly, provide superior performance or achieve greater market acceptance than our products. Many of our current and potential competitors have greater financial, technical, marketing, distribution, customer support and other resources, as well as better name recognition and access to customers than we do. These competitive pressures have impacted and are likely to continue to adversely impact our business.
Sales and Marketing
      We market and sell our products directly to broadband providers through our direct sales forces in North America, EMEA, and Asia. We also market and sell our products through distributors, system integrators, and resellers throughout the world.
      We support our sales activities through marketing communication vehicles, such as industry press, trade shows, advertising and the Internet. Through our marketing efforts, we strive to educate broadband service providers on the technological and business benefits of our products, as well as our ability to provide quality support and service. We participate in the major trade shows and industry events in the United States and throughout the world. Industry referrals and reference accounts are significant marketing tools we develop and utilize.
      We also make our products available for customers to test, which is very often a prerequisite for making a sale of our more complex products. These tests can be very comprehensive and lengthy, which can dramatically increase the sales cycle for these products. Participating in these tests often requires us to devote considerable time and resources from our engineering and customer support organizations.
International Sales
      We have international sales offices in Brussels, Belgium, Hong Kong, Shanghai, China and Tel Aviv, Israel. In fiscal 2004, 2003 and 2002, approximately 45%, 44% and 68%, respectively of our net revenues were from customers outside of the U.S. Sales to Japan which is the only other country into which we made sales in excess of 10% of net revenues in the preceding three years, were 6%, 16% and 28%, in fiscal 2004, 2003 and 2002, respectively. During 2004, we emphasized sales to U.S., Japanese and EMEA customers while placing a lower emphasis on other locations, such as Canada and South America. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks Related to Our Business, including the information under the heading “We are dependent upon international sales and there are many risks associated with international operations” for information about the risks associated with our international operations. Also see Note 13 in the Notes to Consolidated Financial Statements.
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
Customer Service and Technical Support
      We believe that our ability to provide consistently high quality service and support will continue to be a key factor in attracting and retaining customers. Our technical services and support organization, with personnel in North America, EMEA and Asia, offers support 24 hours a day, seven days per week. Prior to the deployment of our products, each customer’s needs are assessed and proactive solutions are implemented, including various levels of training, periodic management and coordination meetings and problem escalation procedures.
Backlog
      Most of our revenues are generated from orders booked and shipped within the current quarter. Assuming product availability, our practice is to ship our products promptly upon the receipt of purchase orders from our customers. Therefore, we believe that backlog information is not material to an understanding of our business.
Manufacturing
      Our finished goods are produced by subcontract manufacturers. Our video equipment is single sourced from a manufacturer in San Jose, California. Our modems are sourced from a manufacturer in China.
      Our manufacturing operations employ semiconductors, electromechanical components and assemblies and raw materials such as plastic resins and sheet metal. Although we believe the materials and supplies necessary for our manufacturing operations are currently available in the quantities required, we sometimes experience a short supply of certain component parts as a result of strong demand in the industry for those parts.
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
      In an effort to prevent shortages of supplies used in the manufacturing process by some of our subcontractors, we source and inventory various raw products and components, as part of our supply chain program. In doing so we may put ourselves at risk of carrying inventory that may become excessive for our future sales, based on current sales forecasts or become obsolete before utilization by those manufactures.
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
      In connection with the development of the DOCSIS 2.0 specification by CableLabs, the research and development consortium, which the cable operators help fund we entered into an agreement with CableLabs whereby we licensed to CableLabs on a royalty-free basis all of our intellectual property rights to the extent that such rights may be asserted against a party desiring to design, manufacture or sell DOCSIS based products, including DOCSIS 2.0 based products. This license agreement grants to CableLabs the right to sublicense our intellectual property, including our intellectual property rights in our S-CDMA patents, to others, including manufacturers that compete with us in the marketplace for DOCSIS based products.
      To migrate their networks to all-digital operation, Comcast, Time-Warner and Cox, the three largest cable operators in the U.S., started their Next-Generation Network Architecture (NGNA) initiative in 2003 to develop a common approach to transform their cable systems into all-digital networks. Working as a group the operators can work more effectively with equipment vendors in defining the products and product capabilities required for the migration. In 2004 the participating operators commissioned CableLabs to manage the NGNA initiative and to develop a set of standards to which equipment vendors like us can build our products. The NGNA initiative is so far following the model successfully proven with the earlier DOCSIS initiative, which enabled the development of interoperable cable modems, CMTSs and other associated equipment that allowed U.S. operators to rollout broadband cable modem service much faster, more broadly and with greater success than telecom carriers could offer their competing DSL service. As it has with data services, CableLabs may request companies to contribute their video technologies to a DOCSIS-like technology pool on a royalty-free basis.
      The contractual arrangements, as well as statutory protections, we employ may not prove to be sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies. We have in the past received letters claiming that our technology infringes the intellectual property rights of others. We have consulted with our patent counsel and have or are in the process of reviewing the allegations made by such third parties. If these allegations were submitted to a court, the court could find that our products infringe third party intellectual property rights. If we are found to have infringed third party rights, we could be subject to substantial damages and/or an injunction preventing us from conducting our business. In addition, other third parties may assert infringement claims against us in the future. A claim of infringement, whether meritorious or not, could be time-consuming, result in costly litigation, divert our management’s resources, cause product shipment delays or require us to enter into royalty or licensing arrangements. These royalty or licensing arrangements may not be available on terms acceptable to us, if at all.
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
Access to our reports
      Our Internet Web site address is www.terayon.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Exchange Act are available free of charge through our Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We will also provide those reports in electronic or paper form free of charge upon a request made to Mark A. Richman, Chief Financial Officer, c/o Terayon Communication Systems, Inc., 4988 Great America Parkway, Santa Clara, CA 94054. Furthermore, all reports we file with the Commission are available free of charge via EDGAR through the Commission’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by us at the Commission’s public reference room located at 450 Fifth St., N.W., Washington, D.C., 20549 or by calling 1-800-SEC-0330.
Employees
      As of December 31, 2004, we had 255 employees, of which 178 were located in the United States, 37 in Israel and an aggregate of 40 in Canada, Europe, South America and Asia. We had 124 employees in research and development, 65 in marketing, sales and customer support, 21 in operations and 45 in general and administrative functions. In connection with our most recent restructuring plans that occurred throughout 2004, we terminated the employment of approximately 168 employees or 40% of our workforce. In addition, as a result of our ongoing restructuring activities and sale of certain assets to ATI Technologies Inc., (ATI) as of March 11, 2005, we had approximately 182 employees. None of our employees are represented by collective bargaining agreements. We believe that our relations with our employees are good.

Item 2.	Properties
      Our principal executive offices are located in Santa Clara, California where we lease approximately 141,000 square feet under a lease that expires in October 2009. In connection with our restructuring plans announced January 27, 2004, we are seeking to sublease approximately 56,400 square feet of this space. In the United States, we have additional facilities in Costa Mesa, California. One of the facilities in Costa Mesa is subleased.
      In addition, we lease properties worldwide. We have a facility in Tel Aviv, Israel consisting of approximately 136,000 square feet under a lease that expires in October 2005. We currently sublease approximately 107,000 square feet of the Israel property. We have offices in Brussels, Belgium, Hong Kong, Shanghai, China, and Ottawa, Ontario, Canada. We currently sublease the facility in Ottawa, Ontario, Canada. We believe that our existing facilities are adequate to meet our needs for the foreseeable future. For additional information regarding obligations under leases, see Note 4 to the Notes to Consolidated Financial Statements.

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
      On January 19, 2003, Omniband Group Limited, a Russian company (Omniband), filed a request for arbitration with the Zurich Chamber of Commerce, claiming damages in the amount of $2,094,970 allegedly caused by the breach of an agreement by us, Terayon Communications Systems Ltd. (Terayon Ltd.), a wholly owned subsidiary, Radwiz Ltd, (Radwiz), a former wholly-owned subsidiary to sell to Omniband certain equipment pursuant to an agreement between Omniband and Radwiz. On December 18, 2003, the panel of arbiters with the Zurich Chamber of Commerce allowed the arbitration proceeding to continue against Radwiz but dismissed the proceeding against us and Terayon Ltd. Omniband appealed the Zurich Chamber of Commerce’s decision to dismiss the proceeding against us and Terayon Ltd. and the decision was affirmed on October 15, 2004. On January 13, 2005, the Zurich Chamber of Commerce dismissed the case with prejudice after Omniband failed to respond and pay the arbitration fees.
      In January 2005, Adelphia Corporation sued us in the District Court of the City and County of Denver, Colorado. Adelphia’s complaint alleges, among other things, breach of contract and misrepresentation in connection with our sale of CMTS products to Adelphia and our announcement to cease future investment in the CMTS market. Adelphia seeks unspecified monetary damages and declaratory relief. We filed a motion to dismiss the complaint on February 24, 2005. As we believe that Adelphia’s allegations are without merit, we intend to contest this matter vigorously. This matter, however, could prove costly and time consuming to defend, and there can be no assurances about the eventual outcome
      We have received letters claiming that our technology infringes the intellectual property rights of others. We have consulted with our patent counsel and have or are in the process of reviewing the allegations made by such third parties. If these allegations were submitted to a court, the court could find that our products infringe third party intellectual property rights. If we are found to have infringed third party rights, we could be subject to substantial damages and/or an injunction preventing us from conducting our business. In addition, other third parties may assert infringement claims against us in the future. A claim of infringement, whether meritorious or not, could be time-consuming, result in costly litigation, divert our management’s resources, cause product shipment delays or require us to enter into royalty or licensing arrangements. These royalty or licensing arrangements may not be available on terms acceptable to us, if at all.
      Furthermore, we have in the past agreed to, and may from time to time in the future agree to, indemnify a customer of its technology or products for claims against the customer by a third party based on claims that our technology or products infringe intellectual property rights of that third party. These types of claims, meritorious or not, can result in costly and time-consuming litigation; divert management’s attention and other resources; require us to enter into royalty arrangements; subject us to damages or injunctions restricting the sale of our products; require us to indemnify our customers for the use of the allegedly infringing products; require us to refund payment of allegedly infringing products to our customers or to forgo future payments; require us to redesign certain of our products; or damage our reputation, any one of which could materially and adversely affect our business, results of operations and financial condition.
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
      (a) The registrant’s Annual Meeting of Stockholders was held on December 16, 2004.
      (b) The meeting involved the election of three directors: Jerry D. Chase, Zaki Rakib and Mark Slaven. The following directors’ terms continued after the meeting: Alek Krstajic, Matthew D. Miller, Selim (Shlomo) Rakib, Lewis Solomon, Howard W. Speaks, Jr. and David Woodrow.
      (c) There were two matters voted on at the Meeting. A brief description of each of these matters and the results of the votes thereon, are as follows:

1.	Election of Directors

Nominee	For	Withheld

Jerry D. Chase	67,458,655	1,038,909
Zaki Rakib	67,227,409	1,270,155
Mark Slaven	67,334,317	1,163,247

2.	Ratification of the appointment of Ernst & Young LLP as the registrant’s auditors for the fiscal year ended December 31, 2004

For	Against	Abstain

67,855,478	558,429	53,657
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the NASDAQ National Market under the symbol “TERN”. Public trading of our common stock commenced on August 18, 1998. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low per share sale prices of our common stock, as reported by the NASDAQ National Market.

	High	Low

2004:
First Quarter	$6.25	$2.96
Second Quarter	$3.99	$1.66
Third Quarter	$2.38	$1.44
Fourth Quarter	$2.98	$1.52
2003:
First Quarter	$2.84	$1.39
Second Quarter	$3.20	$1.57
Third Quarter	$8.25	$2.52
Fourth Quarter	$8.04	$4.05
      As of February 28, 2005, there were approximately 588 holders of record of our common stock, as shown on the records of our transfer agent. The number of record holders does not include shares held in “street name” through brokers.
      We do not pay any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
      The following table summarizes our equity compensation plan information as of December 31, 2004. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

			Common stock
			available for
			future issuance
	Common stock to		under equity
	be issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by Terayon stockholders(1)	9,875,526	$4.16	6,704,961
Equity compensation plans not approved by Terayon stockholders(2)	6,927,312	$6.96	5,212,115

Totals	16,802,838	$5.32	11,917,076	(3)

1.	Includes options to purchase common stock outstanding under the Terayon Communication Systems, Inc. 1995 Stock Option Plan as amended, Terayon Communication Systems, Inc. 1997 Equity Incentive Plan as amended, Terayon Communication Systems, Inc. 1998 Employee Stock Purchase Plan as amended, Terayon Communication Systems, Inc. 1998 Non-Employee Directors Stock Option Plan as amended, and the Terayon Communication Systems, Inc. 1998 Employee Stock Purchase Plan Offering for Foreign Employees.

2.	Includes options to purchase common stock outstanding under the Terayon Communication Systems, Inc. 1999 Non-Officer Equity Incentive Plan, as amended. See Note 10 in Notes to Consolidated Financial Statements.

3.	Includes 1,202,733 shares of common stock available for purchase under the Terayon Communication Systems, Inc. 1998 Employee Stock Purchase Plan.

1995 Plan
      In March 1995, our Board of Directors approved a stock option plan (1995 Plan) that authorized shares for future issuance to be granted as options to purchase shares of our common stock. As of December 31, 2004 a total of 4,229,494 shares have been authorized for issuance related to the 1995 Plan.

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
      The 1997 Plan was amended on June 13, 2000 to increase the shares authorized for issuance by 3,770,000 additional shares and to provide for an increase in the number of shares of common stock beginning January 1, 2000 through January 1, 2007, by the lesser of 5% of the common stock outstanding on such January 1 or 3,000,000 shares. In May 2003, the Company’s Board of Directors authorized the adoption of an amendment to reduce the number of authorized shares in the 1997 Plan by 6,237,826 shares. As of December 31, 2004, a total of 15,516,702 shares have been authorized for issuance related to the 1997 Plan.

1998 Plan
      In June 1998, our Board of Directors authorized the adoption of the 1998 Non-Employee Directors’ Stock Option Plan (1998 Plan), pursuant to which 400,000 shares of our common stock have been reserved for future issuance to our non-employee directors. In 2002, our Board of Directors amended the 1998 Plan to increase the shares authorized for issuance by 400,000 additional shares. As of December 31, 2004, a total of 800,000 shares have been authorized for issuance related to the 1998 Plan.

1999 Plan
      In September 1999, our Board of Directors authorized the adoption of the 1999 Non-Officers Equity Incentive Plan (1999 Plan), pursuant to which 6,000,000 shares of our common stock have been reserved for future issuance to our non-officer employees. Additionally, in May 2003, our Board of Directors authorized the adoption of an amendment to reduce the number of authorized shares in the 1999 Plan by 13,762,174 shares. As of December 31, 2004, a total of 14,737,826 shares have been authorized for issuance related to the 1999 Plan.
      The 1995 and 1997 Plans provide for incentive stock options or nonqualified stock options to be issued to our employees, directors, and consultants. Prices for incentive stock options may not be less than the fair market value of the common stock at the date of grant. Prices for nonqualified stock options may not be less than 85% of the fair market value of the common stock at the date of grant. Options are immediately exercisable and vest over a period not to exceed five years from the date of grant. Any unvested stock issued is subject to repurchase by us at the original issuance price upon termination of the option holder’s employment. Unexercised options expire ten years after the date of grant.
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
      The following tables contain selected financial data as of and for each of the five years ended December 31, 2004, 2003, 2002, 2001 and 2000 and are derived from our financial statements. The selected financial data are qualified by reference to, and should be read in conjunction with, our financial statements and the notes to those financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated statement of operations data:
Revenues	$150,538	$133,485	$129,403	$279,481	$339,549
Cost of goods sold	106,920	101,034	100,949	263,117	289,531

Gross profit	43,618	32,451	28,454	16,364	50,018

Operating expenses:
Research and development	33,959	42,839	58,696	79,927	68,270
Cost of product development assistance agreement	—	—	—	—	9,563
In-process research and development	—	—	—	—	30,535
Sales and marketing	24,145	26,781	35,704	55,701	45,261
General and administrative	11,216	12,127	14,715	31,309	24,809
Goodwill amortization	—	—	—	25,410	59,057
Restructuring charges (net), executive severance and asset write-offs(1)	11,159	2,803	8,922	587,149	—

Total operating expenses	80,479	84,550	118,037	779,496	237,495

Loss from operations	(36,861)	(52,099)	(89,583)	(763,132)	(187,477)
Interest income (expense) and other income (expense), net	254	2,062	(3,481)	44	6,710
Gain on early retirement of debt(2)	—	—	49,089	185,327	—
Income tax benefit (expense)	76	(316)	(238)	13,915	—

Net loss	$(36,531)	$(50,353)	$(44,213)	$(563,846)	$(180,767)

Basic and diluted net loss per share	$(0.48)	$(0.68)	$(0.61)	$(8.25)	$(2.95)

Shares used in computing basic and diluted net loss per share(3)	75,861	74,212	72,803	68,331	61,349

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$97,735	$138,640	$206,503	$333,888	$562,457
Working capital	109,054	137,548	172,829	316,175	547,938
Total assets	153,734	215,240	275,710	466,646	1,426,727
Long-term obligations (less current portion)	68,049	68,199	68,580	178,641	500,477
Accumulated deficit	(1,024,091)	(987,560)	(937,207)	(892,994)	(329,148)
Total stockholders’ equity	$56,341	$91,388	$137,142	$180,304	$702,681

(1)	See Notes 5 and 6 of Notes to Consolidated Financial Statements for an explanation for restructuring charges, executive severance and asset write-offs.

(2)	See Note 8 of Notes to Consolidated Financial Statements for an explanation of the repurchase of subordinated convertible notes and reclassification of related gains.

(3)	See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method employed to determine the number of shares used to compute per share amounts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis is intended to provide an investor with a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto.

Overview
      We sell our DVS products to cable operators, satellite providers and television broadcasters. Additionally, we sell our HAS products, including cable modems, eMTAs, home networking devices, and CMTS product line to cable operators. However, in 2004 we ceased investment in our CMTS product line and currently anticipate very limited sales of this product line in 2005.
      When the downturn in the communications industry started in fiscal 2000 and became fully evident to us in fiscal 2001, we began to implement restructuring plans to cease certain product lines, reduce operating expenses and capital spending and to narrow the focus of our business. Furthermore, in 2002, 2003 and 2004, as part of our restructuring efforts to refocus our business, we sold or ceased investing in certain product lines and took additional measures to align our cost structure with revenues. Our most recent restructuring plans, beginning in the first quarter of 2004 and continuing throughout 2004, resulted in a worldwide reduction in force of approximately 168 employees, or 40% of the workforce, consolidation of certain facilities, and reduction or elimination of certain discretionary costs and programs. We may continue to divest unprofitable product lines in an effort to focus on growing our business profitably and redirect our resources to our DVS product line. However, despite these actions, we may not be able to meet expected revenue levels in any particular period or attain profitability in any future period.
      In 2004, we repositioned ourselves to make DVS the center of our business strategy. As part of this vision, we began expanding our focus and our efforts beyond cable operators to more aggressively pursue opportunities for our DVS products with other broadband providers and television broadcasters. Additionally, as part of this decision, we also determined that we would continue to sell HAS products but cease future investment in our CMTS product line. This decision was based on weak and declining sales of the CMTS products and the anticipated costs associated with the extensive research and development investment required to support the product line. As part of our decision to cease investment in the CMTS product line, we have incurred severance, restructuring charges and asset impairment charges.

      The emerging market trend to standardize the digital video technology may challenge our ability to continue to grow our DVS business. Comcast, Time-Warner and Cox, the three largest cable operators in the U.S., started their NGNA initiative in 2003 to develop a common approach to transform their cable systems into all-digital networks. In 2004 the participating operators commissioned CableLabs to manage the NGNA initiative and to develop a set of standards to which equipment vendors can build their products to enable the migration to all-digital networks. As it has with data services, CableLabs may request or even require companies to contribute their video technologies to a DOCSIS-like technology pool on a royalty-free basis. If this initiative is successful, we expect that cable operators would seek to purchase video products that have been certified or qualified by CableLabs, in which case we will not be able to sell our video products until they achieve certification or qualification, which can be a lengthy process. As a result, we may incur significant research and development expenses to develop new video products that may not receive certification or qualification in which case we may not be able to recoup the costs of these research and development expenses. Moreover, there is no guarantee that we will be able to support all future cable industry specifications relating to video products, which would likely have an adverse impact on our future revenues. Furthermore, a potential consequence of cable operators purchasing only certified or qualified products is the increased competition between equipment vendors, which could result in declining prices. Consequently, our future success may depend on our ability to compete effectively in the video marketplace by developing, marketing and selling products that are certified and qualified to industry standards in a timely fashion and in a cost effective manner.
      On February 8, 2005, we announced the signing of an agreement with ATI Technologies, Inc (ATI) relating to the sale of certain cable modem semiconductor assets. The agreement calls for ATI to acquire our cable modem silicon intellectual property and related software, assume a lease and hire approximately twenty-five employees of our design team. Under the terms of the agreement, ATI will pay us $6.95 million upon closing, with a balance of $7.05 million subject to us achieving milestones for certain conditions, services and deliverables spanning a period of 15 months. On March 9, 2005 we signed closing documents with ATI for this agreement. Upon closing we received $8.6 million in cash which was comprised of the $6.95 million for the initial payment and $1.65 million of the $1.9 million for having met the first milestone. The difference between the $1.9 million milestone and the payment of $1.65 million was money retained by ATI to pay for Company funded retention bonuses for employees that accepted employment with ATI. The balance of $5.2 million will be subject to our achieving the remaining milestones over the subsequent 15 months. The maximum liability for us is set at $11.5 million or the total amount of the purchase price paid by ATI plus $1.5 million. Total purchase price payable to us upon achieving all terms and conditions is $14.0 million. As set forth in this agreement are representations and warranties made by us that may cause us to incur liabilities and penalties arising out of our failure to meet certain conditions and milestones.
      We have not been profitable since our inception. We had a net loss of $36.5 million or $0.48 per share for the year ended December 31, 2004, and a net loss of $50.4 million or $0.68 per share for the year ended December 31, 2003. Our ability to grow our business and attain profitability is dependent on our ability to effectively compete in the marketplace with our current products and services, develop and introduce new products and services, contain operating expenses and improve our gross margins, as well as continued investment in equipment by the broadband provider industry. Finally, we expect to benefit from a lower expense base resulting in part from the series of restructurings that occurred in 2004 along with continued focus on cost containment. However, despite these efforts, we may not succeed in attaining profitability in the near future, if at all.
      At December 31, 2004, we had approximately $97.7 million in cash, cash equivalents and short-term investments as compared to approximately $138.6 million at December 31, 2003. The decrease in the amount of cash and cash equivalents in 2004 as compared to 2003 primarily resulted from significant uses of cash for operating activities, payments for inventory, restructuring charges and executive severance in 2004. Although we believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results
      A more detailed description of the risks to our business can be found in the section captioned “Risk Factors” in this annual report.
Results of Operations

Comparison of the years ended December 31, 2004 and 2003

Revenues

	For the Year Ended
	December 31,
			Annual % Change
	2004	2003	2004/2003

	(In thousands)
Revenues	$150,538	$133,485	13%
      Our revenues increased 13% to $150.5 million for the twelve months ended December 31, 2004 from $133.5 million in 2003, primarily due to increased sales of DVS and HAS products, particularly in the second half of 2004, partially offset by declining sales of our CMTS products and proprietary S-CDMA CMTS products.
Revenues by Groups of Similar Products

	For the Year Ended
	December 31,
			Annual % Change
	2004	2003	2004/2003

	(In thousands)
Revenues by product:
DVS	$36,979	$17,710	109%
HAS	72,152	64,808	11%
CMTS	31,539	47,486	(34)%
Other	9,868	3,481	183%

Total	$150,538	$133,485	13%

      Revenues from DVS products increased 109% in 2004 compared to 2003, due to increased demand for our HD and Ad insertion applications. We introduced several new products in 2004, one of which (the BP5100) serves the Broadcast market segment.
      HAS product revenues increased 11% in 2004 compared to 2003, primarily due to an aggregate increase in modem volume, 1.9 million units in 2004 as compared to 1.5 million units in 2003, offset by decreases in average selling price (ASP). The number of DOCSIS modems sold increased to 1.7 million units in 2004 from 1.2 million units in 2003. The intensely competitive nature of the market for broadband products resulted in significant price erosion. We anticipate that modem unit price erosion will continue in the first half of 2005. However, we believe that our full transition to an Original Design Manufacturer (ODM) in Asia during 2005 may allow us to remain competitive in the marketplace and maintain favorable margins on these products.
      Our CMTS product revenues decreased 34% in 2004 compared to 2003, as new customer adoption of DOCSIS 2.0 CMTS platform was not as robust as originally anticipated. Due to declining sales, we made an announcement in October 2004 to cease investment in the CMTS product line. We expect CMTS revenues to continue to decline in 2005 as we phase out this product line and focus on our growth areas.

      Other product revenues increased 183% in 2004 compared to 2003, due to large, last time purchases of our legacy voice products. We do not expect any sales of our legacy voice products in 2005.
Revenues by Geographic Region

	For the Year Ended
	December 31,
			Annual % Change
	2004	2003	2004/2003

	(In thousands)
Revenues by geographic areas:
United States	$83,212	$74,341	12%
Americas, excluding United States	4,126	3,713	11%
EMEA, excluding Israel	29,348	17,635	66%
Israel	6,681	7,038	(5)%
Asia, excluding Japan	17,999	9,575	88%
Japan	9,172	21,183	(57)%

Total	$150,538	$133,485	13%

      Revenues in the United States increased 12% to $83.2 million in 2004, up from $74.3 million in 2003, due to increased sales of HAS and DVS products to major system operators (MSO) and television broadcasters. Revenues for EMEA, excluding Israel, increased 66% to $29.3 million in 2004 up from $17.6 million in 2003. During 2004, we emphasized sales to our U.S., EMEA, Japanese and other Asian customers while placing a lower emphasis on other locations such as Canada and South America. In 2005, we expect revenues to increase in the United States, Asian and EMEA markets.

Significant Customers
      Two customers, Adelphia and Comcast, (18%, and 12%, respectively) accounted for more than 10% of our total revenues for the year ended December 31, 2004. Three customers, Adelphia, Cross Beam Networks and Comcast, (22%, 16% and 13%, respectively) accounted for more than 10% of our total revenues for the year ended December 31, 2003. In connection with our decision in October 2004 to cease future investment in our CMTS product line and their related lawsuit, we do not expect Adelphia to continue to purchase equipment from us. While sales in prior years from Adelphia were primarily related to CMTS products, we expect this to have a material adverse impact on our HAS product line in 2005 and may affect DVS sales as well.
Related Party Revenues

	For the Year Ended
	December 31,
			Annual % Change
	2004	2003	2004/2003

	(In thousands)
Related party revenues:
Rogers revenues	$0	$1,453	(100)%
Harmonic revenues	9,916	3,241	206%

Total related party revenues	$9,916	$4,694	111%

      Related party revenues increased 111% in 2004 compared to 2003. Related party revenues in 2004 were from Harmonic, Inc. (Harmonic). Related party revenues in 2003 included revenues from Harmonic and Rogers Communications, Inc. (Rogers). Lewis Solomon, a member of our board of directors, is a member of the board of directors of Harmonic. All revenues attributable to Harmonic were included in related party revenues in 2004 and 2003. Alek Krstajic, another member of our board of directors, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers until January 2003. Effective in

April 2003, Rogers was no longer a related party to us. Consequently, revenues attributable to Rogers are only classified as related party revenues in the first quarter of 2003. The increase in related party revenues was primarily due to increase in sales to Harmonic in 2004. Neither Harmonic nor Rogers is a supplier to us.
      In December 2001, we entered into co-marketing arrangements with Shaw Communications, Inc. (Shaw) and Rogers. We paid $7.5 million to Shaw and $0.9 million to Rogers, and recorded these amounts as other current assets. In July 2002, we began amortizing these prepaid assets and charging them against related party revenues in accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” We charged $1.4 million per quarter of the amortization of these assets against total revenues through December 31, 2003. Amounts charged against total revenues in the year ended December 31, 2003, totaled approximately $5.6 million. Of the co-marketing amortization charged to total revenues, $0.15 million was charged to related party revenues in the year ended 2003. These co-marketing arrangements were fully amortized at December 31, 2003 and no further amortization has occurred in 2004.
Cost of Goods Sold and Gross Profit

	For the Year Ended
	December 31,
			Annual % Change
	2004	2003	2004/2003

	(In thousands)
Cost of product revenues	$103,150	$99,261	4%
Cost of related party revenues	3,770	1,773	113%

Total cost of goods sold	106,920	101,034	6%

Gross profit	$43,618	$32,451	34%

      Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In 2004, cost of goods sold was approximately 71% of revenues compared to 76% of revenues in 2003. Cost of goods sold in 2004 and 2003 included the benefit of reversals of approximately $3.3 million and $10.0 million, respectively, in special charges taken in 2001 and 2000 for vendor cancellation charges and inventory previously reserved as excess and obsolete. We reversed these provisions as we were able to sell inventory originally considered to be excess and obsolete. In addition, we were able to negotiate downward certain vendor cancellation claims on terms more favorable to us. During 2004, we recorded inventory charges of $12.0 million, principally due to our decision to cease investment in the CMTS product line. In 2003, we recorded inventory charges of $4.1 million to reduce our inventory due to excess and obsolescence.
      In 2004, related party cost of goods increased compared to 2003 due to increased sales of our products to Harmonic.
      Our gross profit increased $11.1 million or 34% to $43.6 million or 29% of revenue in the year ended December 31, 2004 compared to $32.5 million, or 24% of revenue in 2003. The factors that contributed to the increase in our gross profit in 2004 were primarily related to an improved sales mix; increased sales of the higher margin DVS product line and lower manufacturing costs for certain HAS products. These positive factors were offset by sales of CMTS products during the same period and increased CMTS reserve for excess and obsolete inventory.
      During 2005 we anticipate further decreases in our ASPs and continued pressure on our HAS margins. Consequently, we continue to focus on improving sales of higher margin products and reducing product manufacturing costs for all our products, but most particularly for our HAS products. We are now partnering with contract manufacturers in Asia and the U.S. for our HAS and DVS products, respectively, which may provide us with more competitive component pricing, economies of scale and improved manufacturing capabilities. In addition, we are currently evaluating possible outsourcing partnerships for certain of our supply chain functions, with the objective of increasing our focus on our core competencies, reducing our costs, and leveraging our target partners’ capabilities. To the extent that we are successful in shifting our product mix to higher margin DVS product revenues, we expect our margins to increase.
Operating Expenses

	For the Year Ended
	December 31,
			Annual % Change
	2004	2003	2004/2003

	(In thousands)
Research and development	$33,959	$42,839	(21)%
Sales and marketing	$24,145	$26,781	(10)%
General and administrative	$11,216	$12,127	(8)%
      Research and Development Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, and expenditures for outside engineering consultants, equipment and supplies required in developing and enhancing our products. Research and development expenses decreased $8.9 million or 21% to $34.0 million or 23% of revenue in the year ended December 31, 2004 from $42.8 million or 32% of revenue in 2003. The $8.9 million decrease in research and development expenses was attributable to $4.0 million of reductions in employee related expenses and $0.5 million in depreciation and amortization. The decrease in research and development expense also included reductions of $0.5 million in expenses for outside engineering consultants, $2.5 million of reductions in materials costs incurred to develop prototypes, and $1.4 million in other costs as a result of the reduction in research and development personnel for CMTS product line. We believe it is critical to continue to make significant investments in research and development to create innovative technologies and products that meet the current and future requirements of our customers. Accordingly, we intend to continue our investment in research and development although at slightly lower levels. In connection with our ongoing restructuring activities, we currently expect research and development expenses to continue to decrease in 2005.
      Sales and Marketing Sales and marketing expenses consist primarily of personnel costs, including salaries, commissions for sales, marketing and support personnel, and costs related to trade shows, consulting and travel. Sales and marketing expenses decreased by $2.6 million or 10% to $24.1 million or 16% of revenue in the year ended December 31, 2004 from $26.8 million or 20% of revenue in 2003. The largest components of the decrease in sales and marketing expenses were $2.5 million related to savings realized from subleasing our corporate jet, $0.9 million of decreased travel and facilities costs, and $0.4 million of reduction in depreciation and amortization. These savings were offset by increased expenses of $1.1 million for outside consultants. In connection with our ongoing restructuring activities, we currently expect sales and marketing expenses to continue to decrease in 2005.
      General and Administrative General and administrative expenses consist primarily of personnel costs of administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. General and administrative expenses decreased by $0.9 million or 8% to $11.2 million or 7% of revenue in the year ended December 31, 2004 from $12.1 million or 9% of revenue in 2003. The decrease was primarily due to $2.0 million in reduced employee expenses due to lower headcount, partially offset by an increase of $0.4 million attributable to executive recruitment costs, $1.7 million of decreased spending for facilities related to the restructuring plans and a decrease of $0.8 million depreciation and amortization costs. In connection with our ongoing restructuring activities, we currently expect general and administrative expenses to continue to decrease in 2005.

Restructuring Charges, Executive Severance and Asset Write-offs

	For the Year Ended
	December 31,

	2004	2003

	(In thousands)
Restructuring charges	$6,792	$2,745
Executive severance	3,451	—
Long-lived assets written-off	2,393	417

Subtotal	12,636	3,162
Restructuring (recovery/change in estimate in prior year plans)	(1,477)	(359)

Restructuring charges, executive severance and asset write-offs	$11,159	$2,803

      Restructuring During the 2004 year, we initiated a series of restructuring plans approved by our board of directors to bring operating expenses in line with our revenue levels and to cease investment in our CMTS product line. In the first quarter, we incurred restructuring charges in the amount of $3.3 million of which $1.0 million was related to employee termination costs, $0.9 million related to termination costs for an aircraft lease, and $1.4 million related to costs for excess leased facilities. Net charges accrued under this first quarter plan, included estimated sublease income from the aircraft and the excess leased facilities. We incurred restructuring charges in the amount of $1.1 million in the second quarter of 2004 related to additional costs for excess leased facilities, which were contemplated in the first quarter restructuring plan. In the fourth quarter to further conform our expenses to revenue and to cease investment in the CMTS product line, we initiated a third restructuring plan that resulted in a charge in the amount of $1.3 million related to employee terminations
      In the second, third and fourth quarters of 2004, we re-evaluated the first and second quarter 2004 restructuring charges for the employee severance, excess leased facilities and the aircraft lease termination. Based on market conditions, changes in estimates provided by our broker, and the terms of the aircraft sublease agreement, which we entered into in the third quarter of 2004, we increased the restructuring charge for the aircraft lease by a total of $1.0 million, the facilities accrual was increased $0.3 million and employee severance accrual was decreased by $0.2 million.
      Net charges for the 2004 restructuring plans totaled $6.8 million, comprised of $2.0 million for employee terminations, $1.9 million in aircraft lease and $2.9 million for leased facilities. A total of 168 employees worldwide or 40% of our workforce has been terminated.
      We anticipate the remaining 2004 restructuring accrual, net of the sublease income related to the aircraft, to be substantially utilized for servicing operating lease payments through January 2007, and the remaining restructuring accrual related to excess leased facilities to be utilized for servicing operating lease payments or negotiating a buyout of operating lease commitments through October 2009.
      The amount of net charges accrued under the 2004 restructuring plans assumes that we will successfully sublease excess leased facilities. The reserve for the aircraft lease and excess leased facilities approximates the difference between our current costs for the aircraft and excess leased facilities and the estimated income derived from subleasing, which is based on information derived by our brokers that estimated real estate market conditions as of the date of our implementation of the restructuring plan and the time it would likely take to fully sublease the excess leased facilities. Even though it is our intent to sublease our interests in the excess facility at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur, if at all. In light of this uncertainty, we will continue to periodically re-evaluate and adjust the reserve, as necessary.
      As of December 31, 2004, $3.3 million remained accrued for all of the 2004 plans. This is comprised of $0.6 million for employee termination, $0.7 million for aircraft lease and $2.0 million for facilities.

      During the first quarter of 2003, our board of directors approved a restructuring plan (2003 Plan) to conform our expenses to our revenue levels and to better position us for future growth and eventual profitability. We incurred restructuring charges in the amount of $2.7 million related to employee termination costs as part of the 2003 Plan. As of December 31, 2003, 81 employees had been terminated and we had paid $2.7 million in termination costs. In the second quarter of 2003, we reversed $86,000 of previously accrued termination costs due to a change in estimate. At December 31, 2004, no restructuring charges remained accrued for the 2003 Plan.
      During 2001, a restructuring plan (2001 Plan) was approved by our board of directors and we incurred restructuring charges in the amount of $12.7 million of which $1.8 million remained accrued at December 31, 2004 for excess leased facilities in Israel. During 2002, another restructuring plan (2002 Plan) was approved by the board of directors, which increased the reserve for excess leased facilities due to the exiting of additional space within the same facility in Israel. We incurred restructuring charges in the amount of $3.6 million for the 2002 Plan. Improving real estate market conditions in Israel in the early part of 2004 gave rise to our improved tenant sublease assumptions thereby creating a change in estimate in the 2001 Plan and 2002 Plans of $1.5 million, leaving an accrual of $1.8 million at December 31, 2004 for these plans.
      The restructuring accrual as of December 31, 2004 for all plans totals $5.1 million of which $0.6 million is accrued for employee terminations, $0.7 million for aircraft lease termination and $3.8 million for leased facilities. The balance of the employee termination charges were paid in the first quarter of 2005.
      Executive Severance In June 2004, we entered into an employment agreement with an executive officer. This executive officer resigned effective as of October 1, 2004, and we recorded a severance provision of $1.4 million related to termination costs for this officer in the third quarter of 2004. Most of the severance costs related to this officer were paid in the fourth quarter of 2004 with nominal amounts for employee benefits payable into the fourth quarter of 2005.
      In June 2004, we entered into separation agreements with two executive officers. One officer resigned in the second quarter of 2004 and the other officer resigned in the third quarter of 2004. We recorded a severance provision of $1.7 million related to termination costs for these officers in the second quarter of 2004. Most of the severance costs were paid in the third quarter of 2004 with nominal amounts for employee benefits payable through the third quarter of 2005.
      In August 2004, we entered into an employment agreement with another executive officer. The executive officer resigned effective as of December 31, 2004. We recorded a severance provision of $403,000 related to termination costs for this officer in the fourth quarter of 2004. Most of the severance costs related to this officer were paid in the first quarter of 2005 with nominal amounts for employee benefits payable into the fourth quarter of 2005.
      Asset Write-offs As a result of CMTS product line restructuring activities in 2004, we recognized a fixed asset impairment charge of $2.4 million. The impairment charge reflects a write-down of the assets carrying value to a fair value based on a third party valuation. In connection with our restructuring activities in 2003, we wrote-off $0.4 million of fixed assets which were determined to have no remaining useful life.
Non-operating Expenses

	For the Year Ended
	December 31,
			Annual % Change
	2004	2003	2004/2003

	(In thousands)
Interest income	$1,982	$2,917	(32)%
Interest expense	$(3,294)	$(3,279)	0%
Other income	$1,566	$2,424	(35)%
      Interest Income Interest income decreased 32% to $2.0 million in 2004 compared to $2.9 million in 2003. The decrease in interest income was primarily due to lower invested average cash balances due to usage of cash for operations, restructuring and management severances.

      Interest Expense Interest expense, which related primarily to interest on our Notes due in 2007, remained constant at $3.3 million during 2004 compared to $3.3 million in 2003.
      Other Income Other income is generally comprised of realization of foreign currency transactions and realized gains or losses on investments. Other income of $1.6 million in 2004 is primarily comprised a gain on the sale of certain foreign subsidiaries.
Income Taxes

	For the
	Year Ended
	December 31,

	2004	2003

	(In thousands)
Income tax (expense) benefit	$76	$(316)
      We have generated losses since our inception. In 2004 we recorded an income tax benefit of $76,000 and in 2003 we recorded an income tax expense of $316,000, which was related primarily to foreign taxes. The current year foreign tax expense of approximately $0.3 million is offset by a tax benefit resulting principally from the reversal of tax accruals due to the sale of certain subsidiaries.
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
      Our revenues increased 3% to $133.5 million for the year ended December 31, 2003 from $129.4 million in 2002, primarily due to increased sales of DOCSIS CMTS and HAS products, particularly in the second half of 2003. The revenue increase derived from increased sales of DOCSIS CMTS and HAS products was partially offset by declining sales of our proprietary S-CDMA, CMTS and HAS products and Telecom products.
Revenues by Groups of Similar Products

	For the Year Ended
	December 31,
			Annual % Change
	2003	2002	2003/2002

	(In thousands)
Revenues by product:
CMTS	$47,486	$28,159	69%
HAS	64,808	69,469	(7)%
DVS	17,710	20,832	(15)%
Other	3,481	10,943	(68)%

Total	$133,485	$129,403	3%

      CMTS product revenues increased 69% in 2003 compared to 2002, due to increased deployment of our DOCSIS products into new markets, primarily in the U.S.
      HAS product revenues decreased 7% in 2003 compared to 2002, due to a continuing decline in ASPs, partially offset by increases in the volume of modem sales. The number of DOCSIS modems sold increased from 0.4 million units in 2002 to 1.2 million units in 2003. The intensely competitive nature of the market for broadband products resulted in significant price erosion. HAS revenues also decreased due to the shift in product mix from our higher-priced proprietary S-CDMA modems to our lower-priced DOCSIS modems. The number of S-CDMA modems sold decreased from 0.4 million units in 2002 to 0.1 million units in 2003.
      Revenues from video products decreased 15% in 2003 compared to 2002, due to decreased sales to U.S. MSOs. We attribute this decline to lower capital spending by MSOs, primarily in the first half of 2003.
      Other product revenues decreased 68% in 2003 compared to 2002, due to decreased sales of our legacy Telecom products.
Revenues by Geographic Region

	For the Year Ended
	December 31,
			Annual % Change
	2003	2002	2003/2002

	(In thousands)
Revenues by geographic areas:
United States	$74,341	$41,150	81%
Americas excluding United States	3,713	20,530	(82)%
EMEA excluding Israel	17,635	11,381	55%
Israel	7,038	8,283	(15)%
Asia excluding Japan	9,575	11,845	(19)%
Japan	21,183	36,214	(42)%

Total	$133,485	$129,403	3%

      Revenues in the United States increased 81% to $74.3 million in 2003, up from $41.2 million in 2002, due to increased sales of DOCSIS 2.0 CMTSs, modems and video products to U.S. MSOs. During 2003, we emphasized sales to our U.S., EMEA, Japanese and other Asian customers while placing a lower emphasis on other locations such as Canada, Israel and South America.
Significant Customers
      Three customers, Adelphia, Cross Beam Networks and Comcast, (22%, 16% and 13%, respectively) each accounted for more than 10% of our total revenues for the year ended December 31, 2003. One customer, Cross Beam Networks, accounted for 28% of our total revenues for the year ended December 31, 2002.
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
      In December 2001, we entered into co-marketing arrangements with Shaw and Rogers. We paid $7.5 million to Shaw and $0.9 million to Rogers, and recorded these amounts as other current assets. In July 2002, we began amortizing these prepaid assets and charging them against related party revenues in accordance with EITF 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” We charged $1.4 million per quarter of the amortization of these assets against total revenues through December 31, 2003. Amounts charged against total revenues in the year ended December 31, 2002 and December 31, 2003, totaled approximately $2.8 million and $5.6 million, respectively. Of the co-marketing amortization charged to total revenues, $0.15 million and $0.3 million were charged to related party revenues in the years ended 2003 and 2002, respectively.
Cost of Goods Sold and Gross Profit

	For the Year Ended
	December 31,
			Annual %
	2003	2002	Change 2003

	(In thousands)
Cost of product revenues	$99,261	$92,497	7%
Cost of related party revenues	1,773	8,452	(79)%

Total cost of goods sold	$101,034	$100,949	—

Gross profit	$32,451	$28,454	14%

      In 2003, cost of goods sold was approximately 76% of revenues compared to 78% of revenues in 2002. Cost of goods sold in 2003 and 2002 included the benefit of reversals of approximately $10.0 million and $15.3 million, respectively, in special charges taken in 2001 and 2000 for vendor cancellation charges and inventory previously reserved for excess and obsolete. We reversed those provisions as we were able to sell inventory originally considered to be in excess and obsolete. In addition, we were able to negotiate downward certain vendor cancellation claims to terms more favorable to us. Additionally, during 2003 and 2002, we recorded inventory charges of $4.1 million and $6.1 million, respectively, to reduce some of our inventory due to excess and obsolescence and to reduce the inventory to the lower of cost or market value in 2002 as ASPs fell below the cost of these products and to record charges for excess and obsolete inventory.
      In 2003, related party cost of revenues decreased compared to 2002 due to increased sales of our higher margin DVS products to Harmonic in 2003 as well as fewer sales of our lower margin HAS products to Rogers classified as related party revenue in 2003 compared to 2002. Additionally, in the first quarter of 2003, we sold $0.8 million of software to Rogers, which was classified as related party revenues, with no cost of related party revenues associated with this sale.
      Our gross profit increased 14% to $32.5 million or 24% of sales in the year ended December 31, 2003 compared to $28.5 million, or 22% of sales in 2002. The increase in our gross profit was primarily related to an improved sales mix, with higher margin video and CMTS products constituting a larger proportion of sales particularly in the second half of 2003, and improved product manufacturing costs for modems.

Operating Expenses

	For the Year Ended
	December 31,
			Annual % Change
	2003	2002	2003/2002

	(In thousands)
Research and development	$42,839	$58,696	(27)%
Sales and marketing	$26,781	$35,704	(25)%
General and administrative	$12,127	$14,715	(18)%
      Research and Development Research and development expenses decreased 27% to $42.8 million or 32% of sales in the year ended December 31, 2003 from $58.7 million or 45% of sales in 2002. The $15.9 million decrease in research and development expenses was attributable to $4.2 million of reductions in employee related expenses, partially offset by an increase of $0.1 million attributable to an executive incentive plan implemented in 2003. The decrease in research and development expense also included reductions of $0.6 million of outside engineering consultants and $7.1 million of reductions in purchases of materials, costs incurred to develop prototypes, and other research and development expenses. Additionally, we have reduced research and development efforts by $4.1 million due to the elimination of our Telecom-related products.
      Sales and Marketing Sales and marketing expenses decreased by $8.9 million to $26.8 million or 20% of sales in the year ended December 31, 2003 from $35.7 million or 28% of sales in 2002. The decrease in sales and marketing expenses was primarily due to $5.2 million in reduced employee expenses due to lower headcount, partially offset by an increase of $0.3 million attributable to an executive incentive plan. The decrease in sales and marketing expenses also included $0.8 million of decreased spending for outside consultants, $0.9 million of decreased travel costs, and $2.3 million of overall sales and marketing cost reductions.
      General and Administrative General and administrative expenses decreased by $2.6 million or 18% of sales to $12.1 million or 9% of sales in the year ended December 31, 2003 from $14.7 million or 11% of sales in 2002. The decrease was primarily due to $1.4 million in reduced employee expenses due to lower headcount, partially offset by an increase of $0.4 million attributable to an executive incentive plan, $2.8 million of decreased spending for outside consultants, partially offset by $0.3 million of severance expense related to the termination of an executive officer and $0.9 million of overall general and administrative cost increases.
Restructuring Charges and Asset Write-offs

	For the Year Ended
	December 31,

	2003	2002

	(In thousands)
Restructuring charges	$2,745	$3,641
Restructuring (recovery)	(359)	—
Long-lived assets written-off	417	1,309
Intangible assets written off	—	3,972

Restructuring charges and asset write-offs	$2,803	$8,922

      Restructuring Charges During the first quarter of 2003, we initiated a restructuring program to align our expenses to our revenue levels and to better position us for future growth and eventual profitability. We incurred restructuring charges in the amount of $2.7 million related to employee termination costs. At December 31, 2003, no restructuring charges remain accrued, 81 of our employees have been terminated under the 2003 restructuring plan, and we paid $2.7 million in termination costs. In the second and third quarter of 2003, we reversed $0.4 million of previously accrued termination costs related to this restructuring.
      In the third quarter of 2002, we initiated a restructuring program to conform our expense to our revenue levels and to better position us for future growth and eventual profitability. As part of this program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess facilities. We incurred additional restructuring charges of $3.6 million in 2002. Of the total restructuring charge, $2.3 million was related to employee termination costs. The remaining $1.3 million related primarily to costs for excess leased facilities. During 2002, 153 employees had been terminated under the 2002 restructuring plan, and we made cash payments of $2.2 million against the restructuring accrual. Additionally, in 2002, we reclassified $0.1 million from employee termination costs to excess leased facilities costs.
      In 2001 we incurred restructuring charges of $12.7 million. Of the total restructuring charges recorded, $3.2 million related to employee termination costs covering 293 technical, production, and administrative employees. The remaining $9.5 million of restructuring charges related primarily to costs for excess leased facilities. During 2003, we made cash payments and recoveries of $1.9 million against the restructuring accrual. As of December 31, 2003, restructuring charges of $3.3 million remained accrued, primarily related to excess facility costs. During 2003, we reversed $0.3 million of previously accrued termination costs due to a change in estimate.
      Asset Write-offs In connection with our restructuring in 2003, we wrote-off $0.4 million of fixed assets which were determined to have no remaining useful life. In connection with our restructuring in 2002, we wrote-off $1.3 million of fixed assets which were determined to have no remaining useful life.
      We adopted SFAS “Goodwill and Other Intangible Assets,” (SFAS 142) on January 1, 2002. We tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We completed the initial goodwill impairment review as of the beginning of 2002, and found no impairment. Due to a difficult economic environment and heightened price competition in the modem and telecom businesses during the three months ended June 30, 2002, we experienced a significant drop in our market capitalization, and therefore proceeded to perform an interim test to measure goodwill and intangible assets for impairment at June 30, 2002. Based on our forecast, the estimated undiscounted future cash flows from the use of the goodwill would be less than its carrying amount. We determined that the outcome of this test reflected that the fair value of the goodwill was zero. This resulted in a non-cash charge of $4.0 million to write off the remaining goodwill in 2002, of which $3.0 million was related to the Cable segment and $1.0 million was related to the Telecom segment.
Non-operating Expenses

	For the Year Ended
	December 31,
			Annual % Change
	2003	2002	2003/2002

	(In thousands)
Interest income	$2,917	$6,838	(57)%
Interest expense	$(3,279)	$(6,174)	(47)%
Other expense	$(2,424)	$(4,145)	(42)%
Gain on early retirement of debt	$—	$49,089	—
      Interest Income Interest income decreased 57% to $2.9 million in 2003 compared to $6.8 million in 2002. The decrease in interest income was primarily due to lower invested average cash balances due to the use of cash to repurchase Convertible Subordinated Notes (Notes) in 2002 and usage of cash for operations, as well as lower interest rates.
      Interest Expense Interest expense, which related primarily to interest on our Notes due in 2007, decreased 47% to $3.3 million during 2003 compared to $6.2 million in 2002, primarily due to the repurchase of $109.1 million of our Notes in 2002.
      Other Expense Other expense is generally comprised of realization of foreign currency transactions and realized gains or losses on investments. Other expense of $2.4 million in 2003 was primarily comprised of a $0.9 million gain on the sale of the Miniplex product line and related inventory to Verilink, a $0.6 million reversal of a liability associated with an overseas government grant which is now satisfied, and $0.7 million from a favorable legal settlement. Other expense in 2002 included a write-down of a $4.5 million long-term investment.
      Gain on early retirement of debt In 2002, we repurchased approximately $109.1 million of our Notes for $57.6 million in cash, resulting in a gain included in operations of approximately $49.1 million net of related unamortized issuance costs of $2.4 million. We did not repurchase any Notes during 2003.
Income Taxes

	For the
	Year Ended
	December 31,

	2003	2002

	(In thousands)
Income tax expense	$(316)	$(238)
      We have generated losses since our inception. In 2003 and 2002, we recorded an income tax expense of $316,000 and $238,000, respectively, which was related primarily to foreign taxes.
Litigation
      See “Item 3 Legal Proceedings” for a discussion of litigation in which we are involved.
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
Liquidity and Capital Resources
      At December 31, 2004, we had approximately $43.2 million in cash and cash equivalents and $54.5 million in short-term investments.
      Cash used in operating activities for the year ended December 31, 2004 decreased to $39.5 million compared to $68.4 million used in 2003. In 2004, significant uses of cash from operating activities included $36.5 million net loss from operations, $18.2 million decrease in accounts payable, $2.3 million of settlement and payment of vendor cancellation liabilities offset by a decrease of $10.1 million in accounts receivable, an increase of $12.8 million in inventory, offset by a $12.0 million inventory provision. In 2003, significant uses of cash from operating activities included $50.4 million loss from operations, a $12.6 million increase in accounts receivable, $12.3 million of settlement and payment of vendor cancellation liabilities, and a $12.2 million increase in gross inventory. Accounts receivable increased as our sales in the fourth quarter of 2003 increased when compared to the same period in 2002.
      Cash provided by investing activities in 2004 was $50.7 million compared to cash used in investing activities of $23.3 million in 2003. Investing activities consisted primarily of net sales of short-term investments and $2.7 million and $3.8 million used in the purchases of property and equipment in 2004 and 2003, respectively. Cash provided by investing activities increased in 2004 due to our usage of investments to fund operations and movement to cash and cash equivalents from short-term investments.
      Cash provided by financing activities was $1.6 million in 2004 compared to $3.7 million of cash provided by financing activities in 2003. In 2004 we received proceeds from the exercise of stock options and the sale of shares of common stock through our Employee Stock Purchase Plan of $1.7 million compared to $3.7 million in 2003.
      In July 2000, we issued $500 million of Notes, resulting in net proceeds to us of approximately $484.4 million. The Notes are our general unsecured obligation and are subordinated in right of payment to all of our existing and future senior indebtedness and to all of the liabilities of our subsidiaries. The Notes are convertible into shares of our common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity on August 2007, unless previously redeemed or repurchased. Interest is payable semi-annually. Debt issuance costs related to the Notes were approximately $15.6 million.
      Through December 31, 2004, we had repurchased approximately $434.9 million of the Notes. No Notes were repurchased in 2004 or 2003.
      We believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months. As noted previously, we are working to achieve profitability. To do so, we will need to increase revenues, primarily through sales of more profitable products, and decrease costs. Starting in the first quarter of 2004 and continuing throughout 2004, we initiated a series of worldwide reductions in force of approximately 168 employees, or 40% of the workforce, consolidations of certain facilities, and reductions or eliminations of discretionary costs and programs. These statements are forward-looking in nature and involve risks and uncertainties. Actual results may vary as a result of a number of factors, including those discussed under the risk factor “Our Operating Results May Fluctuate” below and elsewhere. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, and financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. We cannot assure that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.
      On October 7, 2003, we filed a registration statement on Form S-3 with the SEC. This shelf registration statement, which was declared effective by the SEC on November 4, 2003, will allow us to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock from time to time up to an aggregate of $125.0 million, subject to market conditions and our capital needs.
Contractual Obligations
      The following summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

		Payments Due by Period

		Less than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Unconditional Purchase Obligations	$30.0	$30.0	$—	$—	$—
Long Term Debt and other Long Term Obligations	67.2	0.1	65.8	—	1.3
Facilities Operating Lease Obligations	18.3	6.0	6.5	5.6	0.2
Aircraft Operating Lease Obligations	3.1	1.5	1.6	—	—

Total Contractual Commitments	$118.6	$37.6	$73.9	$5.6	$1.5

      We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of December 31, 2004, we had approximately $30.0 million of purchase obligations, of which $0.5 million is included in the Consolidated Balance Sheets as accrued vendor cancellation charges, and the remaining $29.5 million is attributable to open purchase orders. The remaining open purchase order obligations are expected to become payable at various times through 2005.

      Other commercial commitments, primarily required to support operating leases, are as follows (in millions):

		Amount of Commitment Expiration Per
		Period
	Total
	Amounts	Less than	1-3	4-5	Over
	Committed	1 Year	Years	Years	5 Years

Deposits	$7.5	$0.0	$7.5	$—	$—
Standby Letters of Credit	0.5	0.0	0.2	0.3	—

Total Commercial Commitments	$8.0	$—	$7.7	$0.3	$—

      In 2002, we entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was secured by a $9.0 million letter of credit. The letter of credit was reduced to $7.5 million in February 2003. During 2004 the $7.5 million letter of credit was converted to a cash deposit. This lease commitment is included in the table above. In March 2004, in connection with our worldwide restructuring, we notified the lessor of our intentions to locate a purchaser for our remaining obligations under this lease. In August 2004, we entered into a 28 month aircraft sublease terminating on December 31, 2006 From time to time, our Chairman of the Board, Dr. Rakib, used the aircraft for personal use and the charge is reported by him as compensation. Dr. Rakib did not use the aircraft for personal use in fiscal 2004 and was charged approximately $62,000 for personal aircraft usage during fiscal 2003.
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
      Use of Estimate The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These policies include:

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
      We employ other equally important accounting policies and practices, which may not require us to make significant estimates or assumptions. Despite our intention to establish accurate estimates and assumptions, actual results could differ from those estimates under different assumptions or conditions.
      Revenue Recognition We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” (SAB 104). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services were rendered; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured.
      Contracts and customer purchase orders are used to determine the existence of an arrangement. Delivery occurs when product is delivered to a common carrier. Certain of our products are delivered on an FOB destination basis. We defer our revenue associated with these transactions until the delivery has occurred to the customers’ premises. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
      Should there be changes to management’s judgments, revenue recognized for any reporting period could be adversely affected.
      We sell our products directly to broadband service providers, and to a lesser extent resellers. Revenue arrangements with resellers are recognized when product is shipped to the resellers as we do not grant return rights beyond those provided by the warranty.
      Our service revenue, which is sold separately from product lines represented approximately 2.4% and 1.3% of revenue for the year ended December 31, 2004 and 2003, respectively. It is generated from service arrangements for product support, which is recognized ratably over the term of the arrangement, typically one year. Product support includes internet access to technical content, software updates, as well as internet and telephone access to technical support personnel.
      Allowance for Doubtful Accounts We perform ongoing credit evaluations of our customers and generally require no collateral. We evaluate our trade receivables based upon a combination of factors. Credit losses have historically been within management’s expectations. When we become aware of a customer’s inability to pay, such as in the case of bankruptcy or a decline in the customer’s operating results or financial position, we record an allowance to reduce the related receivable to an amount we reasonably believe is collectible. We maintain an allowance for potentially uncollectible accounts receivable based on an assessment of collectibility. We assess collectibility based on a number of factors, including history, the number of days an amount is past due (based on invoice due date), changes in credit ratings of customers, current events and circumstances regarding the business of our client’s customers and other factors that we believe are relevant. If circumstances related to a specific customer change, our estimates of the recoverability of receivables could be further reduced. In 2004, we experienced better than expected collections of $2.1 million offset by write-offs of $201,000. At December 31, 2004 and 2003, the allowance for potentially uncollectible accounts was $1.3 million and $3.6 million, respectively.
      Inventory Valuation We record losses on commitments to purchase inventory in accordance with Statement 10 of Chapter 4 of Accounting Release Bulletin No. 43. Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, generally six months or less as well as product lifecycle and product development plans. Given the rapid technological change in the technology and communications equipment industries as well as significant, unpredictable changes in capital spending by our customers, we believe that assessing the value of inventory using generally a six month time horizon is appropriate.
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
      We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times (often ranging from three to six months) and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our component supply requirements. If we were to curtail or cease production of certain products or terminate these agreements, we may be liable for vendor cancellation charges.
      We accrue for vendor cancellation charges (which increase cost of goods sold) which represent management’s estimate of our financial exposure to vendors should our management curtail or cease production of certain products or terminate a vendor or supplier agreement. Estimates of exposure are determined using vendor inventory data. Should we change our short-term manufacturing plans such that further products or components would no longer be used, additional vendor cancellation charges may occur. At December 31, 2004, accrued vendor cancellation charges were $0.5 million which are expected to become payable in the next three to six months. From time to time we have been able to reverse portions of our vendor cancellation accrual as we were able to negotiate downward certain vendor cancellation charges. Such reversals of vendor cancellation charges cause a decrease in cost of goods sold in the period during which such charges are reversed. For the twelve months ended December 31, 2004, we reversed approximately $2.3 million of vendor cancellation charges as a result of consumed inventory and favorable negotiations with vendors.
      Impairment of Long-Lived Assets Our long-lived assets have principally included long-term investments, goodwill and other intangible assets. Our estimate of the fair value of the long-term investments was dependent on the performance of the companies in which we have invested, as well as the volatility inherent in the external markets for these investments. If the companies’ business forecasts were not met, we had to record additional impairment charges. At December 31, 2003, all of our long-term investments, goodwill and other intangible assets had been written-off and we had no such assets recorded on the Consolidated Balance Sheets at December 31, 2004 and 2003
      Warranty Reserves We provide a standard warranty for most of our products, ranging from one to five years from the date of purchase. We provide for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our estimate of costs to service our warranty obligations is based on historical experience and our expectation of future conditions. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revision to the warranty liability would be required, resulting in decreased gross profits.
      Restructuring and Other Related Charges During 2004, 2003 and 2002 we implemented restructuring programs to focus and streamline our business and reduce operating expenses. In connection with these programs, we reduced headcount, abandoned facilities and wrote off inventory. As a result of these actions, we recorded restructuring and other related charges primarily consisting of cash severance payments made to terminated employees, lease payments related to property abandoned as a result of our facilities consolidation and lease payments related to an aircraft lease. Each reporting period, we review these estimates based on the execution of our restructuring plans and changing market conditions, such as the real estate market and other assumptions and, as needed, record appropriate adjustments. To the extent that these assumptions change, the ultimate restructuring expenses could vary.
      Contingencies We are subject to proceedings, lawsuits and other claims related to labor, acquisitions and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters, any of which may result in higher net loss.
      Taxes We determine our provision for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the realizability of our deferred tax assets by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. The ultimate realization of our net deferred tax assets will require profitability. We have assessed the future profit plans and tax planning strategies together with the years of expiration of carryforward benefits, and have concluded that the deferred tax assets will be not be currently realized and have recorded a valuation allowance against the entire amount of the deferred tax assets. Should our operating performance improve future assessments could conclude that a reduction to the valuation allowance will be needed to reflect deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income taxes for all years that are subject to audit.
Impact of Recently Issued Accounting Standards
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (SFAS 123(R)), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) on July 1, 2005. A component of SFAS 123(R) includes one of the following options: (a) modified-prospective method, (b) the modified-retrospective method, restating all prior periods or (c) the modified-retrospective method, restating only the prior interim periods of 2005. A determination as to which of the three options we will adopt will be made at a later date.
      As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion No 25’s intrinsic value method and, as such, generally recognize no compensation expense for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), we have not recognized any operating cash flows for such excess tax deductions in any of the periods presented.

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
Risks Related to Our Business

We have a history of losses and may continue to incur losses in the future
      It is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we have been shipping products in volume since the first quarter of 1998. As of December 31, 2004, we had an accumulated deficit of approximately $1.0 billion. We believe that we will continue to experience challenges in selling our products at a profit and may continue to operate with net losses for the foreseeable future. In the past few years, we experienced a decrease in revenues compared to 2001 and 2000, which was, in large part, due to the erosion of ASPs of our products due to our transition from a proprietary platform to the DOCSIS standards platform and a drop in CMTS sales volume. Although our revenues increased throughout 2004 as compared to 2003 and 2003 compared to 2002, we still incurred losses of $36.5 million and $50.4 million, respectively, in the twelve months ended December 31, 2004 and 2003. As a result of the operating deficiencies, we have had to use available cash and cash equivalents to supplement the operation of our business. Cash used in operating activities for the twelve months ended December 31, 2004 was $39.5 million compared to $68.4 million used in the same period in 2003. Additionally, we generally have been unable to significantly reduce our short-term expenses in order to compensate for unexpected decreases in anticipated revenues or delays in generating anticipated revenues. For example, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price irrespective of whether we can subsequently use such quantities in our products. Further, we have experienced and will likely continue to experience declining ASPs of our products. We record an inventory charge to reduce our inventory to the lower of cost or market if ASPs fall below the cost of these products. In addition, we have significant operating lease commitments for facilities and equipment that generally cannot be cancelled in the short-term without substantial penalties.
      Our business may be adversely affected by delays in or our failure to, commercialize new products, or reduce the cost of manufacturing our current products. Moreover, given the conditions in the broadband equipment market, the profit potential of our business remains unproven.

We may experience fluctuations in our operating results and face unpredictability in our future revenues
      Our quarterly revenues have fluctuated and are likely to continue to fluctuate significantly in the future due to a number of factors, many of which are outside our control. Factors that affect our revenues include, among others, the following:

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
      We often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed, particularly in the short term. For example, a significant percentage of these operating expenses are fixed due to operating leases for our facilities and equipment. Also, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price. Because in the past, we have been unable to use all of the products that we purchased from our suppliers, we have taken vendor cancellation charges as a result of these fixed commitments, and we may have to take additional charges in the future if we are unable to use all of the products that we purchase from our suppliers. As of December 31, 2004, $30.0 million of purchase obligations were outstanding. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of our business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations; our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall. Moreover, our research and development expenses fluctuate in response to new product development, and changing industry requirements and customer demands.
      Additionally, the unit ASPs of our products declined considerably in 2004, 2003, and 2002, and we anticipate that unit ASPs of our products will continue to decline in the future. This has caused and will continue to cause a decrease in our gross margins if we are unable to offset the decline in ASPs with cost reduction measures. In addition, the gross margins we realize from the sale of our products are affected by the mix of product sales between higher margin, lower volume head-end equipment, such as our DVS products and applications, and lower margin, higher volume HAS products, such as modems. We are attempting to increase our gross margin by shifting our product mix from HAS revenues to higher margin DVS product and application revenues and ceasing investment in our CMTS product line. However, there are no assurances that we will succeed. For 2005, we expect that sales of our low-margin HAS products will continue to make up a significant portion of our revenues. Moreover, we are in the early stages of development with respect to our DVS product line. Historically, DVS product revenues represented less than 30% of our total revenues. If our DVS product line does not receive broader market acceptance and we do not generate a greater percentage of total revenues from DVS product revenues, we will not succeed in greatly improving our gross margin.

We are dependent on a small number of customers and resellers and our business could be harmed by the loss of any of these customers or reductions in their purchasing volumes
      Our customers have undergone and continue to undergo significant consolidation in both North America and internationally, as a limited number of cable operators control an increasing number of systems. For example, the top nine cable operators in the United States operate systems that service approximately 90% of homes that receive cable services in the United States. As a result of the consolidation among cable operators, our revenue has been and will continue to be dependent on sales to the few leading cable operators worldwide. Two customers, Adelphia and Comcast, (18% and 12%, respectively), accounted for 10% or more of total revenues, for the twelve months ended December 31, 2004. Adelphia is not expected to be a customer in 2005 due to our decision to cease investment in our CMTS product line and this may have a material adverse effect on our business or results of operations in 2005. Three customers, Adelphia, Cross Beam Networks and Comcast, (22%, 16% and 13%, respectively), accounted for 10% or more of total revenues, for the twelve months ended December 31, 2003. As is common in our industry, we typically do not enter into contracts with our customers in which they commit to purchase products from us. Typically, our sales are made on a purchase order or system contract basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. The loss of any of our customers can have a material adverse effect on our results of operations. Further, any reduction in orders from a given customer can likewise have a material adverse affect on our results of operations.
      Significant sales of our DVS products are made to a small number of resellers, who often incorporate our DVS products and applications in systems that are sold to an end-user customer, which is typically a cable operator, satellite provider or broadcast operator. If one or more of these resellers develop their own products or elect to purchase similar products from another vendor, such an action may have a significant impact on our revenue and results of operations.
      Also, we may not succeed in attracting new customers as many of our potential customers have pre-existing relationships with our current or potential competitors and the continued consolidation of the cable industry reduces the number of potential customers. To attract new customers, we may be faced with intense price competition, which may affect our gross margins.
      We may also lose existing customers or experience declining business from our existing customers because of our decision to cease investment in our CMTS product line. For example, Adelphia, one of our largest CMTS customers, indicated that it will no longer purchase CMTS products from us and may no longer purchase HAS or DVS products from us. The loss of Adelphia and the loss of any additional CMTS customers may be material and could materially adversely affect our business and results of operations, especially if we are unable to offset such losses with increased revenue from our DVS and HAS products.

Recent changes in senior management and the reductions in workforce associated with our restructuring efforts could disrupt the operation of our business, distract our management from focusing on revenue- generating efforts, result in the erosion of employee morale, and impair our ability to respond rapidly to growth opportunities in the future
      We have experienced a number of recent changes in senior management and other key personnel. Our Chief Executive Officer, President and Chief Technology Officer, Chief Operating Officer, Chief Financial Officer and General Counsel all resigned within the latter half of 2004. Our new Chief Executive Officer was appointed in September 2004 and our new Chief Financial Officer was appointed in late November 2004. We also have recently experienced increased turnover in our video engineering group and finance organization. The recruitment and retention of a new senior management staff and turnover in key personnel has created and could continue to create a number of transitional challenges for us. These transitional issues have caused, and may cause, disruptions to our business. We cannot be assured that a smooth transition of our senior management staff has occurred or that we have taken the necessary steps to affect an orderly continuation of our operations during the transitional period. Further, the process of locating personnel with the combination of skills and attributes required to carry out our goals and integrating such personnel once they are recruited is often lengthy. We cannot be assured that the integration of our new senior management staff will occur in a timely manner, or that such integration will not present additional transitional challenges for us or adversely affect the operation of our business.
      Moreover, we have implemented a number of restructuring plans since 2001, including the most recent restructuring activities in 2004 which have resulted in personnel reduction of 40%. The employee reductions and changes in connection with our restructuring activities, as well as future changes in senior management and key personnel, could result in an erosion of morale, and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation and the management and administration of our finances, which in turn may affect our revenue in the future or cause other administrative deficiencies. Additionally, employees directly affected by the reductions may seek future employment with our business partners, customers or competitors. Although all employees are required to sign a proprietary information agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, we may face wrongful termination, discrimination, or other claims from employees affected by the reduction related to their employment and termination. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of such actions. Furthermore, such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, and we may need to take additional restructuring efforts, including additional personnel reduction, in the future.

We are dependent on key personnel
      Due to the specialized nature of our business, we are highly dependent on the continued service of, and on our ability to attract and retain qualified senior management, engineering, sales and marketing personnel. The competition for some of these personnel is intense, particularly for engineers with MPEG experience. The loss of any of these individuals or our inability to recruit such individuals may significantly disrupt and be harmful to our business. In addition, if we are unable to hire qualified personnel as needed in a timely manner, we may be unable to adequately manage and grow our business.
      Highly skilled employees with the education and training that we require, especially employees with significant experience and expertise in video, data networking and radio frequency design, are in high demand. We may incur additional expenses to attract and retain key personnel. We cannot be assured that the additional expenses we may incur will enable us to attract and retain qualified personnel necessary for the development of our business. We do not have key person insurance coverage for the loss of any of our employees. Any officer or employee can terminate his or her relationship with us at any time. Our employees generally are not bound by non-competition agreements.

There are many risks associated with our participation in industry standards
      In connection with the development of the DOCSIS 2.0 specification by CableLabs, a cable industry consortium that establishes cable technology standards and administers compliance testing, we entered into an agreement with CableLabs whereby we licensed to CableLabs on a royalty-free basis any of our intellectual property rights, including rights to our proprietary S-CDMA technology, to the extent that such rights may be asserted against a party desiring to design, manufacture or sell DOCSIS based products, including DOCSIS 2.0 based products. This license agreement grants to CableLabs the right to sublicense our intellectual property, including our intellectual property rights in our S-CDMA patents, to manufacturers that compete with us in the marketplace for DOCSIS based products. As a result of this license to CableLabs, our competitors that produce DOCSIS-based products have access to our technology without having to pay us any royalties or other compensation for the use of our technology. As a result of our contribution of technology to the DOCSIS intellectual property pool, we may have foregone significant revenue from the potential licensing of our proprietary technology, and we may be unable to recoup the investment in the research and development of intellectual property contributed to the DOCSIS technology pool.

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
      DOCSIS specifications have not yet been accepted in Asia, although an increasing number of Asian cable operators are requiring product to be DOCSIS qualified or certified. A related specification for cable products, called the Euro-DOCSIS specification, has been formalized by TComLabs, a cable technology consortium of European cable operators, and European and some Asian cable operators have embraced it. We have contributed certain of our technologies, including our proprietary S-CDMA technology, to the Euro-DOCSIS specification. We may develop and sell products that comply with the Euro-DOCSIS specification, and we may be unsuccessful in these efforts. Even if we are successful in our efforts, we may face some of the same risks associated with our contribution of intellectual property to the CableLabs DOCSIS intellectual property pool.

We need to certify and qualify our new and existing products to meet industry specifications in order to remain competitive
      Major cable operators worldwide have endorsed the DOCSIS, Euro-DOCSIS and PacketCable specifications and rarely purchase data and voice equipment that is not certified or qualified as compliant with these specifications. Although there is currently no specification for DVS products, if such a specification is adopted, then we will not only need to certify our video products in addition to the current requirement that we certify our HAS products. Traditionally, cable operators have chosen to purchase only products meeting industry specifications because the specifications enable interoperability among products from multiple vendors, which leads to increased competition among equipment manufacturers and consequently lowers product ASPs. Consequently, our future success depends on our ability to compete effectively in this marketplace by developing, marketing and selling products that are certified and qualified to industry standards in a timely fashion and in a cost effective manner.
      The DOCSIS and PacketCable specifications are promulgated by CableLabs. Currently these specifications have been widely adopted by cable operators in North America and by some cable operators in Asia, Latin America and Europe. The Euro-DOCSIS specifications have been developed by TComLabs specifically to meet the requirements of European operators, and have found some acceptance in China as well. There is no guarantee that our products will continue to be DOCSIS, EuroDOCSIS or PacketCable certified or qualified, or will be certified for any new standards that may emerge. If we are unable to certify or qualify our products as compliant with DOCSIS, EuroDOCSIS or PacketCable or other applicable standards in a timely manner, we may be unable to sell our products and may lose some or all of any advantage we might otherwise have had, and our future operating results may be adversely affected.

      Although we sell certified and qualified data and voice products, there have been and may continue to be instances where our existing customers and potential new customers elect to purchase products from one or more of our competitors rather than from us. In response to this situation, we have reduced our prices and continue to experience customer demand to further reduce our prices in order to promote sales of our current products. This has had and may continue to have an adverse impact on our revenues, operating results and gross margin.
      Developing products to meet these various industry specifications has several risks. The first is the cost and effort to engineer standards-based products and to then prepare them for compliance testing. Not only do we have to certify or qualify new products, but any of our currently certified or qualified products must be re-certified or re-qualified should they be changed in any way. Second, there is no guarantee that these products will be certified or qualified as meeting these specifications in a timely fashion, if ever. Because most cable operators purchase only those products that have been certified or qualified as meeting these specifications, it is highly unlikely that we will be able to sell our products until they achieve certification or qualification, which can be a lengthy process. As a result, we may incur significant research and development expenses to develop new products that may not receive certification or qualification and we cannot recoup the costs of these research and development expenses by marketing uncertified or unqualified products. Moreover, a consequence of cable operators’ only purchasing products certified or qualified as meeting industry specifications is the increased competition between equipment vendors, which has resulted in a steady and ongoing decline in equipment prices as vendors compete for cable operators’ business. Third, there is no guarantee that we will be able to support all future cable industry specifications, which will likely have an adverse impact on our future revenues.

Our video products and applications must achieve widespread market acceptance to advance the growth of our digital video solutions business
      Our success will depend upon the widespread acceptance of our video products and applications by broadband providers. Traditionally, we have had success selling our CherryPicker and DM products to cable operators and satellite providers; however, there is no guarantee that this success will continue as the products and applications evolve and as new competitors enter the market. In 2004, we introduced our BP5100, which is our product geared towards television broadcasters. Currently, we have had one large deployment of BP5100 and have had limited sales of the BP5100 through resale channels. We are currently developing technology for the deployment of video for the telecom carriers; however, there is no guarantee that we will continue to pursue the development, that our product will work or that our product will find widespread acceptance among the telecom carriers.

The emerging market trend to standardize the digital video technology may challenge our ability to continue to grow our digital video business
      Comcast, Time-Warner and Cox, the three largest cable operators in the U.S., started their NGNA initiative in 2003 to develop a common approach to transform their cable systems into all-digital networks. This initiative could potentially impact video technology, including our video technology and products. Working as a group the operators can work more effectively with equipment vendors in defining the products and product capabilities required for the migration. In 2004 the participating operators commissioned CableLabs to manage the NGNA initiative and to develop a set of standards to which equipment vendors can build their products. The NGNA initiative is so far following the model successfully proven with the earlier DOCSIS initiative, which enabled the development of interoperable cable modems, CMTSs and other associated equipment that allowed U.S. operators to rollout broadband cable modem service much faster, more broadly and with greater success than telecom carriers could offer their competing DSL service. As it has with data services, CableLabs may request or even require companies to contribute their video technologies to a DOCSIS-like technology pool on a royalty-free basis. If we contribute any of our video technology to a DOCSIS-like technology pool, our video technology is subject to the same risks as those associated with the standards-based technology for our data services, which are discussed above. Subject to the success of the initiative, cable operators would want to purchase only video products that have been certified or qualified by CableLabs, in which case we will not be able to sell our video products until they achieve certification or qualification, which, based on our experience with our data services, can be a lengthy process. As a result, we may incur significant research and development expenses to develop new video products that may not receive certification or qualification and we may not be able to recoup the costs of these research and development expenses by marketing uncertified or unqualified products. Moreover, there is no guarantee that we will be able to support all future cable industry specifications relating to video products, which would likely have an adverse impact on our future revenues. Furthermore, a consequence of cable operators purchasing only certified or qualified products, based on our experience with the data services, is the increased competition between equipment vendors, which would result in a steady and ongoing decline in equipment prices as vendors compete for cable operators’ business. Consequently, our future success may depend on our ability to compete effectively in the video marketplace by developing, marketing and selling products that are certified and qualified to industry standards in a timely fashion and in a cost effective manner.

We depend on broadband providers’ capital spending for a substantial portion of our revenue and any decrease or delay in capital spending would negatively impact our operating results and financial condition
      Historically, almost all of our sales had been derived from sales to broadband providers and, more specifically, cable operators, and we expect these sales to constitute a significant portion of net sales for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by broadband providers. These capital spending patterns are dependent on a variety of factors including:

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

Average selling prices of broadband equipment may continue to decline, decreasing our gross margins
      The broadband equipment market has been characterized by erosion of product ASPs, particularly for HAS devices. This erosion may continue. The ASPs for our products are likely to continue to decline due to competitive pricing pressures, promotional programs and customers possessing strong negotiating positions which require price reductions as a condition of purchase. In addition, we believe that the widespread adoption of industry specifications, such as the DOCSIS and EuroDOCSIS specifications, is further eroding ASPs as cable modems and other similar HAS products become commodity products. If a specification is adopted for video technology, our DVS products may experience the same ASP erosion. Decreasing ASPs could result in decreased revenues even if the number of units sold increases. Decreasing ASPs may also require us to sell our products at much lower gross margin than in the past, and in fact, we may sell products at a loss. The primary reason that our gross profits have generally declined in recent years is the decline in product ASPs. As a result, we may experience substantial period-to-period fluctuations in future revenue, gross margin and operating results due to ASP erosion. Therefore, we must continue to develop and introduce on a timely basis and a cost-effective manner new products or next-generation products with enhanced functionalities that can be sold at higher gross margins. If we fail to do so our revenues and gross margins may decline further.

We must achieve cost reductions or increase revenues to attain profitability
      In prior years, we experienced revenue declines, which were, in large part, due to declining product ASPs due to our transition from a proprietary platform to the DOCSIS standards platform. Most recently, we have experienced a decrease in revenue derived from our DOCSIS CMTS sales. This has resulted in increased losses and made it difficult for us to attain profitability. In order to achieve profitability, we must significantly increase our revenues, reduce the cost of our products, and maintain or reduce our operating expenses.
      Although we have implemented expense reduction and restructuring plans in the past, including the latest restructurings in the fourth quarter of 2004, that have focused on cost reductions and operating efficiencies, we still operate at a loss. A large portion of our expenses, including rent, and operating lease expenditures, is fixed and difficult to reduce or change. Accordingly, if our revenue does not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, our business, financial condition and results of operations could be materially and adversely affected.
      As product ASPs decline, we need to reduce the cost of our products through design and engineering changes. We may not be successful in redesigning our products, and, even if we are successful, our efforts may be delayed or our redesigned products may contain significant errors and product defects. In addition, any redesign may not result in sufficient cost reductions to allow us to reduce significantly the prices of our products or improve our gross margins. Reductions in our product costs may require us to use lower-priced components that are highly integrated in future products and may require us to enter into high volume or long-term purchase or manufacturing agreements. Volume purchase or manufacturing agreements may not be available on acceptable terms, if at all, and we could incur significant expenses without related revenues if we cannot use the products or services offered by such agreements. We have incurred significant vendor cancellation charges related to volume purchase and manufacturing agreements in the past and may incur such charges in the future.

We may not be able to raise additional funds to continue operating our business
      Our main source of liquidity continues to be our unrestricted cash on hand. As a result of our history of operating losses, we expect to continue to use our unrestricted cash to fund operating losses in the future. Our cash, cash equivalents and short-term investments decreased to $97.7 million at December 31, 2004, from $138.6 million at December 31, 2003. If our operating losses are more severe than expected or continue longer than expected, we may find it necessary to seek other sources of financing to support our capital needs and provide available funds for working capital. Furthermore, as of December 31, 2004, we had $65.1 million of notes outstanding that mature in August 2007 and may need to seek additional financing to repay the notes at maturity.
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
      On October 7, 2003, we filed a registration statement on Form S-3 with the SEC. This shelf registration statement, which was declared effective by the SEC on November 4, 2003, will allow us to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock, from time to time up to an aggregate of $125.0 million, subject to market conditions and our capital needs.

We may dispose of or discontinue existing product lines, which may adversely impact our future results
      On an ongoing basis, we evaluate our various product offerings in order to determine whether any should be discontinued or, to the extent possible, divested. Moreover, the worldwide downturn in the telecommunications industry led us to reassess our business strategy, which in turn caused us to discontinue investment in certain product lines. We have ceased investment in the telecom and satellite businesses and largely sold or discontinued the various businesses we acquired in 1999 and 2000. In October 2004, we also announced our determination to cease investment in the CMTS product line and halt development of future CMTS hardware. In February 2005, we agreed to sell to ATI Technologies Inc. certain of our cable modem semiconductor assets.
      We cannot be assured that we have correctly forecasted, or will correctly forecast in the future, the right product lines to dispose or discontinue or that our decision to dispose of or discontinue various investments and product lines is prudent if market conditions change. In addition, we cannot be assured that the discontinuance of various product lines will reduce our operating expenses or will not cause us to incur material charges associated with such decision. Furthermore, the discontinuance of existing product lines entails various risks, including the risks that we will not be able to find a buyer for a product line or the purchase price obtained will not be equal to the book value of the assets for the product line. Other risks include managing the expectations of, and maintaining good relations with, our customers who previously purchased disposed or discontinued product lines, which could prevent us from selling other products to them in the future. We may also incur other liabilities and costs associated with our disposal or discontinuance of product lines.

We may be unable to provide adequate customer support
      Our ability to achieve our planned sales growth and retain current and future customers will depend in part upon the quality of our customer support operations. Our customers generally require significant support and training with respect to our products, particularly in the initial deployment and implementation stages. Spikes in demand of our support services may cause us to be unable to serve our customers. We may not have adequate personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis especially during peak periods. Our inability to provide sufficient support to our customers could delay or prevent the successful deployment of our products. In addition, our failure to provide adequate support could harm our reputation and relationships with our customers and could prevent us from selling product to existing customers or gaining new customers.
      Furthermore, we may experience transitional issues relating to customer support in connection with our decision to dispose of or discontinue various investments and product lines. We may incur liability associated with customers’ dissatisfaction with the level of customer support maintained for discontinued product lines. For example, in January 2005, Adelphia sued us in Colorado state court, alleging, among other things, breach of contract and misrepresentation in connection with our sale of CMTS (Cable Modem Termination System) products to Adelphia and our announcement to cease future investment in the CMTS market.

We may have financial exposure to litigation
      We and/or our directors and officers are defendants in a number of lawsuits, including securities litigation lawsuits and the lawsuit with Adelphia discussed above (See Item 3 — Legal Proceedings for more information regarding our litigation). As a result, we may have financial exposure to litigation as a defendant and because we are obligated to indemnify our officers and members of our board of directors for certain actions taken by our officers and directors on our behalf.
      In order to limit financial exposure arising from litigation and/or our obligation to indemnify our officers and directors, we have historically purchased directors’ and officers’ insurance (D&O Insurance). However, the availability of D&O Insurance may become more difficult and more costly for companies to attain. In recent years, we have experienced a significant increase in the cost of our D&O Insurance. There can be no assurance that D&O Insurance will be available to us in the future or, if D&O Insurance is available, it may be prohibitively expensive. Additionally, some insurance underwriters who offered D&O Insurance in the past have been placed into liquidation or may be, at some future point, placed into liquidation.
      If there is no insurance coverage for the litigation or, even if there is insurance coverage, if a carrier is subsequently liquidated or placed into liquidation, we will be responsible for the attorney fees and costs resulting from the litigation. The incurrence of significant fees and expenses in connection with the litigation could have a material adverse effect on our results of operations.

The sales cycle for certain of our products is lengthy, which makes forecasting of our customer orders and revenues difficult
      The sales cycle for certain of our products is lengthy, often lasting nine months to more than a year. Our customers generally conduct significant technical evaluations, including customer trials, of our products as well as competing products prior to making a purchasing decision. In addition, purchasing decisions may also be delayed because of a customer’s internal budget approval processes. Because of the lengthy sales cycle and the size of customer orders, if orders forecasted for a specific customer for a particular period do not occur in that period, our revenues and operating results for that particular quarter could suffer. Moreover, a portion of our expenses related to an anticipated order is fixed and difficult to reduce or change, which may further impact our revenues and operating results for a particular period.

We need to develop additional distribution channels to market and sell our products
      The vast majority of our data and voice product sales have traditionally been to large cable operators. Our DVS products have been traditionally sold to large cable operators and satellite operators with recent, limited sales to television broadcasters. We have not had access to smaller broadband providers. Although we intend to establish strategic relationships with leading distributors worldwide to new customers, we may not succeed in establishing these relationships. Even if we do establish these relationships, the distributors may not succeed in marketing our products to their customers. Some of our competitors have established long-standing relationships with these cable operators that may limit our and our distributors’ ability to sell our products to those customers. Even if we were to sell our products to those customers, it would likely not be based on long-term commitments, and those customers would be able to terminate their relationships with us at any time without significant penalties.

We may fail to accurately forecast customer demand for our products
      The nature of the broadband industry makes it difficult for us to accurately forecast demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of products or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We have incurred significant vendor cancellation charges related to volume purchase and manufacturing agreements in the past and may incur such charges in the future. We had purchase obligations of approximately $30.0 million as of December 31, 2004, primarily to purchase minimum quantities of materials and components used to manufacture our products. We may be obligated to fulfill these purchase obligations even if demand for our products is lower than we anticipate.

We may not be able to manage expenses and inventory risks associated with meeting the demand of our customers
      From time to time, we receive indications from our customers as to their future plans and requirements to ensure that we will be prepared to meet their demand for our products. If actual orders differ materially from these indications, our ability to manage inventory and expenses may be affected. In addition, if we fail to meet customers’ supply expectations, we may lose business from such customers. If we enter into purchase commitments to acquire materials, or expend resources to manufacture products and such products are not purchased by our customers, our business and operating results could suffer.

We are dependent on key third-party suppliers and any failure by them to deliver components could limit our ability to satisfy customer demand
      We manufacture all of our products using components or subassemblies procured from third-party suppliers, including semiconductors. Some of these components are available from a sole source and others are available from limited sources. A majority of our sales are from products containing one or more components that are available only from sole source suppliers. For example, our video equipment is single sourced from a manufacturer in San Jose, California. Our modems are sourced from a manufacturer in China. Additionally, some of our components are custom parts that are produced to our specifications, and it may be difficult to move the manufacturing of such components from one vendor to another vendor.
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

We may be unable to migrate to new semiconductor process technologies successfully or on a timely basis
      Our future success will depend in part upon our ability to develop products that utilize new semiconductor process technologies. These technologies change rapidly and require us to spend significant amounts on research and development. We continuously evaluate the benefits of redesigning our integrated circuits using smaller geometry process technologies to improve performance and reduce costs. The transition of our products to integrated circuits with increasingly smaller geometries will be important to our competitive position. Other companies have experienced difficulty in migrating to new semiconductor processes and, consequently, have suffered reduced yields, delays in product deliveries and increased expense levels. Moreover, we depend on our relationship with our third-party manufacturers to migrate to smaller geometry processes successfully.

Our ability to directly control product delivery schedules and product quality is dependent on third-party contract manufacturers
      Most of our products are assembled and tested by contract manufacturers using testing equipment that we provide. As a result of our dependence on these contract manufacturers for the assembly and testing of our products, we do not directly control product delivery schedules or product quality. Any product shortages or quality assurance problems could increase the costs of manufacturing, assembling or testing our products. In addition, as manufacturing volume increases, we will need to procure and assemble additional testing equipment and provide it to our contract manufacturers. The production and assembly of testing equipment typically requires significant lead times. We could experience significant delays in the shipment of our products if we are unable to provide this testing equipment to our contract manufacturers in a timely manner.

We are dependent upon international sales and there are many risks associated with international operations
      We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. For the year ended December 31, 2004, 2003 and 2002 approximately 45%, 44% and 68%, respectively, of our net revenues were from customers outside of the U.S. International sales are subject to a number of risks, including the following:

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
      Furthermore, foreign countries may decide to prohibit, terminate or delay the construction of new broadband infrastructures for a variety of reasons. These reasons include environmental issues, economic downturns and availability of favorable pricing for other communications services or the availability and cost of related equipment. Any such action by foreign countries would reduce the market for our products.
      Like other companies operating or selling internationally, we are subject to the Foreign Corrupt Practices Act (FCPA) and other laws which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We make sales in countries known to experience corruption. Our sales activities in such countries create the risk of an unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors which could be in violation of various laws including the FCPA, even though such parties are not always subject to our control. We have attempted to implement safeguards to prevent losses from such practices and to discourage such practices by our employees, consultants, sales agents and distributors. However, our safeguards may prove to be less than effective and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, financial condition and results of operations.

Exchange rate fluctuations could cause a decline in our financial condition and results of operations
      While we generally invoice our foreign sales in U.S. dollars, we invoice some of our sales in Europe in Euros and other sales in the United Kingdom, Belgium, Canada, Japan, Hong Kong, Korea and China in local currencies. Since we have also elected to take payment from our customers in local currencies and may elect to take payment in other foreign currencies in the future, we are exposed to losses as the result of foreign currency fluctuations. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to those foreign customers could result in decreased sales.
      Furthermore, foreign countries may decide to prohibit, terminate or delay the construction of new broadband infrastructures for a variety of reasons. These reasons include environmental issues, economic downturns and availability of favorable pricing for other communications services or the availability and cost of related equipment. Any such action by foreign countries would reduce the market for our products.

The deployment process for our equipment may be lengthy and may delay the receipt of new orders and cause fluctuations in our revenues
      The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as fiber optic cable, and the need for local zoning and licensing approvals. We believe that changes in our customers’

deployment plans have delayed, and may in the future delay the receipt of new orders. Since the majority of our sales have been to relatively few customers, a delay in equipment deployment with any one customer has in the past had, and could in the future, have a material adverse effect on our sales for a particular quarter.

Our industry is highly competitive with many larger and more established competitors
      The market for our products is extremely competitive and is characterized by rapid technological change. Our direct competitors include Ambit Microsystems Corporation, Cisco Systems, BigBand Networks, Motorola, Scientific-Atlanta and Toshiba. Additionally, we face competition from early stage companies with access to significant financial backing that improve existing technologies or develop new technologies. The principal competitive factors in our market include the following:

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

Our business is subject to the risks of warranty returns, product liability and product defects
      Products like ours are very complex and can frequently contain undetected errors or failures, especially when first introduced or when new versions are released. Despite testing, errors may occur. Product errors could affect the performance or interoperability of our products, delay the development or release of new products or new versions of products, adversely affect our reputation and our customers’ willingness to buy products from us and adversely affect market acceptance or perception of our products. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the products, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. Although we have limitation of liability provisions in our standard terms and conditions of sale, they may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entails the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

We may be unable to adequately protect or enforce our intellectual property rights
      We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. Even though we seek to establish and protect proprietary rights in our products, there are risks. We cannot be assured that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. We cannot be assured that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.
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
      CableLabs DOCSIS 2.0 specification includes two advanced physical layer technologies, S-CDMA and A-TDMA. In connection with the development of the DOCSIS 2.0 specification by CableLabs, we entered into an agreement with CableLabs, on a royalty-free basis, whereby we licensed to CableLabs many of our intellectual property rights to the extent that such rights may be asserted against a party desiring to design, manufacture or sell DOCSIS-based products, including DOCSIS 2.0-based products. This license agreement grants to CableLabs the right to sublicense our intellectual property, including our intellectual property rights in our S-CDMA patents, to manufacturers that compete with us in the marketplace for DOCSIS based products.
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

Third party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results and disrupt our business
      As is typical in the industry in which we operate, we have been and may from time to time be notified of claims that we may be infringing intellectual property rights owned by third parties. We also have in the past agreed to, and may from time to time in the future agree to, indemnify a customer of our technology or products for claims against the customer by a third party based on claims that our technology or products infringe patents of that third party. We further believe that companies may be increasingly subject to infringement claims as distressed companies and individuals attempt to generate cash by enforcing their patent portfolio against a wide range of products. These types of claims, meritorious or not, can result in costly and time-consuming litigation; divert management’s attention and other resources; require us to enter into royalty arrangements; subject us to damages or injunctions restricting the sale of our products, require us to indemnify our customers for the use of the allegedly infringing products; require us to refund payment of allegedly infringing products to our customers or to forgo future payments; require us to redesign certain of our products; or damage our reputation. Our failure to obtain a license for key intellectual property rights from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacturing of products utilizing the technology. Alternatively, we could be required to expend significant resources to develop non-infringing technology with no assurances that we would be successful in such endeavors. The occurrence of any of the above events could materially and adversely affect our business, results of operations and financial condition.

Our indebtedness could adversely affect our financial condition; we may incur substantially more debt
      As of December 31, 2004, we had approximately $67.2 million of long-term obligations of which $65.1 million is long-term debt associated with our Notes. This level of indebtedness may adversely affect our stockholders by:

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

We need to develop and introduce new and enhanced products in a timely manner to remain competitive
      The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life. The pursuit of necessary technological advances and the development of new products require substantial time and expense. For example, we made ten acquisitions during the period between 1999 and 2000. Due to various economic conditions, none of the products from our acquired businesses have achieved the level of market acceptance that was forecasted at the time of their acquisitions. Additionally, certain product groups have not achieved the level of technological development needed to be marketable or to expand the market. As a result, we recorded an aggregate of approximately $576.8 million related to impairment charges and write-down of in-process research and development related to the acquired technologies, both of which negatively impacted our operating results in 2001 and 2002.
      To compete successfully in the markets in which we operate, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. However, we may not be able to successfully develop or introduce these products, if our products are not:

•	cost effective;

•	brought to market in a timely manner;

•	in accordance with evolving industry standards and architecture; or

•	fail to achieve market acceptance.
      There is no assurance that the technologies we are currently developing or intend to develop will achieve feasibility or that even if we are successful, the developed product will be accepted by the market. We may not be able to recover the costs of existing and future product developments and our failure to do so may materially and adversely impact our business, financial condition and results of operations.

We are exposed to the credit risk of our customers and to credit exposures in weakened markets, which could result in material losses
      Most of our sales are on an open credit basis, with payment terms of 30 to 60 days typically in the United States, and because of local customs or conditions, longer in some markets outside the United States. Beyond our open credit arrangements, we have also experienced a request for customer financing and facilitation of leasing arrangements, which we have not provided to date and do not expect to provide in the future. We expect demand for enhanced open credit terms, for example, longer payment terms, customer financing and leasing arrangements to continue and believe that such arrangements are a competitive factor in obtaining business. Our decision not to provide these types of financing arrangements may adversely affect our ability to sell products, and therefore, our revenue, operations and business.
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

We have and we may seek to expand our business through acquisitions; acquisitions could disrupt our business operations and harm our operating results
      In order to expand our business, we may make strategic acquisitions of other companies or certain assets. We plan to continue to evaluate opportunities for strategic acquisitions from time to time, and may make an acquisition at some future point. However, the current volatility in the stock market and the current price of our common stock may adversely affect our ability to make such acquisitions. Any acquisition that we make involves substantial risks, including the following:

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

Our products are subject to safety approvals and certifications
      In the United States, our products are required to meet certain safety requirements. For example, we are required to have our products certified by Underwriters Laboratory in order to meet federal requirements relating to electrical appliances to be used inside the home. Outside the United States, our products are subject to the regulatory requirements of each country in which the products are manufactured or sold. These requirements are likely to vary widely. We may be unable to obtain on a timely basis or at all the regulatory approvals that may be required for the manufacture, marketing and sale of our products.

We are vulnerable to earthquakes, disruptions to our power supply, labor issues and other unexpected events
      Our corporate headquarters, as well as the majority of our research and development activities and some manufacturing operations are located in California, an area known for seismic activity. In addition, the operations of some of our key suppliers and manufacturers are also located in this area and in other areas known for seismic activity, such as Taiwan. An earthquake, or other significant natural disaster, could result in an interruption in our business or the operations of one or more of our key suppliers. Our California operations may also be subject to disruptions in power supply, such as those that occurred in 2001. Our business may also be impacted by labor issues related to our operations and/or those of our suppliers, service providers, or customers. Such an interruption could harm our operating results. We may not carry sufficient business interruption insurance to compensate for any losses that we may sustain as a result of any natural disasters or other unexpected events.

Various export licensing requirements could materially and adversely affect our business or require us to significantly modify our current business practices
      Various government export regulations may apply to the encryption or other features of our products. We may have to make certain filings with the government in order to obtain permission to export certain of our products. In the past, we may have inadvertently failed to file certain export applications and notices, and we may have to make certain filings and request permission to continue exportation of any affected products without interruption while these applications are pending. If we do have to make such filings, we cannot be assured that we will obtain permission to continue exporting the affected products or that we will obtain any required export approvals now or in the future. If we do not receive the required export approvals, we may be unable to ship those products to certain customers located outside of the United States. In addition, we may be subject to fines or other penalties due to the failure to file certain export applications and notices.

Compliance with changing laws and regulations relating to corporate governance and public disclosure has resulted, and will continue to result, in the incurrence of additional expenses associated with being a public company
      New and changing laws and regulations, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market Rules, impose stricter corporate governance requirements, greater disclosure obligations, and greater focus on disclosure and internal controls. These new laws and regulations have had the effect of increasing the complexity and cost of our company’s corporate governance compliance, diverting the time and attention of our management from revenue-generating activities to compliance activities, and increasing the risk of personal liability for our board members and executive officers involved in our company’s corporate governance process. Our efforts to comply with evolving laws and regulations have resulted, and will continue to result, in increased general and administrative expenses, and increased professional and independent auditor fees. In addition, it has become more difficult and expensive for us to obtain director and officer liability insurance.
      In order to meet the new corporate governance and financial disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures, including disclosure and internal controls, and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover. For example, pursuant to the requirements of Section 404 of Sarbanes-Oxley, we undertook a comprehensive and costly evaluation of our internal controls. Based on this evaluation and as set forth in the Section 404 management report included in this annual report, our management determined that our internal controls over financial reporting were ineffective. Our management further determined that our disclosure controls and procedures were ineffective. In response to these deficiencies, our management has commenced the necessary processes and procedures to remediate the deficiencies in our disclosure and internal control by establishing, implementing and testing additional controls. Our efforts to correct the deficiencies in our disclosure and internal controls have required, and will continue to require, the commitment of significant financial and managerial resources. In addition, we anticipate the costs associated with the testing and evaluation of our internal controls will be significant and material in fiscal year 2005 and may continue to be material in future fiscal years as these controls are maintained and continually evaluated and tested.
      Furthermore, changes in our operations and the growth of our business may require us to modify and expand our disclosure controls and procedures, internal controls and related corporate governance policies. In addition, the new and changed laws and regulations are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If our efforts to comply with new or changed laws and regulations differ from the conduct intended by regulatory or governing bodies due to ambiguities or varying interpretations of the law, we could be subject to regulatory sanctions, our reputation may be harmed and our stock price may be adversely affected.

Our stock price has been and is likely to continue to be highly volatile
      The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could be subject to extreme fluctuations in response to a variety of factors, including the following:

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

We have adopted a stockholder rights plan, which, together with provisions in our charter documents and Delaware law, may delay or prevent an acquisition of us, which could decrease the value of our stock
      We adopted a stockholder rights plan pursuant to which we distributed one right for each outstanding share of common stock held by stockholders of record as of February 20, 2001. Because the rights may substantially dilute the stock ownership of a person or group attempting a take-over of us, even if such a change in control is beneficial to our stockholders, without the approval of our board of directors, the plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our board of directors. Additionally, provisions of our Certificate of Incorporation and our Bylaws could make it more difficult for a third party to acquire control of us in a transaction not approved by our Board of Directors, and we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which could also have the effect of delaying or preventing our acquisition by a third party.

Newly adopted accounting regulations that require companies to expense stock options will result in a decrease in our earnings and our stock price may decline.
      The Financial Accounting Standards Board recently adopted the previously proposed regulations that will eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. We will be required to expense stock options effective in periods after July 1, 2005. Currently, we generally only disclose such expenses on a pro forma basis in the notes to our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The adoption of this new accounting regulation will have a significant impact on our results of operations and our stock price could decline accordingly.
Item 7a.     Quantitative and Qualitative Disclosures About Market Risk
      Interest Rate Risk Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 50 basis point increase in interest rates would result in an approximate $275,000 decline (less than 1%) in the fair value of our available-for-sale securities.

      Foreign Currency Risk A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions from Belgium, United Kingdom, Hong Kong and Canada. A hypothetical adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $356,000. All of the potential changes noted above are based on sensitivity analyses performed on our financial positions at December 31, 2004. Actual results may differ materially.

Item 8.	Financial Statements and Supplementary Data
TERAYON COMMUNICATION SYSTEMS, INC.

Report Of Ernst & Young LLP, Independent Registered
Public Accounting Firm
The Board of Directors and Stockholders
Terayon Communication Systems, Inc.
      We have audited the accompanying consolidated balance sheets of Terayon Communication Systems, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terayon Communication Systems, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Terayon Communication Systems, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
Palo Alto, California
March 14, 2005

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Shareholders of
Terayon Communications Systems, Inc.
      We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting in Item 9a, that Terayon Communication Systems, Inc (“Terayon”) did not maintain effective internal control over financial reporting as of December 31, 2004 because of the effect of the material weaknesses described in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). Terayon’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Management identified a material weakness due to insufficient controls related to the identification, capture, and timely communication of financially significant information between certain parts of the organization and the finance department to enable the finance department to account for transactions in a complete and timely manner. As a result of this material weakness, management recorded an adjustment in the quarter ended September 30, 2004 to record termination benefits paid to a former executive.

Management also identified a material weakness for insufficient controls related to the preparation and review of the annual consolidated financial statements and accompanying footnote disclosures. The insufficient controls include a lack of sufficient personnel with technical accounting expertise in the finance department and inadequate review and approval procedures to prepare external financial statements in accordance with generally accepted accounting principles (GAAP). As a result of this material weakness, management made substantial revisions to its 2004 annual consolidated financial statements and footnote disclosures before they were issued.

      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 14, 2005 on those financial statements.
      In our opinion, management’s assessment that Terayon Communication Systems, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Terayon Communication Systems, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ Ernst & Young LLP
Palo Alto, California
March 14, 2005

TERAYON COMMUNICATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,218	$30,188
Short-term investment	54,517	108,452
Accounts receivable, less allowance for doubtful accounts of $1,289 in 2004 and $3,591 in 2003	16,554	29,199
Accounts receivable from related parties	3,106	600
Other current receivables	1,044	3,662
Inventory, net	17,144	16,364
Other current assets	2,042	2,883

Total current assets	137,625	191,348
Property and equipment, net	5,760	11,871
Restricted cash	8,827	9,212
Other assets, net	1,522	2,809

Total assets	$153,734	$215,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,845	$26,049
Accrued payroll and related expenses	4,181	6,537
Deferred revenues	2,579	3,423
Accrued warranty expenses	3,870	5,509
Accrued restructuring and executive severance	3,902	2,647
Accrued vendor cancellation charges	521	2,869
Accrued other liabilities	4,317	5,284
Interest payable	1,356	1,358
Current portion of capital lease obligations	—	124

Total current liabilities	28,571	53,800
Long-term obligations	2,077	3,118
Accrued restructuring and executive severance	1,664	1,853
Convertible subordinated notes	65,081	65,081
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000
Issued and outstanding shares — none in 2004 and 2003	—	—
Common stock, $0.001 par value:
Authorized shares — 200,000,000
Issued — 76,454,161 in 2004 and 75,031,097 in 2003
Outstanding — 76,298,152 in 2004 and 74,875,088 in 2003	76	75
Additional paid in capital	1,083,711	1,082,036
Accumulated deficit	(1,024,091)	(987,560)
Deferred compensation	—	(22)
Treasury stock, at cost; 156,009 shares in 2004 and 2003	(773)	(773)
Accumulated other comprehensive loss	(2,582)	(2,368)

Total stockholders’ equity	56,341	91,388

Total liabilities and stockholders’ equity	$153,734	$215,240

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues:
Product revenues	$140,622	$128,791	$120,306
Related party product revenues	9,916	4,694	9,097

Total revenues	150,538	133,485	129,403
Cost of goods sold:
Cost of product revenues	103,150	99,261	92,497
Cost of related party product revenue	3,770	1,773	8,452

Total cost of goods sold	106,920	101,034	100,949

Gross profit	43,618	32,451	28,454
Operating expenses:
Research and development	33,959	42,839	58,696
Sales and marketing	24,145	26,781	35,704
General and administrative	11,216	12,127	14,715
Restructuring charges (net), executive severance and asset write-offs	11,159	2,803	8,922

Total operating expenses	80,479	84,550	118,037

Loss from operations	(36,861)	(52,099)	(89,583)
Interest income	1,982	2,917	6,838
Interest expense	(3,294)	(3,279)	(6,174)
Other income (expense)	1,566	2,424	(4,145)
Gain on early retirement of debt	—	—	49,089

Loss before tax (expense) benefit	(36,607)	(50,037)	(43,975)
Income tax (expense) benefit	76	(316)	(238)

Net loss	$(36,531)	$(50,353)	$(44,213)

Basic and diluted net loss per share	$(0.48)	$(0.68)	$(0.61)

Shares used in computing basic and diluted net loss per share	75,861	74,212	72,803

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
	Common Stock		Additional			Comprehensive	Treasury Stock		Total
			Paid-in	Accumulated	Deferred	Income			Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	(Loss)	Shares	Amount	Equity

	(In thousands, except share amounts)
Balance at December 31, 2001	71,943,930	$73	$1,074,203	$(892,994)	$(458)	$248	127,839	$(768)	$180,304

Exercise of options for cash to purchase common stock	422,073		1,721						1,721
Repurchase or return of common stock	(1,068)						28,170	(5)	(5)
Return of escrow shares from Telegate acquisition	(25,077)
Issuance of options to non- employees			38		(38)				—
Amortization of deferred compensation			1		471				472
Issuance of restricted common stock from stock option plan for services provided	205,001		290						290
Acceleration of vesting of employee stock options and stock protection payment			1						1
Issuance of common stock for Employee Stock Purchase Plan	539,186		1,864						1,864
Issuance of warrant to purchase common stock			26						26
Comprehensive loss:
Increase to unrealized loss on short-term investments						(519)			(519)
Cumulative translation adjustment						(2,799)			(2,799)
Net loss				(44,213)					(44,213)

Comprehensive loss									(47,531)

Balance at December 31, 2002	73,084,045	73	1,078,144	(937,207)	(25)	(3,070)	156,009	(773)	137,142

Exercise of options for cash to purchase common stock	579,233	1	2,533						2,534
Re-valuation of options to non-employees			50		(50)
Amortization of deferred compensation					53				53
Issuance of restricted common stock from stock option plan for services provided	9,600		70						70
Issuance of common stock for Employee Stock Purchase Plan	1,202,210	1	1,194						1,195
Issuance of warrant to purchase common stock			45						45
Comprehensive loss:
Increase to unrealized loss on short-term investments						(470)			(470)
Cumulative translation adjustment						1,172			1,172
Net loss				(50,353)					(50,353)

Comprehensive loss									(49,651)

Balance at December 31, 2003	74,875,088	75	1,082,036	(987,560)	(22)	(2,368)	156,009	(773)	91,388

Exercise of options for cash to purchase common stock	225,645		490						490
Amortization of deferred compensation					17				17
Cancellation of unvested stock options			(5)		5				—
Issuance of common stock for Employee Stock Purchase Plan	1,197,419	1	1,190						1,191

						Accumulated
						Other
	Common Stock		Additional			Comprehensive	Treasury Stock		Total
			Paid-in	Accumulated	Deferred	Income			Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	(Loss)	Shares	Amount	Equity

	(In thousands, except share amounts)
Comprehensive loss:
Increase to unrealized loss on short-term investments						(521)			(521)
Cumulative translation adjustment						307			307
Net loss				(36,531)					(36,531)

Comprehensive loss									(36,745)

Balance at December 31, 2004	76,298,152	$76	$1,083,711	$(1,024,091)	$—	$(2,582)	156,009	$(773)	$56,341

See accompanying notes

TERAYON COMMUNICATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities:
Net loss	$(36,531)	$(50,353)	$(44,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Settlement of Net Servicos account receivable	—	—	1,118
Depreciation and amortization	6,416	9,369	11,572
Write-off and amortization of intangible assets	—	—	3,972
Amortization of deferred compensation	17	53	476
Gain on early retirement of debt	—	—	(49,089)
Inventory provision	11,980	4,086	6,109
Impairment of investment	—	—	4,500
Write-off of fixed assets	2,393	497	2,987
Compensation expense for issuance of common stock	—	70	—
Value of common and preferred stock warrants issued	—	45	26
Net changes in operating assets and liabilities:
Accounts receivable, net	12,645	(12,844)	26,211
Accounts receivable from related parties	(2,506)	242	3,164
Inventory	(12,760)	(12,193)	4,065
Other assets	5,131	7,281	443
Accounts payable	(18,204)	2,129	(18,901)
Accrued payroll and related expenses	(2,356)	310	(3,214)
Deferred revenues	(844)	2,926	(3,672)
Accrued warranty expenses	(1,639)	(3,098)	239
Accrued restructuring charges	1,066	(2,254)	(1,443)
Accrued vendor cancellation charges	(2,348)	(12,335)	(3,426)
Other accrued liabilities	(2,008)	(2,331)	(6,725)
Interest payable	(2)	3	(1,918)

Net cash used in operating activities	(39,550)	(68,397)	(67,719)

Investing activities:
Purchases of short-term investments	(54,517)	(243,652)	(288,186)
Proceeds from sales and maturities of short-term investments	107,931	224,154	434,346
Purchases of property and equipment	(2,698)	(3,831)	(7,186)

Net cash provided by (used in) investing activities	50,716	(23,329)	138,974

Financing activities:
Principal payments on capital leases	(124)	(66)	(127)
Payments on repurchase of common stock	—	—	(5)
Repurchase of convertible subordinated notes	—	—	(57,627)
Proceeds from issuance of common stock	1,681	3,729	3,872

Net cash provided by (used in) financing activities	1,557	3,663	(53,887)
Effect of foreign currency exchange rate changes	307	1,172	(563)

Net (decrease) increase in cash and cash equivalents	(13,030)	(86,891)	16,805
Cash and cash equivalents at beginning of year	30,188	117,079	100,274
Cash and cash equivalents at end of year	$43,218	$30,188	$117,079

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$138	$194	$714
Cash paid for interest	$3,268	$3,262	$8,387
Supplemental non-cash investing and financing activities:
Deferred compensation relating to common stock issued to non-employees	$—	$53	$38
See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Description of Business
      Terayon Communication Systems, Inc. (Company) was incorporated under the laws of the State of California on January 20, 1993. In June 1998, the Company reincorporated in the State of Delaware.
      The Company develops, markets and sells equipment to broadband service providers who use the Company’s products to deliver broadband voice, digital video solutions (DVS) and data services to residential and business subscribers.

2.	Summary of Significant Accounting Policies

Basis of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates
      The preparation of the consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ from those estimates. Areas that are particularly significant include the Company’s revenue recognition policy, the valuation of its accounts receivable and inventory, the assessment of recoverability and the measurement of impairment of fixed assets, and the recognition of restructuring liabilities.

Foreign Currency Translation
      The Company records the effect of foreign currency translation in accordance with Statement of Financial Account Standards (SFAS) No. 52, “Foreign Currency Translation.” For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive loss in stockholders’ equity. For the three years ended December 31, 2004, translation gains and losses were not significant. Realized foreign currency transaction gains and losses are included in results of operations as incurred, and have not been significant to the Company’s operating results in any year presented.

Concentrations of Credit Risk, Customers, Suppliers, and Products
      The Company performs ongoing credit evaluations of its customers and generally requires no collateral. Credit losses have historically been within management’s expectations. The Company maintains an allowance for potentially uncollectible accounts receivable based on an assessment of collectibility. The Company assesses collectibility based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), changes in credit ratings of customers, current events and circumstances regarding the business of the Company’s client’s customers and other factors that the Company believes are relevant. At December 31, 2004 and 2003, the allowance for potentially uncollectible accounts was $1.3 million and $3.6 million, respectively. In 2004, we experienced better than expected collections of $2.1 million offset by write-offs of $201,000. A relatively small number of customers account for a significant

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
percentage of the Company’s revenues and accounts receivable. The Company expects the sale of its products to a limited number of customers and resellers to continue to account for a high percentage of revenues.
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
      The Company invests its excess cash in debt instruments of governmental agencies, and corporations with credit ratings of AA/ AA- or better or A1/P1 or better, respectively. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

Revenue Recognition
      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services were rendered; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured.
      Contracts and customer purchase orders are used to determine the existence of an arrangement. Delivery occurs when product is delivered to a common carrier. Certain of our products are delivered on an FOB destination basis. The Company defers revenue associated with these transactions until the delivery has occurred to the customers’ premises. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.
      Should there be changes to management’s judgments, revenue recognized for any reporting period could be adversely affected.
      The Company’s service revenue, which is sold separately from product lines represents approximately 2.4% and 1.3% of revenue for the years ended December 31, 2004 and 2003, respectively. It is generated from service arrangements for product support, which is recognized ratably over the term of the arrangement, typically one year. Product support includes internet access to technical content, software upgrades, as well as internet and telephone access to technical support personnel.

Research and Development Expenses
      Research and development expenses are charged to expense as incurred.

Shipping and Handling Costs
      Costs related to shipping and handling are included in cost of goods sold for all periods presented.

Advertising Expenses
      The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002 were $0.1 million, $0.1 million, and $0.4 million, respectively.

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2001, the Company entered into co-marketing arrangements with Shaw Communications, Inc. (Shaw) and Rogers Communications, Inc. (Rogers). The Company paid $7.5 million to Shaw and $0.9 million to Rogers, and recorded these amounts as other current assets. In July 2002, the Company began amortizing these prepaid assets and charging them against revenues in accordance with the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) No. 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” Amounts charged against revenues in 2003 and 2002 totaled approximately $5.6 million and $2.8 million, respectively, and none in 2004. The Company charged the amortization of these assets against revenues through the six quarters ended in December 31, 2003, the term of the related arrangement, at the rate of $1.4 million per quarter. See Note 14.

Net Loss Per Share
      Basic and diluted net loss per share was computed using the weighted average number of common shares outstanding. Options, warrants, restricted stock, and convertible debt were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.
      Shares used in the calculation of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Years Ended December 31,

	2004	2003	2002

Net loss	$(36,531)	$(50,353)	$(44,213)

Shares used in computing basic and diluted net loss per share	75,861	74,212	72,803

Basic and diluted net loss per share	$(0.48)	$(0.68)	$(0.61)

      Options to purchase 16,802,838, 17,463,959 and 14,635,025 shares of common stock were outstanding at December 31, 2004, 2003 and 2002, respectively, and warrants to purchase 200,000 and 2,325,593 shares of common stock were outstanding at December 31, 2003 and 2002, respectively, and none in 2004 but were not included in the computation of diluted net loss per share, since the effect is anti-dilutive.

Cash, Cash Equivalents and Short-Term Investments
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
      The Company determines impairment related to its debt and equity investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and SAB 59, “Accounting for Noncurrent Marketable Equity Securities”, which provide guidance on determining when an investment is other-than-temporarily impaired. Applying this guidance requires judgment. In making this judgment, the Company evaluates, among other factors, the duration and extent to which the fair value of an investment is less than its cost, the financial health of and business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financing cash flow, available financial information, and the Company’s intent and ability to hold the investment. The Company also relies upon guidance from EITF 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” in determining possible impairment as it relates to its debt investments. In 2004, the Company recorded approximately $0.5 million in unrealized losses on investments in Other

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Comprehensive Loss on the Consolidated Balance Sheet. The unrealized losses relating to investments in federal agency securities were caused by interest rate increases. The Company purchased these securities at par, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004. Further the Company has a history of holding these types on investments to maturity and assesses this issue quarterly.
      The Company’s short-term investments, which consist primarily of commercial paper, U.S. government and U.S. government agency obligations and fixed income corporate securities are classified as available-for-sale and are carried at fair market value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company had no material investments in short-term equity securities at December 31, 2004 or 2003.

Other Current Receivables
      As of December 31, 2004 and 2003, other current receivables are primarily composed of interest, taxes, and non-trade receivables, and included approximately $0.2 million and $1.8 million, respectively, due from contract manufacturers for raw materials purchased from the Company.

Inventory
      Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	December 31,

	2004	2003

Finished goods	$13,763	$14,264
Work-in process	1,501	660
Raw materials	1,880	1,440

	$17,144	$16,364

      The Company records losses on commitments to purchase inventory in accordance with Statement 10 of Chapter 4 of Accounting Release Bulletin No. 43. The Company’s policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires it to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, generally six months or less as well as product lifecycle and product development plans. Given the rapid change in the technology and communications equipment industries as well as significant, unpredictable changes in capital spending by the Company’s customers, the Company believes that assessing the value of inventory using generally a six month time horizon is appropriate.
      The estimates of future demand that the Company uses in the valuation of inventory are the basis for the revenue forecast. Based on this analysis, the Company reduces the cost of inventory that it specifically identifies and considers obsolete or excessive to fulfill future sales estimates. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using the Company’s best estimate of future demand at the time, based upon information then available. See Note 4.

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cost of goods sold for the years ended December 31, 2004 and 2003 included reversals of $3.3 million ($0.04 per share) and $10.0 million ($0.13 per share), respectively, of special charges originally recorded in 2001 and 2000 for vendor cancellation charges and inventory considered to be excess and obsolete. The Company changed its previous estimates and was able to reverse the provisions in 2004 and 2003, as it was able to sell inventory originally considered to be excess and obsolete. In addition, the Company was able to negotiate downward certain vendor cancellation claims to terms more favorable to the Company.
      During 2004, 2003 and 2002, the Company recorded inventory charges of $12.0 million, $4.1 million and $6.1 million, respectively, to write down some of its inventory due to excess and obsolescence and to reduce the inventory to the lower of cost or market value in 2002 as average selling prices fell below the cost of these products and to record charges for excess and obsolete inventory.

Property and Equipment
      Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives, generally three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases. The recoverability of the carrying amount of property and equipment is assessed based on estimated future undiscounted cash flows, and if an impairment exists, the charge to operations is measured as the excess of the carrying amount over the fair value of the assets. Based upon this method of assessing recoverability, for the years ended December 31, 2004, 2003 and 2002, the Company recorded $2.4 million, $0.5 million and $1.3 million, respectively in asset impairments primarily related to restructuring activities.
      Property and equipment are as follows (in thousands):

	December 31,

	2004	2003

Software and computers	$21,415	$23,273
Furniture and equipment	21,623	23,816
Leasehold improvements	5,021	4,935
Automobiles	16	16

Property and equipment	48,075	52,040
Accumulated depreciation and Amortization	(42,315)	(40,169)

Property and equipment, net	$5,760	$11,871

Depreciation expense was $5.9 million and $8.9 million for the twelve months ended December 31, 2004 and 2003, respectively. Amortization expense for the twelve months ended December 31, 2004 and 2003 were both $0.5 million.

Restricted Cash
      Restricted cash at both December 31, 2004 and 2003 primarily related to approximately $7.5 million to secure an aircraft lease as well as $1.3 million and $1.7 million, respectively, to secure real estate leases.

Goodwill and Other Intangible Assets
      Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. During 2002, the Company recorded impairment charges for goodwill, assembled workforce, and other intangible assets (see Note 6). At December 31, 2004 and 2003, all goodwill had either been amortized or written-off the Company’s books.

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Warranty Obligations
      The Company provides a standard warranty for most of its products, ranging from one to five years from the date of purchase. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Expense estimates are based on historical experience and expectation of future conditions. See Note 15.

Stock-Based Compensation
      The Company accounts for its employee stock plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and includes the disclosure-only provisions as required under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company provides additional pro forma disclosures as required under SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”.
      For purposes of pro forma disclosures, the estimated fair value of the options granted and ESPP shares to be issued is amortized to expense over their respective vesting periods. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Years Ended December 31,

	2004	2003	2002

Net loss	$(36,531)	$(50,353)	$(44,213)
Add: Stock-based compensation under APB 25	22	123	476
Deduct: Stock option compensation expense determined under fair value-based method	(13,741)	(22,210)	(33,718)
Employee stock purchase plan compensation expense determined under fair value-based method	(928)	(1,712)	(1,990)

Pro forma net loss	$(51,178)	$(74,152)	$(79,445)

Pro forma basic and diluted net loss per share	$(0.67)	$(1.00)	$(1.09)

      Equity instruments granted to non-employees are accounted for under the fair value method, in accordance with SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using the Black-Scholes option pricing model and are recorded in the equity section of the Company’s consolidated balance sheet as deferred compensation. These instruments are subject to periodic revaluations over their vesting terms. The expense is recognized as the instruments vest.

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated Other Comprehensive Loss
      Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity consists of net unrealized gain (loss) on short-term investments and accumulated net foreign currency translation losses.
      The following are the components of accumulated other comprehensive loss (in thousands):

	Years Ended
	December 31,

	2004	2003

Cumulative translation adjustments	$(2,093)	$(2,400)
Unrealized gain/(loss) on available-for-sale investments	(489)	32

Total accumulated other comprehensive loss	$(2,582)	$(2,368)

Reclassification
      Certain amounts of revenues reported by geographical areas in previous years have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on previously reported results of operations, total assets or accumulated deficit.

Impact of Recently Issued Accounting Standards
      On December 16, 2004, FASB issued SFAS 123(R) which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on July 1, 2005. A component of SFAS 123(R) includes one of the following options: (a) modified-prospective method, (b) the modified-retrospective method, restating all prior periods or (c) the modified-retrospective method, restating only the prior interim periods of 2005. A determination as to which of the three options the Company will adopt will be made at a later date.
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the Company has not recognized any operating cash flows for such excess tax deductions in any of the periods presented.

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Fair Value of Financial Instruments
      The amounts reported as cash and cash equivalents approximate fair value due to their short-term maturities. The fair value for the Company’s investments in marketable debt and equity securities is estimated based on quoted market prices.
      The fair value of short-term and long-term capital lease and debt obligations is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations, as of each period presented approximate their respective fair values.
      The following estimated fair value amounts have been determined using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

	December 31, 2004

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Short-term investments	Cost	Gains	Losses	Value

	(In thousands)
Investments maturing in less than 1 year:
Government agency obligations	$8,000	$—	$(72)	$7,928

Total	8,000	—	(72)	7,928
Investments maturing in 1-2 years:
Government agency obligations	47,006	—	(417)	46,589

Total	47,006	—	(417)	46,589

Total	$55,006	$—	$(489)	$54,517

	December 31, 2003

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Short-term investments	Cost	Gains	Losses	Value

	(In thousands)
Investments maturing in less than 1 year:
Commercial paper	$38,940	$—	$(12)	$38,928
Fixed income corporate securities	2,223	1	—	2,224
Government agency obligations	7,918	1	—	7,919

Total	49,081	2	(12)	49,071
Investments maturing in 1-2 years:
Fixed income corporate securities	1,333	—	—	1,333
Government agency obligations	58,006	68	(26)	58,048

Total	$59,339	$68	$(26)	$59,381

Total	$108,420	$70	$(38)	$108,452

      There were no realized gains or losses on short term investments in either the year ended December 31, 2004 or 2003, respectively.

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Commitments

Leases
      The Company leases its facilities and certain equipment under operating leases. The operating lease for the Company’s corporate headquarters expires in 2009. The operating lease for the Company’s Israel headquarters expires in 2005. The Company’s other operating leases expire at various times through 2006. Rent expense was approximately $6.3 million, $7.1 million, and $7.9 million, for the years ended December 31, 2004, 2003, and 2002, respectively. The Company subleases a portion of its facilities to third parties. In connection with the restructuring plans announced January 27, 2004, the Company is seeking to sublease approximately 56,400 square feet of its Santa Clara, California facility. See Note 6. The Company’s sublease rental income was approximately $1.7 million, $1.1 million, and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company leases certain equipment under non-cancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements included in property and equipment totaled $0.0 and $0.3 million at December 31, 2004 and 2003, respectively. Related accumulated amortization was $0.0 and $0.3 million at December 31, 2004 and 2003, respectively. Amortization expense related to assets under capital leases is included in depreciation expense. The capital leases are secured by the related equipment and the Company is required to maintain liability and property damage insurance.
      In 2002, the Company entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was secured by a $9.0 million letter of credit at December 31, 2002. The letter of credit was reduced to $7.5 million in February 2003. The $7.5 million letter of credit was converted to a cash deposit in 2004. In August 2004 the Company entered into a 28 month aircraft sublease terminating on December 31, 2006. The lease commitment for the aircraft is included in the table below.
      Future minimum lease payments under non-cancelable operating leases as of December 31, 2004 are as follows (in thousands):

Operating
Leases

2005	$7,452
2006	4,900
2007	3,177
2008	3,087
2009	2,579
Thereafter	188

Total minimum payments	$21,383

      As of December 31, 2004 there are approximately $2.4 million of future minimum sublease payments to be received under non-cancelable subleases not reflected in the table above.

Purchase Obligations and Special Charges
      The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations consist of open purchase orders placed with vendors for goods and services of the vendors’ products at a specified price. As of December 31, 2004, $30.0 million of purchase obligations were outstanding. As a result of declines in its forecasts, the Company has canceled certain purchase orders with its contract manufacturers that had existing inventory on hand, or on order in anticipation of the Company’s earlier forecasts. Consequently, the Company accrued for vendor cancellation charges in amounts that represented management’s estimate of the Company’s exposure to vendors for its

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
inventory commitments. At December 31, 2004, accrued vendor cancellation charges were $0.5 million and the remaining $29.5 million is attributable to open purchase orders that are expected to be utilized in the normal course of business and are expected to become payable at various times throughout 2005.
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

Letters of Credit
      As of December 31, 2004, the Company had $0.5 million in unused outstanding letters of credit primarily required to support operating leases, which expire at various dates through 2009.

Royalties
      The Company has various royalty arrangements, which require it to pay nominal amounts to various suppliers for usage of licensed property. Royalties are generally calculated on a per-unit basis, and to a lesser extent, as a percentage of sales. The Company’s total accrued obligations for royalties at December 31, 2004 and 2003 were $0.4 million and $1.3 million, respectively.
      The Company has purchased, through its acquisition of Radwiz Ltd. (Radwiz), certain technology that utilized funding provided by the Israeli Chief Scientist of the Ministry of Industry and Trade. The Company has committed to pay royalties to the Government of Israel on proceeds from sales of products based on this technology at rates of 3%-5% per sale. The Company does not expect sales of products using this technology to be material in 2005.

5.	Accrued Severance Pay
      In June 2004, the Company entered into an employment agreement with an executive officer. The executive officer resigned effective as of October 1, 2004. The Company recorded a severance provision of $1.4 million related to termination costs for this officer in the third quarter of 2004. Most of the severance costs related to this officer were paid in the fourth quarter of 2004 with nominal amounts for employee benefits payable into the fourth quarter of 2005.
      In June 2004, the Company entered into separation agreements with two other executive officers. One officer resigned in the second quarter of 2004 and the other officer resigned from the Company during the third quarter of 2004. The Company recorded a severance provision of $1.7 million related to termination costs for these officers in the second quarter of 2004. Most of the severance costs were paid in the third quarter of 2004 with nominal amounts for employee benefits payable through the third quarter of 2005.

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In August 2004, the Company entered into an employment agreement with another executive officer. The executive officer resigned effective as of December 31, 2004. The Company recorded a severance provision of $403,000 related to termination costs for this officer in the fourth quarter of 2004. Most of the severance costs related to this officer were paid in the first quarter of 2005 with nominal amounts for employee benefits payable into the fourth quarter of 2005.
      This table summarizes the executive severance balance as of December 31, 2004 (in thousands):

Executive
Severance

Balance at December 31, 2003	$—
Charges	3,451
Cash payments	(3,020)

Balance at December 31, 2004	$431

The 2004 charge for executive severance of $3.5 million is included within restructuring charges (net), executive severance and asset write-off in the Consolidated Statement of Operations. The $0.4 million in executive severance is accrued on the Consolidated Balance Sheet within accrued restructuring and executive severance at December 31, 2004.
      One of the Company’s subsidiaries is subject to Israeli law and labor agreements, under which it is required to make severance payments to dismissed employees and employees leaving its employment in certain other circumstances. The subsidiaries’ severance pay liability to its employees, which is calculated on the basis of the salary of each employee for the last month of the reported year multiplied by the years of such employee’s employment is included in the Company’s consolidated balance sheets on the accrual basis, and is partially funded by a purchase of insurance policies in the subsidiaries’ name. At December 31, 2004 and 2003, $1.3 million and $1.9 million, respectively, for accrued severance pay was included in long-term obligations. In accordance with EITF No. 88-1, “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan,” the Company included $0.7 million and $1.3 million relating to the amounts funded by the purchase of insurance policies for the Israeli severance liability in its consolidated balance sheets as other assets at December 31, 2004 and 2003, respectively.
6.     Restructuring Charges, net and Asset Write-offs
      The Company accrues for termination costs in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146) and SFAS No. 112 “Employers’ Accounting for Post Employment Benefits.” Liabilities are initially measured at their fair value on the date in which they are incurred based on plans approved by the Company’s Board of Directors. Accrued employee termination costs principally consist of three components: 1) a lump-sum severance payment based upon years of service (e.g. two weeks per year of service); 2) COBRA insurance based on years of service and rounded up to the month; and 3) an estimate of costs for outplacement services immediately provided to the affected employees. Substantially all employees were terminated on the date of notification, so there was no additional service period required to be included in the determination of accrued termination costs. Where such services were required for a period over 60 days, the Company ratably amortized termination cost over the required service period.

2004 Restructurings
      During the first quarter of 2004, the Company initiated a Board of Directors approved restructuring plan to bring operating expenses in line with revenue levels. The Company incurred restructuring charges in the amount of $3.3 million of which $1.0 million related to employee termination costs, $0.9 million related to

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
termination costs for an aircraft lease, and $1.4 million related to costs for excess leased facilities. The Company incurred restructuring charges in the amount of $1.1 million in the second quarter of 2004 related to additional costs for excess leased facilities, which were contemplated in the first quarter restructuring plan. In the fourth quarter to further conform the Company’s expenses to its revenue and to cease investment in the cable modem termination systems (CMTS) product line the Company’s Board of Directors approved a third restructuring plan with a charge in the amount of $1.3 million related to employee terminations.
      In the second, third and fourth quarters of 2004, the Company re-evaluated the first and second quarter 2004 restructuring charges for the employee severance, excess facilities and the aircraft lease termination. Based on market conditions, new assumptions provided by its real-estate broker, and the terms of aircraft sublease agreement, which the Company entered into in the third quarter of 2004, the Company increased the restructuring charge for the aircraft lease by a total of $1.0 million, the facilities accrual was increased $0.3 million and employee severance accrual was decreased by $0.2 million, for the year ended December 31, 2004.
      As of December 31, 2004, $3.3 million remained accrued. The employment of 168 employees had been terminated, and we had paid $1.5 million in termination costs, $1.2 million of costs related to the aircraft lease, and $0.9 million of costs related to excess leased facilities. The balance of the employee termination charges were paid in the first quarter of 2005.
      The Company anticipates the remaining restructuring accrual related to the aircraft lease to be substantially utilized for servicing operating lease payments, through January 2007, and the remaining restructuring accrual related to excess leased facilities to be utilized for servicing operating lease payments or negotiating a buyout of operating lease commitments through October 2009.
      The reserve for the aircraft lease approximates the difference between the Company’s current costs for the aircraft lease and the estimated income derived from subleasing.
      The amount of net charges accrued under the 2004 restructuring plans assumes that the Company will successfully sublease excess leased facilities. The reserve for the excess leased facilities includes the estimated income derived from subleasing, which is based on information from the Company’s real-estate brokers, who estimated it based on assumptions relevant to the real estate market conditions as of the date of the Company’s implementation of the restructuring plan and the time it would likely take to sublease the excess leased facilities. Even though it is the Company’s intent to sublease its interests in the excess facility at the earliest possible time, the Company cannot determine with certainty a fixed date by which such events will occur, if at all. In light of this uncertainty, the Company will continue to periodically re-evaluate and adjust the accrual, as necessary.
      This table summarizes the accrued restructuring balances related to the 2004 restructurings as of December 31, 2004 (in thousands):

		Aircraft	Excess
	Involuntary	Lease	Leased
	Terminations	Termination	Facilities	Total

Balance at December 31, 2003	$—	$—	$—	$—
Charges	2,297	934	2,523	5,754
Cash payments	(1,467)	(1,194)	(850)	(3,511)
Changes in estimates	(238)	952	325	1,039

Balance at December 31, 2004	$592	$692	$1,998	$3,282

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 Restructuring
      During the first quarter of 2003, the Company’s Board of Directors approved a restructuring plan to conform the Company’s expenses to its revenue levels and to better position the Company for future growth and eventual profitability. The Company incurred restructuring charges in the amount of $2.7 million related to employee termination costs as part of the 2003 restructuring. As of December 31, 2003, 81 employees were terminated throughout the Company, and the Company paid $2.7 million in termination costs. In the second quarter of 2003, the Company reversed $86,000 of previously accrued termination costs due to a change in estimate. At December 31, 2004, no restructuring charges remained accrued.

2002 Restructuring
      During 2002, a restructuring plan (2002 Plan) was approved by the Board of Directors and the Company incurred restructuring charges in the amount of $3.6 million of which $15,000 remained accrued at December 31, 2004, for excess leased facilities in Israel. The 2002 Plan increased the reserve for excess leased facilities due to the exiting of additional space within the same facility in Israel as in the 2001 Plan. As part of the 2002 Plan 153 employees were terminated throughout the Company. During 2004, improving real estate market conditions in Israel gave rise to the Company’s improved tenant sublease assumptions, thereby creating a change in estimate of $100,000. Additionally, a reclassification between the 2002 Plan and 2001 Plan correcting the application of cash payments to the appropriate reserve, decreased the reserve for the 2002 Plan by $1.1 million. The Company currently anticipates the remaining restructuring accrual relating to excess leased facilities, will be utilized for servicing operating lease payments through 2005.
      This table summarizes the accrued restructuring balances related to the 2002 restructurings as of December 31, 2004 (in thousands):

		Excess
		Leased
		Facilities
		and
	Involuntary	Cancelled
	Terminations	Contracts	Total

Charges	$2,319	$1,322	$3,641
Cash payments	(2,131)	—	(2,131)
Reclassifications	(100)	100	—
Balance at December 31, 2002	88	1,422	1,510
Cash payments	(88)	(219)	(307)

Balance at December 31, 2003	—	1,203	1,203
Cash payments	—	—	—
Reclassifications	—	(1,088)	(1,088)
Change in estimate	—	(100)	(100)

Balance at December 31, 2004	$—	$15	$15

2001 Restructuring
      During 2001, the Board of Directors approved a restructuring plan (2001 Plan) and the Company incurred restructuring charges in the amount of $12.7 million of which $1.8 million remained accrued at December 31, 2004, for excess leased facilities in Israel. Terminations covering 293 technical, production and administrative employees occurred as part of the 2001 Plan. During 2004, improving real estate market conditions in Israel gave rise to the Company’s improved tenant sublease assumptions thereby creating a change in estimate of $1.4 million. Additionally, a reclassification between the 2002 Plan and 2001 Plans

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
correcting the application of cash payments to the appropriate reserve, increased the reserve for the 2001 Plan by $1.1 million. The Company currently anticipates the remaining restructuring accrual relating to excess leased facilities, will be utilized for servicing operating lease payments through 2005.
      This table summarizes the accrued restructuring balances related to the 2001 restructurings as of December 31, 2004 (in thousands):

		Excess
		Leased
		Facilities
		and
	Involuntary	Cancelled
	Terminations	Contracts	Total

Charges	$3,168	$9,501	$12,669
Cash payments	(1,891)	(2,580)	(4,471)
Balance at December 31, 2001	1,277	6,921	8,198
Cash payments	(100)	(2,855)	(2,955)
Reclassifications	(1,177)	1,177	—

Balance at December 31, 2002	—	5,243	5,243
Cash payments	—	(1,685)	(1,685)
Change in estimate	—	(261)	(261)

Balance at December 31, 2003	—	3,297	3,297
Cash payments	—	(1,170)	(1,170)
Reclassifications	—	1,088	1,088
Change in estimate	—	(1,377)	(1,377)

Balance at December 31, 2004	$—	$1,838	$1,838

Asset Write-offs
      As a result of CMTS product line restructuring activities in 2004, the Company recognized a fixed asset impairment charge of $2.4 million. The impairment charge reflects a write-down of the assets’ carrying value to a fair value based on a third party valuation in 2004.
      Primarily as a result of restructuring activities in 2003, the Company wrote off $0.4 million of fixed assets in 2003, which were determined to have no remaining useful life. As a result of restructuring activities in 2002 certain property and equipment were determined to have no remaining useful life. During 2002, $1.3 million of fixed assets were written-off. The impaired fixed assets in each period represented the net book value of idle manufacturing equipment, leasehold, and office equipment.
      The Company adopted SFAS No. 142 on January 1, 2002. The Company reclassified $1.3 million of assembled workforce, net of accumulated amortization, with an indefinite life, to goodwill at the date of adoption. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Due to a difficult economic environment and heightened price competition in the modem and telecom businesses during the three months ended June 30, 2002, the Company experienced a significant drop in its market capitalization, and therefore proceeded to perform an interim test to measure goodwill and intangible assets for impairment at June 30, 2002. Based on the forecast, the estimated undiscounted future cash flows from the use of the goodwill would have been less than its carrying amount. The Company determined that the outcome of this test reflected that the fair value of the goodwill was zero. This resulted in a non-cash charge of $4.0 million to write off the remaining goodwill of which $3.0 million in

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2002 was related to the Cable segment and $1.0 million was related to the former Telecom segment. Subsequent to this write-off, the Company had no intangible assets, that were deemed to have indefinite useful lives.

7.	Impairment of Long-Term Investment
      The Company’s long-lived assets previously included long-term equity investments. During 2002, the Company determined that one long term equity investment in a privately-held company was impaired. The investee’s forecasts were not met and market conditions significantly deteriorated and accordingly, the Company recorded an impairment charge of $4.5 million. The net book value of the Company’s long term equity investments was zero as of December 31, 2004 and 2003.

8.	Convertible Subordinated Notes
      In July 2000, the Company issued $500 million of 5% Convertible Subordinated Notes (Notes) due in August 2007 resulting in net proceeds to the Company of approximately $484.4 million. The Notes are the Company’s general unsecured obligation and are subordinated in right of payment to all existing and future senior indebtedness and to all of the liabilities of the Company’s subsidiaries. The Notes are convertible into shares of the Company’s common stock at a conversion price of $84.01 per share at any time on or after October  24, 2000 through maturity, unless previously redeemed or repurchased. The Company could have redeemed some or all of the Notes at any time on or after October 24, 2000 and before August 7, 2003 at a redemption price of $1,000 per $1,000 principal amount of the Notes, plus accrued and unpaid interest, if any, if the closing price of the Company’s stock exceeded 150% of the conversion price, or $126.01 for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of mailing of the redemption notice. The Company would also make an additional payment of $193.55 per $1,000 principal amount of the Notes, less the amount of any interest actually paid on the Notes before the date of redemption. The Company may redeem the Notes at any time on or after August 7, 2003 at specified prices plus accrued and unpaid interest. Interest is payable semi-annually. Debt issuance costs related to the Notes were approximately $15.6 million and are amortized over seven years. At December 31, 2004 and 2003, accumulated amortization of debt issuance costs totaled $15.3 million and $14.5 million, respectively.
      In 2002, the Company repurchased approximately $109.1 million of the Notes for $57.6 million in cash, resulting in a gain of approximately $49.1 million, net of related unamortized issuance costs of $2.4 million. In 2001, the Company repurchased approximately $325.9 million of the Notes. The Company did not repurchase any Notes during 2004 or 2003.
      In April 2002, the Company adopted SFAS No. 145 and determined that the extinguishment of its debt did not meet the criteria of an extraordinary item as set forth in SFAS No. 145. Accordingly, in 2002, the Company began reporting the gain from retirement of the Notes in operating results.
      Approximately $65.1 million of the Notes were outstanding at December 31, 2004 and 2003.

9.	Contingencies

Litigation
      Beginning in April 2000, several plaintiffs filed class action lawsuits in federal court against the Company and certain of the Company’s officers and directors. Later that year, the cases were consolidated in the United States District Court, Northern District of California as In re Terayon Communication Systems, Inc. Securities Litigation. The Court then appointed lead plaintiffs who filed an amended complaint. In 2001, the Court granted in part and denied in part defendants’ motion to dismiss, and plaintiffs filed a new complaint. In 2002, the Court denied defendants’ motion to dismiss that complaint, which, like the earlier complaints, alleges that the defendants violated the federal securities laws by issuing materially false and misleading

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statements and failing to disclose material information regarding the Company’s technology. On February 24, 2003, the Court certified a plaintiff class consisting of those who purchased or otherwise acquired the Company’s securities between November  15, 1999 and April 11, 2000.
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
      On February 23, 2004, the Court issued an order disqualifying two of the lead plaintiffs. The order also states that plaintiffs’ counsel must provide certain information to the Court about counsel’s relationship with the disqualified lead plaintiffs, and it provides that defendants may serve certain additional discovery. On March 24, 2004, plaintiffs submitted certain documents to the Court in response to its order, and, on April 16, 2004, the Company responded to this submission. The Company has also have initiated discovery pursuant to the Court’s February 23, 2004 order.
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
      The Court of Appeals’ opinion affirming dismissal of the Bertram case does not end the class action. The Company believes that the allegations in the class action are without merit, and we intend to contest this matter vigorously. This matter, however, could prove costly and time consuming to defend, and there can be no assurances about the eventual outcome.
      In 2002, two shareholders filed derivative cases purportedly on behalf of the Company against certain of its current and former directors, officers, and investors. (The defendants differed somewhat in the two cases.) Since the cases were filed, the investor defendants have been dismissed without prejudice, and the lawsuits have been consolidated as Campbell v. Rakib in the California Superior Court, Santa Clara County. The Company is a nominal defendant in these lawsuits, which allege claims relating to essentially the same purportedly misleading statements that are at issue in the pending securities class action. In the securities class action, the Company disputes making any misleading statements. The derivative complaints also allege claims relating to stock sales by certain of the director and officer defendants.
      The Company believes that there are many defects in the Campbell and O’Brien derivative complaints.
      On January 19, 2003, Omniband Group Limited, a Russian company (Omniband) filed a request for arbitration with the Zurich Chamber of Commerce, claiming damages in an amount of $2,094,970 allegedly caused by the breach of an agreement by the Company, Terayon Communication Systems Ltd., a wholly-owned subsidiary of the Company, and Radwiz Ltd (Radwiz), a former wholly-owned subsidiary of the Company, to sell to Omniband certain equipment pursuant to an agreement between Omniband and Radwiz. On December 18, 2003, the panel of arbiters with the Zurich Chamber of Commerce allowed the arbitration proceeding to continue against Radwiz but dismissed the proceedings against the Company and Terayon Ltd. Omniband appealed the Zurich Chamber of Commerce’s decision to dismiss the proceedings against the Company and Terayon Ltd., and the decision was affirmed on October 15, 2004. On January  13, 2005, the

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Zurich Chamber of Commerce dismissed the case with prejudice after Omniband failed to respond and pay the arbitration fees.
      In January 2005, Adelphia Corporation sued the Company in the District Court of the City and County of Denver, Colorado. Adelphia’s complaint alleges, among other things, breach of contract and misrepresentation in connection with the Company’s sale of CMTS products to Adelphia and the Company’s announcement to cease future investment in the CMTS market. Adelphia seeks unspecified monetary damages and declaratory relief. The Company filed a motion to dismiss the complaint on February 24, 2005. As the Company believes that Adelphia’s allegations are without merit, it intends to contest this matter vigorously. This matter, however, could prove costly and time consuming to defend, and there can be no assurances about the eventual outcome.
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
      The Company has received letters claiming that its technology infringes the intellectual property rights of others. The Company has consulted with its patent counsel and is in the process of reviewing the allegations made by such third parties. If these allegations were submitted to a court, the court could find that the Company’s products infringe third party intellectual property rights. If the Company is found to have infringed third party rights, the Company could be subject to substantial damages and/or an injunction preventing the Company from conducting its business. In addition, other third parties may assert infringement claims against the Company in the future. A claim of infringement, whether meritorious or not, could be time-consuming, result in costly litigation, divert the Company’s management’s resources cause product shipment delays or require the Company to enter into royalty or licensing arrangements. These royalty or licensing arrangements may not be available on terms acceptable to the Company, if at all.
      Furthermore, the Company has in the past agreed to, and may from time to time in the future agree to, indemnify a customer of its technology or products for claims against the customer by a third party based on claims that its technology or products infringe intellectual property rights of that third party. These types of claims, meritorious or not, can result in costly and time-consuming litigation; divert management’s attention and other resources; require the Company to enter into royalty arrangements; subject the Company to damages or injunctions restricting the sale of its products; require the Company to indemnify its customers for the use of the allegedly infringing products; require the Company to refund payment of allegedly infringing products to its customers or to forgo future payments; require the Company to redesign certain of its products; or damage its reputation, any one of which could materially and adversely affect the Company’s business, results of operations and financial condition.
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

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
possibility of a material adverse impact on the Company’s results of operations for the period in which the ruling occurs. The estimate of the potential impact on the Company’s financial position and overall results of operations for any of the above legal proceedings could change in the future.

10.	Stockholders’ Equity

Common Stock Warrants
      In conjunction with a 1998 preferred stock financing, the Company issued Shaw a warrant (Anti-Dilution Warrant) to purchase an indeterminate number of shares of common stock. The Anti-Dilution Warrant was exercisable at the option of Shaw during the period that Shaw owned equity in the Company and in the event the Company issued new equity securities at below the current market price defined in the Anti-Dilution Warrant. The aggregate exercise price was $0.50. The Company issued certain equity securities that, as of December 31, 2003 and 2002, required the Company to issue an additional 37,283 and 17,293 warrants, respectively, to purchase shares of common stock pursuant to the Anti-Dilution Warrant. The Company recorded expenses of approximately $45,000 and $26,000 relating to the issuance of warrants pursuant to the Anti-Dilution Warrant, in 2003 and 2002, respectively. The expense was calculated by multiplying the annualized fair market value of the Company’s stock by the share dilution attributable to the Anti-Dilution Warrant. In February 2003, Shaw transferred its ownership to a third party and the Anti-Dilution Warrant expired unexercised. As of December 31, 2003, the Anti-Dilution Warrant had expired and was not exercised.
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

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Reserved
      Common stock reserved for issuance is as follows:

December 31,
2004

Common stock options	28,719,914
Employee stock purchase plan	1,202,733

Total	29,922,647

Stock Option and Stock Purchase Plans

1995 Plan
      In March 1995, the Board of Directors approved a stock option plan (1995 Plan) that authorized shares for future issuance to be granted as options to purchase shares of our common stock. As of December 31, 2004 a total of 4,229,494 shares have been authorized for issuance related to the 1995 Plan.

1997 Plan
      In March 1997, the Board of Directors approved an equity incentive plan (1997 Plan) that authorized 1,600,000 shares for future issuance to be granted as options to purchase shares of our common stock. In June 1998, the Board of Directors authorized the adoption of the amended 1997 Plan, increasing the aggregate number of shares authorized for issuance under the 1997 Plan to 6,600,000 shares (5,000,000 additional shares). The amendment also provided for an increase to the authorized shares each year on January 1, starting with January 1, 1999, if the number of shares reserved for future issuance was less than 5% of our outstanding common stock, then the authorized shares would be increased to a balance equal to 5% of the common stock outstanding. There were no increases to the 1997 Plan in 1998 or 1999. On January 1, 2000, 2,384,528 shares were added to the 1997 Plan for a total of 8,984,528 shares.
      The 1997 Plan was amended on June 13, 2000 to increase the shares authorized for issuance by 3,770,000 additional shares and to provide for an increase in the number of shares of common stock beginning January 1, 2000 through January 1, 2007, by the lesser of 5% of the common stock outstanding on such January 1 or 3,000,000 shares. In May 2003, the Company’s Board of Directors authorized the adoption of an amendment to reduce the number of authorized shares in the 1997 Plan by 6,237,826 shares. As of December 31, 2004, a total of 15,516,702 shares have been authorized for issuance related to the 1997 Plan.

1998 Plan
      In June 1998, the Board of Directors authorized the adoption of the 1998 Non-Employee Directors’ Stock Option Plan (1998 Plan), pursuant to which 400,000 shares of our common stock have been reserved for future issuance to our non-employee directors. In 2002, the Board of Directors amended the 1998 Plan to increase the shares authorized for issuance by 400,000 additional shares. As of December 31, 2004, a total of 800,000 shares have been authorized for issuance related to the 1998 Plan.

1999 Plan
      In September 1999, our Board of Directors authorized the adoption of the 1999 Non-Officers Equity Incentive Plan (1999 Plan), pursuant to which 6,000,000 shares of our common stock have been reserved for future issuance to our non-officer employees Additionally, in May 2003, our Board of Directors authorized the adoption of an amendment to reduce the number of authorized shares in the 1999 Plan by 13,762,174 shares.

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2004, a total of 14,737,826 shares have been authorized for issuance related to the 1999 Plan.
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
      During the year ended December 31, 2002, the Company recorded aggregate deferred compensation of approximately $38,000 representing the difference between the grant price and the deemed fair value of the Company’s common stock options granted during the period. During the years ended December 31, 2004 and 2003, the Company did not record any additional deferred compensation. The amortization of deferred compensation is being charged to operations and is being amortized over the vesting period of the options, which is typically five years. In each subsequent reporting period (through the vesting period) the remaining deferred compensation will be re-measured. For the years ended December 31, 2004, 2003, and 2002, the amortization expense was approximately $22,000, $53,000, and $0.5 million, respectively.

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of additional information with respect to the 1995 Plan, the 1997 Plan, the 1998 Plan, the 1999 Plan, outstanding options assumed by the Company in conjunction with its business acquisitions and option grants made outside the plans (if any):

		Options Outstanding
	Options
	Available for	Number of	Weighted-Average
	Grant	Shares	Exercise Price

Balance at December 31, 2001	20,397,666	20,007,686	$9.75
Options authorized	3,400,000	—
Options granted	(1,734,400)	1,734,400	$5.40
Options exercised	—	(257,521)	$3.95
Options canceled	6,849,540	(6,849,540)	$12.66

Balance at December 31, 2002	28,912,806	14,635,025	$8.05
Options authorized	3,000,000	—
Options reduced	(20,000,000)	—
Options granted	(7,153,320)	7,153,320	$3.05
Options exercised	—	(602,272)	$4.20
Options canceled	3,722,114	(3,722,114)	$7.58

Balance at December 31, 2003	8,481,600	17,463,959	$6.20
Options authorized	3,000,000	—
Options granted	(4,738,944)	4,738,944	$1.95
Options exercised	—	(225,645)	$2.19
Options canceled	5,174,420	(5,174,420)	$5.18

Balance at December 31, 2004	11,917,076	16,802,838	$5.37

      In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2004:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Options	Price

$0.00 - $1.99	3,777,098	9.48	$1.74	162,549	$1.26
$2.46 - $4.26	3,562,965	8.40	2.44	1,963,959	2.45
$4.27 - $6.50	3,312,257	7.22	4.59	1,998,096	4.85
$6.51 - $8.39	5,348,910	6.12	6.80	5,220,337	6.80
$8.51 - $123.50	801,608	5.34	29.23	735,213	30.94

Total	16,802,838	7.54	$5.37	10,080,154	$7.24

      At December 31, 2004, there were no shares of the Company’s common stock subject to repurchase by the Company.
Employee Stock Purchase Plan
      In June 1998, the Board of Directors approved, and the Company adopted, the 1998 Employee Stock Purchase Plan (ESPP), which is designed to allow eligible employees of the Company to purchase shares of

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock at semi-annual intervals through periodic payroll deductions. In 2002, the ESPP was amended to add an additional 3,000,000 shares to the ESPP. An aggregate of 4,400,000 shares of common stock are reserved for the ESPP, and 3,197,267 shares have been issued through December 31, 2004. The ESPP is implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can have up to 15% of their base salary deducted that can be used to purchase shares of the common stock on specific dates determined by the Board of Directors (up to a maximum of $25,000 per year based upon the fair market value of the shares at the beginning date of the offering). The price of common stock purchased under the ESPP will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. In November 2002 the Company’s Board of Directors suspended the ESPP after the final offering period expired on July 31, 2004.
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
      Pro forma information regarding net loss is required under SFAS No. 123 and is calculated as if the Company had accounted for its employee stock options and for its ESPP shares to be issued under the fair value method of SFAS No. 123. The fair value for employee stock options granted and ESPP shares was estimated at the date of grant based on the Black-Scholes model using the following weighted average assumptions:

	Risk Free		Weighted
	Interest	Volatility	Average	Dividend
	Rates	Factor	Expected Life	Yield

2002
Stock option plans	4.22%	1.50	5.0 yrs	0.0%
Employee stock purchase plan	4.36%	1.50	0.5 yrs	0.0%
2003
Stock option plans	2.67%	0.87	5.0 yrs	0.0%
Employee stock purchase plan	2.88%	1.54	0.5 yrs	0.0%
2004
Stock option plans	3.47%	0.79	5.0 yrs	0.0%
Employee stock purchase plan	1.27%	1.54	0.5 yrs	0.0%
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
      The options’ weighted average grant date fair value, which is the value assigned to the options under SFAS No. 123, was $1.28, $2.14, and $4.98, for options granted during 2004, 2003 and 2002, respectively. The weighted average grant date fair value of ESPP shares to be issued was $0.99, $1.00 and $2.25 for the years ended December 31, 2004, 2003 and 2002, respectively.

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes
      For the years ended December 31, 2004, 2003 and 2002, the Company had an income tax (benefit) expense of $(76,000), $316,000 and $238,000, respectively.

	Years Ended
	December 31,

	2004	2003	2002

	(In thousands)
Current:
Federal	$—	$—	$—
State	40	—	20
Foreign	(116)	316	218

Total current	(76)	316	238
Deferred:	—	—	—
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—
Total	$(76)	$316	$238

      The reconciliation of income tax benefit attributable to net loss applicable to common stockholders computed at the U.S. federal statutory rates to income tax benefit (expense)(in thousands):

	Years Ended December 31,

	2004	2003	2002

Tax benefit at U.S. statutory rate	$(12,812)	$(17,624)	$(15,391)
Loss for which no tax benefit is currently recognizable	12,747	17,536	15,391
Other, net	(11)	404	238

	$(76)	$316	$238

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carry forwards	$145,066	$149,862
Tax credit carry forwards	16,245	19,505
Reserves and accruals	10,132	9,949
Capitalized research and development	4,172	8,761
Intangible asset amortization	30,051	38,864
Other, net	14,891	12,130

Gross deferred tax assets	220,557	239,071
Valuation allowance	(220,557)	(239,071)

Total deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent on future earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance has been established to reflect these uncertainties as of December 31, 2004 and 2003. The change in the valuation allowance was a net decrease of $18.5 million and $5.7 million and a net increase of approximately $26.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Approximately $45.6 million of the valuation allowance related to stock options benefits will be credited to equity when realized.
      As of December 31, 2004, the Company had federal, California and foreign net operating loss carryforwards of approximately $366.6 million, $184.3 million and $49.8 million, respectively. The Company also had federal and California tax credit carryforwards of approximately $9.1 million and $16.7 million, respectively. The federal and California net operating loss and credit carryforwards will expire at various dates beginning in the years 2005 through 2024, if not utilized. The foreign net operating losses have an unlimited carryover period.
      Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before full utilization.

12.	Defined Contribution Plan
      During 1995, the Company adopted a 401(k) Profit Sharing Plan and Trust that allows eligible employees to make contributions subject to certain limitations. The Company may make discretionary contributions based on profitability as determined by the Board of Directors. No amount was contributed by the Company to the plan during the years ended December 31, 2004, 2003 and 2002.

13.	Segment Information
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

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company operates solely in one business segment, the development and marketing of CMTS, home access solutions (HAS), DVS products and related services. The Company’s foreign operations consist of sales, marketing and support activities through its foreign subsidiaries. The Company’s Chief Executive Officer has responsibility as the chief operating decision maker (CODM) as defined by Statement of Financial Accounting Standards Number 131, “Disclosures about Segments of an Enterprise and Related Information”. The CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and certain direct expenses by geographic region for purposes of making operating decisions and assessing financial performance. The Company’s assets are primarily located in its corporate office in the United States and are not allocated to any specific region, therefore the Company does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. As a result, geographic information is presented only for revenues and long-lived assets.

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Geographic areas:
Revenues:
United States	$83,212	$74,341	$41,150
Americas, excluding United States	4,126	3,713	20,530
EMEA excluding Israel	29,348	17,635	11,381
Israel	6,681	7,038	8,283
Asia excluding Japan	17,999	9,575	36,214
Japan	9,172	21,183	11,845

Total	$150,538	$133,485	$129,403

	December 31,

	2004	2003

	(In thousands)
Long-lived assets:
United States	$4,423	$9,555
Americas, excluding United States	402	810
EMEA excluding Israel	131	176
Israel	687	1,157
Asia	117	173

Total long-lived assets	5,760	11,871
Total current assets	137,625	191,348
Other assets	10,349	12,021

Total assets	$153,734	$215,240

      Two customers, Adelphia and Comcast accounted for more than 10% of total revenues for the year ended December 31, 2004; 18% and 12%, respectively. Three customers, Adelphia, Cross Beam Networks and Comcast accounted for more than 10% of total revenues for the year ended December 31, 2003; 22%, 16% and 13%, respectively. Three customers, Comcast, Harmonic and Sumitronics, accounted for 10% or more of total accounts receivable for the year ended December 31, 2004; 18%, 16% and 10%, respectively and two customers, Adelphia and Comcast, accounted for 10% of more of total accounts receivable for the year ended December 31, 2003; 24% and 20%, respectively.

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Related Party Transactions
      During the years ended December 31, 2004, 2003 and 2002, the Company recognized revenue of $9.9 million, $4.7 million and $9.1 million, respectively in connection with product shipments made to related parties. Related party revenues in 2004 were from Harmonic, Inc. (Harmonic). Related party revenues in 2003 and 2002 included revenues from Harmonic and Rogers Communications, Inc. (Rogers). Lewis Solomon, a member the Company’s board of directors, is a member of the board of directors of Harmonic. All revenues attributable to Harmonic were included in related party revenues in 2004 and 2003. Alek Krstajic, another member of our board of directors, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers until January 2003. Effective in April 2003, Rogers was no longer a related party to us. Consequently, revenues attributable to Rogers are only classified as related party revenues in the first quarter of 2003. Neither of these related parties are a supplier to the Company.
      Cost of related party product revenues in the Company’s consolidated statements of operations consists of direct and indirect product costs. Accounts receivable from Rogers and Harmonic totaled approximately $3.1 million and $0.6 million at December 31, 2004 and 2003, respectively.
      In December 2001, the Company entered into co-marketing arrangements with Shaw Communications, Inc. (Shaw) and Rogers. The Company paid $7.5 million to Shaw and $0.9 million to Rogers, and recorded these amounts as other current assets. In July 2002, the Company began amortizing these prepaid assets and charging them against related party revenues in accordance with EITF 01-09, “Accounting for Consideration given by a Vendor to a Customer or Reseller in Connection with the Purchase or Promotion of the Vendor’s Products.” The Company charged $1.4 million per quarter of the amortization of these assets against total revenues through December 31, 2003. Amounts charged against total revenues in the year ended December 31, 2002 and December 31, 2003, totaled approximately $2.8 million and $5.6 million, respectively. Of the co-marketing amortization charged to total revenues, $0.15 million and $0.3 million were charged to related party revenues in the year ended 2003 and 2002, respectively. No further amounts of these co-marketing arrangements are included in other current assets at December 31, 2003 and no further amortization occurred in 2004.
      In October 2002, the Company incurred a marketing expense of $150,000 for Team Honor, an organization that supports a professional sailing team. One of the Company’s Board members, Alek Krstajic is the founder and President of Team Honor.

15.	Product Warranties
      The Company provides for estimated product warranty expenses when it sells the related products. Because warranty estimates are forecasts that are based on the best available information — mostly historical claims experience — claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties is as follows (in thousands):

	Balance	Additions		Balance
	at	Charged to		at End
	Beginning	Costs and		of
	of Period	Expenses	Settlements	Period

Year ended December 31, 2002 Accrued warranty expenses	$8,368	2,730	(2,491)	$8,607
Year ended December 31, 2003 Accrued warranty expenses	$8,607	2,287	(5,385)	$5,509
Year ended December 31, 2004 Accrued warranty expenses	$5,509	1,450	(3,089)	$3,870

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees, Including Indirect Guarantees of Indebtedness of Others
      In addition to product warranties, the Company, from time to time, in the normal course of business, indemnifies other parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. These obligations primarily relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship The Company has agreed to hold the other party harmless against specified losses, such as those arising from a breach of representations or covenants, third party claims that the Company’s products when used for their intended purpose(s) infringe the intellectual property rights of such third party or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made by the Company under these obligations were not material and no liabilities have been recorded for these obligations on the balance sheets as of December 31, 2004 or 2003.

16.	Sale of Certain Assets
      In July 2003, the Company entered into an agreement with Verilink Corporation (Verilink) to sell certain assets to Verilink for up to a maximum of $0.9 million. The Company received $0.45 million in July 2003 and an additional $0.13 million by year end December 31, 2003. During 2004, the Company received an additional $0.11 million toward the asset sale. The assets were originally acquired through the Company’s acquisition of Access Network Electronics (ANE) in February 2000. Additionally, Verilink agreed to purchase at least $2.1 million of related inventory from the Company on or before December 31, 2004. As of December 31, 2004 and 2003, Verilink had purchased $0.56 million and $0.73 million, respectively, of this inventory.
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
      On April 2, 2004, the Company sold all of its ownership in Radwiz, Ltd., Ultracom Communications Holdings Ltd. and Combox Ltd. to a third party for a cash payment of $0.15 million. In connection with this disposition, the acquirer received obsolete inventories with no book value, $0.2 million of selected net assets, and assumed $1.35 million of net liabilities related to these subsidiaries. The Company recorded a net gain of $1.5 million, which is included as a component of other income (expense) in the accompanying condensed consolidated statement of operations.

17.	Subsequent Events
      On February 8, 2005, the Company announced the signing of an agreement with ATI Technologies, Inc (ATI) relating to the sale of certain Company cable modem semiconductor assets. The agreement calls for ATI to acquire the Company’s cable modem silicon intellectual property and related software, assume a lease and hire approximately twenty-five employees from the Company’s design team. Under the terms of the agreement, ATI will pay the Company $6.95 million upon the closing, with a balance of $7.05 million subject to the Company achieving milestones for certain conditions, services and deliverables spanning a period of 15 months. On March 9, 2005 ATI and the Company signed closing documents for this agreement. Upon closing the Company received $8.6 million in cash which was comprised of the $6.95 million for the initial payment and $1.65 million of the $1.9 million for having met the first milestone. The difference between the $1.9 million milestone and the payment of $1.65 million was money retained by ATI to pay for Company

TERAYON COMMUNICATION SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
funded retention bonuses for employees that accepted employment with ATI. The balance of $5.2 million will be subject to the Company achieving the remaining milestones over the subsequent 15 months. The maximum liability for the Company is set at $11.5 million or the total amount of the purchase price paid by ATI plus $1.5 million which would be offset from the purchase price. Total purchase price payable to the Company upon achieving all terms and conditions is $14.0 million. Also set forth in this agreement are representations and warranties made by the Company that may cause it to incur liabilities and penalties arising out of the Company’s failure to meet certain conditions and milestones.

18.	Unaudited Quarterly Financial Data
      Summarized quarterly financial data for 2004 and 2003 is as follows (in thousands, except per share data):

	Quarter

2004	First	Second	Third	Fourth

Total revenues	$41,168	$42,782	$37,202	$29,386
Gross profit	12,397	15,122	6,270	9,829
Restructuring charges (net), executive severance and asset write-offs(1)	3,367	3,579	1,463	2,750
Net loss	(10,247)	(4,861)	(13,520)	(7,903)
Basic and diluted net loss per share	$(0.14)	$(0.06)	$(0.18)	$(0.10)

	Quarter

2003	First	Second	Third	Fourth

Total revenues	$22,268	$30,599	$37,628	$42,990
Gross profit	2,675	6,863	10,194	12,719
Restructuring charges (net), executive severance and asset write-offs(1)	(3,162)	115	244	—
Net loss	(23,989)	(13,139)	(7,210)	(6,015)
Basic and diluted net loss per share	$(0.33)	$(0.18)	$(0.10)	$(0.08)
      Loss per share are computed independently for each of the quarters presented. The sum of the quarterly loss per share in 2004 and 2003 does not necessarily equal the total computed for the year due to changes in shares outstanding and rounding.

(1)	See Note 6 for an explanation for restructuring charges and asset write-offs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
      Not applicable.
Item 9A.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives as designed to do.
      In connection with the preparation of this Annual Report on Form 10-K (Annual Report), an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2004.
      As disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2004, in connection with the preparation of that report, we determined that, due to a deficiency in communication of financially significant information between certain parts of our organization and the finance department, our disclosure controls and procedures and internal controls over financial reporting were not effective. Particularly in the third quarter of 2004, the finance department did not review our press release and communication of information to our finance department regarding the resignation of an executive was not timely, which resulted in adjustments to the internal accounting for the executive’s termination benefits. As previously disclosed, under the direction of our Audit Committee and with the participation of our senior management, we took steps to ensure that senior members of our finance department review all press releases before they are released and undertook to enhance the communication between our senior management and our finance department to further strengthen our controls.
      In connection with our review of our disclosure controls and procedures as of December 31, 2004, we determined that the controls implemented to enhance communication between our senior management and our finance department lacked sufficient documentation to permit verification of their operation. As a result, as discussed below in Management’s Report on Internal Control over Financial Reporting, we have concluded that the aforementioned deficiency represents a material weakness in internal control over financial reporting as of December 31, 2004.
      In connection with our review of our disclosure controls and procedures as of December 31, 2004, we determined that procedures related to controls over the preparation and review of the Annual Report on Form 10-K were not effective, for the following reasons. In the latter part of 2004 and in early 2005, key persons involved in the preparation and review of our periodic reports under the Exchange Act including the Controller and Assistant Controller responsible for SEC reporting departed the Company and we retained consultants to participate in the preparation of our Annual Report. This resulted in providing an initial draft of the financial statements and footnotes included in our Annual Report to our independent registered public accountants that did not provide adequate disclosures in the accompanying notes in accordance with GAAP. We have concluded that this deficiency represents a material weakness in internal control over financial reporting as of December 31, 2004.
      Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, in light of the deficiencies described above, our management, including our CEO and CFO, concluded that our disclosure controls and procedures as of December 31, 2004 were not effective.

Management’s Report on Internal Control over Financial Reporting.
      We are responsible for establishing and maintaining an adequate internal control structure and procedures for our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2004. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (COSO Framework).
      Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness in internal control over financial reporting is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we have identified two material weaknesses, which are described further below.
      We have identified a material weakness due to insufficient controls related to the identification, capture, and timely communication of financially significant information between certain parts of our organization and the finance department to enable the finance department to account for transactions in a complete and timely manner. As a result of this material weakness, we recorded an adjustment in the quarter ended September 30, 2004 to record termination benefits paid to a former executive.
      We have also identified a material weakness for insufficient controls related to the preparation and review of the annual consolidated financial statements and accompanying footnote disclosures. The insufficient controls include a lack of sufficient personnel with technical accounting expertise in our finance department and inadequate review and approval procedures to prepare external financial statements in accordance with GAAP. As a result of this material weakness, we made substantial revisions to our 2004 annual consolidated financial statements and footnote disclosures before they were issued.
      Based on the material weaknesses described above and the criteria set forth by the COSO Framework, we have concluded that our internal control over financial reporting at December 31, 2004 was not effective.
      Ernst & Young LLP has issued an attestation report on management’s assessment of internal control over financial reporting. The attestation report is included in the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm that appears under Item 8 — Financial Statements and Supplementary Data.
      Changes in internal control over financial reporting. Other than as described above in the third paragraph of Evaluation of Disclosure Controls and Procedures, there has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected or is likely to materially affect our internal control over financial reporting.

Remediation Steps to Address Material Weaknesses.
      Subsequent to year end, we are taking the following steps to remediate the deficiencies in our disclosure controls and procedures and material weaknesses in our internal control over financial reporting identified above:
      Documentation of Internal Communication with Our Finance Department. We implemented procedures to document review of press releases and other financially significant communications in accordance with the policy that we implemented in connection with preparation of our Quarterly Report on Form 10-Q for the period ended September 30, 2004.
      Additional Experienced Finance Personnel. We are taking the following steps to address our need for additional experienced finance personnel and to improve our controls over financial reporting:

(i) a commitment to promptly hire a permanent Vice President of Finance/controller;

(ii) hiring into our finance department an additional person with SEC reporting experience;

(iii) increasing staffing in the finance department;

(iv) developing procedures to train new employees and/or consultants in the finance department on our disclosure procedures and controls, our company and our actions in the previous reporting periods; and

(v) improving the review process that occurs prior to providing the initial draft of the periodic report to our independent auditors for review.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Officers of the Registrant
      Information relating to our directors and executive officers will be presented in our definitive proxy statement for the 2005 annual stockholders meeting and is incorporated herein by reference. Our definitive proxy statement will be filed no later than 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation
      Information relating to execution compensation will be presented in our definitive proxy statement for the 2005 annual stockholders meeting and is incorporated herein by reference. Our definitive proxy statement will be filed no later than 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information relating to security ownership will be presented in our definitive proxy statement for the 2005 annual stockholders meeting and is incorporated herein by reference. Our definitive proxy statement will be filed no later than 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationship and Related Transactions
      Information relating to related party transactions will be presented in our definitive proxy statement for the 2005 annual stockholders meeting and is incorporated herein by reference. Our definitive proxy statement will be filed no later than 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accountant Fees and Services
      Information relating to our principal accountant fees and services will be presented in our definitive proxy statement for the 2005 annual stockholders meeting and is incorporated herein by reference. Our definitive proxy statement will be filed no later than 120 days after the end of the fiscal year covered by this report.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) The following documents are filed as part of this report on Form 10-K:

1. Consolidated Financial Statements. The following consolidated financial statements of Terayon Communication Systems, Inc. and related Independent Auditors’ Report are filed as part of this report of Form 10-K:

*	Reports of Independent Registered Public Accounting Firm.

*	Consolidated Balance Sheets, as of December 31, 2004 and 2003.

*	Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003, and 2002.

2. Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of Terayon Communication Systems, Inc. is filed as part of this report on Form 10-K and should be read in conjunction with the consolidated financial statements of Terayon Communication Systems, Inc:

*	Schedule II of Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.

Schedules not listed above are omitted because they are not required, they are not applicable or the information is already included in the consolidated financial statements or notes thereto.

3. Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this report on Form 10-K.

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(14)
3.2	Bylaws of Terayon Communication Systems, Inc.(14)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(14)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.(6)
4.1	Specimen Common Stock Certificate.(2)
4.2	Amended and Restated Information and Registration Rights Agreement dated April 6, 1998.(1)
4.3	Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(5)
4.4	Registration Rights Agreement by and among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(5)
4.5	Indenture between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A. dated July 26, 2000.(5)
4.6	Rights Agreement between Terayon Communication Systems, Inc. and Fleet National Bank dated February 6, 2001.(6)
10.1	Form of Indemnity Agreement between Terayon Communication Systems, Inc. and each of its directors and officers.

Exhibit
Number	Exhibit Description

10.2	1995 Stock Option Plan, as amended.(1)
10.3	1997 Equity Incentive Plan, as amended.(9)
10.4	1998 Employee Stock Purchase Plan, as amended.(12)
10.5	1998 Non-Employee Directors Stock Option Plan as amended.(1)
10.6	1998 Employee Stock Purchase Plan Offering for Foreign Employees.(7)
10.7	1999 Non-Officer Equity Incentive Plan, as amended.(13)
10.8	Azrieli Center Offices Lease Agreement, dated January 23, 2002, between Canit HaShalom Investments Ltd. and Terayon Communication Systems, Inc.(9)
10.9	Azrieli Center Agreement to Transfer Lease Rights dated 23rd day of January, 2000(11)
10.10	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(9)
10.11	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(9)
10.12	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.(9)
10.13	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.(9)
10.14	Lease Agreement, dated September 18, 1996, between Sobrato Interests III and VeriFone.(10)
10.15	Sublease, dated April 1, 2002, by and between Terayon Communication Systems, Inc. and Hewlett-Packard Company.(10)
10.16	Aircraft Lease Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(11)
10.17	Letter of Credit Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(11)
10.18	Agreement dated January 23, 2004, between Terayon Communication Systems, Inc. and YAS Corporation(15).
10.19	First Amendment to Aircraft Lease Agreement, dated December 31, 2003, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(17)
10.20	Code of Business Conduct.(17)
10.21	Notification Letter of Intent to Terminate or Sublease the Aircraft Lease Agreement dated March 12, 2004.(17)
10.22	Employment Agreement dated July 22, 2004 between Terayon Communication Systems, Inc. and Jerry D. Chase(16).
10.23	Severance Agreement dated July 22, 2004, between Terayon Communication Systems, Inc. and Jerry D. Chase(16).
10.24	Proprietary Information and Inventions Agreement dated July 22, 2004 between Terayon Communication Systems, Inc. and Jerry D. Chase(16).
10.25	Aircraft Sublease Agreement dated August 24, 2004 between Terayon Communication Systems, Inc. and United Furniture Equipment Rental, Inc.(16).
10.26	Employment Agreement dated November 8, 2004 between Terayon Communication Systems, Inc. and Mark A. Richman.
10.27	Form of Severance Agreement between Terayon Communication Systems, Inc. and Mark A. Richman.
10.28	Proprietary Information and Inventions Agreement dated November 10, 2004 between Terayon Communication Systems, Inc. and Mark A. Richman.
10.29	Separation Agreement dated August 2, 2004 between Terayon Communication Systems, Inc. and Edward Lopez(16).

Exhibit
Number	Exhibit Description

10.30	Form of Option Agreement for the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan(18).
10.31	Transition Agreement dated June 21, 2004, between Terayon Communication Systems, Inc. and Zaki Rakib(15).
10.32	Employment Agreement dated June 21, 2004, between Terayon Communication Systems, Inc. and Selim (Shlomo) Rakib(15).
10.33	Form of Option Agreement for the Terayon Communication Systems, Inc. 1998 Non-Employee Directors Stock Option Plan
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signatures of this Annual Report Form 10-K)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1/A filed on July 31, 1998 (File No. 333-69699).

(3)	Incorporated by reference to our Report on Form 10-Q filed on November 15, 1999.

(4)	Incorporated by reference to our Registration Statement on Form S-8 filed on December 29, 1999.

(5)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).

(6)	Incorporated by reference to our Report on Form 8-K filed on February 9, 2001.

(7)	Incorporated by reference to our Report on Form 10-K filed on April 2, 2001.

(8)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2001.

(9)	Incorporated by reference to our Report on Form 10-K filed on April 1, 2002.

(10)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2002.

(11)	Incorporated by reference to our Report on Form 10-K filed on March 27, 2003.

(12)	Incorporated by reference to our Report on Registration Statement on Form S-8 filed on August 30, 2002.

(13)	Incorporated by reference to our Report on Form 10-Q filed on August 14, 2003.

(14)	Incorporated by reference to our Report on Form 8-K filed on November 21, 2003.

(15)	Incorporated by reference to our Report on Form 10-Q filed on July 27, 2004.

(16)	Incorporated by reference to our Report on Form 10-Q filed on November 9, 2004.

(17)	Incorporated by reference to our Report on Form 10-K filed on March 15, 2004.

(18)	Incorporated by reference to our Report on Form 8-K filed on September 14, 2004

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance	Additions
	at	Charged to		Balance
	Beginning	Costs and		at End
	of Period	Expenses	Write-offs	of Period

	(In thousands)
Year ended December 31, 2002
Allowance for doubtful accounts	$7,207	1,090	4,778	$3,519
Excess and obsolescence	$37,181	4,336	16,044	$25,473
Year ended December 31, 2003
Allowance for doubtful accounts	$3,519	166	94	$3,591
Excess and obsolescence	$25,473	4,086	17,269	$12,290
Year ended December 31, 2004
Allowance for doubtful accounts	$3,591	(2,101)	201	$1,289
Excess and obsolescence	$12,290	11,980	11,554	$12,716

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in County of Santa Clara, State of California, on the 15th day of March, 2005.

TERAYON COMMUNICATION SYSTEMS, INC.

/s/ Jerry D. Chase

Jerry D. Chase
Chief Executive Officer
      Each person whose signature appears below constitutes Jerry D. Chase his true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, each acting alone, or his or her substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry D. Chase Jerry D. Chase	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ Mark A. Richman Mark A. Richman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

/s/ Dr. Zaki Rakib Dr. Zaki Rakib	Chairman of the Board of Directors	March 15, 2005

/s/ Shlomo Rakib Shlomo Rakib	Director	March 15, 2005

/s/ Lewis Solomon Lewis Solomon	Director	March 15, 2005

/s/ Alek Krstajic Alek Krstajic	Director	March 15, 2005

/s/ David Woodrow David Woodrow	Director	March 15, 2005

/s/ Mark Slaven Mark Slaven	Director	March 15, 2005

Signature	Title	Date

/s/ Dr. Matthew Miller Dr. Matthew Miller	Director	March 15, 2005

/s/ Howard W. Speaks, Jr. Howard W. Speaks, Jr.	Director	March 15, 2005

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(14)
3.2	Bylaws of Terayon Communication Systems, Inc.(14)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(14)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.(6)
4.1	Specimen Common Stock Certificate.(2)
4.2	Amended and Restated Information and Registration Rights Agreement dated April 6, 1998.(1)
4.3	Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(5)
4.4	Registration Rights Agreement by and among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(5)
4.5	Indenture between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A. dated July 26, 2000.(5)
4.6	Rights Agreement between Terayon Communication Systems, Inc. and Fleet National Bank dated February 6, 2001.(6)
10.1	Form of Indemnity Agreement between Terayon Communication Systems, Inc. and each of its directors and officers.
10.2	1995 Stock Option Plan, as amended.(1)
10.3	1997 Equity Incentive Plan, as amended.(9)
10.4	1998 Employee Stock Purchase Plan, as amended.(12)
10.5	1998 Non-Employee Directors Stock Option Plan as amended.(1)
10.6	1998 Employee Stock Purchase Plan Offering for Foreign Employees.(7)
10.7	1999 Non-Officer Equity Incentive Plan, as amended.(13)
10.8	Azrieli Center Offices Lease Agreement, dated January 23, 2002, between Canit HaShalom Investments Ltd. and Terayon Communication Systems, Inc.(9)
10.9	Azrieli Center Agreement to Transfer Lease Rights dated 23rd day of January, 2000(11)
10.10	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(9)
10.11	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(9)
10.12	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.(9)
10.13	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.(9)
10.14	Lease Agreement, dated September 18, 1996, between Sobrato Interests III and VeriFone.(10)
10.15	Sublease, dated April 1, 2002, by and between Terayon Communication Systems, Inc. and Hewlett-Packard Company.(10)
10.16	Aircraft Lease Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(11)
10.17	Letter of Credit Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(11)
10.18	Agreement dated January 23, 2004, between Terayon Communication Systems, Inc. and YAS Corporation(15).
10.19	First Amendment to Aircraft Lease Agreement, dated December 31, 2003, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(17)

Exhibit
Number	Exhibit Description

10.20	Code of Business Conduct.(17)
10.21	Notification Letter of Intent to Terminate or Sublease the Aircraft Lease Agreement dated March 12, 2004.(17)
10.22	Employment Agreement dated July 22, 2004 between Terayon Communication Systems, Inc. and Jerry D. Chase(16).
10.23	Severance Agreement dated July 22, 2004, between Terayon Communication Systems, Inc. and Jerry D. Chase(16).
10.24	Proprietary Information and Inventions Agreement dated July 22, 2004 between Terayon Communication Systems, Inc. and Jerry D. Chase(16).
10.25	Aircraft Sublease Agreement dated August 24, 2004 between Terayon Communication Systems, Inc. and United Furniture Equipment Rental, Inc.(16).
10.26	Employment Agreement dated November 8, 2004 between Terayon Communication Systems, Inc. and Mark A. Richman.
10.27	Form of Severance Agreement between Terayon Communication Systems, Inc. and Mark A. Richman.
10.28	Proprietary Information and Inventions Agreement dated November 10, 2004 between Terayon Communication Systems, Inc. and Mark A. Richman.
10.29	Separation Agreement dated August 2, 2004 between Terayon Communication Systems, Inc. and Edward Lopez(16).
10.30	Form of Option Agreement for the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan(18).
10.31	Transition Agreement dated June 21, 2004, between Terayon Communication Systems, Inc. and Zaki Rakib(15).
10.32	Employment Agreement dated June 21, 2004, between Terayon Communication Systems, Inc. and Selim (Shlomo) Rakib(15).
10.33	Form of Option Agreement for the Terayon Communication Systems, Inc. 1998 Non-Employee Directors Stock Option Plan
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see signatures of this Annual Report Form 10-K)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1/A filed on July 31, 1998 (File No. 333-69699).

(3)	Incorporated by reference to our Report on Form 10-Q filed on November 15, 1999.

(4)	Incorporated by reference to our Registration Statement on Form S-8 filed on December 29, 1999.

(5)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).

(6)	Incorporated by reference to our Report on Form 8-K filed on February 9, 2001.

(7)	Incorporated by reference to our Report on Form 10-K filed on April 2, 2001.

(8)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2001.

(9)	Incorporated by reference to our Report on Form 10-K filed on April 1, 2002.

(10)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2002.

(11)	Incorporated by reference to our Report on Form 10-K filed on March 27, 2003.

(12)	Incorporated by reference to our Report on Registration Statement on Form S-8 filed on August 30, 2002.

(13)	Incorporated by reference to our Report on Form 10-Q filed on August 14, 2003.

(14)	Incorporated by reference to our Report on Form 8-K filed on November 21, 2003.

(15)	Incorporated by reference to our Report on Form 10-Q filed on July 27, 2004.

(16)	Incorporated by reference to our Report on Form 10-Q filed on November 9, 2004.

(17)	Incorporated by reference to our Report on Form 10-K filed on March 15, 2004.

(18)	Incorporated by reference to our Report on Form 8-K filed on September 14, 2004