Form 10-K/A
period 2004-12-31
TERAYON COMMUNICATION SYSTEMS
filed 2005-05-02
CIK 1052303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 000-24647

TERAYON COMMUNICATION SYSTEMS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0328533
(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER
INCORPORATION OR ORGANIZATION	IDENTIFICATION NO.)

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

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $0.001 par value, 76,869,633 shares outstanding as of April 15, 2005.

     This Form 10-K/A Amendment No. 1 is being filed solely for the purpose of filing the information required by Part III of Annual Report on Form 10-K within 120 days after the fiscal year end, pursuant to General Instruction G(3). No other changes have been made to the Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on March 15, 2005.

INDEX

TERAYON COMMUNICATION SYSTEMS, INC.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Certain information regarding our directors and executive officers as of April 15, 2005, is set forth below.

Name	Age	Position
Jerry D. Chase	45	Chief Executive Officer and Director
Mark A. Richman	45	Chief Financial Officer
Zaki Rakib	46	Chairman of the Board and Director
Aleksander Krstajic	41	Director
Matthew Miller (2)	57	Director
Shlomo Rakib	48	Director
Mark Slaven (1) (3)	48	Director
Lewis Solomon (2) (3)	71	Director
Howard W. Speaks, Jr. (1) (2)	57	Director
David Woodrow (1) (3)	59	Director

1)	Member of Audit Committee

2)	Member of Compensation Committee

3)	Member of Nominating and Governance Committee

     The Board of Directors (Board) is divided into three classes, each having a three-year term. Messrs. Krstajic, Solomon and Speaks are Class I directors, whose terms expire in 2005. Messrs. Shlomo Rakib and Woodrow and Dr. Miller are Class II directors, whose terms expire in 2006. Messrs. Chase and Slaven and Dr. Zaki Rakib are Class III directors, whose terms expire in 2007.

     Jerry D. Chase has served as the Chief Executive Officer and a director of Terayon Communication Systems, Inc. (Company) since September 2004 and President of the Company since March 2005. He was the Chairman and Chief Executive Officer of Thales Broadcast & Multimedia (TBM), a telecom and test equipment supplier, from 2001 to August 2004, and was President and Chief Executive Officer of the U.S. subsidiary of TBM from 1998 to 2001. Mr. Chase is a former United States Marine Corps Officer. He earned a B.S. degree in Business Administration from East Carolina University and an M.B.A. from Harvard University.

     Mark A. Richman joined the Company in November 2004 as Senior Vice President Finance and Administration and Chief Financial Officer. Prior to joining the Company, Mr. Richman served as Senior Vice President and Chief Financial Officer of Covad Communication Systems, Inc. (Covad), a broadband communications provider, beginning September 2001 and was made Executive Vice President and Chief Financial Officer of Covad in May 2002. Prior to joining Covad, Mr. Richman served as Vice President and Chief Financial Officer of MainStreet Networks from June 2000 to August 2001. From October 1996 to June 2000 Mr. Richman served as Vice President and Corporate Treasurer of Adecco S.A. and as Vice President of Finance and Administration for its subsidiary, Adecco U.S. From February 1994 to October 1996, he was Director of Finance for Merisel, Inc. Mr. Richman holds a B.S. degree in Managerial Economics from the University of California, Davis and an M.B.A. from the University of California, Los Angeles.

     Zaki Rakib co-founded the Company in 1993 and serves as the Chairman of the Board of Directors and the Secretary of the Company. From January 1993 to September 2004, Dr. Rakib served as the Chief Executive Officer of the Company and from January 1993 to July 1998, Dr. Rakib also served as Chief Financial Officer of the Company. Currently, Dr. Rakib is self-employed. Prior to co-founding the Company, Dr. Rakib served as Director of Engineering for Cadence Design Systems (Cadence), an electronic design automation software company, from 1990 to 1994. Prior to joining Cadence, Dr. Rakib was Vice President of Engineering at Helios Software, which was acquired by Cadence in 1990. Dr. Rakib is a director of a privately held company. Dr. Rakib holds B.S., M.S. and Ph.D. degrees in engineering from Ben-Gurion University in Israel. Dr. Rakib is the brother of Shlomo Rakib, a director of the Company.

     Aleksander Krstajic has served as a director of the Company since July 1999. Since March 2005, Mr. Krstajic has been President of Bell Mobility, Inc. Prior to that Mr. Krstajic was the Chief Marketing Officer at Bell Canada, a telecommunications company, from July 2003 to March 2005. Mr. Krstajic held a variety of senior management positions at Rogers Communications, Inc., most recently as Senior Vice President, Sales and Marketing, from 1994 through January of 2003. Mr. Krstajic is a director of Ontario Energy Savings Corporation and several privately held companies. Mr. Krstajic holds a B.A. degree in economics from the University of Toronto in Canada and attended the executive educational program at Wharton School of Business at the University of Pennsylvania.

     Matthew Miller has served as a director of the Company since July 2004. Since February 2004, Dr. Miller has been the President and Chief Executive Officer of Multispectral Imaging, Inc., a venture-financed company developing applications for night vision and thermal imaging. Dr. Miller served as Chief Executive Officer of NxtWave Communications, a leading supplier of semiconductor chips for emerging digital television markets worldwide, from 1997 until its acquisition in 2002 by ATI Technologies. Prior to NxtWave, Dr. Miller was Vice President of Technology at General Instrument Corporation from 1988 to 1994, where he made major contributions to the development of digital television, optical communications for cable television, and cable modems. Dr. Miller holds a bachelor’s degree from Harvard University and a Ph.D. from Princeton University.

     Shlomo Rakib co-founded the Company in 1993 and currently serves as a director. Mr. Rakib served as Chairman of the Board of the Company from January 1993 until September 2004 and as Chief Technical Officer and President from February 1995 until October 2004. Currently, Mr. Rakib is self-employed. Prior to co-founding the Company, Mr. Rakib served as Chief Engineer at PhaseCom, Inc. a communications products company, from 1981 to 1993, where he pioneered the development of data and telephony applications over cable. Mr. Rakib is the inventor of several patented technologies in the area of data and telephony applications over cable. Mr. Rakib is a director on a number of privately held companies. Mr. Rakib holds a B.S.E.E. degree from Technion University in Israel. Mr. Rakib is the brother of Zaki Rakib, the Company’s Chairman of the Board and Secretary.

     Mark Slaven has served as a director of the Company since July 2003. Since November 2004, Mr. Slaven has served as Chief Financial Officer of SpectraSite, Inc., a wireless tower company operator. From March 2003 through June 2004, Mr. Slaven was the Executive Vice President, Finance, and Chief Financial Officer of 3Com Corporation (“3Com”), a provider of networking products, services and solutions. Mr. Slaven was 3Com’s Senior Vice President, Finance, and Chief Financial Officer from June 2002 to March 2003, and prior to that the Vice President of Treasury, Tax, Trade and Investor Relations and Vice President and Treasurer since August 2000. Prior to that, Mr. Slaven was Vice President of Finance for Supply Chain Operations since joining the company through 3Com’s acquisition of U.S. Robotics in June 1997, where he was Vice President of Finance for U.S. Robotics’ manufacturing division. Before joining U.S. Robotics, Mr. Slaven was Chief Financial Officer of the personal printer division at Lexmark International Inc. Mr. Slaven holds a B.S. degree from Tufts University and an M.B.A. from the University of Chicago.

     Lewis Solomon has served as a director of the Company since March 1995. Mr. Solomon has been a principal of G&L Investments, a consulting firm, since 1989. From 1983 to 1988, Mr. Solomon served as Executive Vice President at Alan Patricof Associates, a venture capital firm focused on high technology, biotechnology and communications industries. Prior to that, Mr. Solomon served in various capacities with General Instrument Corporation, most recently as Senior Vice President. From April 1986 to January 1997, he served as Chairman of the Board of Cybernetic Services, Inc., a LED systems manufacturer, which commenced a Chapter 7 bankruptcy proceeding in April 1997. From October 1999 until July 2004, Mr. Solomon was Chief Executive Officer of Broadband Services, Inc., which commenced a Chapter 7 bankruptcy proceeding in July 2004. Mr. Solomon serves on the boards of Anadigics, Inc., a manufacturer of integrated circuits, Harmonic, Inc., a company that designs, manufacturers and markets digital and fiberoptic systems, and Artesyn Technologies, Inc., a power supply and power converter supply company. Mr. Solomon also serves on the boards of several privately held companies. Mr. Solomon holds a B.S. degree in Physics from St. Joseph’s College.

     Howard W. Speaks, Jr. has served as a director of the Company since May 2004. Mr. Speaks has been Chief Executive Officer of Rosum Corporation, a maker of global positioning system products, since August 2003. Previously, Mr. Speaks was President and Chief Executive Officer of Kyocera Wireless Corporation, a developer and manufacturer of wireless phones and accessories, from August 2001 to August 2003, President and Chief Executive Officer of Triton Network Systems, Inc., a wireless communications equipment company, from September 1999 to August 2001, Executive Vice President and General Manager, Network Operators Group of Ericsson, Inc. from 1998 to 1999, Executive Vice President and General Manager, Wireless Division of Ericsson, Inc. from 1997 to 1998, and Vice President, Western Region of Ericsson, Inc. from 1995 to 1997. Mr. Speaks is a director of Glenayre Technologies, a supplier of wireless data infrastructure. Mr. Speaks holds a Bachelor of Science Degree for Civil Engineering from West Virginia Institute of Technology.

     David Woodrow has served as a director of the Company since June 2002. From September 2000 until March 2002, Mr. Woodrow served as the Chief Executive Officer and President of Qwest Digital Media LLC, a production and digital media management company. From 1982 until September 2000, Mr. Woodrow held a number of senior management positions, most recently the Executive Vice President, Broadband Services, with Cox Communications, Inc., a major cable operator in the United States. Mr. Woodrow is a director of several privately held companies. Mr. Woodrow holds B.S. and M.S. degrees in mechanical engineering from Purdue University and an M.B.A. from the University of Connecticut.

Board Committees and Meetings

     During fiscal 2004 the Board held twenty-one meetings and acted by unanimous written consent two times. The Board has an Audit Committee, Compensation Committee, and Nominating and Governance Committee.

     During fiscal 2004, all directors attended at least 75% of the aggregate of the meetings of the Board. Audit Committee, Compensation Committee, and Nominating and Governance Committee members attended at least 75% of the aggregate of their respective meetings. Commencing in 2004, it is the policy of the Board to encourage members of the Board to attend the annual stockholders meetings, although attendance is not required. Director attendance at each annual stockholders meeting, commencing with the 2004 stockholders meeting, will be posted on the Company’s web site at www.terayon.com. Commencing in 2003, the independent directors of the Board meet separately with no members of management present in executive sessions. It is further the policy of the Board that independent directors of the Board would meet in executive session at least once per quarter.

     Audit Committee

     The Audit Committee of the Board oversees our financial reporting process. For this purpose, the Audit Committee reviews our auditing, accounting, financial reporting and internal control functions and selects and engages the Company’s independent auditors. In discharging its duties, the Audit Committee reviews and approves the scope of the annual audit, and non-audit services to be performed by the independent auditors and the independent auditors’ audit and non-audit fees; recommends to the Board that the audited financial statements be included in the Annual Report on Form 10-K for filing with the Securities and Exchange Commission; meets independently with the Company’s independent auditors and senior management; and reviews the general scope of the Company’s accounting, financial reporting, annual audit and matters relating to internal control systems, as well as the results of the annual audit and interim financial statements, auditor independence issues, and the adequacy of the Audit Committee charter. The Audit Committee monitors the Company’s compliance with laws and regulations and standards of business conduct. The Audit Committee has also established procedures for (a) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and (b) the confidential, anonymous submission by the Company’s employees of concerns regarding questionable accounting or auditing matters.

     The Audit Committee operates under a written charter adopted by the Board. The Audit Committee Charter sets forth the duties and powers of the Audit Committee.

     The current members of the Audit Committee are Messrs. Slaven, Speaks and Woodrow with Mr. Slaven serving as Chairman of the Audit Committee. The Audit Committee met seven times during 2004 and acted by unanimous written consent two times. After considering transactions and relationships between each member of the Audit Committee or his immediate family and the Company and its subsidiaries and reviewing the qualifications of the members of the Audit Committee, the Board determined that all current members of the Audit Committee are, (1) “independent” as that term is defined in Section 10A of the Securities Exchange Act of 1934, as amended (Exchange Act); (2) “independent” as that term is defined in Rule 4200 of the listing standards of the National Association of Securities Dealers; and (3) financially literate and have the requisite financial sophistication as required by the NASDAQ rules applicable to issuers listed on the NASDAQ National Market.

     Audit Committee Financial Expert

     The Board has determined that the Audit Committee Chairman, Mr. Slaven, is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. The Board determined that Mr. Slaven and in that capacity acquired the relevant experience and expertise and the attributes set forth in the applicable rules in order to constitute him as an audit committee financial expert in part, through his current position as the Chief Financial Officer of SpectraSite, Inc. and his previous position as Chief Financial Officer at 3Com Corporation.

     Compensation Committee

     The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards stock options to employees and consultants under the Company’s stock option plans and performs other functions regarding compensation as the Board may delegate.

     The current members of the Compensation Committee are Messrs. Solomon and Speaks and Dr. Miller with Mr. Solomon serving as Chairman of the Compensation Committee. The Board has determined that all current members of the Compensation Committee are “independent” as that term is defined in Rule 4200 of the listing standards of the National Association of Securities Dealers. The Compensation Committee met five times in 2004 and acted by unanimous written consent three times.

     The Compensation Committee operates under a written charter adopted by the Board, which sets forth the duties and powers of the Compensation Committee.

     Nominating and Governance Committee

     The Nominating Committee was established in February 2003 and was reconstituted as the Nominating and Governance Committee in May 2004. The committee recommends director nominees to stand for election at the Company’s annual meeting of stockholders, monitors the board composition and handles corporate governance issues. The Nominating and Governance Committee has the authority under its charter to hire and approve the fee paid to consultants or search firms to assist in the process of identifying and evaluating candidates.

     The current members of the Nominating and Governance Committee are Messrs. Slaven, Solomon and Woodrow with Mr. Woodrow serving as Chairman of the Nominating and Governance Committee. The Board has determined that all current members of the Nominating and Governance Committee are “independent” as that term is defined in Rule 4200 of the listing standards of the National Association of Securities Dealers. The Nominating and Governance Committee met two times during 2004 and acted by unanimous written consent two times.

     The Nominating and Governance Committee operates under a written charter adopted by the Board, which sets forth the duties and powers of the Nominating and Governance Committee.

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

     To the Company’s knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent beneficial owners were complied with and filed on a timely basis except as set forth below: Messrs. Krstajic, Slaven, Solomon, Speaks, Woodrow and Richman, and Dr. Miller did not file a Form 4 reporting option grants each received on December 16, 2004 and filed the Form 5 reporting this transaction late in 2005.

Code of Ethics

     The Company adopted a Code of Business Conduct, which is applicable to all employees, including the controller, executive officers, including the chief executive officer, and the chief financial officer, and members of the Board of Directors. The Code of Business Conduct is available on the Company’s Investor Relations website (www.terayon.com/investor). The Code of Business Conduct satisfies the requirements under the Sarbanes-Oxley Act of 2002, as well as Nasdaq rules applicable to issuers listed on the Nasdaq National Market. The Code of Business Conduct, among other things, addresses issues relating to conflicts of interests, including internal reporting of violations and disclosures, and compliance with applicable laws, rules and regulations. The purpose of the code is to deter wrongdoing and to promote, among other things, honest and ethical conduct and to ensure to the greatest possible extent that our business is conducted in a legal and ethical manner. The Company intends to post amendments to or waivers from the Code of Business Conduct (to the extent applicable to the Company’s executive officers and members of the Board of Directors) at this location on its website.

Item 11. Executive Compensation

Summary of Compensation

     The following table shows for the fiscal years ended December 31, 2004, 2003 and 2002, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and its other four most highly compensated executive officers at December 31, 2004 (Named Executive Officers). There were no other Named Executive Officers of the Company during 2004.

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	Payouts
Name and Principal		Salary	Bonus	Compensation	Awards	Options/	LTIP	All Other
Position in Fiscal 2004	Year	($)	($) (10)	($)	($)	SARs (#)	Payouts ($)	Compensation ($)
Mr. Jerry D. Chase (1)	2004	125,897	—	—	—	800,000	—	52,694	(2)
Chief Executive Officer
Mr. Mark Richman (3)	2004	26,154	—	—	—	500,000	—	38	(2)
Senior Vice President and Chief Financial Officer
Dr. Zaki Rakib (11)	2004	308,654	—	—	—	—	—	1,395,875	(2)(4)(5)(6)
Chairman of the Board, former Secretary, and former Chief Executive Officer	2003	450,000	—	—	—	500,000	—	99,484	(6)(7)
	2002	450,000	—	—	—	—	—	25,500	(6)(8)
Mr. Shlomo Rakib (12)	2004	339,231	—	—	—	—	—	1,388,412	(2)(4)(5)
Chairman of the Board, former President and former Chief Technology Officer	2003	450,000	—	—	—	500,000	—	450	(7)
	2002	450,000	—	—	—	—	—	450	(8)
Mr. Edward Lopez (9)	2004	230,000	110,688	—	—	—	—	300	(2)
Former Senior Vice President, General Counsel and Human Resources	2003	230,000	—	—	—	250,000	—	300	(7)
	2002	230,000	—	—	—	—	—	300	(8)

(1)	Mr. Chase joined the Company as Chief Executive Officer on September 8, 2004. On an annualized basis, Mr. Chase’s salary is $400,000. Includes $52,544 of other compensation for relocation expenses paid by the Company on behalf of Mr. Chase in 2004.

(2)	Includes $150, $38, $300, $337 and $300 contributed by the Company for premiums under a group term life insurance policy on behalf of Mr. Chase, Mr. Richman, Dr. Rakib, Mr. Rakib and Mr. Lopez, respectively, in 2004.

(3)	Mr. Richman joined the Company as Chief Financial Officer on November 30, 2004. On an annualized basis, Mr. Richman’s salary is $300,000.

(4)	Includes $1,350,000 and $1,350,000 of other compensation as part of the severance package to Dr. Rakib and Mr. Rakib, respectively, in 2004.

(5)	Includes $38,075 and $38,075 of other compensation for accrued vacation paid to Dr. Rakib and Mr. Rakib, respectively, in 2004.

(6)	Includes $7,500, $30,000 and $25,200 of compensation paid by the Company on behalf of Dr. Rakib for an apartment in Israel in 2004, 2003 and 2002, respectively. In 2003, Dr. Rakib incurred $69,034 of incremental cost of personal usage of a corporate aircraft calculated in accordance with Internal Revenue Service guidelines. This amount is included in “All Other Compensation” in 2003. In 2002, Dr. Rakib paid $35,000 to reimburse the Company for his cost related to personal usage of a corporate aircraft calculated in accordance with Internal Revenue Service guidelines. This amount was not included in “All Other Compensation” in 2002, and may not be sufficient to cover all of the costs associated with his personal usage of the corporate aircraft in 2002.

(7)	Includes $450, $450 and $300 contributed by the Company for premiums under a group term life insurance policy on behalf of Dr. Rakib, Mr. Rakib and Mr. Lopez, respectively, in 2003.

(8)	Includes $300, $450, and $300 contributed by the Company for premiums under a group term life insurance policy on behalf of Dr. Rakib, Mr. Rakib, and Mr. Lopez, respectively, in 2002.

(9)	Mr. Lopez became a Named Executive Officer of the Company on July 15, 2003. On an annualized basis, Mr. Lopez’s salary was $230,000. Mr. Lopez was the acting Chief Financial Officer from July 31 2004 to November 30, 2004. Mr. Lopez resigned as Senior Vice President, General Counsel and Human Resources effective on December 31, 2004. In February 2005, Mr. Lopez resigned from the Company and he received the severance benefits pursuant to his employment agreement described below.

(10)	In 2003, Dr. Rakib and Mr. Rakib each accrued $216,563 of bonus related the Company’s Executive Compensation Plan, which would have been paid in 2004. Dr. Rakib and Mr. Rakib voluntarily waived their right to receive their bonuses and consequently did not receive any payout under the Company’s Executive Compensation Plan. In 2003, Mr. Lopez accrued $110,688 of bonuses related the Company’s Executive Compensation Plan, which was earned in 2003 and paid in 2004.

(11)	Dr. Rakib resigned as the Chief Executive Officer of the Company on September 7, 2004.

(12)	Mr. Rakib resigned as the President and Chief Technical Officer of the Company effective on October 1, 2004.

     The Company grants options to its United States employees, including its executive officers, under its 1997 Equity Incentive Plan, as amended, (1997 Plan) and options to its non-United States based employees under its 1999 Non-Officer Equity Incentive Plan (1999 Plan). In May 2003, the Board reduced the 1999 Plan by 13,762,174 shares and the 1997 Plan by 6,237,826 of shares. As of December 31, 2004, options to purchase a total 9,039,335 shares and 6,927,312 shares were outstanding under the 1997 Plan and the 1999 Plan, respectively, and 6,136,688 shares and 5,212,115 shares remained available for grant under the 1997 Plan and the 1999 Plan, respectively.

     The following tables show for the fiscal year ended December 31, 2004, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers. In accordance with the rules of the Securities and Exchange Commission, also shown in the below table is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

Option/SAR Grants in Last Fiscal Year

Individual Grants
	Number of	% of Total			Potential Realizable
	Securities	Options/			Value at Assumed
	Underlying	SARs	Exercise		Annual Rates of Stock
	Options/	Granted to	Or Base		Price Appreciation for
	SARs	Employees in	Price	Expiration	Option Term
Name	Granted (#)	Fiscal Year	($/Sh)	Date	5% ($)	10% ($)
Mr. Chase	800,000	17%	$1.67	09/7/2014	840,203	2,129,240
Mr. Richman	500,000	11%	$1.99	11/29/2014	625,750	1,585,774
Dr. Rakib	—	—	—	—	—	—
Mr. Rakib	—	—	—	—	—	—
Mr. Lopez	—	—	—	—	—	—

(1)	Option granted pursuant to the 1997 Plan. The option vests over a four year period, twenty-five percent of which will vest on September 8, 2005 and the remainder will vest on a monthly basis thereafter.

(2)	Option granted pursuant to the 1997 Plan. The option vests over a four year period, twenty-five percent of which will vest on November 30, 2005 and the remainder will vest on a monthly basis thereafter.

Aggregated Option/SAR Exercises in Last Fiscal Year, and FY-End Option/SAR Values

			Number of
			Securities
			Underlying			Value of Unexercised
			Unexercised			In-the-Money
			Options/SARs at			Options/SARs at
			FY-End (#)			FY-End ($)
	Shares Acquired	Value	Exercisable/			Exercisable/
Name	on Exercise (#)	Realized ($)	Unexercisable			Unexercisable (1)
Mr. Chase	—	—	—		800,000	—		$832,000
Mr. Richman	—	—	—		500,000	—		$360,000
Dr. Rakib	—	—	1,050,000	/	250,000	$65,000	/	$65,000
Mr. Rakib	—	—	1,050,000	/	250,000	$65,000	/	$65,000
Mr. Lopez	—	—	440,000	/	125,000	$32,000	/	$32,500

(1)	Calculated on the basis of the closing price of our common stock as reported on the NASDAQ National Market on December 31, 2004, minus the exercise price.

Employment Contracts, Termination of Employment
and Change of Control Agreements

     In August 2004, Mr. Lopez entered into a new employment agreement with the Company which superseded his prior employment agreement entered into in October 1999. Pursuant to the terms of his employment agreement, Mr. Lopez’s annual base salary was $230,000 and he was entitled to receive specified severance payments and benefits, as discussed below, in the event after October 1, 2004, his employment was terminated by the Company without cause or Mr. Lopez terminated his employment with the Company for any reason. Mr. Lopez resigned from his position at the Company effective December 31, 2004. In accordance with the terms of his employment agreement, he received the following severance payments and benefits: (a) a severance payment of $345,000; (b) subject to certain limitations, continuation of his employee benefits, at the Company’s expense, until December 31, 2005; (c) a lump sum payment of $57,500 in lieu of outplacement and career counseling services; and (d) continued vesting of his outstanding unvested stock options until December 31, 2005. In connection with the receipt of severance benefits, Mr. Lopez reaffirmed his continuing obligations after termination under the proprietary information and invention assignment agreement that he signed upon his employment, and entered into a release of claims with the Company.

     Dr. Rakib resigned as the Chief Executive Officer of the Company effective on September 7, 2004. Following his resignation, Dr. Rakib was appointed as Chairman of the Board. In connection with this transition, Dr. Rakib entered into a transition agreement with the Company pursuant to which he would remain with the Company as an employee until September 7, 2005. Pursuant to the agreement, Dr. Rakib also received a lump sum payment of $1,350,000, less taxes and withholdings. While Dr. Rakib remains an employee of the Company, his outstanding options will continue to vest in accordance with their terms, and he continues to receive benefits under group health, disability, life insurance and other welfare benefit plans. Prior to September 7, 2005, the Company cannot terminate Dr. Rakib’s employment except for cause, which is generally defined as certain types of criminal acts generally involving dishonesty, willful material misconduct as determined by the Board or failure to comply in any material respect with the terms of the transition agreement. In connection with his receipt of the lump sum payment, Dr. Rakib entered into a release of claims. Dr. Rakib also entered into a proprietary information and invention assignment agreement and is subject to covenants not to compete and not to solicit customers and employees while he is an employee or director of the Company and for one year afterwards. The transition agreement superseded Dr. Rakib’s prior employment agreement except that Dr. Rakib’s change of control severance agreement, as discussed below, remains in effect as amended by the transition agreement while he is an employee. The severance payments and benefits received by Dr. Rakib pursuant to the transition agreement would reduce any compensation and severance benefits that he otherwise may be entitled to receive under his change of control severance agreement.

     Mr. Rakib resigned as Chairman of the Board effective on September 8, 2004. Additionally, on October 1, 2004, Mr. Rakib resigned as President and Chief Technology Officer of the Company. Mr. Rakib remains as a director of the Company. In connection with this transition, Mr. Rakib entered into an agreement with the Company pursuant to which he would remain with the Company as an employee until October 1, 2005. Pursuant to the agreement, Mr. Rakib also received a lump sum payment of $1,350,000, less taxes and withholdings. While Mr. Rakib remains an employee of the Company, his outstanding options will continue to vest in accordance with their terms, and he continues to receive benefits under group health, disability, life insurance and other welfare benefit plans. Prior to October 1, 2005, the Company cannot terminate Mr. Rakib’s employment except for cause (which is defined similarly to Dr. Rakib’s transition agreement). In connection with his receipt of the lump sum payment, Mr. Rakib entered into a release of claims. Mr. Rakib also entered into a proprietary information and invention assignment agreement and is subject to covenants not to compete and not to solicit customers and employees while he is an employee or director of the Company and for one year afterwards. The transition agreement superseded Mr. Rakib’s prior employment agreement except that Mr. Rakib’s existing change of control severance agreement, as discussed below, remains in effect as amended by the transition agreement while he is an employee. The severance payments and benefits received by Mr. Rakib pursuant to the transition agreement would reduce any compensation and severance benefits that he otherwise may be entitled to receive under his change of control severance agreement.

     In January 2004, the Company entered into change of control severance agreements with Dr. Rakib and Messrs. Lopez and Rakib. These agreements provide for the payment of severance and acceleration of stock options upon termination of employment other than for cause or with good reason within twelve months of a change of control. Under the change of control severance agreements, 100% of unvested options would vest upon such termination. The change of control severance agreements also provide for a severance payment equal to 100% of base and target incentive compensation in the case of Mr. Lopez, and 150% of base and target incentive compensation in the case of Dr. Rakib and Mr. Rakib. Any payment that Dr. Rakib and Mr. Rakib would otherwise be entitled to receive pursuant to their change of control severance agreements would be reduced by the severance payments and benefits that each of Dr. Rakib, and Mr. Rakib received pursuant to their transition agreement and employment agreement, as discussed above. In addition, the change of control severance agreements of Dr. Rakib and Mr. Rakib will no longer be in effect after the expiration of their one-year transitional employment period as further discussed above. The termination of Mr. Lopez’s employment voided his change of control severance agreement.

     On July 22, 2004, Mr. Chase entered into a letter agreement with the Company providing for his appointment as the new Chief Executive Officer of the Company effective as of September 8, 2004. Pursuant to the letter agreement, Mr. Chase is entitled to receive an annual salary of $400,000 and eligible to receive an annual bonus of up to seventy-five percent of his base salary, the payment of which is based on the achievement of certain goals defined by the Company’s Board of Directors. In the event Mr. Chase’s employment is terminated by the Company without cause or Mr. Chase terminates his employment with the Company for good reason at any time on or before September 8, 2007, Mr. Chase is entitled to the following severance benefits: (a) a severance payment equal to twelve months of his then base salary; (b) subject to certain limitations, continuation of his employee benefits, at the Company’s expense, for the duration of such twelve month period; and (c) outplacement and career counseling services, at the Company’s expense, provided, that the expense shall not exceed twenty-five percent of his then base salary. Mr. Chase also was granted an option to purchase 800,000 shares of common stock of the Company under the 1997 Plan, at an exercise price per share of $1.67, which represented the closing selling price per share of the Company’s common stock on the NASDAQ National Market on

September 8, 2004. The option vests over a four year period, twenty-five percent of which will vest on September 8, 2005 and the remainder will vest on a monthly basis thereafter.

     Mr. Chase further entered into a change of control severance agreement with the Company, dated as of July 22, 2004. The agreement provides, among other things, that, during the term of the agreement, in the event Mr. Chase’s employment with the Company is terminated within twelve months of a change of control of the Company, without cause or Mr. Chase terminates his employment with the Company for good reason, Mr. Chase would be entitled to the following severance benefits: (i) a severance payment equal to one hundred percent of his then base salary and target bonus; (ii) subject to certain limitations, continuation of his employee benefits, at the Company’s expense, for the duration of such twelve month period; and (iii) full vesting of all of his unvested stock options upon termination of his employment. Any severance benefits provided to Mr. Chase under the severance agreement in connection with a change of control of the Company are offset and reduced by the value of any severance benefits that Mr. Chase may be entitled to receive under his letter agreement discussed above. The severance agreement is in effect until September 8, 2007.

     On November 10, 2004, Mr. Richman entered into a letter agreement with the Company providing for his appointment as the new Chief Financial Officer of the Company effective as of November 30, 2004. Pursuant to the letter agreement, Mr. Richman is entitled to receive an annual salary of $300,000 and eligible to receive an annual bonus of up to seventy-five percent of his base salary, the payment of which is based on the achievement of certain goals defined by the Company’s Board of Directors. In the event Mr. Richman’s employment is terminated by the Company without cause or Mr. Richman terminates his employment with the Company for good reason at any time on or before September 8, 2005, Mr. Richman is entitled to the following severance benefits: (a) a severance payment equal to twelve months of his then base salary; (b) subject to certain limitations, continuation of his employee benefits, at the Company’s expense, for the duration of such twelve month period; and (c) outplacement and career counseling services, at the Company’s expense, provided, that the expense shall not exceed twenty-five percent of his then base salary. Mr. Richman also was granted an option to purchase 500,000 shares of common stock of the Company under the 1997 Plan, at an exercise price per share of $1.99, which represented the closing selling price per share of the Company’s common stock on the NASDAQ National Market on November 30, 2004. The option will vest over a four year period, twenty-five percent of which will vest on November 30, 2005 and the remainder vests on a monthly basis thereafter.

     Mr. Richman further entered into a change of control severance agreement with the Company, dated as of March 24, 2005. The agreement provides, among other things, that, during the term of the agreement, in the event Mr. Richman’s employment with the Company is terminated within twelve months of a change of control of the Company, without cause or Mr. Richman terminates his employment with the Company for good reason, Mr. Richman would be entitled to the following severance benefits: (i) a severance payment equal to one hundred percent of his then base salary and target bonus; (ii) subject to certain limitations, continuation of his employee benefits, at the Company’s expense, for the duration of such twelve month period; and (iii) full vesting of all of his unvested stock options upon termination of his employment. Any severance benefits provided to Mr. Richman under the severance agreement in connection with a change of control of the Company are offset and reduced by the value of any severance benefits that Mr. Richman may be entitled to receive under his letter agreement discussed above. The severance agreement is in effect until November 30, 2005 and then renews for one (1) year periods unless terminated.

     The definitions of “change of control,” “cause” and “good reason” under the change of control severance agreements applicable to Dr. Rakib and Messrs. Chase, Rakib and Richman are as follows: “Change of control” is defined as an acquisition of more than 50% of the Company’s outstanding voting securities, a stockholder approved merger, consolidation or reorganization of more than 51% of the Company’s outstanding voting securities, a stockholder approved liquidation or dissolution of the Company or the agreement for the sale or dissolution of all or substantially all of the assets of the Company to a third party. “Cause” is defined as fraud, misappropriation, embezzlement or willful engagement in misconduct that is demonstrably and materially injurious to the Company and its subsidiaries taken as a whole. “Good reason” is defined as a change in job duties, status, position, responsibilities or salary, a failure to pay compensation, material change in a benefit plan, breach of the change of control severance agreement, insolvency, relocation that is more than 60 miles from Santa Clara, California or the Company’s termination attempts that do not comply with the severance agreement.

     Additionally, the Company has entered into change of control severance agreements with several employees who are not Named Executive Officers of the Company.

Report of the Compensation Committee
on Executive Compensation

     The Compensation Committee has furnished the following report on executive compensation for fiscal year 2004.

ROLE OF THE COMPENSATION COMMITTEE

     The Compensation Committee Charter gives the Compensation Committee the direct responsibility to:

o	review and approve corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer;

o	evaluate the performance of the Chief Executive Officer and, either as a committee or together with the other independent members of the Board, determine and approve the compensation level for the Chief Executive Officer; and

o	make recommendations to the Board regarding the compensation of the Company’s officers and certain compensation plans.

     The Committee’s specific responsibilities include:

•	periodic review of the Company’s general compensation policies and strategies, including executive compensation;

•	review and approve corporate goals and objectives relevant to executive officers and evaluation of their performance in light of those goals and objectives;

•	approve salaries, bonuses and all equity-based compensation of the Company’s officers;

•	review the Company’s benefit programs and review and approval of all incentive performance-based and equity based plans, plus review and approve other plans submitted to the Compensation Committee by management; and

•	review and approve the terms of employment contracts of the Company’s officers.

COMPENSATION PHILOSOPHY

     The goals of the Company, the Board and the Compensation Committee are to align compensation with business objectives and performance and to enable the Company to attract, retain and reward officers and other key employees who contribute to the long-term success of the Company and to motivate them to enhance long-term stockholder value. Key elements of this philosophy are:

•	The Company pays competitively compared to leading technology companies with which the Company competes for talent. To ensure that pay is competitive, the Company regularly compares its pay practices with these companies and establishes its pay parameters based on this review.

•	The Company considers individual and corporate performance and an individual’s level of responsibility, prior experience, breadth of knowledge and skill set in establishing an individual’s level of compensation.

•	The Company maintains annual incentive opportunities sufficient to provide motivation to achieve specific operating goals and to generate rewards that bring total compensation to competitive levels.

•	The Company provides significant equity-based incentives for executives and other key employees to ensure that they are motivated over the long term to respond to the Company’s business challenges and opportunities as owners and not just as employees.

     Philosophy Regarding Section 162(m) of the Code. Section 162(m) of the Internal Revenue Code , as amended (Code),limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain named executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation” within the meaning of the Code. While the Compensation Committee considers and attempts to preserve deductibility in executive compensation, it believes that stockholder interests are best preserved in not restricting the Compensation Committee’s discretion and flexibility in crafting and adopting compensation programs, even if such programs may result in certain non-deductible compensation expenses. Accordingly, the Compensation Committee may in the future approve compensation arrangements for certain officers that are not fully deductible. Further, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding the Company’s efforts, that compensation intended by the Company to satisfy the requirements for deductibility under Section 162(m) does in fact do so.

     The Compensation Committee has determined that stock options granted under the Company’s 1997 Plan with an exercise price at least equal to the fair market value of the Company’s common stock on the date of grant shall be treated as “performance-based compensation.”

     Long-Term Incentives. The Company believes in providing its employees, including its executive officers, with equity incentive through the form of stock option to provide employees with a personal incentive in the Company and as a retention mechanism. The Company believes that providing employees with such equity incentives builds long-term stockholder value and aligns the interests of the employees and the stockholders. The Company’s long-term equity incentive program consists of the 1997 Plan and the 1999 Plan. The equity incentive programs utilize vesting periods (generally four or five years for new hire stock option grants and shorter periods for stock option refresh grants) to encourage key employees to continue in the employ of the Company. Grants are made at 100% of the fair market value on the date of grant. Executives receive value from these grants only if the value of the Company’s common stock appreciates over the long-term. The Company determines the size of option grants based on competitive practices of comparable and leading companies in the technology industry and the Company’s philosophy of significantly linking executive compensation with stockholder interests.

CHIEF EXECUTIVE OFFICER COMPENSATION

     Mr. Chase joined the Company as Chief Executive Officer and a director in September 2004, and became President of the Company in March 2005. Mr. Chase’s annualized base salary was $400,000. Mr. Chase is also eligible to receive an annual bonus of up to seventy-five percent of his base salary based upon certain goals defined by the Company’s Board of Directors. Additionally, Mr. Chase was granted an option to purchase 800,000 shares of common stock of the Company under the 1997 Plan, at an exercise price per share of $1.67. The option vests over a four year period, twenty-five percent of which will vest on September 8, 2005 and the remainder will vest on a monthly basis thereafter. The Compensation Committee, approved Mr. Chase’s initial compensation arrangement, and will review annually Mr. Chase’s compensation arrangement. In determining Mr. Chase’s compensation, the Compensation Committee took into account (i) the fact that Mr. Chase was the Chief Executive Officer of a technology company that designs, develops and sells broadband equipment and video technology, (ii) the scope of Mr. Chase’s responsibility and (iii) Mr. Chase’s ability to lead the Company’s continued development.

     Dr. Rakib resigned as the Chief Executive Officer of the Company effective September 7, 2004. Dr. Rakib’s annualized base salary in 2004 was $450,000, and Dr. Rakib was eligible to receive a 2003 bonus of up to $216,563 under the Company’s 2003 Executive Incentive Compensation Plan (Compensation Plan), which would have been paid in 2004 Dr. Rakib voluntarily waived his right to receive his bonus and consequently did not receive any payout under the Compensation Plan, which is described below. The Compensation Committee, and in the past – the Board, reviewed Dr. Rakib’s compensation arrangement annually. In determining Dr. Rakib’s compensation the Compensation Committee took into account (i) the fact that Dr. Rakib was the Chief Executive Officer of a technology company that designs, develops and sells broadband equipment, (ii) the scope of Dr. Rakib’s responsibility and (iii) Dr. Rakib’s ability to lead the Company’s continued development.

     In 2003, the Board, upon the recommendation of the Compensation Committee, implemented the Compensation Plan for certain of the Company’s officers, including the Chief Executive Officer and each of the executive officers. The Compensation Plan was a bonus plan in which the Company’s officers would be eligible to receive a bonus based on (i) the Company’s performance and (ii) qualitative performance by the officer. The Chief Executive Officer would make a recommendation to the Compensation Committee on the qualitative performance of each of the officers and the Compensation Committee would evaluate the Chief Executive Officer’s performance. Any payment from the Compensation Plan would be based on a percentage of the officer’s base pay. The Compensation Plan expired on December 31, 2003.

     In 2004, the Compensation Committee issued stock options to all employees other than the Named Executive Officers. In determining the size of the stock option grant to the employees, the Compensation Committee considered the Company’s policy of providing employees with equity incentives to retain employees, stock option grants being provided by other companies that design, develop and sell broadband equipment and the size and value of outstanding stock option grants.

OTHER EXECUTIVE OFFICERS’ COMPENSATION

     In 2004, the other Named Executive Officers of the Company were Messrs. Lopez and Rakib, as well as Mr. Richman who was appointed the Chief Financial Officer of the Company in November 2004. In reviewing and approving the compensation, including base salary and incentive compensation (in both the form of equity in stock options and target compensation in the form of a bonus pursuant to a compensation plan) of the other Named Executive Officers, the Compensation Committee and the Board

considered the recommendation of the Chief Executive Officer,; to the extent available, the typical salary ranges for persons in comparable positions at comparable companies; and the person’s experience. The fiscal 2004 salaries of the Chief Executive Officers and Messrs. Lopez, Rakib, and Richman are shown in the Summary Compensation Table.

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS — FISCAL 2004
Lewis Solomon – Chairman of the Compensation Committee Howard W. Speaks, Jr.

Compensation Committee Interlocks and Insider Participation

     In the fiscal year ended December 31, 2004, the Compensation Committee consisted of Messrs. Solomon and Woodrow, with Mr. Solomon as Chairman. The Board members, Messrs. Krstajic, Slaven, Solomon, Speaks and Woodrow, and Dr. Miller are not, and were not in 2004, officers or employees of the Company. Each of the Company’s directors holds securities of the Company. No executive officer of the Company served on the board of directors or Compensation Committee of any entity, which has one or more executive officers serving as a member of the Company’s Board or Compensation Committee.

COMPENSATION OF DIRECTORS

     In October 2002, the Company adopted a compensation plan for non-employee board members whereby each non-employee director receives a monthly retainer of $2,000 and $1,000 per board or committee meeting attended. Committee chairs receive an additional $500 per committee meeting attended. In fiscal 2004, Mr. Krstajic received a total of $37,000, Dr. Miller a total of $11,500, Mr. Slaven a total of $48,000, Mr. Solomon a total of $45,000, Mr. Speaks a total of $23,000 and Mr. Woodrow a total of $47,000 for their board service. Additionally, two employee directors, Mr. Rakib and Dr. Rakib received a total of $6,000 and $10,500, respectively, of compensation for their board service in fiscal 2004. Mr. Speaks and Dr. Miller joined our Board in July and May of 2004, respectively. Mr. Chase joined our Board in September 2004 in connection with his appointment as the new Chief Executive Officer of the Company. The members of the board are eligible for reimbursement for their expenses incurred in connection with attendance at board and committee meetings in accordance with Company policy. Mr. Krstajic also received compensation of $30,000 in March of 2004 for consulting services that he provided to the Company in 2003.

     Each non-employee director of the Company also receives stock option grants under the 1998 Non-Employee Directors’ Stock Option Plan (Directors’ Plan). Only non-employee directors, which are currently Messrs. Krstajic, Slaven, Solomon, Speaks, Woodrow and Dr. Miller, are eligible to receive non-qualified stock options under the Directors’ Plan. The Directors’ Plan is administered by the board, unless the board delegates the administration of the Directors’ Plan to a committee comprised of board members.

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

     During fiscal 2004, the Company granted 296,000 shares of common stock pursuant to stock options from the Directors’ Plan to non-employee directors of the Company. On December 16, 2004, each of Messrs. Slaven, Woodrow, Krstajic, Solomon, Miller and Speaks received an option grant for 40,000, 40,000, 28,000, 37,000, 10,417 and 20,583 shares, respectively, of the Company’s common stock. The exercise price per share in effect under each such option was $2.74. On July 23, 2004, Mr. Miller received an option grant for 60,000 shares of the Company’s common stock with an exercise price of $1.80 per share. On May 26, 2004, Mr. Speaks received an option grant for 60,000 shares of the Company’s common stock with an exercise price of $3.07 per share. All exercise prices reflect the fair market value per share of the Company’s common stock on the grant date. As of December 31, 2004, 24,591 shares of common stock pursuant to options had been exercised under the Directors’ Plan.

     Directors who are employees of the Company do not receive separate compensation for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information regarding the ownership of the Company’s common stock as of April 15, 2005 by: (i) each director; (ii) each Named Executive Officers; (iii) each former Named Executive Officers; (iv) all Named Executive Officers, former Named Executive Officers, and directors of the Company as a group; and (v) all those known by the Company to be beneficial owners of more than five percent of its common stock. All shares of the Company’s common stock subject to options currently exercisable or exercisable within 60 days of April 15, 2005, are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 76,869,633 shares outstanding on April 15, 2005, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated in the table, the address of each party listed in the table is 4988 Great America Parkway, Santa Clara, California 95054.

	Beneficial Ownership
	Number of	Percentage
Beneficial Owner	Shares	Ownership
FMR Corporation	9,836,203	12.80%
82 Devonshire Street Boston, Massachusetts 02109 (1)
Kern Capital Management	9,734,200	12.66%
114 West 47th Street, Suite 1926 New York, New York 10036 (2)
Zaki Rakib (3)	4,302,040	5.50%
Shlomo Rakib (4)	4,302,040	5.50%
Edward Lopez (5)	505,647	*
Lewis Solomon (6)	316,721	*
Aleksander Krstajic (7)	239,218	*
David M. Woodrow (8)	89,269	*
Mark Slaven (9)	39,900	*
Jerry Chase (10)	—	*
Mark Richman (11)	—	*
Matthew Miller (12)	19,800	*
Howard W. Speaks, Jr. (13)	23,150	*

All executive officers, former executive officers, and directors as a group (11 persons) (14)		12.20%

(1)	FMR Corporation filed with the SEC an amendment to Schedule 13G, dated as of February 14, 2005, reporting beneficial ownership of 9,835,203 shares.

(2)	Kern Capital Management filed with the SEC a Schedule 13G, dated as of February 28, 2005, reporting beneficial ownership of 9,734,200 shares.

(3)	Shares beneficially owned by Dr. Zaki Rakib include 240,000 shares of common stock held by the Shlomo Rakib Children’s Trust of which Dr. and Mrs. Rakib are trustees and 1,300,000 shares of common stock underlying stock options, which are exercisable within 60 days of April 15, 2005. In addition, Mr. Rakib’s family members hold 3,580 shares of common stock underlying stock options. Dr. Rakib disclaims beneficial ownership of these shares and stock options.

(4)	Shares beneficially owned by Shlomo Rakib include 240,000 shares of common stock held by the Zaki Rakib Children’s Trust of which Mr. and Mrs. Rakib are trustees and 800,000 shares of common stock underlying stock options which are exercisable within 60 days of April 15, 2005. In addition, Mr. Rakib’s family members hold 3,580 shares of common stock underlying stock options. Mr. Rakib disclaims beneficial ownership of these shares and stock options.

(5)	Shares beneficially owned include 505,000 shares of common stock underlying stock options, which are exercisable within 60 days of April 15, 2005.

(6)	Shares beneficially owned include 254,667 shares of common stock underlying stock options, which are exercisable within 60 days of April 15, 2005.

(7)	Shares beneficially owned include 237,497 shares of common stock underlying stock options, which are exercisable within 60 days of April 15, 2005.

(8)	Shares beneficially owned include 85,343 shares of common stock underlying stock options that are exercisable within 60 days of April 15, 2005.

(9)	Shares beneficially owned include 36,550 shares of common stock underlying stock options that are exercisable within 60 days of April 15, 2005.

(10)	Mr. Chase joined the Company as Chief Executive Officer in September 2004.

(11)	Mark Richman joined the Company as Senior Vice President Finance and Administration and Chief Financial Officer in November 2004.

(12)	Shares beneficially owned include 19,800 shares of common stock underlying stock options that are exercisable within 60 days of April 15, 2005. Dr. Miller joined the Company as a director in July 2004.

(13)	Shares beneficially owned include 23,150 shares of common stock underlying stock options that are exercisable within 60 days of April 15, 2005. Mr. Speaks joined the Company as a director in May 2004.

(14)	Shares beneficially owned by the Company’s current directors and officers as a group includes 9,837,785 shares of common stock underlying stock options that are exercisable within 60 days of April 15, 2005.

Data Points (1)	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04
Terayon	$62.81	$4.06	$8.27	$2.05	$4.50	$2.71
S&P500	$1,469.25	$1,320.28	$1,148.08	$879.82	$1,111.92	$1,211.92
NASDAQ Telecom	$1,015.40	$463.44	$236.63	$108.79	$183.57	$198.25

Conversion to Index Point (2)	12/31/1999	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004
Terayon	170	11	22	6	12	7

S&P500	120	107	93	72	90	99

NASDAQ Telecom	203	93	47	22	37	40

(1)	Stock closing price

Item 13. Certain Relationships and Related Transactions

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

     During the fiscal year ended December 31, 2004, Harmonic, Inc. purchased equipment and services from the Company, which accounted for approximately $9.9 million worth of the Company’s revenues. Mr. Solomon, a director of the Company and member of the Company’s Compensation and Nominating and Governance Committees also serves as a member of the Board of Directors of Harmonic, Inc.

     During fiscal 2004, the Company employed Suzan Fishel, a sister of Dr. Rakib and Mr. Rakib. She was paid an aggregate salary of $99,500.08 for her services during the year.

     In January 2004, YAS Corporation (YAS), an entity affiliated with Rouzbeh Yassini-Fard, the Company’s Interim Head of Data Business from June to October 2004, entered into a consulting agreement with the Company. Pursuant to the consulting agreement, YAS agreed to provide the Company with consulting and market development services primarily in connection with the Company’s cable modem termination system (CMTS) products until December 31, 2006, unless earlier terminated. The scope of YAS’s consulting relationship is subject to specific tasks set forth in a statement of work agreed upon by YAS and the Company. Five specified consultants associated with YAS, including Dr. Yassini-Fard, agreed to provide consulting services to the Company on a non-exclusive basis. In consideration for its services, the Company agreed to pay YAS’s approved expenses and the following fees: (i) $140,000 per month for 2004, (ii) $50,000 per month for 2005 and (iii) $40,000 per month for 2006. Additionally, YAS would be paid a commission based on the number of sales of the Company’s CMTS products during the term of the agreement to the top fifteen North American Multiple System Operators, provided the aggregate commission to be paid to YAS would not exceed $4,920,000. The consulting agreement also sets forth the rights of the parties with respect to ownership of intellectual property created during the term of the agreement, with intellectual property created by YAS and its consultants belonging to YAS and intellectual property created by the Company and its employees belonging to the Company. The Company also agreed to indemnify YAS and its consultants in connection with YAS’s provision of services to the Company. In addition to the consulting relationship entered into with the Company in January 2004, Dr. Yassini-Fard and entities affiliated with him have acted as consultants to the Company in the past pursuant to prior consulting arrangements with the Company which have since expired. In fiscal year 2004, the Company paid YAS an aggregate of $1,880,000 for consulting services.

     In June 2004 in connection with Dr. Yassini-Fard’s appointment as Interim Head of Data Business of the Company, the consulting agreement with YAS was orally amended. The modified arrangement with YAS provided, among other things, that Dr. Yassini-Fard would serve on a full-time basis as Interim Head of Data Business until August 31, 2004. In that capacity, Dr. Yassini-Fard had full authority to operate the Data Business but was required to report to the Executive Committee of the Board on a regular basis. The Executive Committee of the Board was dissolved upon the appointment of Mr. Chase, and Mr. Yassini-Fard reported directly to the Company’s Board of Directors. YAS also added six additional consultants to work with the Company. In connection with Dr. Yassini-Fard’s modified role on an interim basis and the addition of six consultants, the monthly fee payable to YAS increased from $140,000 to $180,000. The other terms of the existing consulting agreement with YAS remained unaffected. Dr. Yassini-Fard’s position as the Company’s Interim Head of Data Business was extended to December 2004. Dr. Yassini-Fard is no longer the Company’s Interim Head of Data Business but the Company continues to engage YAS as a consultant to the Company pursuant to the terms and conditions of the original consulting agreement with YAS discussed above. Consequently, Dr. Yassini-Fard’s monthly fee payable to YAS was reduced to $140,000 for the remainder of 2004.

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

Item 14. Principal Accountant Fees and Services

     Ernst & Young LLP performed services for us in fiscal 2004 and 2003 related to financial statement audit work, quarterly reviews, tax services, special projects and other ongoing consulting projects. Fees paid to Ernst & Young in fiscal 2004 and 2003 were as follows:

	2004	2003
Audit Fees (1)	$1,067,569	$606,922
Tax Fees (2)	$55,150	$84,912
All Other Fees (3)	$—	$12,444

(1)	Audit fees represent aggregate fees billed for the audit of consolidated financial statements for the fiscal years ended December 31, 2004 and 2003 and the review of financial statements included in our quarterly reports on Form 10-Q.

(2)	Tax fees represent fees for professional services provided in connection with the preparation of our federal and state tax returns and advisory services for other tax compliance matters.

(3)	All other fees consist of fees for products and services other than the services reported above.

     Under the Sarbanes-Oxley Act of 2002 and the Charter of the Audit Committee, all audit and non-audit services performed by Ernst & Young must be approved in advance by our audit committee to assure that such services do not impair the auditors’ independence from the company. Our audit committee specifically approved all audit and non-audit services prior to them being performed by Ernst & Young in fiscal 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules

     (a) The following documents are filed as part of this report on Form 10-K/A:

(1)	Exhibits

The exhibits in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in County of Santa Clara, State of California, on the 2nd day of May, 2005.

TERAYON COMMUNICATION SYSTEMS, INC.
/s/ Jerry D. Chase
Jerry D. Chase
Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jerry D. Chase Jerry D. Chase	Chief Executive Officer and Director (Principal Executive Officer)	May 2, 2005
/s/ Mark A. Richman Mark A. Richman	Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2005
* Dr. Zaki Rakib	Chairman of the Board of Directors	May 2, 2005
* Shlomo Rakib	Director	May 2, 2005
* Lewis Solomon	Director	May 2, 2005
* Aleksander Krstajic	Director	May 2, 2005
* David Woodrow	Director	May 2, 2005
* Mark Slaven	Director	May 2, 2005
* Dr. Matthew Miller	Director	May 2, 2005
* Howard W. Speaks, Jr.	Director	May 2, 2005

* By /s/ Jerry D. Chase
Jerry D. Chase
Attorney-in- fact

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(14)

3.2	Bylaws of Terayon Communication Systems, Inc.(14)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(14)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.(6)

4.1	Specimen Common Stock Certificate.(2)

4.2	Amended and Restated Information and Registration Rights Agreement dated April 6, 1998.(1)

4.3	Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(5)

4.4	Registration Rights Agreement by and among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(5)

4.5	Indenture between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A. dated July 26, 2000.(5)

4.6	Rights Agreement between Terayon Communication Systems, Inc. and Fleet National Bank dated February 6, 2001.(6)

10.1	Form of Indemnity Agreement between Terayon Communication Systems, Inc. and each of its directors and officers.(19)

10.2	1995 Stock Option Plan, as amended.(1)

10.3	1997 Equity Incentive Plan, as amended.(9)

10.4	1998 Employee Stock Purchase Plan, as amended.(12)

10.5	1998 Non-Employee Directors Stock Option Plan as amended.(1)

10.6	1998 Employee Stock Purchase Plan Offering for Foreign Employees.(7)

10.7	1999 Non-Officer Equity Incentive Plan, as amended.(13)

10.8	Azrieli Center Offices Lease Agreement, dated January 23, 2002, between Canit HaShalom Investments Ltd. and Terayon Communication Systems, Inc.(9)

10.9	Azrieli Center Agreement to Transfer Lease Rights dated 23rd day of January, 2000.(11)

10.10	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(9)

10.11	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(9)

10.12	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.(9)

10.13	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2001, between Imedia Semiconductor Corporation and Cable Television Laboratories, Inc.(9)

10.14	Lease Agreement, dated September 18, 1996, between Sobrato Interests III and VeriFone.(10)

10.15	Sublease, dated April 1, 2002, by and between Terayon Communication Systems, Inc. and Hewlett-Packard Company.(10)

10.16	Aircraft Lease Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(11)

10.17	Letter of Credit Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(11)

10.18	Agreement dated January 23, 2004, between Terayon Communication Systems, Inc. and YAS Corporation.(15)

Exhibit
Number	Exhibit Description
10.19	First Amendment to Aircraft Lease Agreement, dated December 31, 2003, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(17)

10.20	Code of Business Conduct.(17)

10.21	Notification Letter of Intent to Terminate or Sublease the Aircraft Lease Agreement dated March 12, 2004.(17)

10.22	Employment Agreement dated July 22, 2004 between Terayon Communication Systems, Inc. and Jerry D. Chase.(16)

10.23	Severance Agreement dated July 22, 2004, between Terayon Communication Systems, Inc. and Jerry D. Chase.(16)

10.24	Proprietary Information and Inventions Agreement dated July 22, 2004 between Terayon Communication Systems, Inc. and Jerry D. Chase.(16)

10.25	Aircraft Sublease Agreement dated August 24, 2004 between Terayon Communication Systems, Inc. and United Furniture Equipment Rental, Inc.(16)

10.26	Employment Agreement dated November 8, 2004 between Terayon Communication Systems, Inc. and Mark A. Richman.(19)

10.27	Form of Severance Agreement between Terayon Communication Systems, Inc. and Mark A. Richman.(19)

10.28	Proprietary Information and Inventions Agreement dated November 10, 2004 between Terayon Communication Systems, Inc. and Mark A. Richman.(19)

10.29	Separation Agreement dated August 2, 2004 between Terayon Communication Systems, Inc. and Edward Lopez.(16)

10.30	Form of Option Agreement for the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan.(18)

10.31	Transition Agreement dated June 21, 2004, between Terayon Communication Systems, Inc. and Zaki Rakib.(15)

10.32	Employment Agreement dated June 21, 2004, between Terayon Communication Systems, Inc. and Selim (Shlomo) Rakib.(15)

10.33	Form of Option Agreement for the Terayon Communication Systems, Inc. 1998 Non-Employee Directors Stock Option Plan.(19)

21.1	List of Subsidiaries.(19)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.(19)

24.1	Power of Attorney.(19)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(19)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(19)

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1/A filed on July 31, 1998 (File No. 333-69699).

(3)	Incorporated by reference to our Report on Form 10-Q filed on November 15, 1999.

(4)	Incorporated by reference to our Registration Statement on Form S-8 filed on December 29, 1999.

(5)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).

(6)	Incorporated by reference to our Report on Form 8-K filed on February 9, 2001.

(7)	Incorporated by reference to our Report on Form 10-K filed on April 2, 2001.

(8)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2001.

(9)	Incorporated by reference to our Report on Form 10-K filed on April 1, 2002.

(10)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2002.

(11)	Incorporated by reference to our Report on Form 10-K filed on March 27, 2003.

(12)	Incorporated by reference to our Report on Registration Statement on Form S-8 filed on August 30, 2002.

(13)	Incorporated by reference to our Report on Form 10-Q filed on August 14, 2003.

(14)	Incorporated by reference to our Report on Form 8-K filed on November 21, 2003.

(15)	Incorporated by reference to our Report on Form 10-Q filed on July 27, 2004.

(16)	Incorporated by reference to our Report on Form 10-Q filed on November 9, 2004.

(17)	Incorporated by reference to our Report on Form 10-K filed on March 15, 2004.

(18)	Incorporated by reference to our Report on Form 8-K filed on September 14, 2004.

(19)	Incorporated by reference to our Report on Form 10-K filed on March 15, 2005.