Form 10-Q
period 2005-03-31
TERAYON COMMUNICATION SYSTEMS
filed 2005-05-10
CIK 1052303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of April 15, 2005 registrant had outstanding 76,869,633 shares of Common Stock.

INDEX

TERAYON COMMUNICATION SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,637	$43,218
Short-term investments	69,180	54,517
Accounts receivable, net	13,380	16,554
Accounts receivable from related parties	6,356	3,106
Other current receivables	1,242	1,044
Inventory	18,611	17,144
Other current assets	1,634	2,042

Total current assets	141,040	137,625
Property and equipment, net	4,840	5,760
Restricted cash	8,817	8,827
Other assets, net	710	1,522

Total assets	$155,407	$153,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,278	$7,845
Accrued payroll and related expenses	3,601	3,936
Deferred revenues	2,862	2,579
Deferred gain on sale of semiconductor assets	6,210	—
Accrued warranty expenses	3,141	3,870
Current portion of accrued restructuring and executive severance	3,092	3,902
Accrued vendor cancellation charges	373	521
Accrued other liabilities	4,031	4,562
Interest payable	542	1,356

Total current liabilities	32,130	28,571

Other long-term obligations	1,725	2,077
Long term portion of accrued restructuring and executive severance	1,772	1,664
Convertible subordinated notes	65,081	65,081

Commitments and contingencies

Stockholders’ equity:
Common stock	77	76
Additional paid in capital	1,085,008	1,083,711
Accumulated deficit	(1,026,695)	(1,024,091)
Treasury stock, at cost	(773)	(773)
Accumulated other comprehensive loss	(2,918)	(2,582)

Total stockholders’ equity	54,699	56,341

Total liabilities and stockholders’ equity	$155,407	$153,734

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues	$17,536	$40,423
Related party revenues	8,827	745

Total revenues	26,363	41,168

Cost of revenues	11,360	28,564
Cost of related party revenues	1,683	207

Total cost of revenues	13,043	28,771

Gross profit	13,320	12,397

Operating expenses:
Research and development	5,944	9,467
Sales and marketing	5,673	7,221
General and administrative	2,795	2,436
Restructuring charges, executive severance and asset write-offs	1,282	3,367

Total operating expenses	15,694	22,491

Loss from operations	(2,374)	(10,094)

Interest income	568	452
Interest expense	(814)	(819)
Other income	66	280

Loss before income tax expense	(2,554)	(10,181)

Income tax expense	(50)	(66)

Net loss	$(2,604)	$(10,247)

Net loss per share, basic and diluted	$(0.03)	$(0.14)

Shares used in per share calculation, basic and diluted	76,738	75,516

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating activities:
Net loss	$(2,604)	$(10,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	853	1,842
Reduction of accounts receivable allowance	(675)	—
Amortization of deferred compensation	—	17
Inventory reserves	373	623
Impairment and write-off of fixed assets	272	124
Net changes in operating assets and liabilities:
Accounts receivable	3,849	385
Accounts receivable from related parties	(3,250)	373
Inventory	(1,840)	(3,526)
Other assets	1,032	2,334
Accounts payable	433	(4,687)
Accrued payroll and related expenses	(335)	(1,465)
Deferred revenues	283	1,028
Accrued warranty expenses	(729)	(904)
Accrued restructuring and executive severance	(702)	2,098
Accrued vendor cancellation charges	(148)	(1,470)
Other accrued liabilities	(2,202)	(1,655)
Interest payable	(814)	—

Net cash used in operating activities	(6,204)	(15,130)

Investing activities:
Purchases of short-term investments	(27,176)	(39,997)
Proceeds from sales and maturities of short-term investments	12,208	101,301
Proceeds from sale of semiconductor assets, net	7,892	—
Purchases of property and equipment	(568)	(916)

Net cash provided by (used in) investing activities	(7,644)	60,388

Financing activities:
Principal payments on capital leases	—	(50)
Proceeds from issuance of common stock	1,298	740

Net cash provided by financing activities	1,298	690
Effect of foreign currency exchange rate changes	(31)	(76)

Net increase (decrease) in cash and cash equivalents	(12,581)	45,872
Cash and cash equivalents at beginning of period	43,218	30,188

Cash and cash equivalents at end of period	$30,637	$76,060

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

2. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements at March 31, 2005 and for the three months ended March 31, 2005 and 2004 have been included.

     Results for the three months ended March 31, 2005 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Form 10-K dated March 15, 2005, as filed with the U.S. Securities and Exchange Commission. The accompanying condensed consolidated balance sheet at December 31, 2004 is derived from audited consolidated financial statements at that date.

Basis of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

     The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Areas that are particularly significant include the Company’s valuation of its accounts receivable and inventory, the assessment of recoverability and the measurement of impairment of fixed assets, and the recognition of restructuring liabilities.

Stock-based compensation

     The Company accounts for stock-based compensation for its employees using the intrinsic value method presented in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25), and includes the disclosure-only provisions as required under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS

123). The Company provides additional pro forma disclosures as required under SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”.

     For purposes of pro forma disclosures, the estimated fair value of the options granted and employee stock purchase plan shares to be issued is amortized to expense over their respective vesting periods. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	For the three months ended
	March 31,
	2005	2004
Net loss, as reported	$(2,604)	$(10,247)
Add: Stock-based compensation under APB 25	—	17
Deduct: Stock option compensation expense determined under fair value-based method	(1,316)	(4,509)
Employee stock purchase plan compensation expense determined under fair value-based method	—	(357)

Pro forma net loss	$(3,920)	$(15,096)

Net loss per share, basic and diluted, as reported	$(0.03)	$(0.14)

Pro forma net loss per share, basic and diluted	($0.05)	$(0.20)

Shares used in computing pro forma net loss per share, basic and diluted	76,738	75,516

Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$2,107	$1,880
Work-in-process	0	1,501
Finished goods	16,504	13,763

Inventory, net	$18,611	$17,144

Purchase Obligations

     The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations consist of purchase orders placed with vendors for goods and services and require the Company to purchase minimum quantities of the suppliers’ products at a specified price. As of March 31, 2005, $24.1 million of purchase obligations were outstanding. The Company accrued for vendor cancellation charges in an amount, which represented management’s estimate of the Company’s exposure to vendors for its inventory commitments. At March 31, 2005, accrued vendor cancellation charges were $0.4 million and the remaining $23.7 million was attributable to open purchase orders in the normal course of business. The remaining obligations are expected to become payable at various times throughout 2005.

Changes in Accounting Estimates

     For the three months ended March 31, 2005 and March 31, 2004, the Company’s gross margins were benefited by the reversal of approximately $0.2 million and $1.3 million, respectively of accrued vendor cancellation charges, which were previously recorded as cost of revenues. Additionally, during the three months ended March 31, 2005 and March 31, 2004, the Company’s gross margins were benefited by the sale of inventory of approximately $0.5 million and $0.7 million, respectively, originally considered to be excess or obsolete, which had been written off in prior periods.

     In the first quarter of 2005, the Company reversed approximately $0.6 million of accounts receivable reserve as the Company was able to collect accounts which had previously been specifically reserved.

Net Loss Per Share

     A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	For the three months ended
	March 31,
	2005	2004
Net loss	$(2,604)	$(10,247)

Shares used in computing basic and diluted net loss per share	76,738	75,516

Basic and diluted net loss per share	$(0.03)	$(0.14)

     Options to purchase 14,019,701 and 16,527,067 shares of common stock were outstanding at March 31, 2005 and March 31, 2004, respectively, but were not included in the computation of diluted net loss per share since the effect would have been anti-dilutive.

Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of net unrealized gains or losses on short-term investments and accumulated net foreign currency translation gains or losses.

     The following are the components of comprehensive loss (in thousands):

	For the three months ended
	March 31,
	2005	2004
Net loss	$(2,604)	$(10,247)
Cumulative translation adjustments.	(31)	(76)
Change in unrealized gain (loss) on available- for-sale investments	(305)	3

Total comprehensive net loss	$(2,940)	$(10,320)

Impact of Recently Issued Accounting Standards

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), (SFAS 123(R)), “Share-Based Payment,” which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. After a phase-in period for SFAS 123(R), pro forma disclosure will no longer be allowed. The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, the Company’s effective date for implementation of SFAS 123(R) is January 1, 2006. The Company has not yet determined which phase-in method it will adopt.

In the first quarter of 2005 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS 123(R).

     As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation expense for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will likely have a material impact on the Company’s results of operations, although it will have no impact on its overall financial position. See Stock Based Compensation, above for information related to the pro forma effects on the Company’s reported net loss and net loss per common share of applying the fair value recognition provisions of the previous SFAS 123 to stock-based employee compensation.

     In November 2004, the FASB issued SFAS 151, “Inventory Costs,” which revised Accounting Research Bulletin No. 43 (“ARB 43”), relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company’s financial statements.

3. Contingencies

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

     On February 23, 2004, the Court issued an order disqualifying two of the lead plaintiffs. The order also states that plaintiffs’ counsel must provide certain information to the Court about counsel’s relationship with the disqualified lead plaintiffs, and it provides that defendants may serve certain additional discovery. On March 24, 2004, plaintiffs submitted certain documents to the Court in response to its order, and, on April 16, 2004, the Company responded to this submission. The Company has also initiated discovery pursuant to the Court’s February 23, 2004 order. Were an unfavorable ruling to occur in this legal matter, there exists the possibility of a material adverse impact on the Company’s results of operations for the period in which the ruling occurs.

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

     The Court of Appeals’ opinion affirming dismissal of the Bertram case does not end the class action. The Company believes that the allegations in the class action are without merit, and intends to contest this matter vigorously. This matter, however, could prove costly and time consuming to defend, and there can be no assurances about the eventual outcome.

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

     The Company believes that there are many defects in the Campbell and O’Brien derivative complaints. However, were an unfavorable ruling to occur in this legal matter, there exists the possibility of a material adverse impact on the Company’s results of operations for the period in which the ruling occurs.

     In January 2005, Adelphia Corporation (Adelphia) sued the Company in the District Court of the City and County of Denver, Colorado. Adelphia’s complaint alleges, among other things, breach of contract and misrepresentation in connection with the Company’s sale of CMTS products to Adelphia and the Company’s announcement to cease future investment in the CMTS market. Adelphia seeks unspecified monetary damages and declaratory relief. The Company filed a motion to dismiss the complaint on February 24, 2005. On March 21, 2005, Adelphia filed its response to the motion to dismiss the complaint, and on April 5, 2005, the Company filed its reply in support of the motion to dismiss the complaint. On April 29, 2005, the court denied the Company’s motion to dismiss the complaint, thereby permitting the case and discovery to go forward. The Company has until May 19, 2005 to respond to Adelphia’s complaint. As the Company believes that Adelphia’s allegations are without merit, it intends to contest this matter vigorously. This matter, however, could prove costly and time consuming to defend, and there can be no assurances about the eventual outcome. Were an unfavorable ruling to occur in this legal matter, there exists the possibility of a material adverse impact on the Company’s results of operations for the period in which the ruling occurs.

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

     The Company may, in the future, take legal action to enforce its patents and other intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect the Company’s business, operating results, financial position and liquidity.

     The Company is currently a party to various other legal proceedings, in addition to those noted above, and may become involved from time to time in other legal proceedings in the future. While the Company currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position or overall results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in any of the Company’s legal proceedings, there exists the possibility of a material adverse impact on the Company’s results of operations for the period in which the ruling occurs. The estimate of the potential impact on the Company’s financial position and overall results of operations for any of the above legal proceedings could change in the future.

4. Operating Segment Information

     The Company operates as one business segment.

	Three months ended
	March 31,
(in thousands)	2005	2004
Revenues by product:
Digital Video Solutions (DVS)	$13,046	$6,071
Home Access Solutions (HAS)	11,569	23,776
Cable Modem Termination Systems (CMTS)	1,652	11,135
Other	96	186

Total revenues	$26,363	$41,168

Revenues by geographic areas:
United States	$15,267	$21,832
Americas excluding, United States	137	1,639
Europe, Middle East and Africa, (EMEA), excluding Israel	4,186	7,924
Israel	1,187	3,284
Asia excluding Japan	5,565	4,095
Japan	—	2,394
Other	21	—

Total	$26,363	$41,168

	March 31,	December 31,
	2005	2004
Long-lived assets:
United States	$4,255	$4,423
Americas excluding United States	—	402
EMEA excluding Israel	115	131
Israel	367	687
Asia	103	117

Total long-lived assets	4,840	5,760
Total current assets	141,040	137,625
Other assets	9,527	10,349

Total assets	$155,407	$153,734

     One customer, Harmonic, which is a related party (See Note 6) accounted for 10% or more of total revenues (33%) for the three months ended March 31, 2005. One customer, Adelphia accounted for 10% of total revenues (24%) for the three months ended March 31, 2004. No other customer accounted for more than 10% of revenues during these periods. Additionally, one customer accounted for more than 10% of the Company’s accounts receivables (32%) at March 31, 2005.

5. Restructuring Charges and Asset Write-offs

Restructuring

     The Company accrues for termination costs in accordance with paragraph 3 of SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS 112, “Employers’ Accounting for Post Employment Benefits”. Liabilities are initially measured at their fair value on the date in which they are incurred based on plans approved by the Company’s Board of Directors. Accrued employee termination costs principally consist of three components: 1) a lump-sum severance payment based upon the years of service (e.g. two weeks per year of service); 2) COBRA insurance based on years of service and rounded up to the month; and 3) an estimate of costs for outplacement services immediately provided to the affected employees. Most employees are terminated on the date of notification so there is no additional service period required to be included in the determination of accrued termination costs. Where such services are required for a period over 60 days the Company ratably amortizes termination costs over the required service period.

     2004 Restructurings

     During the first quarter of 2004, the Company initiated a Board of Director’s approved restructuring plan to bring operating expenses in line with revenue levels. The Company incurred restructuring charges in the amount of $3.3 million of which $1.0 million related to employee termination costs, $0.9 million related to termination costs for an aircraft lease, and $1.4 million related to costs for excess leased facilities in the first quarter of 2004. The Company incurred additional restructuring charges in the amount of $1.1 million in the second quarter of 2004 related to additional costs for excess leased facilities resulting in a second restructuring plan. In the fourth quarter of 2004 to further conform the Company’s expenses to its revenue and to cease investment in the CMTS product line, the Company’s Board of Directors approved a third restructuring plan that resulted in a charge in the amount of $1.3 million related to employee terminations. During the first quarter of 2005, the Company recorded an additional charge of $0.6 million of 2004 employee termination costs related to the CMTS product line.

     Each quarter, the Company re-evaluates the 2004 restructuring charges for the employee severance, excess leased facilities and the aircraft lease. Based on market conditions, new assumptions provided by its real-estate broker, and the terms of an aircraft sublease agreement, which the Company entered into in the third quarter of 2004, the Company revalues the restructuring liability. During the first quarter of 2005 the Company re-evaluated the 2004 restructuring liability estimates. Based on new assumptions provided by its real-estate broker, the Company increased the 2004 restructuring accrual by $0.7 million for the quarter ended March 31, 2005.

     As of March 31, 2005, $3.7 million of 2004 restructuring charges remained accrued. The Company had paid $0.6 million in termination costs, $0.1 million of costs related to the aircraft lease, and $0.3 million of costs related to excess leased facilities in the three months ended March 31, 2005.

     The Company anticipates the remaining restructuring accrual related to the aircraft lease to be substantially utilized for servicing operating lease payments, through January 2007, and the remaining restructuring accrual related to excess leased facilities to be utilized for servicing operating lease payments or negotiating a buyout of operating lease commitments through October 2009.

     The accrual for the aircraft lease approximates the difference between the Company’s current costs for the aircraft lease and the estimated income derived from the sublease of the aircraft.

     The amount of net charges accrued under the 2004 restructuring plans assumes that the Company will successfully sublease excess leased facilities. The accrual for the excess leased facilities includes the estimated income derived from subleasing, which is based on information from the Company’s real-estate brokers, who provide estimates based on assumptions relevant to the real estate market conditions. Even though it is the Company’s intent to sublease its interests in the excess facility at the earliest possible time, the Company cannot determine with certainty a fixed date by which such events will occur, if at all. In light of this uncertainty, the Company will continue to periodically re-evaluate and adjust the accrual, as necessary.

     This table summarizes the accrued restructuring balances related to the 2004 restructurings as of March 31, 2005 (in thousands):

			Excess
			Leased
			Facilities
	Involuntary	Aircraft	and
	Employee	Lease	Cancelled
	Terminations	Termination	Contracts,	Total
Balance at December 31, 2004	$592	$692	$1,998	$3,282
Cash payments	(569)	(85)	(318)	(972)
Charges	717	—	—	717
Changes in estimate	—	—	659	659

Balance at March 31, 2005	$740	$607	$2,339	$3,686

     2002 Restructuring

     During 2002, a restructuring plan (2002 Plan) was approved by the Board of Directors and the Company incurred restructuring charges in the amount of $3.6 million of which $15,000 remained accrued at March 31, 2005, for excess leased facilities in Israel. During 2004, improving real estate market conditions in Israel gave rise to the Company’s improved tenant sublease assumptions and , as a result, the Company revalued the accrual for excess leased facilities in Israel and decreased the accrual by $0.1 million. Additionally, the Company reclassified $1.1 million between the 2002 Plan and 2001 Plan in the fourth quarter of 2004.

     This table summarizes the accrued restructuring balances related to the 2002 Plan as of March 31, 2005 (in thousands):

		Excess Leased
	Involuntary	Facilities and
	Employee	Cancelled
	Terminations	Contracts	Total

Balance at December 31, 2004	$—	$15	$15
Cash payments	—	—	—

Balance at March 31, 2005	$—	$15	$15

     2001 Restructuring

     During 2001, the Board of Directors approved a restructuring plan (2001 Plan) and the Company incurred restructuring charges in the amount of $12.7 million of which $1.1 million remained accrued at March 31, 2005, for excess leased facilities in Israel. During 2004, improving real estate market conditions in Israel gave rise to the Company’s improved tenant sublease assumptions thereby creating a change in estimate of $1.4 million. Additionally, a reclassification between the 2002 Plan and 2001 Plans increased the 2001 Plan by $1.1 million in the fourth quarter of 2004. The Company currently anticipates the remaining restructuring accrual relating to excess leased facilities, will be utilized for servicing operating lease payments through 2005.

     During the first quarter of 2005 the Company re-evaluated the 2001 restructuring accrual estimates for the excess facilities in Israel. Based on actual usage and new assumptions provided by its real-estate broker, and new assumptions for employee severance, the Company decreased the restructuring charge by $0.2 million for the quarter ended March 31, 2005.

     This table summarizes the accrued restructuring balances related to the 2001 Plan as of March 31, 2005 (in thousands):

		Excess
		Leased
	Involuntary	Facilities and
	Employee	Cancelled
	Terminations	Contracts	Total
Balance at December 31, 2004	$50	$1,788	$1,838
Cash payments	(50)	(460)	(510)
Changes in estimate		(194)	(194)

Balance at March 31, 2005	$—	$1,134	$1,134

Executive Severance

     In 2004, the Company entered into employment agreements with three executive officers who subsequently resigned from the Company. Most of the severance costs related to these officers were paid in 2004. Approximately $29,000 of employee benefits for the executive officers remain accrued, which are expected to be paid through 2005.

Asset Write-offs

     The Company wrote off $0.1 million in each of the three months ended March 31, 2005 and March 31, 2004, of fixed assets relating to restructuring activities, which were determined to have no remaining useful life. Additionally, for the three months ended March 31, 2005, the Company wrote off $0.2 million of fixed assets, which were charged to other income (loss). The Company did not write off any additional assets in the three months ended March 31, 2004.

6. Related Party Transactions

     Lewis Solomon, a member of the Company’s Board of Directors is also a member of the Board of Directors of Harmonic, Inc. (Harmonic). Harmonic is an authorized, non-exclusive reseller of certain of the Company’s video products. For the three months ended March 31, 2005 and March 31, 2004, related party revenue from Harmonic was $8.8 million and $0.7 million, respectively.

     Cost of related party revenues in the Company’s consolidated statements of operations consists of direct and indirect costs. Accounts receivable from Harmonic totaled approximately $6.4 million at March 31, 2005. Harmonic is not a supplier to the Company.

7. Product Warranties

     The Company provides for estimated product warranty expenses when it sells the related products. The Company has comprehensive processes that it uses to estimate accruals for warranty exposure. The processes include specific evaluation by product type, estimated failure rates and costs to repair or replace. Although the Company believes it has the continued ability to reasonably estimate warranty expenses, unforeseeable changes in factors used to estimate the accrual for warranty could occur. These unforeseeable changes could cause a material change in the Company’s warranty accrual estimate. Such a change would be recorded in the period in which the change was identified.

     An analysis of changes in the liability for product warranties for the three months ended March 31, 2005 and 2004, is as follows (in thousands):

				Charges for
	Balance at	Additions	Expiration	warranty	Balance at
	beginning of	charged to	accrued of	services	end of
	period	expenses	warranty	provided	period
Quarter ended March 31, 2004 accrued warranty expenses	$5,509	1,076	(835)	(1,145)	$4,605
Quarter ended March 31, 2005 accrued warranty expenses	$3,870	286	(839)	(176)	$3,141

8. Sale of Certain Assets

     On February 7, 2005, the Company entered into an agreement with ATI Technologies, Inc (ATI) to sell certain cable modem semiconductor assets to ATI for a total purchase price of up to $13.8 million if the Company achieves all the milestones specified in the agreement. Under the terms of the agreement, ATI acquired the Company’s cable modem silicon intellectual property and related software, assumed a lease and hired approximately twenty-five employees from the Company’s design team. Upon closing on March 9, 2005, the Company received $8.6 million in cash which was comprised of a $6.95 million initial payment and $1.65 million of the $1.9 million for having met the first milestone. ATI retained $0.25 million of the first milestone payment to pay for retention bonuses to former Company employees that accepted employment with ATI. As of March 31, 2005, the Company had deferred the net gain of $6.2 million, which represented the cash receipt of $8.6 million, less transaction related costs of $2.4 million. The balance of $5.2 million of the purchase price will be paid to the Company upon the Company achieving four remaining milestones over the subsequent 15 months and upon the release of the escrow. The agreement also sets forth representations and warranties made by the Company that may cause it to incur liabilities and penalties arising out of its failure to meet certain conditions and milestones. The maximum liability for the Company is the greater of $11.5 million or the total amount of the purchase price paid by ATI plus $1.5 million. The gain on the sale of the assets, if any, will be recognized upon completion of all milestones or when the contingencies related to the sale are resolved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

Overview

     We sell our digital video solution (DVS) products to cable operators, satellite providers and television broadcasters. Additionally, we sell our home access solution (HAS) products, including cable modems, embedded multimedia terminal adapters (eMTA), home networking devices, and to a lesser extent cable modem termination system (CMTS) product line to cable operators.

      On February 7, 2005, we entered into an agreement with ATI Technologies, Inc (ATI) to sell certain cable modem semiconductors assets to ATI for a total purchase price of up to $13.8 million if we achieve all the milestones specified in the agreement. Under the terms of the agreement, ATI acquired our cable modem silicon intellectual property and related software, assumed a lease and hired approximately twenty-five employees from our design team. Upon closing on March 9, 2005, we received $8.6 million in cash, which was comprised of a $6.95 million initial payments and $1.65 million of the $1.9 million for having met the first milestone. ATI retained $0.25 million of the first milestone payment to pay for retention bonuses to our former employees that accepted employment with ATI. As of March 31, 2005, we had deferred the net gain of $6.2 million, which represented the cash receipt of $8.6 million, less transaction related costs of $2.4 million. The balance of $5.2 million of the purchase price will be paid to us upon our achieving four remaining milestones over the subsequent 15 months and upon the release of the escrow. The agreement also sets forth representations and warranties made by us that may cause us to incur liabilities and penalties arising out of our failure to meet certain conditions and milestones. The maximum liability for us is the greater of $11.5 million or the total amount of the purchase price paid by ATI plus $1.5 million. The gain on the sale of the assets, if any, will be recognized upon completion of all milestones or when the contingencies related to the sale are resolved.

     We have not been profitable since our inception. We had a net loss of $2.6 million or $0.03 per share for the quarter ended March 31, 2005. Our ability to grow our business and attain profitability is dependent on our ability to effectively compete in the marketplace with our current products and services, develop and introduce new products and services, contain operating expenses and improve our gross margins, as well as continued investment in equipment by the broadband provider industry.

     At March 31, 2005, we had approximately $99.8 million in unrestricted cash, cash equivalents and short-term investments as compared to approximately $97.7 million at December 31, 2004. The increase in the first quarter of 2005 primarily resulted from the ATI transaction offset by the use of cash for operating activities.

     A more detailed description of the risks to our business can be found in the section captioned “Risk Factors” in this quarterly report.

Critical Accounting Policies

     There have been no material changes to any of our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Comparison of three months ended March 31, 2005 and March 31, 2004

Revenues

	For the three months		% Change for the three
	ended		months ended
	March 31,		March 31,
(in thousands)	2005	2004	2005/2004
Revenues	$26,363	$41,168	(36)%

     Our revenues decreased 36% for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. While sales of our DVS products increased, the overall decrease was primarily due to decreased sales of our HAS and CMTS products. We expect overall revenues to increase on a sequential basis in 2005.

Revenues by Groups of Similar Products

			% Change for the three
	For the three months ended		months ended
	March 31,		March 31,
(in thousands)	2005	2004	2005/2004
Revenues by product:
DVS	$13,046	$6,071	115%
HAS	11,569	23,776	(51)
CMTS	1,652	11,135	(85%)
Other	96	186	(48%)

Total revenues	$26,363	$41,168	(36%)

     Revenues from DVS products increased for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, due to significantly increased sales to a United States major system operator (MSO) of our DM 6400 product. We are encouraged by the prospects for the Video business to grow and believe that we will continue to see increased sales of Video products as demand for high definition television (HDTV) and other digital video services, including digital ad insertion, grows in 2005.

     HAS revenues decreased for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, due to a decrease in modem sales. The number of DOCSIS modems sold decreased from 0.5 million in the first quarter of 2004 to 0.2 million in the same period in 2005. The intensely competitive nature of the market for broadband products has resulted in significant price erosion of Average Selling Prices (ASPs). We expect HAS revenues to continue to decline in the remainder of 2005 when compared to the same period in 2004.

     CMTS revenues continued to decline for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, due to our decision to cease investment in the CMTS product line as announced in the third quarter of 2004. We expect CMTS revenues to continue to decrease in 2005.

     Other revenues decreased for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, due to decreased sales of our legacy Telecom products.

Revenues by Geographic Region

			% Change for the
	For the three months ended		three months ended
	March 31,		March 31,
(in thousands)	2005	2004	2005/2004
Revenues by geographic areas:
United States	$15,267	$21,832	(30%)
Americas, excluding United States	137	1,639	(92%)
Europe, Middle East and Africa, (EMEA), excluding Israel	4,186	7,924	(47%)
Israel	1,187	3,284	(64%)
Asia excluding Japan	5,565	4,095	36%
Japan	—	2,394	(100%)
Other	21	—	—

Total	$26,363	$41,168	(36%)

     Revenues in the United States decreased in the first quarter of 2005 compared to the first quarter of 2004, due to decreased sales of DOCSIS 2.0 CMTSs and modems to United States MSOs. Revenues in EMEA, Israel, and Japan also decreased in the same period due to decreased sales of our DOCSIS 2.0 CMTS and HAS products. During the first quarter of 2005, we continued to emphasize sales to our United States and Asian customers while placing a lower emphasis on other locations such as Canada, South America and Japan. In the remainder of 2005, we expect revenues to increase in the United States and Asian markets. One customer, Harmonic, which is a related party, accounted for 10% or more of total revenues (33%) for the three months ended March 31, 2005. One customer, Adelphia accounted for 10% of total revenues (24%) for the three months ended March 31, 2004. No other customer accounted for more than 10% of revenues during these periods.

Related Party Revenues

			% Change for the
	For the three months ended		three months ended
	March 31,		March 31,
(in thousands)	2005	2004	2005/2004
Related party revenues	$8,827	$745	1,085%

     Related party revenues increased in the first quarter of 2005, compared to the first quarter of 2004. Lewis Solomon, a member of our board of directors, is a member of the board of directors of Harmonic. All revenues attributable to Harmonic were included in related party revenues in the first quarter of 2005 and 2004. The increase in related party revenues was also due to an increase of sales of our DVS products to Harmonic in the first quarter of 2005 as compared to the same period in 2004. Harmonic is not a supplier to us.

Cost of Goods Sold and Gross Profit

			% Change for the
	For the three months ended		three months ended
	March 31,		March 31,
(in thousands)	2005	2004	2005/2004
Cost of revenues	$11,360	$28,564	(60%)
Cost of related party revenues	1,683	207	713%

Total cost of goods sold	$13,043	$28,771	(55%)
Gross profit	$13,320	$12,397	7%

     Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In the first quarter of 2005, cost of goods sold was approximately 49% of revenues compared to 70% of revenues in the first quarter of 2004. For the three months ended March 31, 2005 and March 31, 2004, our gross margins were benefited by the reversal of approximately $0.2 million and $1.3 million, respectively of accrued vendor cancellation charges, which were previously recorded as cost of revenues. Additionally, during the three months ended March 31, 2005 and March 31, 2004, our gross margins were benefited by the sale of inventory of approximately $0.5 million and $0.7 million, respectively, originally considered to be excess or obsolete, which had been written off in prior periods.

     In the first quarter of 2005, related party cost of revenues increased compared to the first quarter of 2004 due to increased sales of our higher margin DVS products to Harmonic in the first quarter of 2005 as compared to sales in the first quarter of 2004.

     Our gross profit increased in the quarter ended March 31, 2005 compared to the same period in 2004. The increase in our gross profit was primarily related to an improved sales mix, with higher margin DVS products constituting a larger proportion of sales.

     During 2005, we will continue to focus on improving sales of higher margin products and reducing product manufacturing costs. We are now partnering with contract manufacturers in Asia and the U.S. for our HAS and DVS products, which may provide us with more competitive component pricing, economies of scale, and improved manufacturing capabilities. Our endeavor to shift our product mix from HAS revenues to higher margin DVS product revenues, may enable us to increase our margins. However, there are no assurances that we will succeed in selling a greater percentage of higher margin products or reducing our product manufacturing costs.

Operating Expenses

			% Change for the
	For the three months ended		three months ended
	March 31,		March 31,
(in thousands)	2005	2004	2005/2004
Research and development	$5,944	$9,467	(37%)
Sales and marketing	$5,673	$7,221	(21%)
General and administrative	$2,795	$2,436	15%

     Research and Development. Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, and expenditures for outside engineering consultants, equipment and supplies required to develop and enhance our products. Research and development expenses decreased 37% to $5.9 million or 23% of sales in the first quarter of 2005 from $9.5 million or 23% of sales in the same period in 2004. The $3.5 million decrease in research and development expenses was attributable to $2.0 million of reductions in employee related expenses, $1.2 million decrease in allocations of overhead, and $0.6 reduction of other expenses, partially offset by an increase of $0.3 million of outside engineering consultants. We believe it is critical for the Company to continue to make significant investments in research and development to create innovative technologies and products that meet the current and future requirements of our customers. Accordingly, we intend to continue our investment in research and development although at lower levels compared to 2004.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, and marketing and support personnel, and costs related to marketing communications, consulting and travel. Sales and marketing expenses decreased by $1.5 million to $5.7 million or 22% of sales in the first quarter of 2005 from $7.2 million or 18% of sales in the same period in 2004. The decrease in sales and marketing expenses was primarily due to $0.4 million in decreased employee expenses due to decreased headcount, $0.2 million of decreased spending for outside consultants, $0.2 million of decreased travel costs, $0.4 million of decreased corporate aircraft expenses, and $0.3 million of overall sales and marketing cost reductions. We currently expect sales and marketing expenses to increase in 2005 as we recruit additional sales and marketing personnel to sell our higher margin Video products and increase our marketing communications efforts.

     General and Administrative. General and administrative expenses consist primarily of salary and benefits for administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. General and administrative expenses increased by $0.4 million to $2.8 million or 11% of sales in the quarter ended March 31, 2005 from $2.4 million or 6% of sales in the same period in 2004. The increase was primarily due to $0.2 million of increased spending for outside consultants and $1.7 million increase in allocations of overhead, partially offset by a $0.6 million reduction in our allowance for doubtful accounts credited to general and administrative expense, $0.3 million in reduced employee expenses due to lower headcount, and $0.6 million of overall general and administrative cost decreases.

Restructuring Costs and Asset Write-offs

	For the three months
	March 31,
(in thousands)	2005	2004
Restructuring charges	$1,197	$3,261
Long-lived assets written-off	85	106

Restructuring costs and asset write-offs	$1,282	$3,367

     Restructuring Costs During the first quarter of 2004, we initiated a restructuring plan to bring operating expenses in line with revenue levels. We incurred restructuring charges in the amount of $3.3 million of which $1.0 million related to employee termination costs, $0.9 million related to exit costs for an aircraft lease, and $1.4 million related to costs for excess leased facilities. In the first quarter of 2005, we increased the 2004 restructuring charge by $1.4 million relating to the revaluation of revenues of which $0.7 million is related to the termination of CMTS engineers in the second quarter of 2005 and $0.7 million is related to an additional reserve for our excess leased facilities. The balance remaining for all 2004 restructuring charges was $3.7 million at March 31, 2005. We anticipate the remaining restructuring accrual related to employee termination costs to be substantially utilized in the second quarter of 2005. The remaining restructuring accrual related to the aircraft lease is expected to be substantially utilized for servicing operating lease payments through January 2007, and the remaining restructuring accrual related to excess leased facilities, is expected to be utilized for servicing operating lease payments or negotiating a buyout of operating lease commitments, through October 2009. During the second quarter of 2005, we expect to record additional restructuring charges in the range of $0.5 million to $1.0 million primarily related to planned and final personnel reductions of CMTS engineers.

     The reserve for the aircraft lease and excess leased facilities was based on information provided by our brokers that estimated, based on assumptions relevant to the aircraft and real estate market conditions as of the date of our restructuring plan, the time it would be likely to take until the aircraft and excess leased facilities would be fully sub-leased. Even though it is our intent to sublease, assign or sell our interests in the aircraft and excess facilities at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, we will periodically re-evaluate and adjust the reserve, as necessary.

     In the third quarter of 2002, we initiated a restructuring program. As part of this program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess leased facilities. We incurred additional restructuring charges of $3.6 million related to the 2002 restructuring. Of the total restructuring charge, $2.3 million was related to employee termination costs. The remaining $1.3 million related primarily to costs for excess leased facilities. At March 31, 2005, restructuring charges of $15,000 remained accrued.

     In 2001 we incurred restructuring charges of $12.7 million. Of the total restructuring charges recorded, $3.2 million related to employee termination costs covering 293 technical, production, and administrative employees. The remaining $9.5 million of restructuring charges related primarily to costs for excess leased facilities. As of March 31, 2005, restructuring charges of $1.1 million remained accrued. We anticipate utilizing the remaining restructuring accrual, which relates to servicing operating lease payments of operating lease commitments, through 2005.

     Executive Severance     In 2004, we entered into employment agreements with three executive officers who subsequently resigned. Most of the severance costs related to these officers were paid in 2004. Approximately $29,000 of employee benefits for the executive officers remain accrued, which are expected to be paid through 2005.

     Asset Write-offs    We wrote off $0.1 million in each of the three months ended March 31, 2005 and March 31, 2004, of fixed assets related to restructuring activities, which were determined to have no remaining useful life. Additionally, in the three months ended March 31, 2005, we wrote off $0.2 million of fixed assets, which were charged to other income (loss). We did not write off any additional assets in the three months ended March 31, 2004.

Non-operating Expenses

			% Change for the
	For the three months ended		three months ended
	March 31,		March 31,
(in thousands)	2005	2004	2005/2004
Interest income	$568	$452	26%
Interest expense	$(814)	$(819)	(1%)
Other income expense	$66	$280	(76%)

     Interest Income. Interest income increased in the first quarter of 2005 compared to the same period in 2004. The increase in interest income was primarily due to slightly higher interest rates.

     Interest Expense. Interest expense, which related primarily to interest on our Convertible Subordinated Notes (Notes) due in 2007, remained relatively flat in the first quarter of 2005 compared to the same period in 2004.

     Other Income. Other income is generally comprised of realization of foreign currency gains and losses, realized gains or losses on investments, and income attributable to non-operational gains and losses. Other income in the first quarter of 2005 decreased when compared to the same period in 2004, due to the decrease of non-operational gains related to the sale of discontinued inventory.

Income Taxes

	For the three months
	ended
	March 31,
(in thousands)	2005	2004
Income tax expense	$(50)	$(66)

     We have generated losses since our inception. In each of the first quarter of 2005 and 2004, we recorded an income tax expense related primarily to foreign taxes.

Litigation

     See Part II, Item 1 Legal Proceedings.

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

Liquidity and Capital Resources

     At March 31, 2005, we had approximately $30.6 million in unrestricted cash and cash equivalents and $69.2 million in short-term investments.

     In July 2000, we issued $500.0 million of Notes, resulting in net proceeds to us of approximately $484.4 million. The Notes are a general unsecured obligation and are subordinated in right of payment to all of our existing and future senior indebtedness and to all of the liabilities of our subsidiaries. The Notes are convertible into shares of our common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. Interest is payable semi-annually. Debt issuance costs related to the Notes were approximately $15.6 million. The Notes mature in August 2007.

     Through March 31, 2005, we had repurchased approximately $434.9 million of the Notes for $171.0 million in cash and $17.9 million in stock, resulting in a gain on early retirement of debt of approximately $234.4 million net of related unamortized issuance costs of $11.6 million in prior periods. No Notes were repurchased in 2003, 2004, or 2005.

     Cash used in operating activities for the quarter ended March 31, 2005 was $6.2 million compared to $15.1 million in the same period in 2004. In the first quarter of 2005, significant uses of cash from operating activities included $2.6 million loss from operations and $1.8 million of increase in gross inventory. Inventory levels increased at March 31, 2005 when compared to December 31, 2004 due to increased modem and video inventories in order to meet service levels established with our key customers. In the quarter ended March 31, 2004, significant uses of cash from operating activities included a $10.2 million loss from operations, $4.7 million decrease in accounts payable, and $3.5 million of increase in gross inventory.

     Cash used in investing activities for the quarter ended March 31, 2005 was $7.6 million compared to cash provided by investing activities of $60.4 million in the same period in 2004. Investing activities consisted primarily of net purchases and sales of short-term investments in the first quarter of 2005 and 2004. Net cash provided by investment activities during the first quarter of 2005 also consisted of proceeds from the sale of our semiconductor assets to ATI described below. Net cash used in investing activities in the first quarter of 2005 was due to movement of short-term investments to cash and cash equivalents. Net cash provided by investing activities in the first quarter of 2004 is due to movement of cash and cash equivalents to short-term investments.

     On February 7, 2005, we entered into an agreement with ATI Technologies, Inc (ATI) to sell certain cable modem semiconductor assets to ATI for a total purchase price of up to $13.8 million if we achieve all the milestones specified in the agreement. Under the terms of the agreement, ATI acquired our cable modem silicon intellectual property and related software, assumed a lease and hired approximately twenty-five employees from our design team. Upon closing on March 9, 2005, we received $8.6 million in cash, which was comprised of a $6.95 million initial payment and $1.65 million of the $1.9 million for having met the first milestone. ATI retained $0.25 million of the first milestone payment to pay for retention bonuses to our former employees that accepted employment with ATI. As of March 31, 2005, we had deferred the net gain of $6.2 million, which represents the cash receipt of $8.6 million, less transaction related costs of $2.4 million. The balance of $5.2 million of the purchase price will be paid to us upon our achieving four remaining milestones over the subsequent 15 months and upon the release of the escrow. The agreement also sets forth representations and warranties made by us that may cause us to incur liabilities and penalties arising out of our failure to meet certain conditions and milestone. The maximum liability for us is the greater of $11.5 million or the total amount of the purchase price paid by ATI plus $1.5 million. The gain on the sale of the assets, if any, will be recognized upon completion of all milestones or when the contingencies related to the sale are resolved.

     Cash provided by financing activities was $1.3 million in the first quarter of 2005 primarily due to proceeds from the exercise of stock options. Cash provided by financing activities was $0.7 million in the same period in 2004 primarily due to proceeds from the exercise of stock options and the sale of shares of common stock through our Employee Stock Purchase Plan in 2004.

     We currently believe that our current unrestricted cash, cash equivalents, and short term investment balances will be sufficient to satisfy our cash requirements for at least the next 12 months. In order to achieve profitability in the future, we will need to increase revenues, primarily through sales of more profitable products, and decrease costs. These statements are forward-looking in nature and involve risks and uncertainties. Actual results may vary as a result of a number of factors, including those discussed under the risk factor “Our Operating Results May Fluctuate” below and elsewhere. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, and financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. We cannot assure you that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

Contractual Obligations

     The following summarizes our contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years
Unconditional Purchase Obligations	$24.1	$24.1	$—	$—	$—
Long Term Debt	65.1	—	65.1	—	—
Operating Lease Obligations	16.5	5.0	6.5	4.9	0.1
Aircraft Lease Obligations	2.7	1.5	1.2	—	—

Total Contractual Commitments	$108.4	$30.6	$72.8	$4.9	$0.1

     We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of March 31, 2005, we had approximately $24.1 million of purchase obligations, of which $0.4 million is included in the Condensed Consolidated Balance Sheets as accrued vendor cancellation charges, and the remaining $23.7 is attributable to open purchase orders. The remaining obligations are expected to become payable at various times through 2005.

     Other commercial commitments, primarily required to support operating leases, are as follows (in millions):

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than	1-3	4-5	Over 5
	Committed	1 year	years	years	years
Deposits	$7.5	$—	$7.5	$—	$—
Standby Letters of Credit	1.2	0.9	—	0.3	—

Total Commercial Commitments	$8.7	$0.9	$7.5	$0.3	$—

     In 2002, we entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was secured by a $9.0 million letter of credit. The letter of credit was reduced to $7.5 million in February 2003. During 2004 the $7.5 million letter of credit was converted to a cash deposit. This lease commitment is included in the table above. In March 2004, in connection with our worldwide restructuring, we notified the lessor of our intentions to locate a purchaser for our remaining obligations under this lease. In August 2004, we entered into an agreement with a third party to sublease the corporate aircraft through December 31, 2006.

Impact of Recently Issued Accounting Standards

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), (SFAS 123(R)), “Share-Based Payment,” which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. After a phase-in period for SFAS 123(R), pro forma disclosure will no longer be allowed. The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, our effective date for implementation of SFAS 123(R) is January 1, 2006. We have not yet determined which phase-in method it will adopt. In the first quarter of 2005 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS 123(R).

     As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation expense for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will likely have a material impact on our results of operations, although it will have no impact on our overall financial position. See Stock Based Compensation, above for information related to the pro forma effects on our reported net loss and net loss per common share of applying the fair value recognition provisions of the previous SFAS 123 to stock-based employee compensation.

     In November 2004, the FASB issued SFAS 151, “Inventory Costs,” which revised Accounting Research Bulletin No. 43 (“ARB 43”), relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

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

Risks Related to Our Business

We have a history of losses and may continue to incur losses in the future

     It is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we have been shipping products in volume since the first quarter of 1998. As of March 31, 2005, we had an accumulated deficit of approximately $1.0 billion. We believe that we will continue to experience challenges in selling our products at a profit and may continue to operate with net losses for the foreseeable future. In the past few years, we experienced a decrease in revenues compared to 2001 and 2000, in large part, due to the erosion of average selling prices (ASPs) of our products due to our transition from a proprietary platform to the Data Over Cable System Interface (DOCSIS) standards platform and a drop in sales volume of cable modem termination systems (CMTS). Our revenue decreased for the three months ended March 31, 2005 to $26.3 million from $41.2 million in the same period in 2004. We also incurred losses of $36.5 million and $50.4 million, respectively, in the twelve months ended December 31, 2004 and 2003. As a result of our losses, we have had to use available cash and cash equivalents to supplement the operation of our business. Additionally, we generally have been unable to significantly reduce our short-term expenses in order to compensate for unexpected decreases in anticipated revenues or delays in generating anticipated revenues. For example, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price irrespective of whether we can subsequently use such quantities in our products. Further, we have experienced and will likely continue to experience declining ASPs of our products. In addition, we have significant operating lease commitments for facilities and equipment that generally cannot be cancelled in the short-term without substantial penalties, if at all.

We may continue to experience fluctuations in our operating results and face unpredictability in our future revenues

     Our quarterly revenues have fluctuated and are likely to continue to fluctuate significantly in the future due to a number of factors, many of which we cannot control. Factors that affect our revenues include, among others, the following:

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

     Our quarterly results are affected by the gross margin we achieve for the quarter relative to our gross revenues. A variety of factors influence our gross margin for a particular quarter, including, among others, the following:

•	the sales mix of our products;

•	the volume of products manufactured;

•	the type of distribution channel through which we sell our products;

•	the ASPs of our products;

•	our ability to manage excess and obsolete inventory;

•	delays in reducing the cost of our products;

•	the costs of manufacturing our products; and

•	the effectiveness of our cost reduction measures.

     We often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed, particularly in the short term. For example, a significant percentage of these operating expenses are fixed due to operating leases for our facilities and equipment. Also, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price. Because in the past, we have been unable to use all of the products that we purchased from our suppliers, we have taken vendor cancellation charges as a result of these fixed commitments, and we may have to take additional charges in the future if we are unable to use all of the products that we purchase from our suppliers. As of March 31, 2005, $24.1 million of purchase obligations were outstanding. The remaining obligations are expected to become payable at various times throughout 2005. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of our business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations; our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall. Moreover, our research and development expenses fluctuate in response to new product development, and changing industry requirements and customer demands.

     Additionally, the unit ASPs of our HAS products declined considerably in 2004, 2003, and 2002, and we anticipate that unit ASPs of our HAS products will continue to decline in the future. This has caused and will continue to cause a decrease in our gross margins if we are unable to offset the decline in ASPs of our HAS products with cost reduction measures. In addition, the gross margins we realize from the sale of our products are affected by the mix of product sales between higher margin, lower volume digital video solutions (DVS) products and applications and lower margin, higher volume HAS products. We are attempting to increase our gross margin by increasing the sale of our DVS products, cost-reducing the HAS products, and ceasing investment in our CMTS product line. However, there are no assurances that we will succeed. For 2005, we expect that sales of our low-margin HAS products will continue to make up a significant portion of our revenues. If we do not generate a greater percentage of total revenues from our DVS product revenues, we will not succeed in greatly improving our gross margin.

We are dependent on a small number of customers and resellers and our business could be harmed by the loss of any of these customers or reductions in their purchasing volumes

     Our customers have undergone and continue to undergo significant consolidation in both North America and internationally, as a limited number of cable operators control an increasing number of systems. For example, the top nine cable operators in the United States operate systems that service approximately 90% of homes that receive cable services in the United States. As a result of the consolidation among cable operators, our revenue has been and will continue to be dependent on sales to the few leading cable operators worldwide. One customer, Harmonic, which is also a related party, accounted for 10% or more of total revenues (33%) for the three months ended March 31, 2005. One customer, Adelphia accounted for 10% of total revenues (24%) for the three months ended March 31, 2004. Adelphia is not expected to be a customer in 2005 due to our decision to cease investment in our CMTS product line, which may have a material adverse effect on our business or results of operations in 2005. As is common in our industry, we typically do not enter into contracts with our customers in which they commit to purchase products from us. Typically, our sales are made on a purchase order or system contract basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. The loss of any of our customers can have a material adverse effect on our results of operations. Further, any reduction in orders from a given customer also may have a material adverse affect on our results of operations.

     Significant sales of our DVS products are made to a small number of resellers, who often incorporate our DVS products and applications in systems that are sold to an end-user customer, which is typically a cable operator, satellite provider or broadcast operator. If one or more of these resellers develop their own products or elect to purchase similar products from another vendor, our revenue and results of operations may suffer.

     Also, we may not succeed in attracting new customers as many of our potential customers have pre-existing relationships with our current or potential competitors and the continued consolidation of the cable industry reduces the number of potential customers. To attract new customers, we may be faced with intense price competition, which may affect our gross margins.

     We may also lose existing customers or experience declining business in our DVS and HAS products from our existing customers because of our decision to cease investment in our CMTS product line. For example, Adelphia, one of our largest CMTS customers, indicated that it will no longer purchase HAS or DVS products from us. The loss of Adelphia and the loss of any additional CMTS customers that decrease or cease their purchases of DVS and HAS products could materially adversely affect our business and results of operations.

Recent changes in senior management and the reductions in workforce associated with our restructuring efforts could disrupt the operation of our business, distract our management from focusing on revenue- generating efforts, result in the erosion of employee morale, and impair our ability to respond rapidly to growth opportunities in the future

     We have experienced a number of recent changes in senior management and other key personnel. Our Chief Executive Officer, President and Chief Technology Officer, Chief Operating Officer, Chief Financial Officer and General Counsel all resigned within the latter half of 2004. Our new Chief Executive Officer was appointed in September 2004 and our new Chief Financial Officer was appointed in late November 2004. We also have recently experienced increased turnover in our video engineering group and finance organization. The recruitment and retention of a new senior management staff and turnover in key personnel has created and could continue to create a number of transitional challenges for us. These transitional issues have caused, and may cause, disruptions to our business. We cannot be assured that a smooth transition of our senior management staff has occurred, or that we have taken the necessary steps to effect an orderly continuation of our operations during the transitional period. Further, the process of locating personnel with the combination of skills and attributes required to carry out our goals and integrating such personnel once they are recruited is often lengthy. We cannot be assured that the integration of our new senior management staff will occur in a timely manner, or that such integration will not present additional transitional challenges for us or adversely affect the operation of our business.

     Moreover, we have implemented a number of restructuring plans since 2001, including the most recent restructuring activities in 2004 that resulted in personnel reduction of 40%. The employee reductions and changes in connection with our restructuring activities, as well as future changes in senior management and key personnel, could result in an erosion of morale, and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation and the management and administration of our finances, which in turn may adversely affect our revenue in the future or cause other administrative deficiencies. Additionally, employees directly affected by the reductions may seek future employment with our business partners, customers or competitors. Although all employees are required to sign a proprietary information agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, we may face wrongful termination, discrimination, or other claims from employees affected by the reduction related to their employment and termination. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of such actions. Furthermore, such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, and we may need to take additional restructuring efforts, including additional personnel reduction, in the future.

We are dependent on key personnel

     Due to the specialized nature of our business, we are highly dependent on the continued service of, and on our ability to attract and retain qualified senior management, engineering, sales and marketing personnel and employees with significant experience and expertise in video, data networking and radio frequency design. The competition for some of these personnel is intense, particularly for engineers with Moving Picture Experts Group (MPEG) experience We may incur additional expenses to attract and retain key personnel. There can be no assurances that the additional expenses we may incur, or our efforts to recruit such individuals will be successful, and if they are not, our business may significantly experience disruption or adverse effects. In addition, if we are unable to hire qualified personnel as needed in a timely manner, we may be unable to adequately manage and grow our business.

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

     We may have lost any competitive advantage that our proprietary S-CDMA technology may have provided us in the marketplace by licensing it to CableLabs and we may lose any competitive advantage that any other proprietary technology that is licensed to CableLabs. Additionally, we may face increased competition because our competitors have the ability to incorporate our technology into their products. We believe that this increased competition could come from existing competitors or from new competitors who enter the market and that such competition is likely to result in lower product ASPs, which could harm our revenues and gross margins. Additionally, because our competitors will be able to incorporate our technology into their products, our current customers may choose alternate suppliers or choose to purchase DOCSIS-compliant products from multiple suppliers. We may be unable to effectively compete with the other vendors if we cannot produce DOCSIS compliant cable products more quickly or at lower cost than our competitors.

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

We need to certify and qualify our new and existing products to meet industry specifications in order to remain competitive

     Major cable operators worldwide have endorsed the DOCSIS, Euro-DOCSIS and PacketCable specifications and rarely purchase data and voice equipment that is not certified or qualified as compliant with these specifications. Although there is currently no specification for DVS products, if such a specification is adopted, then we will not only need to certify our video products with such specifications, but we may experience more intense price competition for our DVS products and erosion in ASPs. In addition, we currently need to certify our HAS products. Traditionally, cable operators have chosen to purchase only products meeting industry specifications because the specifications enable interoperability among products from multiple vendors, which leads to increased competition among equipment manufacturers and consequently lowers product ASPs. As a result, our future success depends on our ability to compete effectively in this marketplace by developing, marketing and selling products that are certified and qualified to industry standards in a timely and cost effective manner.

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

     Although we sell certified and qualified data and voice products, there have been and may continue to be instances where our existing customers and potential new customers elect to purchase products from one or more of our competitors rather than from us. In response, we have reduced our prices and continue to experience customer demand to further reduce our prices in order to promote sales of our current products. This has had and may continue to have an adverse impact on our revenues, operating results and gross margin.

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

Our video products and applications must achieve widespread market acceptance to advance the growth of our digital video solutions business

     Our success depends upon the widespread acceptance of our video products and applications by broadband providers. Traditionally, we have had success selling our CherryPicker and DM products to cable operators and satellite providers; however, there is no guarantee that this success will continue as the products and applications evolve and as new competitors enter the market. In 2004, we introduced our BP5100, which is our product geared towards television broadcasters. Currently, we have had one large deployment of BP5100 and have had limited sales of the BP5100 through resale channels. We are currently developing technology for the deployment of video for the telecom carriers; however, there is no guarantee that we will continue to pursue that development, that our product will work or that our product will find widespread acceptance among the telecom carriers.

The emerging market trend to standardize the digital video technology may challenge our ability to continue to grow our digital video business

     Comcast Corporation, Time-Warner, Inc. and Cox Communications, Inc., the three largest cable operators in the United States, started their Next-Generation Network Architecture (NGNA) initiative in 2003 to develop a common approach to transform their cable systems into all-digital networks. This initiative could potentially impact video technology, including our video technology and products. As a group, the operators can work more effectively with equipment vendors in defining the products and product capabilities required for the migration. In 2004, the participating operators commissioned CableLabs to manage the NGNA initiative and to develop a set of standards to which equipment vendors can build their products. The NGNA initiative is so far following the model successfully proven with the earlier DOCSIS initiative, which enabled the development of interoperable cable modems, CMTSs and other associated equipment that allowed United States operators to rollout broadband cable modem service much faster, more broadly and with greater success than telecom carriers could offer their competing DSL service. As it has with data services, CableLabs may request companies to contribute their video technologies to a DOCSIS-like technology pool on a royalty-free basis. If we contribute any of our video technology to a DOCSIS-like technology pool, our video technology is subject to the same risks as those associated with the standards-based technology for our data services, which are discussed above.

     Subject to the success of the initiative, cable operators may want to purchase only video products that have been certified or qualified by CableLabs, in which case we will not be able to sell our video products until they achieve certification or qualification, which, based on our experience with our data services, can be a lengthy process. As a result, we may incur significant research and development expenses to develop new video products that may not receive certification or qualification and we may not be able to recoup the costs of these research and development expenses by marketing uncertified or unqualified products. Moreover, there is no guarantee that we will be able to support all future specifications relating to video products, which would likely have an adverse impact on our future revenues. Furthermore, a consequence of cable operators purchasing only certified or qualified products, based on our experience with the data services, is the increased competition between equipment vendors, which would result in a steady and ongoing decline in equipment prices as vendors compete for cable operators’ business. Consequently, our future success may depend on our ability to compete effectively in the video marketplace by developing, marketing and selling products that are certified and qualified to industry standards in a timely fashion and in a cost effective manner.

We depend on broadband providers’ capital spending for a substantial portion of our revenue and any decrease or delay in capital spending would negatively impact our operating results and financial condition

     Historically, almost all of our sales had been derived from sales to broadband providers and, more specifically, cable operators, and we expect these sales to constitute a significant portion of net sales for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by broadband providers. These capital spending patterns depend on a variety of factors including:

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

Average selling prices of broadband equipment may continue to decline, decreasing our gross margins

     The broadband equipment market has been characterized by erosion of product ASPs, particularly for HAS products, which declined considerably in 2004, 2003, and 2002. This erosion may continue. The ASPs for our products are likely to continue to decline due to competitive pricing pressures, promotional programs and customers possessing strong negotiating positions which require price reductions as a condition of purchase. In addition, we believe that the widespread adoption of industry specifications, such as the DOCSIS and EuroDOCSIS specifications, is further eroding ASPs as cable modems and other similar HAS products become commodity products. If a specification is adopted for video technology, our DVS products may experience the same ASP erosion. Decreasing ASPs could result in decreased revenues even if the number of units sold increases. Decreasing ASPs may also require us to sell our products at much lower gross margin than in the past, and in fact, we may sell products at a loss. The primary reason that our gross profits have generally declined in recent years is the decline in product ASPs. As a result, we may experience substantial period-to-period fluctuations in future revenue, gross margin and operating results due to ASP erosion. Therefore, we must continue to develop and introduce on a timely basis and a cost- effective manner new products or next-generation products with enhanced functionalities that can be sold at higher gross margins. If we fail to do so our revenues and gross margins may decline further.

     In addition, the gross margins we realize from the sale of our products are affected by the mix of product sales between higher margin, lower volume digital video solutions (DVS) products, and applications and lower margin, higher volume HAS products. We are attempting to increase our gross margin by increasing the sale of our DVS products, reducing the manufacturing costs associated with the HAS products, and ceasing investment in our CMTS product line. However, there are no assurances that we will succeed. For 2005, we expect that sales of our low-margin HAS products will continue to represent a significant portion of our revenues. If we do not generate a greater percentage of total revenues from our DVS product revenues, we will not succeed in greatly improving our gross margin.

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

     Although we have implemented expense reduction and restructuring plans in the past, including the latest restructurings in the fourth quarter of 2004, that have focused on cost reductions and operating efficiencies, we still operate at a loss. A large portion of our expenses, including rent, and operating lease expenditures, is fixed and difficult to reduce or change. Accordingly, if our revenue does not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue, which, in turn, could materially and adversely impact our business, financial condition and results of operations.

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

We may not be able to raise additional funds to continue operating our business

     Our main source of liquidity continues to be our unrestricted cash and cash equivalents on hand. As a result of our history of operating losses, we expect to continue to use our unrestricted cash to fund operating losses in the future. Our unrestricted cash, cash equivalents and short-term investments increased to $99.8 million at March 31, 2005, from $97.7 million at December 31, 2004. If our operating losses are more severe than expected or continue longer than expected, we may find it necessary to seek other sources of financing to support our capital needs and provide available funds for working capital. Furthermore, as of March 31, 2005, we had $65.1 million of notes outstanding that mature in August 2007 and may need to seek additional financing to repay the notes at maturity.

     There may be few sources of financing available to us. Commercial bank financing may not be available to us on acceptable terms. Accordingly, any plan to raise additional capital, if available to us, would likely involve an equity-based or equity-linked financing, such as the issuance of convertible debt, common stock or preferred stock, which would be dilutive to our stockholders. On October 7, 2003, we filed a registration statement on Form S-3 with the SEC. This shelf registration statement, which was declared effective by the SEC on November 4, 2003, will allow us to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock, from time to time up to an aggregate of $125.0 million, subject to market conditions and our capital needs. However, we may not be able to sell securities on terms acceptable to us. If we are unable to procure additional working capital, as necessary, we may be unable to continue operations.

We may dispose of or discontinue existing product lines, which may adversely impact our future results

     On an ongoing basis, we evaluate our various product offerings in order to determine whether any should be discontinued or, to the extent possible, divested. Moreover, the worldwide downturn in the telecommunications industry led us to reassess our business strategy, which in turn caused us to discontinue investment in certain product lines. We have ceased investment in the telecom and satellite businesses and largely sold or discontinued the various businesses we acquired in 1999 and 2000. In October 2004, we also announced our decision to cease investment in the CMTS product line. In March 2005, we sold to ATI Technologies Inc. certain of our cable modem semiconductor assets.

     We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the right product lines to dispose or discontinue or that our decision to dispose of or discontinue various investments and product lines is prudent if market conditions change. In addition, there are no assurances that the discontinuance of various product lines will reduce our operating expenses or will not cause us to incur material charges associated with such decision. Furthermore, the discontinuance of existing product lines entails various risks, including the risks that we will not be able to find a buyer for a product line or the purchase price obtained will not be equal to the book value of the assets for the product line. Other risks include managing the expectations of, and maintaining good relations with, our customers who previously purchased products from our disposed or discontinued product lines, which could prevent us from selling other products to them in the future. We may also incur other liabilities and costs associated with our disposal or discontinuance of product lines.

We may be unable to provide adequate customer support

     Our ability to achieve our planned sales growth and retain current and future customers will depend in part upon the quality of our customer support operations. Our customers generally require significant support and training with respect to our products, particularly in the initial deployment and implementation stages. Spikes in demand of our support services may cause us to be unable to serve our customers adequately. We may not have sufficient personnel to provide the levels of support that our customers may require during initial product deployment or on an ongoing basis especially during peak periods. Our inability to provide sufficient support to our customers could delay or prevent the successful deployment of our products. In addition, our failure to provide adequate support could harm our reputation and relationships with our customers and could prevent us from selling products to existing customers or gaining new customers.

     Furthermore, we may experience transitional issues relating to customer support in connection with our decision to dispose of or discontinue various investments and product lines. We may incur liability associated with customers’ dissatisfaction with the level of customer support maintained for discontinued product lines.

We may have financial exposure to litigation

     We and/or our directors and officers are defendants in a number of lawsuits, including securities litigation lawsuits and the lawsuit with Adelphia discussed above (See Part II Item 1 — Legal Proceedings for more information regarding our litigation). As a result, we may have financial exposure to litigation as a defendant and because we are obligated to indemnify our officers and members of our board of directors for certain actions taken by our officers and directors on our behalf.

     In order to limit financial exposure arising from litigation and/or our obligation to indemnify our officers and directors, we have historically purchased directors’ and officers’ insurance (D&O Insurance). There can be no assurance that D&O Insurance will be available to us in the future or, if D&O Insurance is available, that it will not be prohibitively expensive. Additionally, some insurance underwriters who offered D&O Insurance in the past have been placed into liquidation or may be, at some future point, placed into liquidation.

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

We may fail to accurately forecast customer demand for our products

     The nature of the broadband industry makes it difficult for us to accurately forecast demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of products or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We have incurred significant vendor cancellation charges related to volume purchase and manufacturing agreements in the past and may incur such charges in the future. We had purchase obligations of approximately $24.1 million as of March 31, 2005, primarily to purchase minimum quantities of materials and components used to manufacture our products. We may be obligated to fulfill these purchase obligations even if demand for our products is lower than we anticipate.

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

We are dependent upon international sales and there are many risks associated with international operations

     We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. For the years ended December 31, 2004, 2003 and 2002, approximately 45%, 44% and 68%, respectively, of our net revenues were from customers outside of the U.S. International sales are subject to a number of risks, including the following:

•	changes in foreign government regulations and communications standards;

•	import and export license requirements, tariffs and taxes;

•	trade barriers and trade disputes;

•	difficulty in protecting intellectual property;

•	difficulty in collecting accounts receivable;

•	currency fluctuations;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	difficulty in staffing and managing foreign operations; and

•	political and economic instability.

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

We may be unable to adequately protect or enforce our intellectual property rights

     We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. Even though we seek to establish and protect proprietary rights in our products, there are risks. There are no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. There are no assurances that others will not develop technologies that are similar or superior to our technology, duplicate our technology or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

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

Third party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and seriously harm our operating results and disrupt our business

     As is typical in our industry, we have been and may from time to time be notified of claims asserting that we are infringing intellectual property rights owned by third parties. We also have in the past agreed to, and may from time to time in the future agree to, indemnify customers of our technology or products for claims against such customers by a third party based on claims that our technology or products infringe patents of that third party. We further believe that companies may be increasingly subject to infringement claims as distressed companies and individuals attempt to generate cash by enforcing their patent portfolio against a wide range of products. These types of claims, meritorious or not, can result in costly and time-consuming litigation; divert management’s attention and other resources; require us to enter into royalty arrangements; subject us to damages or injunctions restricting the sale of our products, require us to indemnify our customers for the use of the allegedly infringing products; require us to refund payment of allegedly infringing products to our customers or to forgo future payments; require us to redesign certain of our products; or damage our reputation. Our failure to obtain a license for key intellectual property rights from a third party for technology used by us could cause us to incur substantial liabilities and to suspend the manufacturing of products utilizing the technology. Alternatively, we could be required to expend significant resources to develop non-infringing technology with no assurances that we would be successful in such endeavors. The occurrence of any of the above events could materially and adversely affect our business, results of operations and financial condition.

Our indebtedness could adversely affect our financial condition and we may incur substantially more debt

     As of March 31, 2005, we had approximately $68.6 million of long-term obligations of which $65.1 million is long-term debt associated with our Notes. This level of indebtedness may adversely affect our stockholders by:

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

We need to develop and introduce new and enhanced products in a timely manner to remain competitive

     The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life. The pursuit of necessary technological advances and the development of new products require substantial time and expense. For example, we acquired ten businesses during the period between 1999 and 2000. Due to various economic conditions, none of the products from our acquired businesses have achieved the level of market acceptance that was forecasted at the time of their acquisitions. Additionally, certain product groups have not achieved the level of technological development needed to be marketable or to expand the market. As a result, we recorded an aggregate of approximately $576.8 million related to impairment charges and write-down of in- process research and development related to the acquired technologies, both of which negatively impacted our operating results in 2001 and 2002.

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

We have and we may seek to expand our business through acquisitions which could disrupt our business operations and harm our operating results

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

Compliance with current and future environmental regulations may be costly which could impact our future earnings.

     We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries. In addition, we could face significant costs and liabilities in connection with product take-back legislation, which enables customers to return a product at the end of its useful life and charges us with financial and other responsibility for environmentally safe collection, recycling, treatment and disposal. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (“EU RoHS”)). The European Union has also finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing this directive by individual European Union governments was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”), although extensions were granted in some countries. Producers are to be financially responsible under the WEEE Legislation beginning in August 2005. Other countries, such as the United States, China and Japan, have enacted or may enact laws or regulations similar to the EU RoHS or WEEE legislation. Other environmental regulations may require us to reengineer our products to utilize components which are more environmentally compatible. Such reengineering and component substitution may result in additional costs to us. Although we currently do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on us.

Various export licensing requirements could materially and adversely affect our business or require us to significantly modify our current business practices

     Various government export regulations may apply to the encryption or other features of our products. We may have to make certain filings with the government in order to obtain permission to export certain of our products. In the past, we may have inadvertently failed to file certain export applications and notices, and we may have to make certain filings and request permission to continue exportation of any affected products without interruption while these applications are pending. If we do have to make such filings, there are no assurances that we will obtain permission to continue exporting the affected products or that we will obtain any required export approvals now or in the future. If we do not receive the required export approvals, we may be unable to ship those products to certain customers located outside of the United States. In addition, we may be subject to fines or other penalties due to the failure to file certain export applications and notices.

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

     In order to meet the new corporate governance and financial disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures, including disclosure and internal controls, and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover. For example, pursuant to the requirements of Section 404 of Sarbanes-Oxley, we undertook a comprehensive and costly evaluation of our internal controls and disclosure controls and procedures. Based on this evaluation, our management determined that our internal controls over financial reporting and our disclosure controls and procedures as of December 31, 2004 were ineffective. Furthermore, we have determined that our disclosure controls and procedures as of March 31, 2005 continue to be ineffective. In response to these deficiencies, our management has commenced the necessary processes and procedures to remediate the deficiencies in our disclosure and internal control by establishing, implementing and testing additional controls. Our efforts to correct the deficiencies in our disclosure and internal controls have required, and will continue to require, the commitment of significant financial and managerial resources. In addition, we anticipate the costs associated with the testing and evaluation of our internal controls will be significant and material in fiscal year 2005 and may continue to be material in future fiscal years as these controls are maintained and continually evaluated and tested.

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

     The Financial Accounting Standards Board recently adopted the previously proposed regulations that will eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of operations. We will be required to expense stock options effective in periods after January 1, 2006. Currently, we generally only disclose such expenses on a pro forma basis in the notes to our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The adoption of this new accounting regulation will have a significant impact on our results of operations and our stock price could decline accordingly.

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

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could have a material adverse impact on our operations, sales and operating results

     We rely on the efficient and uninterrupted operation of complex information technology systems and networks. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. There also may be system or network disruptions if new or upgraded business management systems are defective or are not installed properly. We have implemented various measures to manage our risks related to system and network disruptions, but a system failure or security breach could negatively impact our operations and financial results. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 50 basis point increase in interest rates would result in an approximate $346,000 decline (less than 1%) in the fair value of our available-for-sale securities.

Foreign Currency Risk.

     A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions from Belgium, United Kingdom, Hong Kong and Canada denominated in local currencies. A hypothetical adverse change of 10% in exchange rates would result in a decline in income before taxes of approximately $199,000.

     All of the potential changes noted above are based on sensitivity analyses performed on our financial positions at March 31, 2005. Actual results may differ materially.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

     Under the supervision and with the participation of our senior management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, as of the date of the evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2005 because of the material weakness described below. We have already implemented, and will continue to implement, corrective actions with respect to this material weakness, as further described below.

     As disclosed in our 2004 Annual Report on Form 10-K, we identified two material weaknesses in the evaluation of our disclosure controls and procedures as of December 31, 2004. The first material weakness related to the identification, capture, and timely communication of financially significant information between certain parts of our organization and the finance department. The second material weakness related to our procedures and controls over the preparation and review of the Annual Report on Form 10-K.

     As part of the evaluation of our disclosure controls and procedures as of March 31, 2005, we determined that we have remediated the material weakness related to our procedures and controls over the preparation and review of our consolidated financial statements and accompanying footnote disclosures contained in this Quarterly Report on Form 10-Q. The insufficient controls, which were originally identified during the preparation of the Annual Report on Form 10-K, included a lack of sufficient personnel with technical accounting expertise in our finance department and inadequate review and approval procedures to prepare external financial statements in accordance with GAAP. As a result of the new procedures and controls we implemented for the preparation and review of this Quarterly Report on Form 10-Q and the remediation steps described below, we believe we have remediated this material weakness. Senior management will continue to monitor the technical accounting expertise of finance personnel staff closely to ensure that adequate review and approval of our financial statements is maintained.

     As part of the same evaluation, we determined, however, that we have not completed implementation of the changes we believe are required to remediate the previously reported material weakness related to the inadequacy of communication between our senior management and the finance department. During their review of our interim financial results for the three months ended March 31, 2005, our independent registered public accounting firm identified two significant adjustments to our financial statements as part of their quarterly review procedures. These two adjustments were the result of the continued lack of communication within the Company with regards to certain severance obligations and our policy for the allowance for doubtful accounts. These two adjustments were corrected prior to the issuance of our financial statement for the three months ended March 31, 2005.

Remediation Steps

     During the quarter ended March 31, 2005 and through to the date of the filing of this Form 10-Q, and in response to the material weaknesses identified as of December 31, 2004, we implemented the following steps to remediate the deficiencies in our disclosure controls and procedures and material weaknesses in our internal control over financial reporting.

(i)	Established procedures to document the review of press releases to account for transactions in a complete and timely manner;

(ii)	Engaged the former Assistant Controller, who has significant SEC reporting experience, to serve as our Controller, in part to supervise our financial reporting to ensure compliance with SEC requirements;

(iii)	Promoted our Consolidations Reporting Manager to Director of Accounting to provide greater individual management of all accounting functions; and

(iv)	Improved our internal process of drafting and reviewing periodic reports by implementing additional management and external legal counsel review prior to their submission to our independent registered public accounting firm.

     Moreover, we intend to implement the following additional remediation steps to address the material weakness related to the inadequacy of communication between our senior management and the finance department;

(i)	Continue to monitor the communication channels between our senior management and our finance department and take prompt action, as necessary, to further strengthen these communication channels;

(ii)	Increase staffing in the finance department;

(iii)	Re-allocate duties to persons within the finance organization to maximize their skills and experience;

(iv)	Implement training procedures for new employees and/or consultants in the finance department on our disclosure procedures and controls, our Company and our actions in previous reporting periods; and

(v)	Take steps to ensure that our senior management has timely access to all material financial and non-financial information concerning our business.

Changes in internal control over financial reporting. Other than as described above, there has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected or is likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     On February 23, 2004, the Court issued an order disqualifying two of the lead plaintiffs. The order also states that plaintiffs’ counsel must provide certain information to the Court about counsel’s relationship with the disqualified lead plaintiffs, and it provides that defendants may serve certain additional discovery. On March 24, 2004, plaintiffs submitted certain documents to the Court in response to its order, and, on April 16, 2004, we responded to this submission. We have also initiated discovery pursuant to the Court’s February 23, 2004 order.

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

     In January 2005, Adelphia Corporation (Adelphia) sued us in the District Court of the City and County of Denver, Colorado. Adelphia’s complaint alleges, among other things, breach of contract and misrepresentation in connection with our sale of CMTS products to Adelphia and our announcement to cease future investment in the CMTS market. Adelphia seeks unspecified monetary damages and declaratory relief. We filed a motion to dismiss the complaint on February 24, 2005. On March 21, 2005, Adelphia filed its response to the motion to dismiss the complaint, and on April 5, 2005, we filed our reply in support of the motion to dismiss the complaint. On April 29, 2005, the court denied our motion to dismiss the complaint thereby permitting the case and discovery to go forward. We have until May 19, 2005 to respond to Adelphia’s complaint. As we believe that Adelphia’s allegations are without merit, we intend to contest this matter vigorously. This matter, however, could prove costly and time consuming to defend, and there can be no assurances about the eventual outcome.

     We have received letters claiming that our technology infringes the intellectual property rights of others. We have consulted with our patent counsel and are in the process of reviewing the allegations made by such third parties. If these allegations were submitted to a court, the court could find that our products infringe third party intellectual property rights. If we are found to have infringed third party rights, we could be subject to substantial damages and/or an injunction preventing us from conducting our business. In addition, other third parties may assert infringement claims against us in the future. A claim of infringement, whether meritorious or not, could be time-consuming, result in costly litigation, divert our management’s resources cause product shipment delays or require us to enter into royalty or licensing arrangements. These royalty or licensing arrangements may not be available on terms acceptable to us, if at all.

     Furthermore, we have in the past agreed to, and may from time to time in the future agree to, indemnify a customer of ours technology or products for claims against the customer by a third party based on claims that our technology or products infringe intellectual property rights of that third party. These types of claims, meritorious or not, can result in costly and time-consuming litigation; divert management’s attention and other resources; require us to enter into royalty arrangements; subject us to damages or injunctions restricting the sale of our products; require us to indemnify our customers for the use of the allegedly infringing products; require us to refund payment of allegedly infringing products to our customers or to forgo future payments; require us to redesign certain of our products; or damage our reputation, any one of which could materially and adversely affect our business, results of operations and financial condition.

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

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2005	TERAYON COMMUNICATION SYSTEMS, INC.
By /s/ Mark A. Richman
Mark A. Richman
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.