Form 10-Q
period 2005-06-30
TERAYON COMMUNICATION SYSTEMS
filed 2005-08-09
CIK 1052303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2005
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
As of July 29, 2005 registrant had outstanding 77,273,819 shares of Common Stock.

INDEX
TERAYON COMMUNICATION SYSTEMS, INC.

Page No.
PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS	3

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	46

Item 4. CONTROLS AND PROCEDURES	47

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	48
Item 5. OTHER INFORMATION	50
Item 6. EXHIBITS	50
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.26
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to: statements related to industry trends and future growth in the markets for cable modem systems; our strategies for reducing the cost of our products; our product development efforts; our future research and development; the timing of our introduction of new products; the timing and extent of deployment of our products by our customers; the future sales of our products; and our future revenues and profitability. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” or “certain” or the negative of these terms or similar expressions to identify forward-looking statements. Discussions containing such forward-looking statements may be found throughout the document. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. We disclaim any obligation to update these forward-looking statements as a result of subsequent events. The business risks discussed in Part 1, Item 2 of this Report on Form 10-Q, among other things, should be considered in evaluating our prospects and future financial performance.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,605	$43,218
Short-term investments	66,383	54,517
Accounts receivable, net	17,645	16,554
Accounts receivable from related parties	2,312	3,106
Other current receivables	1,758	1,044
Inventory	12,759	17,144
Other current assets	2,100	2,042

Total current assets	141,562	137,625
Property and equipment, net	4,538	5,760
Restricted cash	8,763	8,827
Other assets	633	1,522

Total assets	$155,496	$153,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,572	$7,845
Accrued payroll and related expenses	3,147	3,936
Deferred revenues	5,427	2,579
Deferred gain on sale of semiconductor assets	8,578	—
Accrued warranty expenses	2,722	3,870
Current portion of accrued restructuring and executive severance	1,991	3,902
Accrued vendor cancellation charges	374	521
Accrued other liabilities	3,609	4,562
Interest payable	1,356	1,356

Total current liabilities	31,776	28,571

Other long-term obligations	1,720	2,077
Long term portion of accrued restructuring and executive severance	1,721	1,664
Convertible subordinated notes	65,081	65,081

Commitments and contingencies

Stockholders’ equity:
Common stock	77	76
Additional paid in capital	1,085,820	1,083,711
Accumulated deficit	(1,027,203)	(1,024,091)
Treasury stock, at cost	(773)	(773)
Accumulated other comprehensive loss	(2,723)	(2,582)

Total stockholders’ equity	55,198	56,341

Total liabilities and stockholders’ equity	$155,496	$153,734

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$24,692	$40,138	$42,228	$80,560
Related party revenues	4,841	2,644	13,668	3,389

Total revenues	29,533	42,782	55,896	83,949

Cost of revenues	14,024	27,046	25,379	55,605
Cost of related party revenues	2,677	614	4,364	825

Total cost of revenues	16,701	27,660	29,743	56,430

Gross profit	12,832	15,122	26,153	27,519

Operating expenses:
Research and development	4,427	8,516	10,371	17,984
Sales and marketing	5,611	5,411	11,285	12,632
General and administrative	2,878	2,953	5,673	5,388
Restructuring charges, executive severance and asset write-offs	282	3,579	1,564	6,946

Total operating expenses	13,198	20,459	28,893	42,950

Loss from operations	(366)	(5,337)	(2,740)	(15,431)

Interest income	672	460	1,240	912
Interest expense	(814)	(826)	(1,627)	(1,643)
Other income (expense), net	(50)	921	15	1,200

Loss before income tax benefit (provision)	558	(4,782)	(3,112)	(14,962)

Income tax benefit (provision)	50	(79)	—	(146)

Net loss	$(508)	$(4,861)	$(3,112)	$(15,108)

Net loss per share, basic and diluted	$(0.01)	$(0.06)	$(0.04)	$(0.20)

Shares used in per share calculation, basic and diluted	77,057	75,551	76,898	75,534

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net loss	$(3,112)	$(15,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,708	3,319
Reduction of accounts receivable allowance	(675)	—
Amortization of deferred compensation	—	17
Inventory reserves	858	969
Impairment and write-off of fixed assets	330	130
Net changes in operating assets and liabilities:
Accounts receivable	(416)	2,420
Accounts receivable from related parties	794	(505)
Inventory	3,527	(6,008)
Other assets	181	2,813
Accounts payable	(3,273)	(9,569)
Accrued payroll and related expenses	(789)	(1,618)
Deferred revenues	2,848	1,668
Accrued warranty expenses	(1,148)	(1,318)
Accrued restructuring and executive severance	(1,853)	4,570
Accrued vendor cancellation charges	(147)	(2,156)
Other accrued liabilities	(1,311)	(806)

Net cash used in operating activities	(2,478)	(21,182)

Investing activities:
Purchases of short-term investments	(48,938)	(78,000)
Proceeds from sales and maturities of short-term investments	36,941	117,429
Proceeds from sale of semiconductor assets, net	8,578	—
Purchases of property and equipment	(816)	(1,623)

Net cash provided by (used in) investing activities	(4,235)	37,806

Financing activities:
Principal payments on capital leases	—	(178)
Proceeds from issuance of common stock	2,109	781

Net cash provided by financing activities	2,109	603
Effect of foreign currency exchange rate changes	(9)	368

Net increase (decrease) in cash and cash equivalents	(4,613)	17,595
Cash and cash equivalents at beginning of period	43,218	30,188

Cash and cash equivalents at end of period	$38,605	$47,783

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
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements at June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 have been included.
     Results for the three and six months ended June 30, 2005 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Form 10-K dated March 15, 2005, as filed with the U.S. Securities and Exchange Commission. The accompanying condensed consolidated balance sheet at December 31, 2004 is derived from audited consolidated financial statements at that date.
Reclassifications
     Certain amounts such as cost of related party revenues in the 2004 financial statements have been reclassified to conform to the 2005 presentation.
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
Net Loss Per Share
     The numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(508)	$(4,861)	$(3,112)	$(15,108)

Shares used in computing basic and diluted net loss per share	77,057	75,551	76,898	75,534

Basic and diluted net loss per share	$(0.01)	$(0.06)	$(0.04)	$(0.20)

     Options to purchase 13,844,360 and 15,836,009 shares of common stock were outstanding at June 30, 2005 and June 30, 2004, respectively, but were not included in the computation of diluted net loss per share since the effect would have been anti-dilutive.

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

		Three months ended		Six months ended
		June 30,		June 30,
		2005	2004	2005	2004
Net loss, as reported		$(508)	$(4,861)	$(3,112)	$(15,108)
Add:	Stock-based compensation under APB 25	—	17	—	17
Deduct:	Stock option compensation expense determined under fair value-based method	(1,051)	(3,703)	(2,367)	(8,213)
	Employee stock purchase plan compensation expense determined under fair value-based method	—	(357)	—	(713)

Pro forma net loss		$(1,559)	$(8,904)	$(5,479)	$(24,017)

Net loss per share, basic and diluted, as reported		$(0.01)	$(0.06)	$(0.04)	$(0.20)

Pro forma net loss per share, basic and diluted		$(0.02)	$(0.12)	$(0.07)	$(0.32)

Shares used in computing net loss per share , as reported, and pro forma net loss per share, as reported, basic and diluted		77,057	75,551	76,898	75,534

Inventory
     Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$473	$1,880
Work-in-process	23	1,501
Finished goods	12,263	13,763

Inventory	$12,759	$17,144

Purchase Obligations
     The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations consist of purchase orders placed with vendors for goods and services and require the Company to purchase minimum quantities of the suppliers’ products at a specified price. As of June 30, 2005, $21.8 million of purchase obligations were outstanding. The Company accrued for vendor cancellation charges in an amount, which represented management’s estimate of the Company’s exposure to vendors for its inventory commitments that will not be consumed in the ordinary course of business. At June 30, 2005, accrued vendor cancellation charges were $0.4 million and the remaining $21.4 million was attributable to open purchase orders that are expected to be utilized in the normal course of business. The remaining obligations are expected to become payable at various times throughout 2005.

Changes in Accounting Estimates
     For the three and six months ended June 30, 2005, the Company’s gross margins were benefited by the reversal of approximately $0.2 million and $0.4 million, respectively of accrued vendor cancellation charges, which were previously recorded as cost of goods sold. Additionally, for the three and six months ended June 30, 2004, the Company reversed approximately $0.8 million and $2.1 million, respectively, of accrued vendor cancellation charges, which were previously recorded as cost of goods sold. The Company reversed these charges as it was able to negotiate downward certain vendor cancellation to more favorable terms. During the three and six months ended June 30, 2005, the Company’s gross margins were benefited by the sale of previously reserved inventory of approximately $1.9 million and $2.6 million, respectively, of inventory provisions, which were previously recorded as cost of goods sold. Additionally, during the three and six months ended June 30, 2004, the Company reversed approximately $0.3 million and $0.8 million, respectively, of inventory provisions, which were previously recorded as cost of goods sold. The Company reversed these provisions as it was able to sell inventory originally considered to be excess or obsolete.
     In the first quarter of 2005, the Company reversed approximately $0.6 million of accounts receivable allowances as the Company was able to collect accounts which had previously been specifically reserved.
Accumulated Other Comprehensive Loss
     Accumulated other comprehensive loss presented in the accompanying condensed consolidated balance sheets consists of net unrealized gains or losses on short-term investments and accumulated net foreign currency translation gains or losses.
     The following are the components of comprehensive loss (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(508)	$(4,861)	$(3,112)	$(15,108)
Cumulative translation adjustments	22	444	(9)	368
Change in unrealized gain (loss) on available- for-sale investments	174	(537)	(131)	(534)

Total comprehensive loss	$(312)	$(4,954)	$(3,252)	$(15,274)

Impact of Recently Issued Accounting Standards
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), (SFAS 123(R)), “Share-Based Payment,” which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. The Company’s effective date for implementation of SFAS 123(R) is January 1, 2006. The Company has not yet determined which phase-in method it will adopt. In the first quarter of 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which provided further clarification on the implementation of SFAS 123(R).
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
     In November 2004, the FASB issued SFAS 151, “Inventory Costs,” which revised Accounting Research Bulletin No. 43 (“ARB 43”), relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial statements.
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
     The Company believes that there are many defects in the derivative complaints. However, were an unfavorable ruling to occur in this legal matter, there exists the possibility of a material adverse impact on the Company’s results of operations for the period in which the ruling occurs.
     In January 2005, Adelphia Corporation (Adelphia) sued the Company in the District Court of the City and County of Denver, Colorado. Adelphia’s complaint alleges, among other things, breach of contract and misrepresentation in connection with the Company’s sale of CMTS products to Adelphia and the Company’s announcement to cease future investment in the CMTS market. Adelphia seeks damages in excess of $25.0 million and declaratory relief. The Company moved to dismiss the complaint seeking an order blocking the case from going forward at a preliminary stage. The court denied the Company’s motion to dismiss the complaint, thereby permitting the case and discovery to go forward. The Company filed its response to Adelphia’s complaint and discovery has begun. The case is currently set for trial to commence on May 15, 2006. As the Company believes that Adelphia’s allegations are without merit, it intends to contest this matter vigorously. This matter, however, could prove costly and time consuming to defend, and there can be no assurances about the eventual outcome. Were an unfavorable ruling to occur in this legal matter, there exists the possibility of a material adverse impact on the Company’s results of operations for the period in which the ruling occurs.
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
     The Company is currently a party to various other legal proceedings, in addition to those noted above, and may become involved from time to time in other legal proceedings in the future. While the Company currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position or overall results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in any of the Company’s legal proceedings, there exists the possibility of a material adverse impact on the Company’s financial condition and results of operations for the period in which the ruling occurs. The estimate of the potential impact on the Company’s financial position and overall results of operations for any of the above legal proceedings could change in the future.
4. Operating Segment Information
     The Company operates as one business segment.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Revenues by product:
Digital Video Solutions (DVS)	$17,339	$7,508	$30,385	$13,579
Home Access Solutions (HAS)	10,590	24,983	22,160	48,597
Cable Modem Termination Systems (CMTS)	1,506	10,291	3,157	21,588
Other	98	—	194	185

Total revenues	$29,533	$42,782	$55,896	$83,949

Revenues by geographic areas:
United States	$20,223	$21,226	$35,490	$43,058
Americas, excluding United States	431	224	568	1,838
Europe, Middle East and Africa, (EMEA), excluding Israel	2,288	7,041	6,474	14,965
Israel	2,797	5,931	3,984	9,215
Asia, excluding Japan	3,400	5,037	8,965	9,132
Japan	394	3,294	394	5,688
Other	—	29	21	53

Total	$29,533	$42,782	$55,896	$83,949

	June 30,	December 31,
	2005	2004
Long-lived assets:

United States	$4,079	$4,423
Americas, excluding United States	—	402
EMEA, excluding Israel	96	131
Israel	273	687
Asia	90	117

Total long-lived assets	4,538	5,760
Total current assets	141,562	137,625
Other assets	9,396	10,349

Total assets	$155,496	$153,734

     Two customers, Comcast Corporation (Comcast) and Harmonic, Inc. (Harmonic), accounted for 10% or more of total revenues (24% and 16%) for the three months ended June 30, 2005. Two customers, Harmonic and Comcast, accounted for 10% or more of total revenues (24% and 17%) for the six months ended June 30, 2005. Two customers, Adelphia Communications Corporation (Adelphia) and Telenet, accounted for 10% or more of total revenues (25% and 12%) for the three months ended June 30, 2004. Two customers, Adelphia and Telenet, accounted for 10% or more of total revenues (23% and 10%) for the six months ended June 30, 2004. One of these customers is Harmonic which is a related party (see Note 6). For the three and six months ended June 30, 2005, Harmonic accounted for 16% and 24% respectively of the Company’s total revenues. For the three and six months ended June 30, 2004, Harmonic accounted for 6% and 4% respectively of the Company’s total revenues.
     At June 30, 2005, Comcast, Harmonic, Adelphia, and Telenet accounted for $4.3 million, $2.3 million, $1.5 million, and $0.1 million, respectively of the accounts receivable. At June 30, 2004, Comcast, Harmonic, Adelphia, and Telenet accounted for $0.9 million, $1.1 million, $5.3 million, and $4.7 million, respectively of the accounts receivable.
5. Restructuring Charges and Asset Write-offs
     Restructuring
     The Company accrues for termination costs in accordance with SFAS 146,“Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS 112, "Employers’ Accounting for Post Employment Benefits”. Liabilities are initially measured at their fair value on the date in which they are incurred based on plans approved by the Company’s Board of Directors. Accrued employee termination costs principally consist of three components: 1) a lump-sum severance payment based upon the years of service; 2) COBRA insurance based on years of service; and 3) an estimate of costs for outplacement services provided to the affected employees. Most employees are terminated on the date of notification so there is no additional service period required to be included in the determination of accrued termination costs. Where services are required for a period over 60 days, the Company ratably amortizes termination costs over the required service period.
     2004 Restructurings
     During the first quarter of 2004, the Company initiated a Board of Director’s approved restructuring plan to bring operating expenses in line with revenue levels. The Company incurred restructuring charges in the amount of $3.3 million of which $1.0 million related to employee termination costs, $0.9 million related to termination costs for an aircraft lease, and $1.4 million related to costs for excess leased facilities in the first quarter of 2004. The Company incurred additional restructuring charges in the amount of $1.1 million in the second quarter of 2004 related to additional costs for excess leased facilities resulting in a second restructuring plan. In the fourth quarter of 2004, to further conform the Company’s expenses to its revenue and to cease investment in the CMTS product line, the Company’s Board of Directors approved a third restructuring plan that resulted in a charge in the amount of $1.3 million related to employee terminations.
     Each quarter, the Company re-evaluates the 2004 restructuring charges for the employee severance, excess leased facilities and the aircraft lease. Based on market conditions, new assumptions provided by its real-estate broker, and the terms of an aircraft sublease agreement, which the Company entered into in the third quarter of 2004, the Company revalues the restructuring liability. During the first six months of 2005, the Company re-evaluated the 2004 restructuring liability estimates. Based on new assumptions provided by its real-estate broker, the Company increased the 2004 restructuring accrual by $0.9 million in the first six months of 2005. Additionally, the Company increased its estimated 2004 restructuring liability for employee severance in the first six months of 2005 by $1.0 million.
     As of June 30, 2005, $3.2 million of 2004 restructuring charges remained accrued. In the six months ended June 30, 2005, the Company had paid $1.1 million in employee termination costs, $0.1 million of costs related to the aircraft lease, and $0.7 million of costs related to excess leased facilities.
     The Company anticipates the remaining restructuring accrual related to the aircraft lease to be substantially utilized for servicing operating lease payments, through January 2007. The remaining restructuring accrual related to excess leased facilities is expected to be utilized for servicing operating lease payments or negotiating a buyout of operating lease commitments through October 2009.
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
     This table summarizes the accrued restructuring balances related to the 2004 restructurings as of June 30, 2005 (in thousands):

			Excess Leased
	Involuntary		Facilities and
	Employee	Aircraft Lease	Cancelled
	Terminations	Termination	Contracts,	Total
Balance at December 31, 2004	$592	$692	$1,998	$3,282
Cash payments	(1,121)	(125)	(679)	(1,925)
Charges	965	—	—	965
Changes in estimate	—	—	907	907

Balance at June 30, 2005	$436	$567	$2,226	$3,229

     2002 Restructuring
     During 2002, a restructuring plan (2002 Plan) was approved by the Board of Directors and the Company incurred restructuring charges in the amount of $3.6 million, of which none remained accrued at June 30, 2005, for excess leased facilities in Israel. During 2004, improving real estate market conditions in Israel gave rise to the Company’s improved tenant sublease assumptions and, as a result, the Company revalued the accrual for excess leased facilities in Israel and decreased the accrual by $0.1 million. Additionally, the Company reclassified $1.1 million between the 2002 Plan and 2001 Plan in the fourth quarter of 2004.
     This table summarizes the accrued restructuring balances related to the 2002 Plan as of June 30, 2005 (in thousands):

	Involuntary	Excess Leased
	Employee	Facilities and
	Terminations	Cancelled Contracts	Total
Balance at December 31, 2004	$—	$15	$15
Changes in estimate	—	(15)	(15)

Balance at June 30, 2005	$—	$—	$—

     2001 Restructuring
     During 2001, the Board of Directors approved a restructuring plan (2001 Plan) and the Company incurred restructuring charges in the amount of $12.7 million, of which $0.5 million remained accrued at June 30, 2005, primarily for excess leased facilities in Israel. During 2004, improving real estate market conditions in Israel gave rise to the Company’s improved tenant sublease assumptions thereby resulting in a change in estimate of $1.4 million. Additionally, a reclassification between the 2002 Plan and 2001 Plan increased the 2001 Plan by $1.1 million in the fourth quarter of 2004. The Company currently anticipates the remaining restructuring accrual relating to excess leased facilities will be utilized for servicing operating lease payments through 2005.
     During the first half of 2005, the Company re-evaluated the 2001 restructuring accrual estimates for the excess facilities in Israel. Based on actual sublease income and new assumptions provided by its real-estate broker, the Company decreased the restructuring charge by $0.4 million for the six months ended June 30, 2005.
     This table summarizes the accrued restructuring balances related to the 2001 Plan as of June 30, 2005 (in thousands):

	Involuntary	Excess Leased
	Employee	Facilities and
	Terminations	Cancelled Contracts	Total
Balance at December 31, 2004	$50	$1,788	$1,838
Cash payments	(50)	(957)	(1,007)
Changes in estimate	—	(361)	(361)

Balance at June 30, 2005	$—	$(470)	$(470)

Executive Severance
     In 2003 and 2004, the Company entered into employment agreements with four executive officers who subsequently resigned from the Company. The Company recorded a severance provision of $1.7 million related to termination costs for these officers in the six months ended June 30, 2004. Most of the severance costs related to these officers were paid in 2004. Approximately $13,000 of employee benefits for the executive officers remained accrued at June 30, 2005, which is expected to be paid through 2005.
Asset Write-offs
     The Company wrote off $0.1 million and $0.1 million in the six months ended June 30, 2005 and June 30, 2004, respectively, of fixed assets related to restructuring activities, which were determined to have no remaining useful life.

6. Related Party Transactions
     Lewis Solomon, a member of the Company’s Board of Directors is also a member of the Board of Directors of Harmonic, Inc. (Harmonic). Harmonic is an authorized, non-exclusive reseller of certain of the Company’s video products. For the six months ended June 30, 2005 and June 30, 2004, related party revenue from Harmonic was $13.7 million and $3.4 million, respectively.
     Cost of related party revenues in the Company’s consolidated statements of operations consists of direct and indirect costs. Accounts receivable from Harmonic totaled approximately $2.3 million at June 30, 2005. Harmonic is not a supplier to the Company.
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
     An analysis of changes in the liability for product warranties for the six months ended June 30, 2005 and 2004, is as follows (in thousands):

				Charges for
	Balance at	Additions	Expiration	warranty	Balance at
	beginning	charged to	of accrued	services	end of
	of period	expenses	warranty	provided	period

Six months ended June 30, 2004 Accrued warranty expenses	$5,509	1,922	(1,300)	(1,940)	$4,191
Six months ended June 30, 2005 Accrued warranty expenses	$3,870	830	(475)	(1,503)	$2,722
8. Sale of Certain Assets
ATI
     On February 7, 2005, the Company entered into an agreement with ATI Technologies, Inc (ATI) to sell certain cable modem semiconductor assets to ATI for a total purchase price of up to $13.8 million if the Company achieves all the milestones specified in the agreement. Under the terms of the agreement, ATI acquired the Company’s cable modem silicon intellectual property and related software, assumed a lease and hired approximately twenty-five employees from the Company’s design team. Upon closing on March 9, 2005, the Company received $8.6 million in cash, which was comprised of a $6.95 million initial payment and $1.65 million of the $1.9 million for having met the first milestone. In May 2005, the Company received an additional $2.5 million upon completion of two additional milestones. As of June 30, 2005, the Company had deferred the net gain of $8.6 million, which represented the cash receipt of $11.1 million, less transaction related costs of $2.5 million. The balance of up to $2.7 million of the purchase price will be paid to the Company in the event the Company meets the two remaining milestones over the subsequent 15 months following the closing, and upon the release of the escrow. The agreement also sets forth representations and warranties made by the Company that may cause it to incur liabilities and penalties arising out of its failure to meet certain conditions and milestones. The maximum liability for the Company is the greater of $11.5 million or the total amount of the purchase price paid by ATI plus $1.5 million. The gain on the sale of the assets, if any, will be recognized upon completion of all milestones or when the contingencies related to the sale are resolved.
Israel Subsidiaries
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
     On February 7, 2005, we entered into an agreement with ATI Technologies, Inc (ATI) to sell certain cable modem semiconductor assets to ATI for a total purchase price of up to $13.8 million if we achieve all the milestones specified in the agreement. Under the terms of the agreement, ATI acquired our cable modem silicon intellectual property and related software, assumed a lease and hired approximately twenty-five employees from our design team. Upon closing on March 9, 2005, we received $8.6 million in cash, which was comprised of a $6.95 million initial payment and $1.65 million of the $1.9 million for having met the first milestone. In May 2005, we received an additional $2.5 million upon completion of two additional milestones. As of June 30, 2005, we had deferred the net gain of $8.6 million, which represented the cash receipt of $11.1 million, less transaction related costs of $2.5 million. The balance of up to $2.7 million of the purchase price will be paid to us in the event we meet the two remaining milestones over the subsequent 15 months following the closing, and upon the release of the escrow. The agreement also sets forth representations and warranties made by us that may cause us to incur liabilities and penalties arising out of our failure to meet certain conditions and milestones. The maximum liability for us is the greater of $11.5 million or the total amount of the purchase price paid by ATI plus $1.5 million. The gain on the sale of the assets, if any, will be recognized upon completion of all milestones or when the contingencies related to the sale are resolved.
     We have not been profitable since our inception. We had a net loss of $0.5 million or $0.01 per share for the quarter ended June 30, 2005. Our ability to grow our business and attain profitability is dependent on our ability to effectively compete in the marketplace with our current products and services, develop and introduce new products and services, contain operating expenses and improve our gross margins, as well as continued investment in equipment by the broadband provider industry.
     At June 30, 2005, we had approximately $105.0 million in unrestricted cash, cash equivalents and short-term investments as compared to approximately $97.7 million at December 31, 2004. This increase in the first six months of 2005 primarily resulted from the ATI transaction, offset by the use of cash for operating activities.
     A more detailed description of the risks to our business can be found in the section captioned “Risk Factors” in this quarterly report.
Critical Accounting Policies
     There have been no material changes to any of our critical accounting policies and estimates as disclosed in our report on Form 10-K for the year ended December 31, 2004.

Results of Operations
Three and Six months ended June 30, 2005 and June 30, 2004
Revenues

	For the three months				% Change for the	% Change for the
	ended		For the six months		three months	six months ended
	June 30,		ended June 30,		ended June 30,	June 30,
(in thousands)	2005	2004	2005	2004	2005/2004	2005/2004
Revenues	$29,533	$42,782	$55,896	$83,949	(31%)	(33%)
     Our revenues decreased 31% for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 and decreased 33% for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. While sales of our DVS products increased, the overall decrease was primarily due to decreased sales of our HAS and CMTS products. We expect overall revenues to remain flat or increase slightly on a sequential basis in 2005.
Revenues by Groups of Similar Products

					% Change for	% Change for
			For the six months		the three	the six months
	For the three months		ended		months ended	ended
	ended June 30,		June 30,		June 30,	June 30,
(in thousands)	2005	2004	2005	2004	2005/2004	2005/2004
Revenues by product:
DVS	$17,339	$7,508	$30,385	$13,579	131%	124%
HAS	10,590	24,983	22,160	48,597	(58%)	(54%)
CMTS	1,506	10,291	3,157	21,588	(85%)	(85%)
Other	98	—	194	185	100%	5%

Total revenues	$29,533	$42,782	$55,896	$83,949	(31%)	(33%)

     Revenues from DVS products increased in 2005 compared to 2004, due to significant shipments of the CP 7600G edge decoder, primarily in the second quarter of 2005, as well as continued sales of our DM 6400 CherryPickers. We are encouraged by the prospects for the DVS business to grow and believe that we will continue to see increased demand of DVS products resulting from more high definition television (HDTV)  programming and other digital video services, including digital ad insertion.
     HAS revenues decreased in 2005 compared to 2004, primarily due to an overall decrease in modem sales. The number of modems sold decreased from 0.5 million in the second quarter of 2004 to 0.2 million in the same period in 2005. The intensely competitive nature of the market for broadband products has resulted in significant price erosion of Average Selling Prices (ASP). While we continue to see a decrease in ASPs in the second quarter of 2005, the overall ASP of all modems we sold in the second quarter of 2005 increased due to increased sales of our higher priced eMTA modems. We expect HAS revenues to remain relatively flat or increase slightly in the remainder of 2005.
     CMTS revenues continued to decline in 2005 compared to 2004, due to our decision to cease investment in the CMTS product line as announced in the third quarter of 2004. We expect CMTS revenues to continue to decrease in 2005.

Revenues by Geographic Region

					% Change for	% Change for
					the three	the six
	For the three months		For the six months		months ended	months ended
	ended June 30,		ended June 30,		June 30,	June 30,
(in thousands)	2005	2004	2005	2004	2005/2004	2005/2004
Revenues by geographic areas:
United States	$20,223	$21,226	$35,490	$43,058	(5%)	(18%)
Americas, excluding United States	431	224	568	1,838	92%	(69%)
Europe, Middle East and Africa, (EMEA), excluding Israel	2,288	7,041	6,474	14,965	(68%)	(57%)
Israel	2,797	5,931	3,984	9,215	(53%)	(57%)
Asia excluding Japan	3,400	5,037	8,965	9,132	(32%)	(2%)
Japan	394	3,294	394	5,688	(88%)	(93%)
Other	—	29	21	53	(100%)	(60%)

Total	$29,533	$42,782	$55,896	$83,949	(31%)	(33%)

     Revenues in the United States decreased in the three and six months ended June 30, 2005 compared to the same periods in 2004, primarily due to decreased sales of CMTSs and HAS products to United States Major Systems Operators (MSOs). Revenues in EMEA, Israel, and Asia also decreased in the same period due to decreased sales of our CMTS and HAS products. During the second quarter of 2005, we continued to emphasize sales to our United States, Israel, and Asian customers while placing a lower emphasis on other locations such as Canada, South America and Japan. In the remainder of 2005, we expect revenues to remain flat or slightly increase in the United States and EMEA markets. Two customers, Comcast Corporation (Comcast) and Harmonic, Inc. (Harmonic), accounted for 10% or more of total revenues (24% and 16%) for the three months ended June 30, 2005. Two customers, Harmonic and Comcast, accounted for 10% or more of total revenues (24% and 17%) for the six months ended June 30, 2005. Two customers, Adelphia Communications Corporation (Adelphia) and Telenet, accounted for 10% or more of total revenues (25% and 12%) for the three months ended June 30, 2004. Two customers, Adelphia and Telenet, accounted for 10% or more of total revenues (23% and 10%) for the six months ended June 30, 2004. At June 30, 2005, Comcast, Harmonic, Adelphia, and Telenet accounted for $4.3 million, $2.3 million, $1.5 million, and $0.1 million, respectively of the accounts receivable. At June 30, 2004, Comcast, Harmonic, Adelphia, and Telenet accounted for $0.9 million, $1.1 million, $5.3 million, and $4.7 million, respectively of the accounts receivable.
Related Party Revenues

						% Change for
					% Change for	the six
	For the three months		For the six months		the three months	months ended
	ended June 30,		ended June 30,		ended June 30,	June 30,
(in thousands)	2005	2004	2005	2004	2005/2004	2005/2004
Related party revenues	$4,841	$2,644	$13,668	$3,389	83%	303%
     Related party revenues increased in 2005 compared to 2004. Lewis Solomon, a member of our board of directors, is a member of the board of directors of Harmonic. All related party revenues are attributable to Harmonic and are included in related party revenues in 2005 and 2004. The increase in related party revenues was primarily due to an increase of sales of our DVS products to Harmonic in 2005 as compared to 2004. Harmonic is not a supplier to us.
Cost of Goods Sold and Gross Profit

					% Change for	% Change for the
	For the three months		For the six months		the three months	six months ended
	ended June 30,		ended June 30,		ended June 30,	June 30,
(in thousands)	2005	2004	2005	2004	2005/2004	2005/2004
Cost of revenues	$14,024	$27,046	$25,379	$55,605	(48%)	(54%)
Cost of related party revenues	2,677	614	4,364	825	336%	429%

Total cost of goods sold	$16,701	$27,660	$29,743	$56,430	(40%)	(47%)

Gross profit	$12,832	$15,122	$26,153	$27,519	(15%)	(5%)

     Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In the three and six months ended June 30, 2005, cost of goods sold was approximately 57% and 53% of revenues, respectively, compared to 65% and 67% of revenues, respectively, in the same periods in 2004. For the three and six months ended June 30, 2005, our gross margins were benefited by the reversal of approximately $0.2 million and $0.4 million, respectively of accrued vendor cancellation charges, which were previously recorded as cost of goods sold. Additionally, for the three and six months ended June 30, 2004, we reversed approximately $0.8 million and $2.1 million, respectively, of accrued vendor cancellation charges, which were previously recorded as cost of goods sold. During the three and six months ended June 30, 2005, our gross margins were benefited primarily by reversal of inventory provisions, which were previously recorded as cost of goods sold, upon the sale of previously reserved CMTS inventory of approximately $1.9 million and $2.6 million. We reversed these provisions as we were able to sell inventory originally considered to be excess or obsolete. Additionally, during the three and six months ended June 30, 2004, we reversed approximately $0.3 million and $0.8 million, respectively, of inventory provisions, which were previously recorded as cost of goods sold. We reversed these provisions as we were able to sell inventory originally considered to be excess or obsolete.
     In 2005, related party cost of revenues increased compared to 2004 due to increased sales of our DVS products to Harmonic in 2005 as compared to sales in 2004.
     Our gross profit decreased in the three and six months ended June 30, 2005 compared to the same period in 2004. The decrease in our gross profit was primarily related to a decrease in revenues from our HAS and CMTS products.
     During 2005, we will continue to focus on improving sales of higher margin products and reducing product manufacturing costs. We are now partnering with contract manufacturers in Asia and the U.S. for our HAS and DVS products, which may provide us with more competitive component pricing, economies of scale, and improved manufacturing capabilities. We may be able to increase our margins by obtaining a product mix that is expected to shift to higher margin DVS products. Additionally, We expect HAS product mix to shift to higher margin priced eMTA products. However, there are no assurances that we will succeed in selling a greater percentage of higher margin products or reducing our product manufacturing costs.
Operating Expenses

					% Change for	% Change for
					the three	the six months
	For the three months		For the six months		months ended	ended
	ended June 30,		ended June 30,		June 30,	June 30,
(in thousands)	2005	2004	2005	2004	2005/2004	2005/2004
Research and development	$4,427	$8,516	$10,371	$17,984	(48%)	(42%)
Sales and marketing	$5,611	$5,411	$11,285	$12,632	4%	(11%)
General and administrative	$2,878	$2,953	$5,673	$5,388	(3%)	5%
     Research and Development. Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, and expenditures for outside engineering consultants, and testing equipment and supplies required to develop and enhance our products. Research and development expenses decreased 48% to $4.4 million or 15% of sales in the second quarter of 2005 from $8.5 million or 20% of sales in the same period in 2004. The $4.1 million decrease in research and development expenses was attributable to $2.5 million of reductions in employee related expenses primarily related to our decision to cease investment in the CMTS product line as announced in the third quarter of 2004, $0.6 million decrease in allocations of facility and overhead related support costs, and $1.1 reduction of other expenses, partially offset by an increase of $0.1 million of outside engineering consultants. Research and development expenses decreased 42% to $10.4 million or 19% of sales in the six months ended June 30, 2005 from $18.0 million or 21% of sales in the same period in 2004. The $7.6 million decrease in research and development expenses was attributable to $4.5 million of reductions in employee related expenses primarily related to our decision to cease investment in the CMTS product line as announced in the third quarter of 2004, $1.8 million decrease in allocations of facility and overhead related support costs, and $1.7 reduction of other expenses, partially offset by an increase of $0.4 million of outside engineering consultants. We believe it is critical for the Company to continue to make significant investments in research and development to create innovative technologies and products that meet the current and future requirements of our customers. Accordingly, we intend to continue our investment in research and development in 2005 primarily in our DVS products.
     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, and marketing and support personnel, and costs related to marketing communications, consulting and travel. Sales and marketing expenses increased by $0.2 million to $5.6 million or 19% of sales in the second quarter of 2005 from $5.4 million or 13% of sales in the same period in 2004. The $0.2 million increase in sales and marketing expenses was primarily due $0.4 million of increased cost for trade shows, $0.2 million of increased spending for outside consultants, and $0.3 million of overall sales and marketing costs, partially offset by $0.7 million in decreased employee expenses due to decreased headcount. Sales and marketing expenses decreased by $1.3 million to $11.3 million or 20% of sales in the six months ended June 30, 2005 from $12.6 million or 15% of sales in the same period in 2004. The $1.3 million decrease in sales and marketing expenses was primarily due to $1.1 million in decreased employee expenses due to decreased headcount and $0.8 million of decreased corporate aircraft expenses, offset by $0.6 million of overall sales and marketing cost increases. We currently expect sales and marketing expenses to be relatively flat to slightly lower in 2005 when compared to 2004.
     General and Administrative. General and administrative expenses consist primarily of salary and benefits for administrative officers and support personnel, travel expenses and legal, and accounting and consulting fees. General and administrative expenses decreased by $0.1 million to $2.9 million or 10% of sales in the quarter ended June 30, 2005 from $3.0 million or 7% of sales in the same period in 2004. The $0.1 million decrease was primarily due to $0.2 million in reduced employee expenses and $0.4 million in decreased facilities costs, offset by $0.5 million increase in allocations of facility and overhead related support costs. General and administrative expenses increased by $0.3 million to $5.7 million or 10% of sales in the six months ended June 30, 2005 from $5.4 million or 6% of sales in the same period in 2004. The $0.3 million increase was primarily due to $0.3 million of increased spending for outside consultants and a $2.2 million increase in allocations of facility and overhead related support costs, partially offset by a $0.6 million reduction in our allowance for doubtful accounts credited to general and administrative expense, $0.5 million in reduced employee expenses due to lower headcount, and $1.1 million of overall general and administrative cost decreases. We currently expect general and administrative expenses to be relatively flat in 2005 when compared to 2004.
Restructuring Charges and Asset Write-offs

	For the three months		For the six months ended
	ended June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Executive severance charges	$—	$1,682	$—	$1,682
Restructuring charges, net	282	1,897	1,479	5,158
Long-lived assets written-off	—	—	85	106
Restructuring costs and asset write-offs	$282	$3,579	$1,564	$6,946

     Restructuring Costs During the first quarter of 2004, we initiated a Board of Directors’ approved restructuring plan to bring operating expenses in line with revenue levels. We incurred restructuring charges in the amount of $3.3 million of which $1.0 million related to employee termination costs, $0.9 million related to termination costs for an aircraft lease, and $1.4 million related to costs for excess leased facilities in the first quarter of 2004. We incurred additional restructuring charges in the amount of

$1.1 million in the second quarter of 2004 related to additional costs for excess leased facilities resulting in a second restructuring plan. In the fourth quarter of 2004, to further conform our expenses to our revenue and to cease investment in the CMTS product line, our Board of Directors approved a third restructuring plan that resulted in a charge in the amount of $1.3 million related to employee terminations. The remaining restructuring accrual related to the aircraft lease is expected to be substantially utilized for servicing operating lease payments through January 2007, and the remaining restructuring accrual related to excess leased facilities, is expected to be utilized for servicing operating lease payments or negotiating a buyout of operating lease commitments, through October 2009.
     The reserve for the aircraft lease and excess leased facilities was based on information provided by our brokers that estimated, based on assumptions relevant to the aircraft and real estate market conditions as of the date of our restructuring plan, the time it would be likely to take until the aircraft and excess leased facilities would be fully sub-leased. Even though it is our intent to sublease, assign or sell our interests in the excess facilities at the earliest possible time, we cannot determine with certainty a fixed date by which such events will occur. In light of this uncertainty, we will periodically re-evaluate and adjust the reserve, as necessary.
     In the third quarter of 2002, we initiated a restructuring program. As part of this program, we restructured our worldwide operations including a worldwide reduction in workforce and the consolidation of excess leased facilities. We incurred restructuring charges of $3.6 million related to the 2002 restructuring. Of the total restructuring charge, $2.3 million was related to employee termination costs. The remaining $1.3 million related primarily to costs for excess leased facilities. At June 30, 2005, no 2002 restructuring charges remained accrued.
     In 2001 we incurred restructuring charges of $12.7 million. Of the total restructuring charges recorded, $3.2 million related to employee termination costs covering 293 technical, production, and administrative employees. The remaining $9.5 million of restructuring charges related primarily to costs for excess leased facilities. As of June 30, 2005, restructuring charges of $0.5 million remained accrued. We anticipate utilizing the remaining restructuring accrual, which relates to servicing operating lease payments of operating lease commitments, through 2005.
     Executive Severance In 2003 and 2004, we entered into employment agreements with four executive officers who subsequently resigned. Most of the severance costs related to these officers were paid in 2004. Approximately $13,000 of employee benefits for the executive officers remain accrued, which are expected to be paid through 2005.
     Asset Write-offs We wrote off $0.1 million and $0.1 million in the six months ended June 30, 2005 and June 30, 2004, respectively, of fixed assets related to restructuring activities, which were determined to have no remaining useful life.
Non-operating Expenses

					% Change for
			For the six months		the three	% Change for
	For the three months		ended		months ended	the six months
	ended June 30,		June 30,		June 30,	ended June 30,
(in thousands)	2005	2004	2005	2004	2005/2004	2005/2004
Interest income	$672	$460	$1,240	$912	46%	36%
Interest expense	$(814)	$(826)	$(1,627)	$(1,643)	(1%)	(1%)
Other income expense	$(50)	$921	$15	$1,200	(106%)	(99%)
     Interest Income. Interest income increased in the three and six months ended June 30, 2005 compared to the same periods in 2004. The increase in interest income was primarily due to slightly higher interest rates.

     Interest Expense. Interest expense, which related primarily to interest on our Convertible Subordinated Notes (Notes) due in 2007, remained relatively flat in the three and six months ended June 30, 2005 compared to the same periods in 2004.
     Other Income. Other income is generally comprised of realization of foreign currency gains and losses, realized gains or losses on investments, and non-operational gains and losses. In the second quarter of 2004, we sold all of our ownership in Radwiz, Ltd., Ultracom Communication Holdings Ltd. and Combox Ltd. to a third party for a cash payment of $150,000. In connection with this disposition, the acquirer received obsolete inventories with no book value, $0.2 million of selected net assets, and $1.35 million of net liabilities related to these subsidiaries. We recorded other income of $1.3 million on this transaction in the second quarter of 2004.
Income Taxes

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Income tax expense	$50	$(79)	—	$(146)
     We have generated losses since our inception. Tax expense for the three and six months ended June 30, 2005 and 2004 primarily relates to foreign taxes. In the second quarter of 2005, we reversed approximately $50,000 of foreign income tax expense, which had previously been recorded in the first quarter of 2005, due to a revaluation of estimated tax expense in the second quarter of 2005 recorded in a prior period that is no longer required by the foreign jurisdiction.
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
Liquidity and Capital Resources
     At June 30, 2005, we had approximately $38.6 million in unrestricted cash and cash equivalents and $66.4 million in short-term investments.
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

     Through June 30, 2005, we had repurchased approximately $434.9 million of the Notes for $171.0 million in cash and $17.9 million in stock, resulting in a gain on early retirement of debt of approximately $234.4 million net of related unamortized issuance costs of $11.6 million in prior periods. No Notes were repurchased in 2003, 2004, or 2005.
     Cash used in operating activities for the six months ended June 30, 2005 was $2.5 million compared to $21.2 million in the same period in 2004. In 2005, significant uses of cash from operating activities included a $3.1 million loss and a $3.3 million reduction of accounts payable partially offset by $3.5 million net decrease in gross inventory. Inventory levels decreased at June 30, 2005 when compared to December 31, 2004. In the six months ended June 30, 2004, significant uses of cash from operating activities included a $15.1 million loss, $9.6 million decrease in accounts payable, and $6.0 million for purchases of inventory.
     Cash used in investing activities for the six months ended June 30, 2005 was $4.2 million compared to cash provided by investing activities of $37.8 million in the same period in 2004. Investing activities consisted primarily of net purchases and sales of short-term investments. Net cash used in investment activities during 2005 also included proceeds from the sale of our semiconductor assets to ATI described below.
     On February 7, 2005, we entered into an agreement with ATI Technologies, Inc (ATI) to sell certain cable modem semiconductor assets to ATI for a total purchase price of up to $13.8 million if we achieve all the milestones specified in the agreement. Under the terms of the agreement, ATI acquired our cable modem silicon intellectual property and related software, assumed a lease and hired approximately twenty-five employees from our design team. Upon closing on March 9, 2005, we received $8.6 million in cash, which was comprised of a $6.95 million initial payment, and $1.65 million of the $1.9 million for having met the first milestone. In May 2005, we received an additional $2.5 million upon completion of two additional milestones. As of June 30, 2005, we had deferred the net gain of $8.6 million, which represented the cash receipt of $11.1 million, less transaction related costs of $2.5 million. The balance of up to $2.7 million of the purchase price will be paid to us in the event we meet the two remaining milestones over the subsequent 15 months following the closing, and upon the release of the escrow. The agreement also sets forth representations and warranties made by us that may cause us to incur liabilities and penalties arising out of our failure to meet certain conditions and milestones. The maximum liability for us is the greater of $11.5 million or the total amount of the purchase price paid by ATI plus $1.5 million. The gain on the sale of the assets, if any, will be recognized upon completion of all milestones or when the contingencies related to the sale are resolved.
     Cash provided by financing activities was $2.1 million in 2005 primarily due to proceeds from the exercise of stock options. Cash provided by financing activities was $0.6 million in 2004 primarily due to proceeds from the exercise of stock options and the sale of shares of common stock through our Employee Stock Purchase Plan in 2004.
     We currently believe that our current unrestricted cash, cash equivalents, and short term investment balances will be sufficient to satisfy our cash requirements for at least the next 12 months. In order to achieve profitability in the future, we will need to increase revenues, primarily through sales of more profitable products, and decrease costs. These statements are forward-looking in nature and involve risks and uncertainties. Actual results may vary as a result of a number of factors, including those discussed under the risk factor “Our Operating Results May Fluctuate” below and elsewhere. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated cash requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, and financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. We cannot assure you that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.
Contractual Obligations
     The following summarizes our contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years
Unconditional Purchase Obligations	$21.8	$21.8	$—	$—	$—
Long Term Debt	65.1	—	65.1	—	—
Operating Lease Obligations	14.3	3.8	6.3	4.1	0.1
Aircraft Lease Obligations	2.3	1.5	0.8	—	—

Total Contractual Commitments	$103.5	$27.1	$72.2	$4.1	$0.1

     We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of June 30, 2005, we had approximately $21.8 million of purchase obligations, of which $0.4 million is included in the Condensed Consolidated Balance Sheet as accrued vendor cancellation charges, and the remaining $21.4 is attributable to open purchase orders. The remaining obligations are expected to become payable at various times through 2005.
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
Impact of Recently Issued Accounting Standards
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), (SFAS 123(R)), “Share-Based Payment,” which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25, “Accounting for Stock Issued to Employees.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS

123 as originally issued. After a phase-in period for SFAS 123(R), pro forma disclosure will no longer be allowed. The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, our effective date for implementation of SFAS 123(R) is January 1, 2006. We have not yet determined which phase-in method it will adopt. In the first quarter of 2005 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which provided further clarification on the implementation of SFAS 123(R).
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
     In November 2004, the FASB issued SFAS 151, “Inventory Costs,” which revised Accounting Research Bulletin No. 43 (“ARB 43”), relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our financial statements.
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
Risks Related to Our Business
  We have a history of losses and may continue to incur losses in the future
     It is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we have been shipping products in volume since the first quarter of 1998. As of June 30, 2005, we had an accumulated deficit of approximately $1.0 billion. We believe that we will continue to experience challenges in selling our products at a profit and may continue to operate with net losses for the foreseeable future. In the past few years, we experienced a decrease in revenues compared to 2001 and 2000, in large part, due to the erosion of average selling prices (ASPs) of our products due to our transition from a proprietary platform to the Data Over Cable System Interface (DOCSIS) standards platform and a drop in sales volume of cable modem termination systems (CMTS). Additionally, we are experiencing a decline in revenues from 2004 to 2005 primarily because of our decision to cease investment in our CMTS product line, which has resulted in a significant decline in sales, and a decline in the sale of our HAS products. Our revenue decreased for the six months ended June 30, 2005 to $55.9 million from $83.9 million in the same period in 2004, and to $29.5 million from $42.8 million for the three months ended June 30, 2005 and 2004, respectively. We incurred losses of $0.5 million and $3.1 million in the three and six months ended June 30, 2005. As a result of our losses, we have had to use available cash and cash equivalents to supplement the operation of our business. Additionally, we generally have been unable to significantly reduce our short-term expenses in order to compensate for unexpected decreases in anticipated revenues or delays in generating anticipated revenues. For example, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price irrespective of whether we can subsequently use such quantities in our products. Further, we have experienced and will likely continue to experience declining ASPs of our products. In addition, we have significant operating lease commitments for facilities and equipment that generally cannot be cancelled in the short-term without substantial penalties, if at all.

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

     We often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed, particularly in the short term. For example, a significant percentage of these operating expenses are fixed due to operating leases for our facilities and equipment. Also, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price. Because in the past, we have been unable to use all of the products that we purchased from our suppliers, we have taken vendor cancellation charges as a result of these fixed commitments, and we may have to take additional charges in the future if we are unable to use all of the products that we purchase from our suppliers. As of June 30, 2005, $21.8 million of purchase obligations were outstanding. The obligations are generally expected to become payable at various times throughout 2005. Accordingly, variations in timing of sales can cause significant fluctuations in operating results. In addition, because a significant portion of our business is derived from orders placed by a limited number of large customers, the timing of such orders can also cause significant fluctuations in our operating results. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations; our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall. Moreover, our research and development expenses fluctuate in response to new product development, and changing industry requirements and customer demands.
     Additionally, the unit ASPs of our HAS products declined considerably in 2004, 2003, and 2002, and to a lesser extent, in 2005. We anticipate that unit ASPs of our HAS products will continue to decline in the future. This has caused and will continue to cause a decrease in our gross margins if we are unable to offset the decline in ASPs of our HAS products with cost reduction measures. In addition, the gross margins we realize from the sale of our products are affected by the mix of product sales between higher margin, lower volume digital video solutions (DVS) products and applications and lower margin, higher volume HAS products. We are attempting to increase our gross margin by increasing the sale of our DVS products, cost-reducing the HAS products, and ceasing investment in our CMTS product line. However, there are no assurances that we will succeed. For 2005, we expect that sales of our low-margin HAS products will continue to make up a significant portion of our revenues. If we do not continue to generate a greater percentage of total revenues from our DVS product revenues, we will not succeed in greatly improving our gross margin.

We are dependent on a small number of customers and resellers and our business could be harmed by the loss of any of these customers or reductions in their purchasing volumes
     Our customers have undergone and continue to undergo significant consolidation in both North America and internationally, as a limited number of cable operators control an increasing number of systems. For example, the top nine cable operators in the United States operate systems that service approximately 90% of homes that receive cable services in the United States. As a result of the consolidation among cable operators, our revenue has been and will continue to be dependent on sales to the few leading cable operators worldwide. Two customers, Comcast Corporation (Comcast) and Harmonic, Inc. (Harmonic), accounted for 10% or more of total revenues (24% and 16%) for the three months ended June 30, 2005. Two customers, Harmonic and Comcast, accounted for 10% or more of total revenues (24% and 17%) for the six months ended June 30, 2005. Two customers, Adelphia Communications Corporation (Adelphia) and Telenet, accounted for 10% or more of total revenues (25% and 12%) for the three months ended June 30, 2004. Two customers, Adelphia and Telenet, accounted for 10% or more of total revenues (23% and 10%) for the six months ended June 30, 2004. At June 30, 2005, Comcast, Harmonic, Adelphia, and Telenet accounted for $4.3 million, $2.3 million, $1.5 million, and $0.1 million, respectively of the accounts receivable. At June 30, 2004, Comcast, Harmonic, Adelphia, and Telenet accounted for $0.9 million, $1.1 million, $5.3 million, and $4.7 million, respectively of the accounts receivable. Adelphia is not expected to be a customer in 2005 due to our decision to cease investment in our CMTS product line, which may continue to have a material adverse effect on our business or results of operations in 2005. As is common in our industry, we typically do not enter into contracts with our customers in which they commit to purchase products from us. Typically, our sales are made on a purchase order or system contract basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. The loss of any of our customers can have a material adverse effect on our results of operations. Further, any reduction in orders from a given customer also may have a material adverse affect on our results of operations.
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
     We may also lose existing customers or experience declining business in our DVS and HAS products from our existing customers because of our decision to cease investment in our CMTS product line. For example, Adelphia, one of our largest CMTS customers, indicated that it will no longer purchase HAS or DVS products from us. The loss of Adelphia and the loss of any additional CMTS customers that decrease or cease their purchases of DVS and HAS products could continue to materially adversely affect our business and results of operations.
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
We are dependent on key personnel
     Due to the specialized nature of our business, we are highly dependent on the continued service of, and on our ability to attract and retain qualified senior management, engineering, sales and marketing personnel and employees with significant experience and expertise in video, data networking and radio frequency design. The competition for some of these personnel is intense, particularly for engineers with Moving Picture Experts Group (MPEG) experience. We may incur additional expenses to attract and retain key personnel. There can be no assurances that the additional expenses we may incur, or our efforts to recruit such individuals, will be successful, and if they are not, our business may experience significant disruption or adverse effects. In addition, if we are unable to hire qualified personnel as needed in a timely manner, we may be unable to adequately manage and grow our business.
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
We need to certify and qualify our new and existing products to meet industry specifications in order to remain competitive
     Major cable operators worldwide have endorsed the DOCSIS, Euro-DOCSIS and PacketCable specifications and rarely purchase data and voice equipment that is not certified or qualified as compliant with these specifications. Although there are currently no specifications for DVS products, if such specifications are adopted, then we will not only need to certify our video products with such specifications, but we may experience more intense price competition for our DVS products and erosion in ASPs. In addition, we currently need to certify our HAS products. Traditionally, cable operators have chosen to purchase only products meeting industry specifications because the specifications enable interoperability among products from multiple vendors, which leads to increased competition among equipment manufacturers and consequently lowers product ASPs. As a result, our future success depends on our ability to compete effectively in this marketplace by developing, marketing and selling products that are certified and qualified to industry standards in a timely and cost effective manner.
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
Our video products and applications must achieve widespread market acceptance to advance the growth of our digital video solutions business
     Our success depends upon the widespread acceptance of our video products and applications by broadband providers. Traditionally, we have had success selling our DVS products to cable operators and satellite providers; however, there is no guarantee that this success will continue as the products and applications evolve and as new competitors enter the market. In 2004, we introduced a new DVS product which is geared towards television broadcasters. Currently, we have had one large deployment of this product and have had limited sales of this product through resale channels. We are currently developing technology for the deployment of video for the telecom carriers; however, there is no guarantee that we will continue to pursue that development, that our product will work or that our product will find widespread acceptance among the telecom carriers.
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

Average selling prices of broadband equipment may continue to decline, decreasing our gross margins
     The broadband equipment market has been characterized by erosion of product ASPs, particularly for HAS products, which declined considerably in 2004, 2003, and 2002, and to a lesser extent in 2005. This erosion may continue. The ASPs for our products are likely to continue to decline due to competitive pricing pressures, promotional programs and customers possessing strong negotiating positions which require price reductions as a condition of purchase. In addition, we believe that the widespread adoption of industry specifications, such as the DOCSIS and EuroDOCSIS specifications, is further eroding ASPs as cable modems and other similar HAS products become commodity products. If a specification is adopted for video technology, our DVS products may experience the same ASP erosion. Decreasing ASPs could result in decreased revenues even if the number of units sold increases. Decreasing ASPs may also require us to sell our products at much lower gross margin than in the past, and in fact, we may sell products at a loss. The primary reason that our gross profits have generally declined in recent years is the decline in product ASPs. As a result, we may experience substantial period-to-period fluctuations in future revenue, gross margin and operating results due to ASP erosion. Therefore, we must continue to develop and introduce on a timely basis and a cost- effective manner new products or next-generation products with enhanced functionalities that can be sold at higher gross margins. If we fail to do so our revenues and gross margins may decline further.
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

We may not be able to raise additional funds to continue operating our business
     Our main source of liquidity continues to be our unrestricted cash and cash equivalents on hand. As a result of our history of operating losses, we expect to continue to use our unrestricted cash to fund operating losses in the future. Our unrestricted cash, cash equivalents and short-term investments increased to $105.0 million at June 30, 2005, from $97.7 million at December 31, 2004. If our operating losses are more severe than expected or continue longer than expected, we may find it necessary to seek other sources of financing to support our capital needs and provide available funds for working capital. Furthermore, as of June 30, 2005, we had $65.1 million of notes outstanding that mature in August 2007 and may need to seek additional financing to repay the notes at maturity.
     There may be few sources of financing available to us. Commercial bank financing may not be available to us on acceptable terms. Accordingly, any plan to raise additional capital, if available to us, would likely involve an equity-based or equity-linked financing, such as the issuance of convertible debt, common stock or preferred stock, which would be dilutive to our stockholders. On October 7, 2003, we filed a registration statement on Form S-3 with the SEC. This shelf registration statement will allow us to issue various types of securities, including common stock, preferred stock, debt securities and warrants to purchase common stock, from time to time up to an aggregate of $125.0 million, subject to market conditions and our capital needs. However, we may not be able to sell securities on terms acceptable to us. If we are unable to procure additional working capital, as necessary, we may be unable to continue operations.
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
We may fail to accurately forecast customer demand for our products
     The nature of the broadband industry makes it difficult for us to accurately forecast demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of products or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We have incurred significant vendor cancellation charges related to volume purchase and manufacturing agreements in the past and may incur such charges in the future. We had purchase obligations of approximately $21.8 million as of June 30, 2005, primarily to purchase minimum quantities of materials and components used to manufacture our products. We may be obligated to fulfill these purchase obligations even if demand for our products is lower than we anticipate.
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
We are dependent upon international sales and there are many risks associated with international operations
     We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. For the six months ended June 30, 2005 and the twelve months ended December 31, 2004, 2003 and 2002, approximately 37%, 45%, 44% and 68%, respectively, of our net revenues were from customers outside of the U.S. International sales are subject to a number of risks, including the following:
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
Our industry is highly competitive with many larger and more established competitors
     The market for our products is extremely competitive and is characterized by rapid technological change. Our direct competitors include Ambit Microsystems Corporation, Cisco Systems, BigBand Networks, Motorola, Scientific-Atlanta and RGB Networks. Additionally, we face competition from early stage companies with access to significant financial backing that improve existing technologies or develop new technologies. The principal competitive factors in our market include the following:
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
Our indebtedness could adversely affect our financial condition and we may incur substantially more debt
     As of June 30, 2005, we had approximately $68.5 million of long-term obligations of which $65.1 million is long-term debt associated with our Notes. This level of indebtedness may adversely affect our stockholders by:
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

We need to develop and introduce new and enhanced products in a timely manner to remain competitive
     The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life. The pursuit of necessary technological advances and the development of new products require substantial time and expense. For example, we acquired ten businesses during the period between 1999 and 2000. Due to various economic conditions, none of the products from our acquired businesses, other than the CherryPicker products, have achieved the level of market acceptance that was forecasted at the time of their acquisitions. Additionally, certain product groups have not achieved the level of technological development needed to be marketable or to expand the market. As a result, we recorded an aggregate of approximately $576.8 million related to impairment charges and write-down of in- process research and development related to the acquired technologies, both of which negatively impacted our operating results in 2001 and 2002.
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
     In order to meet the new corporate governance and financial disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures, including disclosure and internal controls, and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover. For example, pursuant to the requirements of Section 404 of Sarbanes-Oxley, we undertook a comprehensive and costly evaluation of our internal controls and disclosure controls and procedures. Based on this evaluation, our management determined that our internal controls over financial reporting and our disclosure controls and procedures as of December 31, 2004 were ineffective. Furthermore, we have determined that our disclosure controls and procedures as of March 31, 2005 continued to be ineffective. In response to these deficiencies, our management has commenced the necessary processes and procedures to remediate the deficiencies in our disclosure and internal control by establishing, implementing and testing additional controls. As of June 30, 2005, we have determined that our disclosure controls and products are effective and that our material weaknesses have been remediated. However, our efforts to correct the deficiencies in our disclosure and internal controls have required, and will continue to require, the commitment of significant financial and managerial resources. In addition, we anticipate the costs associated with the testing and evaluation of our internal controls will be significant and material in fiscal year 2005 and may continue to be material in future fiscal years as these controls are maintained and continually evaluated and tested.
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
Our independent auditors recently notified us of their intention to resign, and our business will be harmed if we are unable to retain a replacement auditing firm in a timely manner.
     On July 26, 2005, Ernst & Young LLP informed us that they will resign as our independent registered public accounting firm following the earlier of the completion of services related to the review of our interim financial statements for the quarter ending September 30, 2005 or the filing due date of that quarterly report. The Audit Committee of our Board of Directors has begun the process of considering other national and regional independent accounting firms to replace Ernst & Young LLP, with the goal of selecting a replacement firm prior to the end of this fiscal year, but we are unable to predict when a replacement will be retained. The failure to do so in a timely manner, and any transition issues or other disruptions caused by the resignation of Ernst & Young LLP or the retention of a new independent accounting firm, could make it more difficult or impossible for us to raise capital or effect other corporate transactions, could otherwise disrupt our business, and could cause us to incur additional costs and expenses, any of which could have a materially adverse effect on our business and the value of our common stock.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk.
     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 50 basis point increase in interest rates would result in an approximate $432,000 decline (less than 1%) in the fair value of our available-for-sale securities.
Foreign Currency Risk.
     A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions from Belgium, United Kingdom, Hong Kong and Canada denominated in local currencies. A hypothetical adverse change of 10% in exchange rates would result in an increase in loss of income before taxes of approximately $34,000.
     All of the potential changes noted above are based on sensitivity analyses performed on our financial positions at June 30, 2005. Actual results may differ materially.

ITEM 4. CONTROLS AND PROCEDURES
  Evaluation of Disclosure Controls and Procedures.
          Under the supervision and with the participation of our senior management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, as of the date of the evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005.
          In the first quarter of 2005, we identified material weaknesses described below. Following the first quarter of 2005, we remediated these material weaknesses, as further described below. Additionally as disclosed in our 2004 Annual Report on Form 10-K, we identified two material weaknesses in the evaluation of our disclosure controls and procedures as of December 31, 2004. The first material weakness related to the identification, capture, and timely communication of financially significant information between certain parts of our organization and the finance department. The second material weakness related to our procedures and controls over the preparation and review of the Annual Report on Form 10-K.
          As part of the evaluation of our disclosure controls and procedures as of June 30, 2005, we determined that we have remediated the material weakness related to our procedures and controls over the preparation and review of our consolidated financial statements and accompanying footnote disclosures contained in this Quarterly Report on Form 10-Q. The insufficient controls, which were originally identified during the preparation of the Annual Report on Form 10-K, included a lack of sufficient personnel with technical accounting expertise in our finance department and inadequate review and approval procedures to prepare external financial statements in accordance with GAAP. As a result of the new procedures and controls we implemented for the preparation and review of this Quarterly Report on Form 10-Q and the remediation steps described below, we believe we have remediated this material weakness. Senior management will continue to monitor the technical accounting expertise of finance personnel staff closely to ensure that adequate review and approval of our financial statements is maintained.
          During their review of our interim financial results for the three months ended March 31, 2005, our independent registered public accounting firm identified two significant adjustments to our financial statements as part of their quarterly review procedures. These two adjustments were the result of the continued lack of communication within the Company with regards to certain severance obligations and our policy for the allowance for doubtful accounts. These two adjustments were corrected prior to the issuance of our financial statements for the three months ended March 31, 2005. As part of an evaluation we conducted at June 30, 2005, we determined, however, that we have completed implementation of the changes we believe are required to remediate the previously reported material weakness related to the inadequacy of communication between our senior management and the finance department, which caused these two adjustments.
Remediation Steps
          During the quarter ended June 30, 2005 and through to the date of the filing of this Form 10-Q, and in response to the material weaknesses identified as of December 31, 2004 and March 31, 2005, we implemented the following steps to remediate the deficiencies in our disclosure controls and procedures and material weaknesses in our internal control over financial reporting.
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

          Moreover, we implemented the following additional remediation steps to address the material weakness related to the inadequacy of communication between our senior management and the finance department;
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
     In January 2005, Adelphia Corporation (Adelphia) sued us in the District Court of the City and County of Denver, Colorado. Adelphia’s complaint alleges, among other things, breach of contract and misrepresentation in connection with our sale of CMTS products to Adelphia and our announcement to cease future investment in the CMTS market. Adelphia seeks damages in excess of $25.0 million and declaratory relief. We moved to dismiss the complaint seeking an order blocking the case from going forward at a preliminary stage. The court denied our motion to dismiss the complaint, thereby permitting the case and discovery to go forward. We filed our response to Adelphia’s complaint and discovery has begun. The case is currently set for trial to commence on May 15, 2006. As we believe that Adelphia’s allegations are without merit, we intend to contest this matter vigorously. This matter, however, could prove costly and time consuming to defend, and there can be no assurances about the eventual outcome. Were an unfavorable ruling to occur in this legal matter, there exists the possibility of a material adverse impact on our results of operations for the period in which the ruling occurs.
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
     We are currently a party to various other legal proceedings, in addition to those noted above, and may become involved from time to time in other legal proceedings in the future. While we currently believe that the ultimate outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in any of our legal proceedings, there exists the possibility of a material adverse impact on our results of operations for the period in which the ruling occurs. The estimate of the potential impact on our financial condition and financial position and overall results of operations for any of the above legal proceedings could change in the future.
ITEM 5. OTHER INFORMATION
     On July 26, 2005, we were advised by Ernst & Young LLP (Ernst & Young) that Ernst & Young will resign as our independent registered public accounting firm following the earlier of the completion of services related to the review of our interim financial statements for the quarter ending September 30, 2005 or the filing due date of that quarterly report. We filed a Form 8-K on August 1, 2005, reporting the foregoing.
     The reports of Ernst & Young on our financial statements as of and for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
10.22	Employment Agreement dated July 22, 2005 between Terayon Communication Systems, Inc. and Jerry D. Chase

10.23	Employment Agreement dated July 22, 2005 between Terayon Communication Systems, Inc. and Mark A. Richman

10.24	Employment Agreement dated July 27, 2005 between Terayon Communication Systems, Inc. and Matthew J. Aden.

10.26	Proprietary Information and Inventions Agreement dated July 27, 2005 between Terayon Communication Systems, Inc. and Matthew J. Aden.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005	TERAYON COMMUNICATION SYSTEMS, INC.

By /s/ Mark A. Richman Mark A. Richman
Chief Financial Officer

Exhibit Index

10.22	Employment Agreement dated July 22, 2005 between Terayon Communication Systems, Inc. and Jerry D. Chase

10.23	Employment Agreement dated July 22, 2005 between Terayon Communication Systems, Inc. and Mark A. Richman

10.24	Employment Agreement dated July 27, 2005 between Terayon Communication Systems, Inc. and Matthew J. Aden.

10.26	Proprietary Information and Inventions Agreement dated July 27, 2005 between Terayon Communication Systems, Inc. and Matthew J. Aden.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.