Form 10-K
period 2005-12-31
TERAYON COMMUNICATION SYSTEMS
filed 2006-12-29
CIK 1052303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 0000-24647

TERAYON COMMUNICATION SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0328533
(State or Other Jurisdiction of Incorporation or Organization	(IRS Employer Identification No.)

2450 WALSH AVENUE
SANTA CLARA, CALIFORNIA 95051
(408) 235-5500
(Address, Including Zip Code, and Telephone Number,
Including Area Code, of the Registrant’s Principal Executive Offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class:	Name of Each Exchange on Which Registered:
None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $186,172,000 on June 30, 2006. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers and owners of more than ten percent of its common stock. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $0.001 par value, 77,637,177 shares outstanding as of November 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDEX

TERAYON COMMUNICATION SYSTEMS, INC.

		Page
		No.

	Introductory Note	2

PART I
Item 1.	Business	10
Item 1A.	Risk Factors	20
Item 1B.	Unresolved Staff Comments	42
Item 2.	Properties	42
Item 3.	Legal Proceedings	42
Item 4.	Submission of Matters to a Vote of Security Holders	45

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	46
Item 6.	Selected Financial Data	48
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	106
Item 8.	Financial Statements and Supplementary Data	108
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	186
Item 9A.	Controls and Procedures	186
Item 9B.	Other Information	194

PART III
Item 10.	Directors and Executive Officers of the Registrant	194
Item 11.	Executive Compensation	198
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	203
Item 13.	Certain Relationships and Related Transactions	204
Item 14.	Principal Accountant Fees and Services	204

PART IV
Item 15.	Exhibits, Financial Statement Schedules	205
Signatures		209
EXHIBIT 10.18
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 21.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3

INTRODUCTORY NOTE

The Company’s Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2005, includes restated and audited consolidated financial statements for the years ended December 31, 2004 and 2003, restated financial statements for the year ended December 31, 2002, and adjusted financial statements for the year ended December 31, 2001. This Form 10-K also includes information for the quarterly periods ended September 30, 2005 and December 31, 2005 and the restated quarterly information for the first two quarters of 2005 and for the four quarters of 2004. This information is disclosed in Note 3, “Restatement of Consolidated Financial Statements,” and Note 18, “2005 Unaudited Condensed Consolidated Quarterly Information,” to Consolidated Financial Statements.

Background of the Restatement

On November 7, 2005, the Company announced that it initiated a review of its revenue recognition policies after determining that certain revenues recognized in the second half of the year ended December 31, 2004 from a customer may have been recorded in incorrect periods. The review included the Company’s revenue recognition policies and practices for current and past periods and its internal control over financial reporting. Additionally, the Audit Committee of the Board of Directors (Audit Committee) conducted an independent inquiry into the circumstances related to the accounting treatment of certain of the transactions at issue and retained independent legal counsel to assist with the inquiry.

On March 1, 2006, the Company announced that the Audit Committee had completed its independent inquiry and that the Company would restate its consolidated financial statements for the year ended December 31, 2004 and for the four quarters of 2004 and the first two quarters of 2005. The principal findings of the Audit Committee review were: there was no intent by Company personnel to recognize revenue in contravention of what Company personnel understood to be the applicable rules at the time; that Company personnel did not consider or sufficiently focus on relevant accounting rules; and there was no intent by Company personnel to mislead the Company’s auditors or engage in other wrongful conduct. Additionally, the Audit Committee and management reviewed the Company’s revenue recognition practices and policies as they related to the delivery of certain products and services (including the development and customization of software) to Thomson Broadcast (Thomson) under a series of contractual arrangements (Thomson Contract). The Company had recognized revenue under this series of contractual arrangements under two separate revenue arrangements in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” (SAB 101), as amended by SAB No. 104 (SAB 104). However, based on the guidance under American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1), SAB 104 and Financial Accounting Standards Board (FASB), Emerging Issues Task Force (EITF) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21), management determined that this series of contractual arrangements should have been treated as a single contract, and therefore a single revenue arrangement for accounting purposes. Factors that contributed to the determination of a single revenue arrangement included the documentation of the series of contractual arrangements under a single memorandum of understanding (MOU) and the ongoing nature of discussions between parties to define product specifications and deliverables that extended beyond the initial agreed upon contracted deliverables. Additionally, the Company determined it could not reasonably estimate progress towards completion of the project, and therefore, in accordance with SOP 81-1, used the completed contract method. As a result, revenue previously recognized in the third and fourth quarters of 2004 and in the first two quarters of 2005 under this series of contractual arrangements was deferred and ultimately recognized as revenue in the quarter ended December 31, 2005 upon completion of the Thomson Contract and final acceptance received from Thomson for all deliverables under the Thomson Contract. Direct contract expenses, primarily research and development, associated with the completion of the project previously recognized in each quarter of 2004 and in the first two quarters of 2005 were also deferred and ultimately recognized in the quarter ended December 31, 2005 in accordance with the completed contract methodology under SOP 81-1.

On March 1, 2006, the Company announced a further review of the Company’s revenue recognition policies relating to the recognition of products and related software sold in conjunction with post-contract support (PCS) under SOP 97-2, SAB 104, EITF 00-21 and FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” As a result, management determined that the Company did not account properly for the sale of digital video products under SOP 97-2 and did not establish vendor specific objective evidence (VSOE) of fair value for its PCS revenue element related to these sales. Accordingly, revenue for digital video products sold in conjunction with PCS and previously recognized as separate elements in each quarter of 2003 and 2004, and also in the first and second quarters of 2005, was deferred and recognized ratably over the contract service period.

On November 8, 2006, the Company announced that the Audit Committee, upon the recommendation of management, had concluded that the Company’s consolidated financial statements for the years ended December 31, 2003, 2002 and 2000 and for the quarters of 2003, 2002 and 2000 should no longer be relied upon. The restatement of financial statements for 2003 would correct errors primarily relating to revenue recognition, cost of goods sold and estimates of reserves. The restatement of financial statements for 2000 and 2002 would correct errors primarily relating to the need to separately value and account for embedded derivatives associated with the Company’s 5% convertible subordinated notes issued in July 2000, and other estimates. While no determination was made that the financial statements for 2001 could not be relied upon, adjustments would be made to 2001 that would be reflected in the financial statements to be included in its periodic reports to be filed with the Securities and Exchange Commission (Commission) and reported as “adjusted.”

The Company’s previous auditors resigned effective as of September 21, 2005 and on that date, the Audit Committee engaged Stonefield Josephson, Inc. (Stonefield) as the Company’s new independent registered public accounting firm. On May 26, 2006, the Company announced that it had engaged Stonefield, its current independent auditor, to also re-audit the Company’s consolidated financial statements for the year ended December 31, 2004 and, if necessary, to re-audit the Company’s consolidated financial statements for the year ended December 31, 2003. On November 8, 2006, the Company announced that it had engaged Stonefield to re-audit the Company’s consolidated financial statements for the year ended December 31, 2003.

In June 2006, the Company, through outside counsel, retained FTI Consulting, Inc. to provide an independent accounting perspective in connection with the accounting issues under review.

In connection with the Company’s accounting review of the Thomson Contract, the Commission initiated a formal investigation. This matter was previously the subject of an informal Commission inquiry. The Company has been cooperating fully with the Commission and will continue to do so in order to bring the investigation to a conclusion as promptly as possible.

Restatement of Historical Financial Statements

The following is a description of the significant adjustments to previously reported financial statements resulting from the restatement process and additional matters addressed in the course of the restatement. While this description does not purport to explain each correcting entry, the Company believes that it fairly describes the significant factors underlying the adjustments and the overall impact of the restatement in all material respects.

Revenue Recognition.  The Company did not properly account for revenue as described below. As part of the restatement process, the Company applied the appropriate revenue recognition methods to each element of all multiple-element contracts, corrected other errors related to revenue recognition and corrected errors to other accounts, including cost of goods sold and deferred revenue resulting in adjustments to these accounts in each period covered by the restatement.

Video Product and Post Contract Support.  The Company did not properly recognize revenue in accordance with generally accepted accounting principles (GAAP), specifically SOP 97-2 for its digital video products. The Company previously recognized revenue for its digital video products in accordance with SAB 101, as amended by SAB 104 based upon meeting the revenue recognition criteria in SAB 104. In order for the Company to recognize revenue from individual elements within a multiple element arrangement under SOP 97-2, the Company must establish vendor specific objective evidence (VSOE) of fair value for each element. The Company determined that it did not establish VSOE of fair value for the undelivered element of PCS on the digital video products. Therefore, as part of the restatement process the Company corrected this error and recognized revenue of the hardware element sold in conjunction with the undelivered PCS element ratably over the period of the customer support contract. The cost of goods sold for the sale for the hardware element and the PCS element was also recognized ratably over the period of the customer support contract. Accordingly, revenue and cost of goods sold previously recognized based on meeting the revenue recognition criteria in SAB 104 for the individual elements for digital video products sold in conjunction with PCS in each quarter of 2003, 2004 and 2005 were deferred and recognized ratably over the contract service period.

Thomson Contract.  The Company recognized revenue as it related to the delivery of certain products and services (including the development and customization of software) to Thomson under a series of contractual arrangements in accordance with SAB 101, as amended by SAB 104. However, based on SOP 97-2 and SOP 81-1, this series of contractual arrangements under a single memorandum of understanding (MOU) should have been treated as a single contract, and therefore as a single revenue arrangement for accounting purposes. Factors that contributed to the determination of a single revenue arrangement included the documentation of the series of contractual arrangements under a single MOU and the ongoing nature of discussions between parties to define product specifications and deliverables that extended beyond the initial agreed upon contracted deliverables. In accordance with SOP 81-1, the Company determined it could not reasonably estimate progress towards completion of the project and therefore used the completed contract methodology. As a result, $7.8 million of revenue previously recognized in the third and fourth quarters of 2004 and $0.3 million of revenue previously recognized in the first two quarters of 2005 were deferred and ultimately recognized as revenue in the quarter ended December 31, 2005 upon completion of the Thomson Contract and final acceptance received from Thomson for all deliverables under the Thomson Contract. Additionally, $1.2 million of cost of goods sold previously recognized in 2004 and $1.8 million related to direct development costs previously recognized from the fourth quarter of 2003 through the second quarter of 2005 were also deferred and ultimately recognized in the quarter ended December 31, 2005.

Inventory Consignment.  During the quarter ended December 31, 2003, the Company entered into an agreement to consign specific spare parts inventory to a certain customer for the customer’s demonstration and evaluation purposes. The consignment period was to terminate during the quarter ended March 31, 2004, at which time the customer would either purchase or return the spare parts inventory to the Company. During the quarter ended March 31, 2004, the Company notified the customer that the consignment period terminated and in accordance with the agreement, the customer should either return or purchase the spare parts inventory. The Company did not receive a reply and subsequently invoiced the customer $0.9 million for the spare parts inventory in the quarter ended March 31, 2004. During the quarter ended June 30, 2004, the customer agreed to purchase a portion of the spare parts inventory and returned the remaining spare parts inventory to the Company. Accordingly, for the quarter ended June 30, 2004, the Company issued the customer a credit memo for $0.9 million, which was the amount of the sale that was invoiced in the quarter ended March 31, 2004 and was the entire amount originally consigned to the customer. During the course of the restatement, it was determined that at March 31, 2004, accounts receivable was overstated by $0.9 million, inventory was understated by $0.5 million and both deferred revenue and deferred cost of goods sold were overstated by $0.9 million and $0.5 million, respectively. As a result, the consolidated balance sheets for the quarters ending March 31, 2004 and June 30, 2004 were appropriately revised to correct these errors.

Other Revenue Adjustments.  The Company also made other adjustments in 2003, 2004 and 2005 to correct the recognition of revenue for transactions where the Company did not properly apply SAB 101, as amended by SAB 104. The Company made other immaterial adjustments for certain transactions related to revenue. See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Allowance for Doubtful Accounts.  During the restatement process, the Company reassessed its accounting regarding the allowance for doubtful accounts based on its visibility of its collections and write-offs of the allowance for doubtful accounts. Prior to 2004, the Company’s policy was to estimate the allowance for doubtful accounts and the corresponding bad debt expense based on a fixed percentage of revenue during a specific period. Beginning in 2004, the Company adopted a specific reserve methodology for estimating the allowance for doubtful accounts and corresponding bad debt expense. During the restatement, the Company adjusted the allowance for doubtful accounts and bad debt with a reduction of $5.2 million, an increase of $1.9 million and an increase of $0.6 million for the years ended December 31, 2000, 2001 and 2002, respectively, to reflect the specific reserve methodology and to correct errors resulting from the Company’s former policy. The Company made adjustments to the allowance for doubtful accounts of $0.1 million, $0.6 million, and $0.3 million for the years ended December 31, 2003 and 2004 and for the first two quarters of 2005, respectively.

In addition, during the restatement, the Company made other adjustments to the allowance for doubtful accounts to offset the accounts receivable and related reserve related to customers who were granted extended payment terms, experiencing financial difficulties or where collectibility was not reasonably assured. Accordingly, the Company classifies these customers as those with “extended payment terms” or with “collectibility issues.” For these customers, the Company historically deferred all revenue and recognized the revenue when the fee was fixed or determinable or collectibility reasonably assured or cash was received, assuming all other criteria for revenue recognition were met. The Company adjusted the allowance for doubtful accounts, eliminating the receivable and related reserve, for these customers by an increase of $5.7 million, a decrease of $4.4 million and by an immaterial amount for the years ended December 31, 2003 and 2004 and for the first two quarters of 2005, respectively.

In summary, the above restatements gave rise to an adjustment to the allowance for doubtful accounts of an increase of $5.8 million, a decrease of $3.8 million and an increase of $0.3 million for the years ended December 31, 2003 and 2004 and for the first two quarters of 2005, respectively. The allowance for doubtful accounts related to international customers was reduced by $0.5 million based on the activity for the year ended December 31, 2004.

Deferred Revenues and Deferred Cost of Goods Sold.  As part of the restatement process, the Company determined that it did not properly account for deferred revenue as it related to specific transactions to certain customers where the transaction did not satisfy revenue recognition criteria of SAB 104 related to customers with acceptance terms, transactions with free-on-board (FOB) destination shipping terms, customers where the arrangement fee was not fixed or determinable or customers where collectibility was not reasonably assured. While revenue was generally not recognized for these customers, the Company improperly recognized a deferred revenue liability and a deferred cost of goods sold asset, thereby overstating assets and liabilities, and during the restatement determined that deferred revenues and deferred cost of goods sold should not be recognized for these transactions. As a result, the Company adjusted deferred revenues by $1.6 million, $1.0 million and $0.9 million for the years ended 2003 and 2004 and the first two quarters of 2005, respectively, and adjusted deferred cost of goods sold by $0.9 million, $0.3 million and $0.6 million for the years ended 2003 and 2004 and the first two quarters of 2005, respectively.

Use of Estimates.  The Company did not correctly estimate, monitor and adjust balances related to certain accruals and provisions as set forth below.

Access Network Electronics.  In July 2003, the Company sold certain assets related to its Miniplex products to Verilink Corporation (Verilink). The assets were originally acquired through the Company’s acquisition of Access Network Electronics (ANE) in April 2000. As part of the agreement with Verilink, Verilink agreed to assume all warranty obligations related to ANE products sold by the Company prior to, on, or after July 2003. The Company agreed to reimburse Verilink for up to $2.4 million of warranty obligations for ANE products sold by the Company prior to July 2003 related to certain power supply failures of the product and other general warranty repairs (Warranty Obligation). The $2.4 million Warranty Obligation negotiated with Verilink included up to $1.0 million for each of two specific customers issues and a general warranty obligation of $0.4 million that expired in the quarter ended March 31, 2005. During the sale process, the Company disclosed to Verilink that it had received an official specific customer complaint related to the sale of the Miniplex product from one of the two customers. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company established a reserve as a result of this complaint. Under the agreement with Verilink, the Company was able to quantify its exposure at $1.0 million based upon the terms of the Warranty Obligation. No other obligations were accrued by the Company related to the Miniplex products because the Company had not received formal notice of any complaints from other customers. Formerly, the Company amortized the $1.0 million warranty accrual starting in the quarter ended March 31, 2004 through the expiration of the Warranty Obligation in the quarter ended March 31, 2005. However, during the course of the restatement, the Company determined that the warranty obligation accrual should not have been reduced unless there were actual expenses incurred in connection with the obligation or upon the expiration of the Warranty Obligation in the quarter ended March 31, 2005. Since the Company did not incur any expenses in connection with this obligation and did not establish a basis for this reduction, during the restatement, the Company corrected the reduction of this accrual by $0.2 million in each of the four quarters of 2004 and deferred the reduction of the warranty accrual until the warranty period expired in the quarter ended March 31, 2005. Accordingly, the $1.0 million reduction of the warranty obligation in the quarter ended March 31, 2005, reduced cost of goods sold by $0.8 million for that period and increased cost of goods sold by $0.2 million in each quarter of 2004.

Israel Restructuring Reserve.  During 2001, the Board of Directors approved a restructuring plan and the Company incurred restructuring charges in the amount of $12.7 million for excess leased facilities of which $7.4 million related to Israel and $1.7 million remained accrued at December 31, 2004. In 2002, the Company did not include in its assessment the ability to generate and collect sublease income in its Israel facility. As a result, the Company increased its reserve by $1.2 million due to lowered sublease assumptions. In the quarter ended December 31, 2004, the Company analyzed the reserve and reduced the reserve by $1.5 million to $1.7 million, reducing operating expenses. During the restatement process, the Company determined that $1.2 million of the $1.5 million reserve reduction recognized in the quarter ended December 31, 2004 properly related to the year ended December 31, 2002. As a result, the Company reversed the previously recorded $1.2 million increase in restructuring reserve expense in 2002, thereby decreasing the net loss for the quarter ended December 31, 2002. The Company also corrected the entry that reduced the restructuring reserve in 2004 by reversing the $1.2 million decrease in the reserve that occurred in 2004.

License Fee.  In 1999, the Company entered into an intellectual property (IP) license agreement (License Agreement) with a third party. Pursuant to the License Agreement, the Company recorded a prepaid asset of $2.0 million related to its licensing of the IP. The License Agreement allowed the Company to incorporate the IP into “manufactured products” for the cost of the license fee which was $2.0 million. Additionally, the Agreement also incorporated a clause for the Company to pay a royalty fee of $1 per unit of “component products” sold to third parties by the Company. During 1999, the Company began designing semiconductor chips using this IP and paying the license fee for the IP. In June 2000, the Company made its final payment on the $2.0 million license, and the Company had a $2.0 million prepaid asset. The Company amortized the prepaid asset based on applying the royalty rate of $1 per unit established in the License Agreement. However, the Company incorrectly applied the $1 per unit rate to units produced rather than units sold. As part of correcting this error, the Company adjusted the amortization rate of the prepaid asset to reflect actual units sold resulting in a reduction in the per unit amortization rate. Adjustments to cost of goods sold were a decrease of $0.8 million in 2003, an increase of $0.5 million in 2004 and an increase of $0.2 million during the first two quarters of 2005.

Goods Received Not Invoiced.  The Company maintains an account to accrue for obligations arising from instances in which the Company has received goods but has not yet received an invoice for the goods (RNI). During 2002 the Company established the reserve after management determined that the process being used to track RNI obligations was not properly stating the liability. During the quarter ended March 31, 2004, the Company analyzed the RNI account and determined that it was carrying an excess reserve of $0.8 million and began amortizing the $0.8 million excess reserve at the rate of $0.2 million per quarter thereby decreasing operating expenses by that amount in each quarter of 2004. During the restatement, the Company determined that the excess reserve should have been reduced to zero as of December 31, 2002 and adjusted the financial statements accordingly. The impact of this change is to decrease operating expenses by $0.8 million in 2002 and increase operating expenses by $0.8 million during 2004.

Other.  In conjunction with the restatement, the Company also made other adjustments and reclassifications to its accounting for various other errors for the periods presented, including: (1) correction of estimates of legal expenses, property tax and excess and obsolete inventory accruals; (2) reclassification to the proper accounting period of: bonus accruals to employees, federal income taxes payable, and operating expenses related to an operating lease; (3) correction of accounting for impaired and disposed assets; and (4) expenses related to an extended warranty provided to a customer. See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Convertible Subordinated Notes.  In July 2000, the Company issued $500 million of 5% convertible subordinated notes (Notes) due in August 2007 resulting in net proceeds to the Company of approximately $484 million. The Notes were convertible into shares of the Company’s common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the Notes are considered a hybrid instrument since, and as described below, they contained multiple embedded derivatives.

The Notes contained several embedded derivatives. First, the Notes contain a contingent put (Contingent Put) where in the event of any default by the Company, the Trustee or holders of at least 25% of the principal amount of the Notes outstanding may declare all unpaid principal and accrued interest to be due and payable immediately. Second, the Notes contain an investor conversion option (Investor Conversion Option) where the holder of the Notes may convert the debt security into Company common stock at any time after 90 days from original issuance and prior to August 1, 2007. The number of shares of common stock that is issued upon conversion is determined by dividing the principal amount of the security by the specified conversion price in effect on the conversion date. The initial conversion price was $84.01 which was subject to adjustment under certain circumstances described in the Indenture. Third, the Notes contain a liquidated damages provision (Liquidated Damages Provision) that obligated the Company to pay liquidated damages to investors of 50 basis points on the amount of outstanding securities for the first 90 days and 100 basis points thereafter, in the event that the Company did not file an initial shelf registration for the underlying securities within 90 days of the closing date. In the event that the Company filed its initial shelf registration within 90 days but failed to keep it effective for a two year period from the closing date, the Company would pay 50 basis points on the amount of outstanding securities for the first 90 days and 100 basis points thereafter. Fourth, the Notes contain an issuer’s call option (Issuer Call Option) that allowed the Company to redeem some or all of the Notes at any time on or after October 24, 2000 and before August 7, 2003 at a redemption price of $1,000 per $1,000 principal amount of the Notes, plus accrued and unpaid interest, if the closing price of the Company’s stock exceeded 150% of the conversion price, or $126.01, for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of the mailing of the redemption notice. In addition, if the Company redeemed the Notes, it was also required to make a cash payment of $193.55 per $1,000 principal amount of the Notes less the amount of any interest actually paid on the Notes prior to redemption. The Company had the option to redeem the Notes at any time on or after August 7, 2003 at specified prices plus accrued and unpaid interest.

Under SFAS 133, an embedded derivative must be separated from its host contract (i.e., the Notes) and accounted for as a stand-alone derivative if the economic characteristics and risks of the embedded derivative are not considered “clearly and closely related” to those of the host. An embedded derivative would not be considered clearly and closely related to the host if there was a possible future interest rate scenario (even though it may be remote) in which the embedded derivative would at least double the initial rate of return on the host contract and the effective rate would be twice the current market rate as a contract that had similar terms as the host and was issued by a debtor with similar credit quality. Furthermore, per SFAS 133, the embedded derivative would not be considered clearly and closely related to the host contract if the hybrid instrument could be settled in such a way the investor would not recover substantially all of its initial investment.

During the restatement process, the Company determined under SFAS 133 that both the Issuer Call Option and the Liquidated Damages Provision represented an embedded derivative that was not clearly and closely related to the host contract, and therefore needed to be bifurcated from the Notes and valued separately. As it related to the Liquidated Damages Provision and based on a separate valuation that included Black-Scholes valuation methodologies, the Company assessed a valuation of $0.4 million. Based on the need to amortize the $0.4 million over the 7-year life of the Notes, the impact to the Company’s financial results related to the Liquidated Damages Provision was not material.

As it related to the Issuer Call Option and based on a separate valuation that included Black-Scholes valuation methodologies, the Company assessed a valuation of $11.9 million. As a result, at the time the Notes were issued in July 2000, the Company should have created an asset to record the value of the Issuer Call Option for $11.9 million and created a bond premium to the Notes for $11.9 million. In accordance with SFAS 133, the asset value would then be marked to market at the end of each accounting period and the bond premium would be amortized against interest expense at the end of each accounting period. Due to the decrease in the price of the Company’s common stock, the value of the Issuer Call Option became effectively zero and the Company should have written off the asset related to the Issuer Call Option in 2000. Additionally, as part of the bond repurchase activity where the Company repurchased $325.9 million and $109.1 million of face value of the Notes (for a total of $435.0 million) that occurred in 2001 and 2002, the Company should have recognized an additional gain from the retirement of the bond premium associated with the Issuer Call Option of $7.0 million in 2001 and $1.9 million in 2002. The Company determined that the $7.0 million non-cash gain on the early retirement of the premium to be immaterial to 2001 financial results.

In the quarter ended March 31, 2006, the Company paid off the entire principal amount of the outstanding Notes, including all accrued and unpaid interest and related fees, for a total of $65.6 million. In addition, the

Company recognized $0.3 million into other income, net representing the remaining unamortized bond premium associated with the Issuer Call Option.

For further discussion of the restatement adjustments and the net effects of all of the restatement adjustments on the Company’s balance sheet and statements of operations, please refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 to the Consolidated Financial Statements.

Reliance on Prior Consolidated Financial Statements.  The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K. As such, other than the Company’s Form 10-K for the year ended December 31, 2005, the Company does not anticipate amending its previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for any prior periods.

PART I

Item 1.	Business

Overview

We currently develop, market and sell digital video equipment to networks operators and content aggregators who offer video services. Our primary products include the Network CherryPicker® line of digital video processing systems and the CP 7600 line of digital-to-analog decoders. Our products are used for multiple digital video applications, including the rate shaping of video content to maximize the bandwidth for standard definition (SD) and high definition (HD) programming, grooming customized channel line-ups, carrying local ads for local and national advertisers and branding by inserting corporate logos into programming. Our products are sold primarily to cable operators, television broadcasters, telecom carriers and satellite providers in the United States, Europe and Asia.

This Report on Form 10-K includes trademarks and registered trademarks of Terayon Communication Systems, Inc. and its consolidated subsidiaries. As used in this report, the terms “Terayon,” the “Company,” “we,” “us” or “our” refer to Terayon Communication Systems, Inc. and its consolidated subsidiaries. Products or service names of other companies mentioned in this Report on Form 10-K may be trademarks or registered trademarks of their respective owners.

We were incorporated in California and reincorporated in Delaware in 1998. Our principal executive headquarters are located at 2450 Walsh Avenue, Santa Clara, California 95051. Our telephone number is (408) 235-5500.

History of the Company

We were founded in 1993 to provide cable operators with a cable data system enabling them to offer high-speed, broadband Internet access to their subscribers. By 1999, we were primarily selling this cable data system — composed of cable modems and cable modem termination systems (CMTS) — which utilized our proprietary Synchronous Code Division Multiple Access (S-CDMA) technology. Also in 1999, we initiated an acquisition strategy that ultimately included the acquisition of ten companies to expand our product offerings within the cable industry and outside of the cable industry to the telecom and satellite industries. With the market downturn in 2000, we refocused our business to target the cable industry and began selling data and voice products based on industry standard specifications, particularly the Data Over Cable System Interface Specification (DOCSIS), thereby beginning our transition from proprietary-based products to standards-based products. Also at this time, we focused our business on providing digital video products to cable operators and satellite providers. Since 2000, we have terminated our data-over-satellite business and all of our acquired telecom-focused businesses and incurred restructuring charges in connection with these actions.

In 2004, we refocused the Company to make digital video solutions (DVS) the core of our business. In particular, we began expanding our focus beyond cable operators to more aggressively pursue opportunities for our digital video products with television broadcasters, telecom carriers and satellite television providers. As part of this strategic refocus, we elected to continue selling our home access solutions (HAS) product, including cable modems, embedded multimedia terminal adapters (eMTA) and home networking devices, but ceased future investment in our CMTS product line. This decision was based on weak sales of the CMTS products and the anticipated extensive research and development investment required to support the product line in the future. As part of our decision to cease investment in the CMTS product line, we incurred severance, restructuring and asset impairment charges and were subject to litigation from Adelphia, one of the principal purchasers of our CMTS product. In March 2005, we sold certain cable modem semiconductor assets to ATI Technologies, Inc. and terminated our internal semiconductor division.

In January 2006, we announced that the Company would focus solely on digital video product lines, and as a result, we discontinued our HAS product line. We determined that there were no short or long-term synergies between our HAS product line and digital video product lines which made the HAS products increasingly irrelevant given our core business of digital video. Though we continued to sell our remaining inventory of HAS products and

CMTS products in 2006, the profit margins for our cable modems and eMTAs have continued to decrease due to competitive pricing pressures and the ongoing commoditization of the products.

Industry Dynamics

We participate in the worldwide market for equipment sold primarily to network operators, including cable operators, television broadcasters, telecom carriers and satellite providers. Our business is influenced by the following significant trends in our industry:

Migration of cable operators to all-digital networks

During the next several years, we believe that most North American and many foreign cable operators will continue to migrate their networks to all-digital operations in order to deliver new services and substantially improve network efficiency. Current efforts in this migration include digital simulcasting, which is a transition step to an all-digital network infrastructure. Digital simulcasting is being adopted by all major U.S. cable operators, and we further expect it to be adopted by second and third-tier cable operators in the U.S. and by major operators worldwide.

Ability to leverage network infrastructures to offer multiple products and services

Within the last few years, several cable operators and telecom carriers have begun offering a “triple play” bundle of services that includes video, voice and high-speed data over a single network. Their key objectives are to capture higher average revenues per subscriber, secure market share and reduce the “churn” of subscribers. The delivery of “triple play” services has led to increased competition between the cable operators and telecom carriers. This competition has led network operators to upgrade their infrastructure by purchasing equipment that allows them to provide the “triple play” of services.

Delivering digital video services is a key area of growing competition between cable operators and telecom carriers. Verizon and AT&T, the two largest telecom carriers in the U.S., are currently rolling out digital video services in select cities nationwide. We believe that as telecom carriers expand their digital video service rollouts, they will increasingly require products that have technology like our Network CherryPicker® products to generate advertising revenues. Additionally, we are currently working with Alcatel, Motorola, Inc. (Motorola), and other leading telecom equipment vendors which have been selected by several large telecom carriers to serve as systems integrators responsible for the carriers’ deployment of digital video services.

Network operators and content aggregators must combat ad skipping technologies

Consumers’ increasing use of digital video recorders (DVRs) capable of skipping over commercial advertisements is a growing threat to network operators and content aggregators, which face the possibility of lower advertising revenues from advertisers who pay in large part based on the number of viewers watching a program. To overcome the reduction of advertising viewers because of ad skipping DVRs, network operators and content aggregators are increasingly seeking solutions based on digital overlay techniques to directly insert ads into the program being aired. These “overlaid ads” typically appear in a lower corner of the television picture and cannot be skipped by DVRs since they appear within the TV program itself. This approach has already been proven by programmers such as SpikeTV and MTV, and we believe that network operators and content aggregators will increasingly rely on overlay techniques to maintain or even increase their advertising revenues.

Continued network investment to support new product requirements in competitive and emerging markets

The cable, digital broadcast satellite and telecom companies will continue their investments in equipment to provide advanced services in a cost-effective manner to increase average revenues per unit from their subscribers. According to Kagan Research, LLC, in 2005 U.S. cable operators spent $10.6 billion on infrastructure, compared to $10.1 billion in 2004, an increase of 5%. In addition, we believe that telecom carriers (in particular Verizon and AT&T) will become an increasing source of competition to traditional video service providers as they continue to upgrade their networks to offer video services, including high definition digital television (HDTV) services. While in the early stages, the development of a mobile video network is underway, and we expect that digital program insertion video application capabilities will play an important part in the growth of this emerging market.

Consolidation of the cable industry

In the late 1990s, U.S. cable operators began an unprecedented wave of consolidation, with several of the larger operators initiating aggressive growth strategies primarily through the acquisition of small, medium and large cable operators. Comcast Corporation (Comcast) — the largest U.S. operator today with more than 21 million subscribers — took the top spot in 2002 when it acquired AT&T Broadband, which had become the nation’s largest operator after acquiring TCI and MediaOne in 1999. In August 2006, Adelphia Communications Corporation (Adelphia), formerly the fifth largest operator with approximately 4.8 million subscribers, was purchased by Comcast and Time Warner Cable (TWC). Currently, 58.2 million of the estimated 65.6 million cable subscribers in the U.S. are served by the top ten U.S. cable operators, representing more than 89 percent of the market. With fewer — but much larger — cable operators to sell to, cable equipment vendors must continue adding new products and services to win business.

This has led to a consolidation of cable equipment vendors seeking to expand their product lines and to strengthen relationships with key operators. For example, General Instrument Corporation and Scientific-Atlanta, Inc. (Scientific-Atlanta) were acquired by Motorola, Inc. and Cisco Systems, Inc. (Cisco), respectively. Consolidation amongst smaller vendors has also taken place, including the acquisition of BroadBus by Motorola; Arroyo Video Solutions by Cisco; Entone by Harmonic, Inc. (Harmonic); nCUBE by C-COR, and BigBand Network’s purchase of ADC Telecommunications’ CMTS business.

Business

We currently develop, market and sell digital video equipment, including our Network CherryPicker® digital video processing systems and our CP 7600 line of digital-to-analog decoders. Our products are sold to and used by cable, telecom, broadcast and satellite operators for multiple digital video applications, including the rate shaping of video content to maximize the bandwidth for SD and HD programming, grooming customized channel line-ups, carrying local ads for local and national advertisers, and branding themselves by inserting their corporate logos into their programming. We also continue to sell our remaining inventory of CMTS and HAS products, including cable modems and eMTAs, that we discontinued in January 2006.

The design of digital video processing equipment requires expertise in Motion Picture Experts Group (MPEG) digital video formats and Internet Protocol (IP). Our expertise in MPEG and IP, coupled with our experience in designing, developing and manufacturing complex equipment, has helped us secure a leadership position in statistical remultiplexing (rate shaping) which provides the cable and satellite operators with bandwidth management capabilities for their SD and HD digital video services. We believe we are well positioned to capitalize on the growing demand for network operators to provide advanced bandwidth intensive video services such as adding additional HDTV channels.

Our DVS products are designed to enable “localization on-demand,” or the delivery of on-demand, real-time video constructed to meet the advertising needs of local and regional markets. Further, we believe our digital video products enable network operators and content aggregators to more cost-effectively overlay advertisements directly into their programming. This approach is more efficient compared to the traditional approach which requires the advertisements and the program to first be converted from digital to analog video, the insertion of the overlaid advertisements, and the subsequent re-encoding of the program and the advertisements back to digital. Since our method works entirely in the digital domain, there is no need for decoders to convert the digital video to analog or for separate re-encoders to then convert the analog video back to digital. To complement our cable and satellite product offerings, we developed new software for the DM 6400 model of our Network CherryPicker® line to support the new MPEG-4/AVC digital video format that most telecom carriers have chosen for their video services.

Business Strategy

Our goal is to be the leading provider of digital video products that enable network operators and content aggregators to more efficiently deliver digital video services to meet the needs of local and regional markets, thereby reducing costs and generating new revenues. To achieve this goal, we are pursuing the following strategies:

•	capitalize on the increasing demand for advanced digital video services, including HDTV and video on demand, by leveraging our strengths in bandwidth management, ad insertion, grooming applications and products;

•	continue to develop video applications with enhanced capabilities that meet the localization on-demand and personalized advertising needs of network operators, and to address emerging markets, such as mobile video;

•	increase the distribution opportunities for our digital video products through reseller channels by developing new relationships and expanding existing system integration partnerships with partners such as Harmonic, Alcatel and Motorola; and

•	improve margins through focused product cost-reduction efforts and by streamlining operational activities across our product lines.

The ongoing migration of network operators to all-digital IP-based networks represents a significant opportunity for companies like us with products and technologies that enable these operators to maximize their bandwidth and to manipulate their digital video content completely within the digital domain, which maximizes flexibility and reduces costs. We believe we are well positioned to capitalize on this expanding market in large part because of the success that our digital video products have had with the major U.S. cable operators and satellite providers.

Products

Historically, we had multiple product lines that we sold to cable operators, satellite providers and telecom carriers. Our cable data product line consisted initially of a proprietary system composed of a CMTS and cable modems. We later expanded our cable data product line with standards-based offerings, including CMTS, cable modems and eMTA products meeting the DOCSIS and EuroDOCSIS specifications. We discontinued sales of our CMTS products in 2004 and our modems and eMTAs in 2006. Our cable data products were complemented by our Multigate voice-over-cable solution, which we inherited through our acquisition of Telegate Ltd. We discontinued the Multigate product line in 2004. Our telecom product line consisted of our IPTL digital subscriber line access multiplexer, MainSail multi-service access platform and MiniPlex digitally added main line products, all of which we acquired through our acquisitions of Radwiz, MainSail Systems and the Access Network Electronics division of Tyco International. We discontinued these telecom products in 2003. Our Internet-over-satellite product line consisted of the SatStream system we inherited via our acquisition of ComBox. We discontinued our satellite product in 2002.

We continue to sell our digital video product lines, which currently consist of the Network CherryPicker® products and our CP 7600 digital-to-analog decoder. Our Network CherryPicker® line of digital video processing systems give cable, telecom and satellite operators flexibility in managing their digital video content, including the rate shaping of video content to maximize the bandwidth for SD and HD programming, grooming customized channel line-ups, carrying ads for local advertisers and branding themselves by inserting their corporate logos into their programming. To date, cable, satellite and telecommunications providers have deployed more than 7,500 of our digital video systems.

Our CherryPicker® DM line is currently composed of two models, the DM 6400 and the DM 3200. Our DM 6400 helps cable operators seamlessly insert commercials for local advertisers into their digital programming without the need for a cumbersome and inefficient digital-to-analog-back-to-digital process that requires additional equipment. The newest version of software for our DM 6400 is designed for telecom carriers and specifically supports the new MPEG-4/AVC digital video format that most telecom carriers have chosen for their video services. According to Kagan Research, LLC, in 2005, U.S. cable operators earned more than $4.6 billion running local ads, a 12% increase over the $4.1 billion billed in 2004. We believe this market will continue to grow and that we are well positioned in this space based on our current success in digital ad insertion and the relationships we have with the major advertising server companies, particularly SeaChange and C-Cor. Our DM 3200 provides statistical remultiplexing functionality, ad insertion and advance stream processing for smaller capacity architectures.

Our CherryPicker® BP 5100 broadcast platform system has been developed specifically for television broadcasters utilizing the same proven statistical remultiplexing technology and components from the DM line. The BP 5100 provides broadcasters with exceptional flexibility in managing their digital video content, including rate shaping their video content to maximize the bandwidth for SD and HD programming, switching seamlessly between local and national video feeds and branding themselves by overlaying their corporate logos onto their programming.

Our CP 7600 digital-to-analog video decoder is used by cable operators to implement a “digital simulcast” architecture to improve the bandwidth efficiency of their networks. All major U.S. cable operators have adopted digital simulcasting and both second and third-tier operators are in the process of deploying the architecture. Prior to digital simulcasting, operators had to send all of their programming in both digital and analog formats to support both groups of subscribers. This traditional approach consumes enormous amounts of bandwidth within their networks. With simulcasting, operators now deliver just one set of programming digitally and use the CP 7600 at the ‘edge’ of their networks (just before reaching subscribers’ homes) to decode the programming to analog for their analog subscribers, and to pass the digital programming on to their digital subscribers untouched. This more bandwidth-efficient approach is an evolutionary step towards an architecture that is completely digital and IP-based and that will support the delivery of a new generation of services.

Our CP 7585 off-air demodulator allows cable and satellite operators to convert SD or HD programming transmitted over-the-air by television broadcasters in the 8VSB format to the ASI format used by cable and satellite operators. This allows cable and satellite providers to retransmit broadcasters’ programming over their own networks. We discontinued the CP 7585 in April 2006 after selling off our inventory and determining the cost of developing and building new models was not warranted.

We continue to develop video applications to enable advanced capabilities for digital video programming, more localized advertising and other digital video services. Upcoming digital video products include a suite of overlay applications that enable static and motion graphics to be superimposed on digital video programs and advertising, and applications for statistical re-multiplexing for MPEG-4 high definition sources.

Product research and development

We maintain ongoing research and development activities for our digital video product line. Our research and development efforts are focused on developing new software applications and improved hardware platforms designed to address customer requirements across multiple industries and to obtain a competitive technological leadership of our products. Another key goal is to improve the gross margins of our existing products by reducing their component and manufacturing costs.

Our research and development expense was $17.7 million for the year ended December 31, 2005 compared with $33.2 million and $42.6 million for the years ended December 31, 2004 and 2003, respectively. We currently anticipate that overall research and development spending in 2006 will decline compared to 2005, and will focus almost entirely on developing new hardware platforms and software applications for digital video solutions.

Developing new and innovative solutions is important for us to remain competitive with larger companies that devote considerably more resources to product development.

Customers

We market and sell our digital video products to multiple vertical target markets consisting of the largest cable, satellite and telecom operators in North America.

Some of our principal customers include the following:

•	Comcast;

•	Cox Communications Inc. (Cox);

•	TWC;

•	EchoStar Communications Corporation; and

•	Harmonic.

We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers located in the United States for the foreseeable future. For example, Harmonic, Thomson Broadcast and Comcast accounted for approximately 12%, 11% and 10%, respectively, of our total revenue for the year ended December 31, 2005. For the year ended December 31, 2004, two customers, Adelphia and Comcast accounted for approximately 20% and 13%, respectively, of our total revenue. Three customers, Adelphia, Cross Beam Networks and Comcast, accounted for approximately 21%, 16% and 13%, respectively, of our total revenues for the year ended December 31, 2003. With the discontinuation of our data products, our sales have become increasingly concentrated in the United States and our presence outside the United States has decreased. A small percentage of our total digital video revenue has historically been derived from customers located outside the United States. We expect that trend will continue. The loss of any of our significant customers generally could have a material adverse effect on our business and results of operations.

Market Competition

The market for broadband equipment vendors is extremely competitive and is characterized by rapid technological change and, more recently, market consolidation. With our digital video products, we believe that we are currently the market leader in ad insertion, grooming and remultiplexing with our Network CherryPicker® line of digital video processing systems. However, several companies have entered this market, including Cisco through its acquisition of Scientific-Atlanta, Scopus Video Networks Ltd., BigBand Networks and RGB Networks, Inc. (RGB). We believe that this increase in competition may lead to additional pricing pressures and declining gross margins.

The principal competitive factors in our market include the following:

•	quality of product performance, features and reliability;

•	customer technical support and service;

•	price;

•	size and financial stability of operations;

•	breadth of product line;

•	sales and distribution capabilities;

•	relationships with network operators and content aggregators; and

•	meeting current or prospective industry or customer standards applicable to our products.

Many of our competitors and potential competitors are substantially larger and have significant advantages over us, including, without limitation:

•	larger and more established selling and marketing capabilities;

•	greater economies of scale;

•	significantly greater financial, technical, engineering, marketing, distribution, customer support and other resources;

•	greater name recognition and a larger installed base of customers; and

•	well-established relationships with our existing and potential customers.

Some of the above competitive factors are outside of our control. Conditions in the market could change rapidly and significantly as a result of technological advancements. Additionally, there may be pressure to develop new or alternative industry standards and specifications for video products and applications. The broader adoption of any such standards and specifications would necessitate greater spending on developing new products. The development and market acceptance of new or alternative technologies could decrease the demand for our products or render them obsolete, and could impact the pricing and gross margin of our digital video products. Our competitors, many of which have greater resources than we do, may introduce products that are less costly, provide superior performance or achieve greater market acceptance than our products. These competitive pressures have impacted and are likely to continue to adversely impact our business.

Given these competitive and other market factors, we continually look for opportunities to compete effectively and create value for our stockholders. We may, at any time and from time to time, be in the process of identifying or evaluating product development initiatives, partnerships, strategic alliances or transactions and other alternatives in order to maintain market position and maximize shareholder value. Market and other competitive factors may cause us to change our strategic direction, and we may not realize the benefits of any such initiatives, partnerships, alliances or transactions. We cannot assure you that any such initiatives, partnerships, alliances or transactions that we identify and pursue would actually result in our competing effectively, maintaining market position or increasing stockholder value. Our failure to realize any expected benefits from such initiatives, partnerships, alliances or transactions could negatively impact our financial position, results of operations, cash flows and stock price.

Sales and Marketing

We market and sell our products directly to network operators and content aggregators through our direct sales forces in North America and our limited sales forces in EMEA and Asia. We also market and sell our products through distributors, system integrators and resellers throughout the world and rely on this network to sell the majority of our products sold outside the United States.

We support our sales activities through marketing communication vehicles, such as industry press, trade shows, advertising and the Internet. Through our marketing efforts, we strive to educate network operators and content aggregators on the technological and business benefits of our products, as well as our ability to provide quality support and service. We participate in the major trade shows and industry events in the United States and limited events outside the United States. Industry referrals and reference accounts are significant marketing tools we develop and utilize.

We also make our products available for customers to test, which is very often a prerequisite for making a sale of our more complex products. These tests can be comprehensive and lengthy, and can dramatically increase the sales cycle for these products. Participating in these tests often requires us to devote considerable time and resources from our engineering and customer support organizations.

International Sales

We have international sales offices in Brussels, Belgium; Hong Kong; Seoul, South Korea; and Tel Aviv, Israel. In the years ended December 31, 2005, 2004 and 2003, approximately 42%, 47% and 45%, respectively, of our net revenues were derived from customers outside of the United States. Japan and Israel were the only international countries into which we made sales in excess of 10% of net revenues in 2003. Sales to Japan were 2%, 7% and 16%, of net revenues while sales to Israel were 8%, 12% and 12% of net revenues in the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, we focused our business on the sale of our digital video products, which have historically had much higher sales in the United States, and placed our sales emphasis on the U.S. market. However, we focused sales of our data products, which have historically had much higher sales outside the United States, on those markets outside the United States, including Israel and Europe. In 2005, we placed a lower emphasis on customers in certain locations outside the United States, such as Asia Pacific, Canada and South America. Additionally, we expect the portion of our overall revenue generated from outside the United States to continue to decrease in 2006 with the discontinuance of our HAS products and our data business.

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

Our international operations are subject to certain risks common to foreign operations in general, such as governmental regulations and import restrictions. In addition, there are social, political, labor and economic conditions in specific countries or regions, difficulties in staffing and managing foreign operations and potential adverse foreign tax consequences, among other factors, that could also have an adverse impact on our business and results of operations outside of the United States.

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

Backlog

We typically ship product and invoice customers shortly upon receipt of a purchase order as our customers typically request the immediate delivery of product. Assuming product availability, our practice is to ship our products promptly upon the receipt of purchase orders from our customers. We only have backlog if the product is not available to ship to the customer. Therefore, we have limited backlog and believe that backlog information is not material to an understanding of our business.

Manufacturing

Our finished goods are produced by subcontract manufacturers. Our digital video products are single sourced from a manufacturer in San Jose, California. Our HAS products, which were discontinued in January 2006, were single sourced from a manufacturer in China.

Our manufacturing operations employ semiconductors, electromechanical components and assemblies as well as raw materials such as plastic resins and sheet metal. Although we believe the materials and supplies necessary for our manufacturing operations are currently available in the quantities we require, we sometimes experience a shortage in the supply of certain component parts as a result of strong demand in the industry for those parts.

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

In an effort to prevent shortages of supplies used in the manufacturing process by some of our subcontractors, we source and inventory various raw products and components as part of our supply chain program. In doing so we may put ourselves at risk of carrying inventory that may become excessive based on our future sales failing to meet current sales forecasts or become obsolete before utilization by those manufacturers. We have recorded costs as a result of vendor cancellation charges.

Intellectual Property

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. Even though we seek to establish and protect proprietary rights in our products, there are associated risks. Our pending patent applications may not be granted. Even if they are granted, the claims covered by the patent may be reduced from those included in our applications. Any patent might be subject to challenge in court and, whether or not challenged, might not be broad enough to prevent third parties from developing equivalent technologies or products without a license from us.

We have entered into confidentiality and invention assignment agreements with our employees and consultants, and we enter into non-disclosure agreements with many of our suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. These contractual arrangements, as well as statutory protections, may not prove to be sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Litigation may be necessary to enforce our intellectual property rights.

The development of standards or specifications is common in our industry, as is the contribution of intellectual property to associated intellectual property pools. These standards and specifications allow for the development and availability of intellectual property pools, such as the MPEG pool, the standardization of delivery and techniques and the interoperability of products. CableLabs, the research and development consortium representing the cable operators, developed the DOCSIS standard to allow for the interoperability of products used by the cable operators. In connection with the development of the DOCSIS 2.0 specification by CableLabs, we entered into an agreement with CableLabs whereby we licensed to CableLabs on a royalty-free basis all of our intellectual property rights to the extent that such rights may be asserted against a party desiring to design, manufacture or sell DOCSIS based products, including DOCSIS 2.0 based products. This license agreement grants to CableLabs the right to sublicense our intellectual property, including our intellectual property rights in our S-CDMA patents, to others, including manufacturers that compete with us in the marketplace for DOCSIS based products. There may be pressure to develop new industry standards and specifications for video products and applications. Vendors like us may have to build products that meet these standards in order to sell to network operators.

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

Employees

As of December 31, 2005, we had 156 employees, of which 128 were located in the United States, and 28 were located outside the United States in Israel, Canada, Europe and Asia. We had 46 employees in research and development, 63 in marketing, sales and customer support, 19 in operations and 28 in general and administrative functions.

As of December 19, 2006, we had 114 employees, of which 99 were located in the United States, and 15 were located outside the United States in Israel, Canada, Europe and Asia. We had 49 employees in research and development, 33 in marketing, sales and customer support, 16 in operations and 16 in general and administrative functions. In connection with our most recent decision in January 2006 to discontinue HAS products, we implemented a headcount reduction that resulted in a charge of $0.6 million through December 31, 2006. None of our employees are represented by collective bargaining agreements. We believe that our relations with our employees are good.

Access to Our Reports

Our Internet Web site address is www.terayon.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to

Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) are available free of charge through our Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Commission. We will also provide those reports in electronic or paper form free of charge upon a request made to Mark A. Richman, Chief Financial Officer, c/o Terayon Communication Systems, Inc., 2450 Walsh Avenue, Santa Clara, CA 95051. Furthermore, all reports we file with the Commission are available free of charge via EDGAR through the Commission’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by us at the Commission’s public reference room located at 100 F. Street, N.E., Washington, D.C., 20549 or by calling 1-800-SEC-0330.

Item 1A.	Risk Factors

The following is a summary description of some of the many risks we face in our business. You should carefully review the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should also consider the other information described in this report.

Risks Related to the Restatement

The restatement of our consolidated financial statements has had a material adverse impact on us, including increased costs, the delisting of our common stock from The NASDAQ Stock Market, the increased possibility of legal or administrative proceedings, and a default under our subordinated note agreement.

As a result of the restatement process, we have become subject to a number of additional risks and uncertainties, including the following:

•	We have incurred substantial unanticipated costs for accounting and legal fees in the year ended December 31, 2005 and continue to incur such costs in the year ended December 31, 2006 in connection with the restatement. Although the restatement is complete, we expect to incur additional costs as indicated below.

•	We face an increased risk of being subject to legal or administrative proceedings. In December 2005, the Commission issued a formal order of investigation in connection with our accounting review of certain customer transactions. This investigation has diverted and will continue to divert more of our management’s time and attention and continue to cause us to incur substantial costs. Such investigations can also lead to fines or injunctions or orders with respect to future activities, as well as further substantial costs and diversion of management’s time and attention.

•	On June 23, 2006, a securities litigation lawsuit based on the events concerning the restatement was filed against us and certain of our current and former executive officers. In connection with this litigation and any further litigation that is pursued or other relief sought by persons asserting claims for damages allegedly resulting from or based on this restatement or events related thereto, we will incur defense costs that may include the amount of our deductible and defense costs exceeding our insurance coverage regardless of the outcome. Additionally, we may incur costs if the insurers of our directors and our liability insurers deny coverage for the costs and expenses related to any litigation. Likewise, such events may divert our management’s time and attention away from the operation of the business. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.

•	We were de-listed from The NASDAQ Stock Market because we were unable to file our periodic reports with the Commission on a timely basis. This failure was attributable to our inability to complete the restatement of our consolidated financial statements for prior periods. As previously disclosed on our Current Reports on Form 8-K filed on November 22, 2005 and January 20, 2006, NASDAQ notified us of its intention to de-list our common stock based on our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and our failure to solicit proxies and hold an annual shareholders’ meeting during 2005. On March 31, 2006, The NASDAQ Listing and Qualifications Panel determined to de-list our securities from The NASDAQ Stock Market effective as of the opening of business on April 4, 2006, and our common stock currently trades on the Pink Sheets. See our risk factor entitled “Our common stock has been de-listed from The NASDAQ Stock Market and trades on the Pink Sheets.” We may be unable to relist on The NASDAQ Stock Market because we may not be able to meet the initial listing requirements.

•	Because we were unable to timely file our Quarterly Report on Form 10-Q for September 30, 2005, we defaulted on our Notes. On March 21, 2006, we paid off the entire principal amount of outstanding Notes, including all accrued and unpaid interest and related fees, for a total of $65.6 million. As a result, our repayment of the Notes reduced our unrestricted cash, decreased our liquidity and could materially impair our ability to operate our business especially if we are unable to generate positive cash flow from operations.

•	The restatement may also result in other negative ramifications, including the potential loss of confidence by suppliers, customers, employees, investors, and security analysts, the loss of institutional investor interest and fewer business development opportunities.

Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing and other aspects of our business.

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. We have restated our consolidated financial statements for the years ended December 31, 2000, 2002, 2003 and 2004 and for the four quarters in 2004 and the first two quarters of 2005. As described in Item 9A — Controls and Procedures of this Form 10-K, management, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2005 and as of the filing date of this Form 10-K due to the material weaknesses discussed below. Because the material weaknesses described below have not been remediated as of the filing date of this Form 10-K, the CEO and CFO continue to conclude that our disclosure controls and procedures are not effective as of the filing date of this Form 10-K. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 2 as being a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles (GAAP) such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected.

We were not able to fully execute the remediation plans that were established to address material weaknesses previously identified in 2004. As a result, these material weaknesses were not fully remediated and remain ongoing as of December 31, 2005 and as of the date of this filing.

We have identified the following material weaknesses as of December 31, 2005:

•	insufficient controls related to the identification, capture and timely communication of financially significant information between certain parts of the organization and the accounting and finance department to enable these departments to account for transactions in a complete and timely manner;

•	lack of sufficient personnel with technical accounting experience in the accounting and finance department and inadequate review and approval procedures to prepare external financial statements in accordance with GAAP;

•	failure in identifying the proper recognition of revenue in accordance with GAAP, including revenue recognized in accordance with American Institute of Certified Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1), Financial Accounting Standards Board, Emerging Issues Task Force (EITF) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21);

•	the use of estimates, including monitoring and adjusting balances related to certain accruals and reserves, including allowance for doubtful accounts, legal charges, license fees, restructuring charges, taxes, warranty obligations, fixed assets and bond issue costs;

•	lack of sufficient analysis and documentation of the application of GAAP; and

•	ineffective controls over the documentation, authorization and review of manual journal entries and ineffective controls to ensure the accuracy and completeness of certain general ledger account reconciliations conducted in connection with period end financial reporting.

For further information about these material weaknesses, please see Item 9A — Controls and Procedures — Management’s Report on Internal Control over Financial Reporting included in this Form 10-K. Because of these material weaknesses, management concluded that, as of December 31, 2005, our internal control over financial reporting was not effective.

Because we have concluded that our internal control over financial reporting is not effective and our independent registered public accountants issued an adverse opinion on the effectiveness of our internal controls, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements and we could fail to meet our financial reporting obligations.

While we are in the process of implementing the remediation efforts described in Item 9A — Controls and Procedures — Remediation Steps to Address Material Weaknesses, we may continue to experience difficulties or delays in implementing measures to remediate the material weaknesses. Additionally, if the remedial measures are insufficient to address the identified material weaknesses or if additional material weaknesses or significant deficiencies in our internal controls are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, and we may be subject to litigation.

Any failure to address the identified material weaknesses or any additional material weaknesses or significant deficiencies in our internal controls could also adversely affect the results of future management evaluations and auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002.

Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our strategic alternatives, our financial condition and the market value of our securities. In addition, perceptions of us among customers, lenders, investors, securities analysts and others could also be adversely affected. Current material weaknesses or any weaknesses or deficiencies identified in the future could also hurt confidence in our business and the accuracy and completeness of our financial statements, and adversely affect our ability to do business with these groups.

We can give no assurances that the measures we have taken to date, or any future measures we may take, will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal controls over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the Commission.

Our revenue recognition policy on digital video products has been corrected.

We now recognize revenue from our digital video products under SOP 97-2, SAB 104 and EITF 00-21. Our new revenue recognition policy under these accounting standards is complex. We rely upon key accounting personnel and consultants to maintain and implement the controls surrounding such policy. If the policy is not applied on a consistent basis or if we lose any of our key accounting personnel or consultants the accuracy of our consolidated financial statements could be materially affected. This could cause future delays in our earnings announcements, regulatory filings with the Commission and potential delays in listing with a securities exchange.

Our common stock has been de-listed from The NASDAQ Stock Market and trades on the Pink Sheets.

Effective April 4, 2006, our common stock was delisted from The NASDAQ Stock Market and was subsequently quoted by the National Quotation Service Bureau (Pink Sheets). The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets may materially and adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock could materially and adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. Our delisting from The NASDAQ Stock Market and quotation on the Pink Sheets may also result in other negative ramifications, including the potential loss of confidence by suppliers, customers, employees, investors, and security analysts, the loss of institutional investor interest and fewer business development opportunities.

If we are not able to become or remain current in our filings with the Commission, we will face several adverse consequences.

If we are unable to become and remain current in our financial filings, we will face several restrictions. We will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the Commission, or make offerings pursuant to existing registration statements; we will not be able to make an offering to any purchasers not qualifying as “accredited investors” under certain “private placement” rules of the Commission under Regulation D; we will not be eligible to use a “short form” registration statement on Form S-3 for a period of at least 12 months after the time we become current in our periodic and current reports under the Securities Exchange Act of 1934, as amended (Exchange Act); we will not be able to deliver the requisite annual report and proxy statement to our stockholders to hold our annual stockholders meeting; our employees cannot be granted stock options, nor will they be able to exercise stock options registered on Form S-8, as Form S-8 is currently not available to us; and our common stock may not be eligible for re-listing on The NASDAQ Stock Market or alternative exchanges. These restrictions may impair our ability to raise funds in the public markets, should we desire to do so, and to attract and retain employees.

Risks Related to Our Business

We have a history of losses and may continue to incur losses in the future.

It is difficult to predict our future operating results. We began shipping products commercially in June 1997, and we have been shipping products in volume since the quarter ended March 31, 1998. As of December 31, 2005, we had an accumulated deficit of approximately $1.1 billion. We believe that we will continue to experience challenges in selling our products at a profit and may continue to operate with net losses for the foreseeable future.

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

We depend on capital spending from the cable, satellite and telecommunications industries for our revenues, and any decrease or delay in capital spending in these industries would negatively impact our revenues, financial condition and cash flows.

Historically, a significant portion of our revenues have been derived from sales to cable television operators. Future demand for our products will depend on the magnitude and timing of capital spending by cable television operators, satellite operators, telephone companies and broadcasters for constructing and upgrading their systems. Customers view the purchase of our products as a significant and strategic decision. Digital video, movie and broadcast products are relatively complex and their purchase generally involves a significant commitment of capital. Our customers’ capital spending patterns are dependent on a variety of factors, including:

•	Cable and satellite operators and telecom providers’ access to financing;

•	Annual budget cycles, and the typical reduction in upgrade projects during the winter months;

•	Impact of industry consolidation and financial restructuring;

•	Federal, local and foreign government regulation of telecommunications and television broadcasting;

•	Overall demand for communication services and acceptance of new video, voice and data services;

•	Evolving industry standards and network architecture;

•	Delays associated with the evaluation of new services, new standards, and system architectures by cable and satellite operators and telecom providers;

•	An emphasis on generating revenue from existing customers by operators instead of new construction or network upgrades;

•	Competitive pressures, including pricing pressures; and

•	General economic conditions.

Financial and budgetary pressures on our existing and potential customers in the cable, satellite and telecom industries will adversely impact purchasing decisions and may cause delays in the purchase of our products. Any one of the above factors could impact spending by cable operators on digital video equipment and thus could impact our business and result in excess inventory, decreased sales and revenue or other adverse effects.

Due to the lengthy sale cycle involved in the sale of our products, our financial results may vary and should not be relied on as an indication of future performance.

Our products have a lengthy and unpredictable sales cycle that contributes to the uncertainty of our operating results. Our customers’ decision to purchase our products is often accompanied by delays frequently associated with large capital expenditures and implementation procedures within an organization. Our customers generally conduct significant technical evaluations, including customer trials, of our products as well as competing products prior to making a purchasing decision. Moreover, the purchase of these products typically requires coordination and agreement among a potential customer’s corporate headquarters and regional and local operations. Even if corporate headquarters agrees to purchase our products, local operations may retain a significant amount of autonomy and may not elect to purchase our products. Additionally, a portion of our expenses related to anticipated orders is fixed and is difficult to reduce or change, which may further impact our revenues and operating results for a particular period.

We expect that there will be fluctuations in the number and value of orders received. Because of the lengthy sales cycle and the size of customer orders, if orders forecasted for a specific customer for a particular period do not occur in that period, our revenues and operating results for that particular period could suffer. As a result, period-to-period comparisons of our results of operations are not necessarily meaningful, and these comparisons should not be relied upon as indications of future performance.

Additionally, because of the lengthy sales cycle combined with a lengthy product development cycle, our customers may elect not to purchase our products or new features or functionality because they have elected to select alternate technologies or vendors. We may be unable to forecast the new products, features or functionality desired by our customers. We may spend considerable research and development dollars without having our products, features or functionality be accepted in the market. Because we are now focused solely on the development of digital video products, our inability to develop products, features and functionality that our customers might purchase would have a significant impact on us, and would adversely affect sales, revenue, margins and the cash available for future development efforts.

We may continue to experience fluctuations in our operating results and face unpredictability in our future revenues.

Our revenues have fluctuated and are likely to continue to fluctuate significantly in the future due to a number of factors, many of which we cannot control. Period-to-period comparisons of our operating results are not necessarily meaningful, and these comparisons should not be relied upon as indications of the future. Because these factors are difficult for us to forecast, our business, financial condition and results of operations from one period or a series of periods may be adversely affected and may be below the expectations of analysts and investors, resulting in a decrease in the market price of our common stock. Our business and product mix has also changed in the past several years based on our business restructuring, making historical comparisons more unreliable as indicators of future performance.

Factors that affect our revenues include, among others, the following:

•	The sales cycle and timing of significant customer orders, which are dependent on the capital spending budgets of cable and satellite operators, telecom providers and other customers;

•	Variations in the size of the orders by our customers and pricing concessions on volume sales;

•	Competitive market conditions, including pricing actions by our competitors;

•	New product introductions or the introduction of added features or functionality to products by competitors or by us;

•	Delays in our introduction of new products, in our introduction of added features or functionality to our products, or our commercialization of products that are competitive in the marketplace;

•	International conflicts, including the continuing conflict in Iraq, and acts of terrorism, and the impact of adverse economic, market and political conditions worldwide;

•	The ability of our products to be qualified or certified as meeting industry standards and/or customer standards;

•	Changes in market demand;

•	Economic and financial conditions specific to the cable, satellite and telecom industries, and general economic conditions;

•	Timing of revenue recognition;

•	Changes in domestic and international regulatory environments;

•	Market acceptance of new and existing products;

•	The mix of our customer base, sales channels and our products sold;

•	The level of international sales; and

•	Delays in our receipt of, or cancellation of, orders forecasted by customers.

Our financial results are affected by the gross margin we achieve for the year relative to our gross revenues. A variety of factors influence our gross margin for a particular period, including, among others, the following:

•	The sales mix of our products, the volume of products manufactured, and the average selling prices (ASPs) of our products;

•	The costs of manufacturing our products;

•	Delays in reducing the cost of our products and the effectiveness of our cost reduction measures;

•	The type of distribution channel through which we sell our products; and

•	Our ability to manage excess and obsolete inventory.

Our expenses for any given quarter are based on expected sales and if sales are below expectations, our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall in revenue.

We often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed, particularly in the short term. For example, a significant percentage of these operating expenses are fixed due to operating leases for our facilities and equipment. Also, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price. Because we have in the past been unable to use all of the products that we purchased from our suppliers, we have taken vendor cancellation charges as a result of these fixed commitments, and we may have to take additional charges in the future if we are unable to use all of the products that we purchase from our suppliers. As of December 31, 2005, $12.1 million of purchase obligations were outstanding. The obligations are generally expected to become payable at various times throughout 2006. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations, our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall. Moreover, our research and development expenses fluctuate in response to new product development, changing industry requirements and customer demands.

Because our customer base is highly concentrated among a limited number of large customers, the loss of or reduced demand from these customers could have a material adverse effect on our business, financial condition and results of operations.

Our customers in the cable industry have undergone and continue to undergo significant consolidation in both North America and internationally, as a limited number of cable operators control an increasing number of systems. We expect this consolidation to continue in the foreseeable future. As of June 2006, the top ten US Multiple System Operators (MSOs) (based on total subscribers) collectively served 58.2 million cable subscribers, which is approximately 89% of the total 65.6 million cable subscribers in the US, according to Kagan Research, LLC. The top 10 MSOs are Comcast Corporation; Time Warner Cable; Cox Communications, Inc.; Charter Communications, Inc.; Adelphia Communications Corporation; Cablevision System Corporation; Brighthouse Networks; Mediacom LLC; Insight Communications Company, Inc.; and CableOne. As a result of the consolidation among cable operators, our revenues from digital video products has been and will continue to be highly concentrated among a limited number of large customers.

Typically, our sales are made on a purchase order or system contract basis, and none of our customers has entered into a long-term agreement requiring it to purchase our products. Moreover, we do not typically require our customers to purchase a minimum quantity of our products, and our customers can generally cancel or significantly reduce their orders on short notice without significant penalties. Our sales to these customers tend to vary significantly from year to year depending on the customer’s budget for capital expenditures and our new product introductions and improvements. A significant amount of our revenues will continue to be derived from a limited number of large customers. The loss of or reduced demand for products from any of our major customers could have a material adverse effect on our business, financial condition and results of operations. Also, we may not succeed in attracting new customers as many of our potential customers have pre-existing relationships with our current or potential competitors and the continued consolidation of the cable industry may also reduce the number of potential customers. To attract new customers and retain existing customers, we may be faced with price competition, which may adversely affect our gross margins and revenues.

A portion of our sales are made to a small number of resellers, who often incorporate our products and applications in systems that are sold to an end-user customer, which is typically a cable operator, satellite provider or broadcast operator. If one or more of these resellers develop their own products or elect to purchase similar products from another vendor, our ability to generate revenue and our results of operations may suffer.

We are attempting to diversify our customer base beyond cable and satellite customers, principally into the telecom market, as well as the broadcast market. Major telecom operators have begun to implement plans to rebuild or upgrade their networks to offer bundled video, voice and data services. In order to be successful in this market, we may need to build alliances with integrators that sell telecom equipment to the telecom operators, adapt our products for telecom applications, adopt pricing specific to the telecom industry and the integrators that sell to the telecom operators, and build internal expertise to handle particular contractual and technical demands of the telecom industry. As a result of these and other factors, we cannot give any assurances that we will be able to increase our revenues from the telecom market, or that we can do so profitably, and any failure to generate revenues and profits from telecom customers could adversely affect our business, financial condition and results of operations.

The reductions in workforce associated with our restructuring efforts could disrupt the operation of our business, distract our management from focusing on revenue-generating efforts, result in the erosion of employee morale, and impair our ability to respond rapidly to growth opportunities in the future.

We have implemented a number of restructuring plans since 2001. The employee reductions and changes in connection with our restructuring activities, as well as any future changes in senior management and key personnel, could result in an erosion of morale, and affect the focus and productivity of our remaining employees, including those directly responsible for revenue generation and the management and administration of our accounting and finance department, which in turn may adversely affect our future revenues or cause other administrative deficiencies. Additionally, employees directly affected by the reductions may seek future employment with our business partners, customers or competitors. Although all employees are required to sign a proprietary information agreement with us at the time of hire, there can be no assurances that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, we may face wrongful termination, discrimination, or other claims from employees affected by the reductions related to their employment and termination. We could incur substantial costs in defending ourselves or our employees against such claims, regardless of the merits of such actions. Furthermore, such matters could divert the attention of our employees, including management, away from our operations, harm productivity, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, and we may need to take additional restructuring efforts, including additional personnel reductions, in the future.

We are dependent on key personnel.

Due to the specialized nature of our business, we are highly dependent on the continued service of and on our ability to attract and retain qualified senior management, accounting and finance, engineering, sales and marketing personnel and employees with significant experience and expertise in video, data networking and radio frequency design. The competition for some of these personnel is intense, particularly for engineers with Motion Picture Experts Group (MPEG), Internet Protocol (IP) and real time processing experience. We may incur additional expenses to attract and retain key personnel. We have also recently experienced turnover in our accounting and finance organization and have augmented internal resources to address staffing deficiencies primarily through the engagement of external contractors. Additionally, we have retained FTI Consulting, Inc. to provide accounting services, which has increased operating expenses, and we may be unable to prepare our financial statements without their assistance. There can be no assurances that the additional expenses we may incur, or our efforts to recruit such individuals, will be successful. Additionally, we do not have key person insurance coverage for the loss of any of our employees. Any officer or employee can terminate his or her relationship with us at any time. Our employees generally are not bound by non-competition agreements. The loss of the services of any key personnel, or our inability to attract or retain qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Our future growth depends on developments in the digital video industry, on the adoption of new technologies and on several other industry trends.

Future demand for our products will depend significantly on the growing market acceptance of several emerging services, including digital video, high definition television (HDTV), IP-based TV, ad insertion, and logo overlays. The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as: FTTP and DSL networks designed to facilitate the delivery of video services by telecom operators; new video compression standards such as MPEG-4/H.264; the greater use of protocols such as IP; and the introduction of new consumer devices, such as advanced set-top boxes and DVRs. If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our net sales growth will be materially and adversely affected.

Furthermore, other technological, industry and regulatory trends will affect the growth of our business. These trends include the following:

•	Convergence, or the desire of certain network operators to deliver a package of video, voice and data services to consumers, also known as the “triple play;”

•	The use of digital video applications by businesses, governments and educators;

•	The entry of telecom providers into the video business to allow them to offer the “triple play” purchase of services;

•	Efforts by regulators and governments in the United States and abroad to encourage the adoption of broadband and digital technologies; and

•	The extent and nature of regulatory attitudes towards such issues as competition between operators, access by third parties to networks of other operators, and local franchising requirements for telecom companies to offer video.

If, for instance, operators do not pursue the “triple play” or new video products and technology aggressively or in the timeline we expect, our ability to sell our digital video products and grow our revenues will be materially and adversely affected.

The markets in which we operate are characterized by rapidly changing technology, and we need to develop and introduce new and enhanced products in a timely manner to remain competitive.

The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life. To compete successfully in the markets in which we operate, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. Digital video markets are relatively immature, making it difficult to accurately predict the markets’ future growth rates, sizes or technological directions. In view of the evolving nature of these markets, network operators and content aggregators may decide to adopt alternative architectures, industry standards or technologies that are incompatible with our current or future video products and applications. The development and greater market acceptance of new architectures, industry standards or technologies could decrease the demand for our products or render them obsolete, and could negatively impact the pricing and gross margin of our digital video products. Our competitors, many of which have greater resources than we do, may introduce products that are less costly, provide superior performance or achieve greater market acceptance than our products. If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new architectures, industry standards or technologies, our business and financial results will be materially and adversely impacted. Our ability to realize revenue growth depends on our ability to:

•	Develop, in a timely manner, new products and applications that keep pace with developments in technology;

•	Develop products that are cost effective;

•	Meet evolving customer requirements;

•	Enhance our current product and applications offerings; and

•	Achieve market acceptance.

The pursuit of necessary technological advances and the development of new products require substantial time and expense. We may not be able to successfully develop or introduce new or enhanced products if they are not cost effective, are not brought to the market in a timely manner, are not in accordance with evolving industry standards and architecture, fail to achieve market acceptance, or are ahead of the market. If the technologies we are currently developing or intend to develop do not achieve feasibility or widespread market acceptance, our business will be materially and adversely impacted. In addition, in order to successfully develop and market certain of our current or future digital video products, we may be required to enter into technology development or licensing agreements with third parties. Failure to enter into development or licensing agreements, when necessary, could limit our ability to develop and market new products and could cause our operating results to suffer. The entry into such development or licensing agreements may not be on terms favorable to us and could negatively impact our gross margins.

Average selling prices of our digital video products may decline, which would materially and adversely affect our financial performance.

The ASPs for our digital video products may decline due to the introduction of new products, the adoption of new industry standards, the entry into licensing agreements, an increase in the number of competitors, competitive pricing pressures, promotional programs and customers possessing strong negotiating positions which require price reductions as a condition of purchase. The adoption of industry standards and specifications may erode ASPs on our digital video products if the adoption of such standards lead to the commoditization of products similar to ours. The entry into technology development or licensing agreements, as necessitated by industry developments and business needs, could also reduce our ASPs. Decreasing ASPs may also require us to sell our products at much lower gross margins than in the past, and could result in decreased revenues even if the number of units that we sell increases. We may experience substantial period-to-period fluctuations in future revenue, gross margin and operating results due to ASP erosion in our digital video products. Therefore, we must continue to develop and introduce on a timely basis and a cost-effective manner new products or next-generation products with enhanced functionalities that can be sold at higher gross margins. If we fail to do so, our revenues and gross margins may decline further.

We must achieve cost reductions or increase revenues to attain profitability.

In order to achieve profitability, we must significantly increase our revenues, continue to reduce the cost of our products, and maintain or reduce our operating expenses. In prior years, we experienced revenue declines which were, in large part, due to declining product ASPs resulting from our transition from a proprietary platform to the Data Over Cable System Interface Specification (DOCSIS) standards platform. Although we have implemented expense reduction and restructuring plans in the past that have focused on cost reductions and operating efficiencies, we continue to operate at a loss. A large portion of our expenses, including rent and operating lease expenditures, is fixed and difficult to reduce or change. Accordingly, if our revenue does not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue which, in turn, could materially and adversely impact our business, financial condition and results of operations.

While we continue to work to reduce the cost of our products through design and engineering changes, we may not be successful in redesigning our products, and, even if we are successful, our efforts may be delayed or our redesigned products may contain significant errors and product defects. In addition, any redesign may not result in sufficient cost reductions to allow us to reduce significantly the prices of our products or improve our gross margins. Reduction in our product costs may require us to use lower-priced components that are highly integrated in future products and may require us to enter into high volume or long-term purchase or manufacturing agreements. Volume purchase or manufacturing agreements may not be available on acceptable terms, if at all, and we could incur significant expenses without related revenues if we cannot use the products or services offered by such agreements. We have incurred significant vendor cancellation charges related to volume purchases and manufacturing agreements in the past and may incur such charges in the future.

Our repayment of our Notes could adversely affect our financial condition, and we may not be able to raise additional funds to continue operating our business.

Our main source of liquidity continues to be our unrestricted cash and cash equivalents on hand. As a result of our history of operating losses, we expect to continue to use our unrestricted cash to fund operating losses in the future. Our unrestricted cash, cash equivalents and short-term investments totaled $101.3 million and $97.7 million as of December 31, 2005 and 2004, respectively. On March 21, 2006, we paid off the entire principal amount of the outstanding Notes due August 2007, including all accrued and unpaid interest thereon and related fees, for an aggregate amount of $65.6 million. Our repayment in full of the Notes reduced our unrestricted cash, decreased our liquidity and could materially impair our ability to operate our business, especially if we are unable to generate positive cash flow from operations.

If our operating losses are more severe than expected or continue longer than expected, we may find it necessary to seek other sources of financing to support our operations and to provide available funds for working capital. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, and financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. No assurances can be given that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition, operating results and liquidity.

Substantially all of our future revenue will be derived from the sale of our digital video products, and our operating results, financial conditions and cash flows will depend upon our ability to generate sufficient revenue from the sale of our digital video products.

In January 2006 we announced that we will focus solely on our digital video products and applications. Accordingly, we are susceptible to adverse trends affecting this market segment, including technological obsolescence and the entry of new competition. We expect that this market may continue to account for substantially all of our revenue in the near future. As a result, our future success depends on our ability to continue to sell our digital video products and applications, the gross margin of such sales, our ability to maintain and increase our market share by providing other value-added services to the market, and our ability to successfully adapt our technology and services to other related markets. Markets for our existing services and products may not continue to expand and we may not be successful in our efforts to penetrate new markets.

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

The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as fiber optic cable, and the need for local zoning and licensing approvals. We believe that changes in our customers’ deployment plans have delayed, and may in the future delay, the receipt of new orders. Since the majority of our sales have been to relatively few customers, a delay in equipment deployment with any one customer could have a material adverse effect on our sales for a particular period.

We may have financial exposure to litigation.

We and/or our directors and officers are defendants in a number of lawsuits, including securities litigation lawsuits and patent litigation. See Item 3 — Legal Proceedings for more information regarding our litigation. As a result, we may have financial exposure to litigation as a defendant and because we are obligated to indemnify our officers and members of our Board of Directors for certain actions taken by our officers and directors on our behalf.

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

The loss of existing reseller and system integrator relationships or the failure to establish new relationships or strategic partnerships could have a material adverse effect on our business, financial conditions and results of operations.

Our products have been traditionally sold to large cable operators and satellite operators with recent, limited sales to television broadcasters. A portion of our sales are made to a small number of resellers and system integrators, who often incorporate our products and applications in systems that are sold to an end-user customer, which is typically a cable operator, satellite provider or broadcast operator. The resale relationships provide an opportunity to sell our products to our resellers’ customer bases. We rely upon these resellers for recommendations of our products during the evaluation stage of the purchasing process, as well as for implementation and customer support services. A number of our competitors also have strong relationships with the resellers. Although we intend to establish new strategic relationships with leading resellers worldwide to gain access to new customers, including telecom providers, we may not succeed in establishing these relationships. Even if we do establish and maintain these relationships, our resellers or strategic partners may not succeed in marketing our products to their customers. Some of our competitors have established long-standing relationships with cable, satellite and telecom operators that may limit our and our resellers’ ability to sell our products to those customers. Even if we were to sell our products to those customers, it would likely not be based on long-term commitments, and those customers would be able to terminate their relationships with us at any time without significant penalties. Our resellers or strategic partners may also terminate their relationship with us upon short notice without significant penalties.

Based on our sole focus on our digital video products, the reduction of our sales force, and our increasing focus on the telecom market, we are increasingly reliant on resellers and system integrators. In order to successfully market to telecom companies, we believe we will need to build alliances with system integrators that sell telecom equipment to the telecom operators. We may be unsuccessful in maintaining our current reseller and system integrator relationships as well as attracting system integrators that sell to telecom companies.

Some of our resellers and system integrators have sold in the past, and may sell in the future, products that compete with our products. The loss of existing reseller and system integrator relationships or the failure to establish new relationships or strategic partnerships could have a material adverse effect on our business, financial condition and results of operations.

We may fail to accurately forecast customer demand for our products, which could have a negative impact on our customer relationships and our revenues.

The nature of the broadband industry makes it difficult for us to accurately forecast demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of products or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We have incurred significant vendor cancellation charges related to volume purchase and manufacturing agreements in the past and may incur such charges in the future. We had purchase obligations of approximately $12.1 million as of December 31, 2005, primarily to purchase minimum quantities of materials and components used to manufacture our products. We may be obligated to fulfill these purchase obligations even if demand for our products is lower than we anticipate.

Forecasting to meet our customers’ demand is particularly difficult for our products. Our ability to meet customer demand will depend significantly on the availability of our single contract manufacturer. In recent years, in response to lower sales and falling ASPs, we significantly reduced our headcount and other expenses. As a result, we may be unable to respond to customer demand that increases more quickly than we expect. If we fail to meet customers’ supply expectations, our sales would be adversely affected and we may lose key customer relationships.

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

Although we generally do not have long term supply agreements with our customers and have limited backlog of orders for our products, we must maintain or have available sufficient inventory levels to satisfy anticipated demand on a timely basis. Maintaining sufficient inventory levels to ensure prompt delivery of our products increases the risk of inventory obsolescence and associated write-offs, which could harm our business, financial conditions and results of operations.

We are dependent on a key third-party manufacturer and any failure of our manufacturer could materially adversely affect our financial condition and operating results.

Our products are single sourced from a manufacturer in San Jose, California. Any interruption in the operations of our manufacturer could adversely affect our ability to meet our scheduled product deliveries to customers. If we experience delays or quality control problems or any failure from our current manufacturer, we may be unable to supply products in a timely manner to our customers. While we believe that there are alternative manufacturers available, we believe that the procurement from alternative suppliers could take several months. In addition, these alternative suppliers may not be able to supply us products that are functionally equivalent, or make our products available to us on a timely basis or on similar terms. Resulting delays, quality control problems or reductions in product shipments could materially and adversely affect on our financial performance, damage customer relationships, and expose us to potential damages that may arise from our inability to supply our customers with products. Further, a significant increase in the price of underlying components, such as our semiconductor components, could harm our gross margins or operating results. There may not be manufacturers that are able to meet our future volume or quality requirements at a price that is favorable to us. Any financial, operational, production or quality assurance difficulties experienced by our single manufacturer could harm our business and financial results.

Additionally, we attempt to limit this risk by maintaining safety stocks of these components, subassemblies and modules. As a result of this investment in inventories, we have in the past been and in the future may be subject to risk of excess and obsolete inventories, which could harm our business. In this regard, our gross margins and operating results could be adversely affected by excess and obsolete inventory.

Our products are assembled and tested by our single manufacturer using testing equipment that we provide. As a result of our dependence on the contract manufacturer for the assembly and testing of our products, we do not directly control product delivery schedules or product quality. Any product shortages or quality assurance problems could increase the costs of manufacturing, assembling or testing our products. In addition, as manufacturing volume increases, we will need to procure and assemble additional testing equipment and provide it to our contract manufacturer. The production and assembly of testing equipment typically require significant lead times. We could experience significant delays in the shipment of our products if we are unable to provide this testing equipment to our contract manufacturers in a timely manner.

We are dependent upon international sales and there are many risks associated with international operations, any of which could harm our financial condition and results of operations.

We are dependent upon international sales, even though we expect sales to customers outside of the United States to represent a significantly smaller percentage of our revenues for the foreseeable future compared to our historical revenues. For the years ended December 31, 2005, 2004 and 2003, approximately 42%, 47% and 45%, respectively, of our net revenues were from customers outside of the United States. We may be unable to maintain or increase international sales of our products. International sales are subject to a number of risks, including the following:

•	Changes in foreign government regulations and communications standards;

•	Import and export license requirements, tariffs and taxes, trade barriers and trade disputes;

•	The uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;

•	Difficulty in complying with environmental laws;

•	Difficulty in collecting accounts receivable and longer payment cycles for international customers than those for customers in North America;

•	Currency and exchange rate fluctuations;

•	The burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	Difficulty in staffing and managing foreign operations;

•	Specific social, political, labor and economic conditions, and political and economic changes in international markets; and

•	Multiple and possibly overlapping tax structures, potentially adverse tax consequences.

One or more of these factors may have a material adverse effect on our future operations and consequently, on our business, financial conditions and operating results.

While we generally invoice our foreign sales in U.S. dollars, we invoice some of our sales in Europe in Euros and local currency in other countries. Since we have also elected to take payment from our customers in local currencies and may elect to take payment in other foreign currencies in the future, we are exposed to losses as the result of foreign currency fluctuations. We currently do not engage in foreign currency hedging transactions. We may in the future choose to limit our exposure by the purchase of forward foreign exchange contracts or through similar hedging strategies. No currency hedging strategy can fully protect against exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of our foreign customers should increase, the resulting effective price increase of our products to our foreign customers could result in decreased sales. If our customers are affected by currency devaluations or general economic downturns, their ability to purchase our products could be reduced significantly.

We are subject to regulation by U.S. and foreign governments and qualification requirements by non-governmental agencies. If we are unable to obtain and maintain regulatory qualifications for our existing and future products, our financial results may be adversely affected.

The cable, satellite and telecom industries are subject to extensive regulation in the United States and in foreign countries, which may affect the sale of our products and the growth of our business domestically and internationally. The growth of our business and our financial performance depend in part on regulations in these industries. Our products are also subject to qualification, clearance, and approval in certain countries, and we cannot make any assurances that we will be able to maintain these qualifications, clearances or approvals in all the countries in which we operate. If we do not comply with the applicable regulatory requirements in each of the jurisdictions where our products are sold, we may be subject to regulatory enforcement actions which could require us to, among other things, cease selling our products.

We are subject to the Foreign Corrupt Practices Act (FCPA) and other laws which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We make sales in countries known to experience corruption. Our sales activities in such countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors which could be in violation of various laws including the FCPA, even though such parties are not always subject to our control. We have attempted to implement safeguards to prevent losses from such practices and to discourage such practices by our employees, consultants, sales agents and distributors. However, our safeguards may prove to be less than effective and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could adversely affect our business, financial condition and results of operations.

Furthermore, foreign countries may decide to prohibit, terminate or delay the construction of new infrastructure or the adoption of new technology for a variety of reasons. These reasons include environmental issues, economic downturns, availability of favorable pricing for other communications services and the availability and cost of related equipment. Regulations dealing with access by competitors to the networks of incumbent operators could slow or stop additional construction or expansion of these operators. Increased regulation of our customers’ pricing or service offerings could limit their investments and consequently the sale of our products. Changes in regulations could have an adverse impact on our business and financial results.

The markets in which we operate are intensely competitive and many of our competitors are larger and more established.

The markets for digital video products and applications are extremely competitive and have been characterized by rapid technological changes. Competitors vary in size and in the scope and breadth of the products and services they offer. Our current competitors include Scopus Video Networks Ltd.; RGB Networks, Inc.; BigBand Networks; and Cisco Systems, Inc. through its acquisition of Scientific-Atlanta, Inc. Competitors who could enter into the digital video applications and products market include larger and more established players such as Motorola, Inc. Companies that have historically not had a large presence in digital video applications and products market have recently begun to expand their market share through mergers and acquisitions. Further, our competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices resulting in lower gross margins. Consolidation in the industry also may result in larger competitors that may have significant combined resources with which to compete against us. We also face competition from early stage companies with access to significant financial backing that seek to improve existing technologies or develop new technologies. Increased competition could result in reductions in price and revenues, lower profit margins, loss of customers and loss of market share. Any one of these factors could materially and adversely affect our business, financial condition and operating results.

The principal competitive factors in our market include the following:

•	Product performance, features and reliability;

•	Price;

•	Size and stability of operations;

•	Breadth of product line;

•	Sales and distribution capabilities;

•	Technical support and service;

•	Relationships with network operators and content aggregators; and

•	Compliance with industry standards.

Many of our competitors and potential competitors are substantially larger and have significant advantages over us, including, without limitation:

•	Larger and more established selling and marketing capabilities;

•	Greater economies of scale;

•	Significantly greater financial, technical, engineering, marketing, distribution, customer support and other resources;

•	Greater name recognition and a larger installed base of customers; and

•	Well-established relationships with our existing and potential customers.

Our competitors and potential competitors may be in a better position to withstand any significant reduction in capital spending by customers in these markets or to reduce selling prices for competitive reasons. They often have broader product lines and market focus and may not be as susceptible to downturns in a particular market. In addition, many of our competitors and potential competitors have been in operation longer than we have and therefore have more long-standing and established relationships with domestic and foreign customers.

If any of our competitors’ products or technologies were to become the industry standard, our business could be seriously harmed. If our competitors are successful in bringing these products to market earlier, or if these products are more technologically capable than ours, then our sales could be materially and adversely affected. Our competitors may be in a stronger position to respond quickly to new or emerging technologies and changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. Accordingly, we may not be able to maintain or expand our revenues if competition increases and we are unable to respond effectively.

Given these competitive and other market factors, we continually look for opportunities to compete effectively and create value for our stockholders. We may, at any time and from time to time, be in the process of identifying or evaluating product development initiatives, partnerships, strategic alliances or transactions and other alternatives in order to maintain market position and maximize shareholder value. Market and other competitive factors may cause us to change our strategic direction, and we may not realize the benefits of any such initiatives, partnerships, alliances or transactions. We cannot assure you that any such initiatives, partnerships, alliances or transactions that we identify and pursue would actually result in our competing effectively, maintaining market position or increasing stockholder value. Our failure to realize any expected benefits from such initiatives, partnerships, alliances or transactions could negatively impact our financial position, results of operations, cash flows and stock price.

Our business is subject to the risks of warranty returns, product liability and product defects.

Products like ours are very complex and can frequently contain undetected errors or failures, especially when first introduced or when new versions are released. Despite testing, errors may occur. Product errors could affect the performance or interoperability of our products, delay the development or release of new products or new versions or upgrades of products, and adversely affect our reputation, our customers’ willingness to buy products from us, and market acceptance and perception of our products. Any such errors or delays in releasing new products or new versions or upgrades of products or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the products, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. Although we have limitation of liability provisions in our standard terms and conditions of sale, they may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entails the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

We may be unable to adequately protect or enforce our intellectual property rights.

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. Even though we seek to establish and protect proprietary rights in our products, there are risks. There are no assurances that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged, that such intellectual property rights will provide competitive advantages to us or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. There are no assurances that others will not develop technologies that are similar or superior to our technology, duplicate our technology, or design around the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or may do business in the future.

Our pending patent applications may not be granted. Even if they are granted, the claims covered by any patent may be reduced from those included in our applications. Any patent might be subject to challenge in court and, whether or not challenged, might not be broad enough to prevent third parties from developing equivalent technologies or products without a license from us.

We believe that the future success of our business will depend on our ability to translate the technological expertise and innovation of our employees into new and enhanced products. We have entered into confidentiality and invention assignment agreements with our employees, and we enter into non-disclosure agreements with many of our suppliers, distributors and appropriate customers so as to limit access to and disclosure of our proprietary information. These contractual arrangements, as well as statutory protections, may not prove sufficient or effective to prevent misappropriation of our technology, trade secrets or other proprietary information or deter independent third-party development of similar technologies. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. We may, in the future, take legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial position and liquidity.

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

The industry in which we operate is characterized by vigorous protection of intellectual property rights, which on occasion have resulted in significant and often protracted litigation. As is typical in our industry, we have been and may from time to time be notified of claims asserting that we are infringing intellectual property rights owned by third parties. We also have in the past agreed to, and may from time to time in the future agree to, indemnify customers of our technology or products for claims against such customers by a third party based on claims that our technology or products infringe patents of that third party. Currently, in the cable industry, there is industry-wide patent litigation involving the DOCSIS standard and certain video technologies. Our customers have been sued for using certain DOCSIS complaint products and video products, including our products. Our customers have requested indemnity pursuant to the terms and conditions of our sales to them, and we are contributing to the legal fees and costs of these litigations. Additionally, we may have further liability under indemnity obligations if there is a settlement or judgment. Please see Item 3 — Legal Proceedings for additional information.

We further believe that companies may be increasingly subject to infringement claims as distressed companies and individuals attempt to generate cash by enforcing their patent portfolio against a wide range of products. These types of claims, meritorious or not, may result in costly and time-consuming litigation; divert management’s attention and other resources; require us to enter into royalty arrangements; subject us to significant damages or injunctions restricting the sale of our products; require us to indemnify our customers for the use of the allegedly infringing products; require us to refund payment of allegedly infringing products to our customers or to forgo future payments; require us to redesign certain of our products; invalidate our proprietary rights; or damage our reputation. Although we carry general liability insurance, our insurance may not cover potential claims of this type and may not be adequate to indemnify us for all liability that may be imposed. Our failure to obtain a license for key intellectual property rights from a third party for technology used by us could cause us to incur substantial liabilities and prevent us from manufacturing and selling products utilizing the technology. Alternatively, we could be required to expend significant resources to develop non-infringing technology with no assurances that we would be successful in such endeavors. The occurrence of any of the above events could materially and adversely affect our business, results of operations and financial condition.

We are exposed to the credit risk of our customers and to credit exposures in weakened markets, which could result in material losses.

Most of our sales are on an open credit basis. Payment terms in the United States are typically 30 to 60 days, and because of local customs or conditions, longer in some markets outside the United States. Beyond our open credit arrangements, we have also experienced a request for customer financing and facilitation of leasing arrangements, which we have not provided to date and do not expect to provide in the future. We expect demand for enhanced open credit terms, for example, longer payment terms, customer financing and leasing arrangements, to continue and believe that such arrangements are a competitive factor in obtaining business. Our decision not to provide these types of financing arrangements may adversely affect our ability to sell products, and therefore, our revenue, operations and business.

Because of current conditions in the global economy, our exposure to credit risks relating to sales on an open credit basis has increased. Although we monitor and attempt to mitigate the associated risk, there can be no assurance that our efforts will be effective in reducing credit risk. Additionally, there have been significant insolvencies and bankruptcies among our customers, which have caused and may continue to cause us to incur economic and financial losses. There can be no assurance that additional losses would not be incurred and that such losses would not be material. Although these losses have generally not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.

We have and we may seek to expand our business through acquisitions which could disrupt our business operations and harm our operating results.

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

For example, we made ten acquisitions during the period between 1999 and 2000. Due to various economic conditions, none of the products from our acquired businesses, other than the digital video products, have achieved the level of market acceptance that was forecasted at the time of their acquisitions. Additionally, certain product groups have not achieved the level of technological development needed to be marketable or to expand the market. Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could materially harm our business and operating results. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

Our products are subject to safety approvals and certifications.

In the United States, our products are required to meet certain safety requirements. For example, we are required to have our video products certified by Underwriters Laboratory in order to meet federal requirements. Outside the United States, our products are subject to the regulatory requirements of each country in which the products are manufactured or sold. These requirements are likely to vary widely. We may be unable to obtain on a timely basis, or at all, the regulatory approvals that may be required for the manufacture, marketing and sale of our products.

Compliance with current and future environmental regulations may be costly which could impact our future earnings.

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries. In addition, we could face significant costs and liabilities in connection with product take-back legislation, which enables customers to return a product at the end of its useful life and charges us with financial and other responsibility for environmentally safe collection, recycling, treatment and disposal. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (EU RoHS)). The European Union has also finalized the Waste Electrical and Electronic Equipment Directive (WEEE), which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing this directive by individual European Union governments was August 13, 2004 (WEEE Legislation), although extensions were granted in some countries. Producers became financially responsible under the WEEE Legislation beginning in August 2005. Other countries, such as the United States, China and Japan, have enacted or may enact laws or regulations similar to the EU RoHS or WEEE Legislation. Other environmental regulations may require us to reengineer our products to utilize components which are more environmentally compatible. Such reengineering and component substitution may result in additional costs to us. Although we currently do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on us.

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

Compliance with changing laws and regulations relating to corporate governance and public disclosure has resulted, and will continue to result, in the incurrence of additional expenses.

New and changing laws and regulations, including the Sarbanes-Oxley Act of 2002, new Commission regulations and NASDAQ Stock Market Rules, impose stricter corporate governance requirements, greater disclosure obligations, and greater focus on disclosure and internal controls. These new laws and regulations have had the effect of increasing the complexity and cost of our Company’s corporate governance compliance, diverting the time and attention of our management from revenue-generating activities to compliance activities, and increasing the risk of personal liability for our board members and executive officers involved in our Company’s corporate governance process. Our efforts to comply with evolving laws and regulations have resulted, and will continue to result, in increased general and administrative expenses, and increased professional and independent auditor fees. In addition, it has become more difficult and expensive for us to obtain director and officer liability insurance.

In order to meet the new corporate governance and financial disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures, including disclosure and internal controls, and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover. Our efforts to correct the deficiencies in our disclosure and internal controls have required, and will continue to require, the commitment of significant financial and managerial resources. In addition, we anticipate the costs associated with the continued testing and remediation of our internal controls will be significant and material in the year ended December 31, 2006 and may continue to be material in future years as these controls are maintained and continually evaluated and tested.

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

Recent and proposed regulations related to equity compensation could adversely affect earnings, our ability to raise capital and affect our ability to attract and retain key personnel.

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board has announced changes to GAAP that requires us to record a charge to earnings for employee stock option grants and employee stock purchase plan rights for all future periods beginning on January 1, 2006. In the event that the assumptions used to compute the fair value of our stock-based awards are later determined to be inaccurate or if we change our assumptions significantly in future periods, our stock-based compensation expense and results of operations could be materially affected which could impede any capital raising efforts. Additionally, to the extent that new accounting standards make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Our stock price has been and is likely to continue to be highly volatile.

The market price of our common stock has fluctuated significantly in the past and is likely to fluctuate in the future. Investors may be unable to resell our common stock at or above their purchase price. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation.

Our stock price could be subject to extreme fluctuations in response to a variety of factors, including the following:

•	Actual or anticipated variations in quarterly operating results;

•	Announcements of technological innovations;

•	New products or services offered by us or our competitors;

•	Changes in financial estimates by securities analysts;

•	Conditions or trends in the broadband services and technologies industry;

•	Changes in the economic performance and/or market valuations of technology, Internet, online service or broadband service industries;

•	Announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments, by us or our current or potential competitors;

•	Adoption of industry standards and the inclusion or compatibility of our technology with such standards;

•	Adverse or unfavorable publicity regarding us or our products;

•	Additions or departures of key personnel;

•	Sales of common stock; and

•	Other events or factors that may be beyond our control.

In addition, the stock markets in general, including the Pink Sheets and The NASDAQ Stock Market, and the stock price of broadband services and technology companies in particular, have experienced extreme price and volume volatility. This volatility and decline have affected many companies irrespective of or disproportionately to the operating performance of these companies. Additionally, industry factors may materially adversely affect the market price of our common stock.

We have adopted a stockholder rights plan, which, together with provisions in our charter documents and Delaware law, may delay or prevent an acquisition of us, which could decrease the value of our stock.

We adopted a stockholder rights plan pursuant to which we distributed one right for each outstanding share of common stock held by our stockholders of record as of February 20, 2001. If our Board of Directors believes that a particular acquisition is undesirable, the rights may substantially dilute the stock ownership of a person or group attempting a take-over of us, even if such a change in control is beneficial to our stockholders. As a result, the plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our Board of Directors.

Provisions of our Certificate of Incorporation and our Bylaws could make it more difficult for a third party to acquire control of us in a transaction not approved by our Board of Directors. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Any provision of our Certificate of Incorporation, Bylaws, stockholder rights plan or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock.

We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could have a material adverse impact on our operations, sales and financial performance.

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

We, our sole manufacturer and our customers are vulnerable to earthquakes, disruptions to power supply, labor issues and other unexpected events.

Our corporate headquarters, the majority of our research and development activities and our sole source manufacturer are located in California, an area known for seismic activity. An earthquake, or other significant natural disaster, could result in an interruption in our business or the operations of our manufacturer. Some of the other locations in which we and our customers conduct business are prone to natural disasters. If there is a natural disaster in any of the locations where our customers are located, we face the risk that our customers may incur losses or substantial business interruptions which may impair their ability to continue to purchase their products from us.

Our California operations may also be subject to disruptions in power supply, such as those that occurred in 2001. In addition, the cost of electricity and natural gas has risen significantly. Power outages could disrupt our business operations and those of our suppliers, and could cause us to fail to meet the commitments to our customers. Our business may also be impacted by labor issues related to our operations and/or those of our manufacturer, network operators and content aggregators, or customers. Such an interruption could harm our current and prospective business relationships and adversely impact our operating results. We may not carry sufficient business interruption insurance to compensate for any losses that we may sustain as a result of any natural disasters or other unexpected events. Disruptions in power supply, labor issues and other unexpected events impacting our customers may affect their purchasing decisions and thus adversely impact our financial performance.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the safe harbor created by those sections. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as may, will, should, expect, plan, anticipate, believe, estimate, predict, future, intend, or certain or the negative of these terms or similar expressions to identify forward-looking statements. Forward-looking statements include, among other things, statements regarding:

•	Our belief that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months;

•	Our belief that we are well positioned to capitalize on the emerging digital video market because of the success our digital video products have had with the major U.S. cable operators and satellite providers, as well as our current success in digital ad insertion;

•	Our belief that by focusing our business on higher margin digital video products, our margins may increase;

•	Our belief that we are well positioned to capitalize on the growing demand for network operators to provide advanced video services to their subscribers;

•	Our belief that the ongoing migration of network operators and content aggregators to all-digital networks represents a significant opportunity for companies similar to ours with products and technologies that enable our customers to maximize their bandwidth, to utilize important new transport methods and to deploy new services;

•	Our belief that networks operators and content aggregators will increasingly rely on overlay to maintain or even increase their advertising revenues and that our digital video processing systems will enable them to do this more cost-effectively;

•	Our belief that network operators will continue their investments in equipment to provide advanced services in a cost-effective manner to increase average revenues per unit from their subscribers;

•	Our belief that there will be increasing competition to our digital video products, which may increase price competition and lead to decreased revenue and margins;

•	Our expectation that research and development expenses will decrease in 2006; and

•	Our expectation that general and administrative expenses will increase in 2006 due in part to the restatement process.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those discussed in Item 1A of this Report. The forward-looking statements contained in this report are based on information that is currently available to us and expectations and assumptions that we deemed reasonable at the time the statements were made. We do not undertake any obligation to update any forward-looking statements in this report or in any of our other communications, except as required by law. All such forward-looking statements should be read as of the time the statements were made and with the recognition that these forward-looking statements may not be complete or accurate at a later date. The business risks discussed in Item 1A of this Report on Form 10-K, among other things, should be considered in evaluating our prospects and future financial performance.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal executive offices are located in Santa Clara, California, where we lease approximately 63,069 square feet under a lease that expires in September 2009. We sub-sublease approximately 141,000 square feet of space in Santa Clara, California under a sublease that expires in October 2009 with the sub-sublease expiring on the same date as the sublease. In the United States, we also leased an additional facility in Costa Mesa, California that was subleased; the lease expired in March 2006 and the sublease expired in September 2005.

In addition, we lease properties worldwide. We had a facility in Tel Aviv, Israel consisting of approximately 136,000 square feet under a lease that expired in October 2005. We subleased approximately 107,000 square feet of the Israel property, and those subleases expired in October 2005. We have offices in Brussels, Belgium; Hong Kong; Shanghai, China; Tel Aviv, Israel; and Seoul, Korea. We had a facility in Ottawa, Ontario, Canada that we subleased and the lease and sublease expired in June 2006. We believe that our existing facilities are adequate to meet our needs for the foreseeable future. For additional information regarding obligations under leases, see Note 5, “Commitments,” to Consolidated Financial Statements.

Item 3.	Legal Proceedings

Beginning in April 2000, several plaintiffs filed class action lawsuits in federal court against us and certain of our officers and directors. Later that year, the cases were consolidated in the United States District Court for the Northern District of California (Court) as In re Terayon Communication Systems, Inc. Securities Litigation. The Court then appointed lead plaintiffs who filed an amended complaint. In 2001, the Court granted in part and denied in part defendants’ motion to dismiss, and plaintiffs filed a new complaint. In 2002, the Court denied defendants’ motion to dismiss that complaint, which, like the earlier complaints, alleged that the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding our technology. On February 24, 2003, the Court certified a plaintiff class consisting of those who purchased or otherwise acquired our securities between November 15, 1999 and April 11, 2000. On September 8, 2003, the Court heard defendants’ motion to disqualify two of the lead plaintiffs and to modify the definition of the plaintiff class. On September 10, 2003, the Court issued an order vacating the hearing date for the parties’ summary judgment motions, and, on September 22, 2003, the Court issued another order staying all discovery until further notice and vacating the trial date, which had been scheduled for November 4, 2003. On February 23, 2004, the Court issued an order disqualifying two of the lead plaintiffs and ordered discovery, which was conducted. In February 2006, we mediated the case with plaintiffs’ counsel. As part of the mediation, we reached a settlement of $15.0 million. After this mediation, our insurance carriers agreed to tender their remaining limits of coverage, and we contributed approximately $2.2 million to the settlement. On March 17, 2006, we, along with plaintiffs’ counsel, submitted the settlement to the Court and the shareholder class for approval. The Court held a hearing to review the settlement of the shareholder litigation on September 25, 2006. To date, the Court has not approved the settlement.

On October 16, 2000, a lawsuit was filed against us and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the Superior Court of California, San Luis Obispo County. This lawsuit was titled Bertram v. Terayon Communication Systems, Inc. The factual allegations in the Bertram complaint were similar to those in the federal class action, but the Bertram complaint sought remedies under state law. Defendants removed the Bertram case to the United States District Court, Central District of California, which dismissed the complaint. Plaintiffs appealed this order, and their appeal was heard on April 16, 2004. On June 9, 2004, the United States Court of Appeals for the Ninth Circuit affirmed the order dismissing the Bertram case.

In 2002, two shareholders filed derivative cases purportedly on behalf of us against certain of its current and former directors, officers and investors. (The defendants differed somewhat in the two cases.) Since the cases were filed, the investor defendants have been dismissed without prejudice, and the lawsuits have been consolidated as Campbell v. Rakib in the Superior Court of California, County of Santa Clara. We are a nominal defendant in these lawsuits, which allege claims relating to essentially the same purportedly misleading statements that are at issue in the securities class action filed in April 2000. In that securities class action, we disputed making any misleading statements. The derivative complaints also allege claims relating to stock sales by certain of the director and officer defendants. On September 15, 2006, we entered into a Stipulation of Settlement of Derivative Claims. On September 18, 2006, the Superior Court of California, County of Santa Clara approved the final settlement of the derivative litigation entitled In re Terayon Communication Systems, Inc. Derivative Litigation (Case No. CV 807650). In connection with the settlement, we paid $1.0 million in attorney’s fees and expenses to the derivative plaintiffs’ counsel and agreed to adopt certain corporate governance practices.

On June 23, 2006, a putative class action lawsuit was filed against us in the United States District Court for the Northern District of California by I.B.L. Investments Ltd. purportedly on behalf of all persons who purchased our common stock between October 28, 2004 and March 1, 2006. Zaki Rakib, Jerry D. Chase, Mark Richman and Edward Lopez are named as individual defendants. The lawsuit focuses on the our March 1, 2006 announcement of the restatement of our financial statements for the year ended December 31, 2004, and for the four quarters of 2004 and the first two quarters of 2005. The plaintiffs are seeking damages, interest, costs and any other relief deemed proper by the court. An unfavorable ruling in this legal matter could materially and adversely impact our results of operations.

In January 2005, Adelphia Communications Corporation (Adelphia) sued us in the District Court of the City and County of Denver, Colorado. Adelphia’s complaint alleged, among other things, breach of contract and misrepresentation in connection with our sale of cable modem termination systems (CMTS) products to Adelphia and our announcement to cease future investment in the CMTS market. Adelphia sought damages in excess of $25.0 million and declaratory relief. We moved to dismiss the complaint seeking an order blocking the case from going forward at a preliminary stage. The court denied our motion to dismiss the complaint, thereby permitting the case and discovery to go forward. We filed a response to Adelphia’s complaint and discovery began. On October 21, 2005, the parties settled the litigation in exchange for (i) full mutual releases of the other party for claims related to the CMTS and customer premise equipment products and (ii) a payment to Adelphia consisting of $3.0 million in cash, $0.8 million of DM 6400 products at list price and $0.8 million of modems at a price of $33.50 each. On December 1, 2005, the United States Bankruptcy Court of the Southern District of New York approved the settlement. On December 15, 2005, the court dismissed the case with prejudice.

On April 22, 2005, we filed a lawsuit in the Superior Court of California, County of Santa Clara against Adam S. Tom (Tom) and Edward A. Krause (Krause) and a company founded by Tom and Krause, RGB Networks, Inc. (RGB). We sued Tom and Krause for breach of contract and RGB for intentional interference with contractual relations based on breaches of the Noncompetition Agreements entered into between us and Tom and Krause, respectively. On May 24, 2006, RGB, Tom and Krause filed a Notice of Motion and Motion For Leave To File a Cross-Complaint, in which the defendants stated that they intended to file counter-claims against us for misappropriation of trade secrets, unfair competition, tortious interference with contractual relations and tortious interference with prospective economic advantage. On July 6, 2006, the court granted the defendants’ motion, and on July 20, defendants filed a cross-complaint for misappropriation of trade secrets, unfair competition, tortious interference with contractual relations and tortious interference with prospective economic advantage. On August 21, 2006, we filed a demurrer to certain of those claims. The court granted our demurrer as to RGB’s request for declaratory judgment. On November 9, 2006, we filed our answer to RGB’s complaint. Damages in this matter are not capable of determination at this time and the case may be lengthy and expensive to litigate.

On September 13, 2005, a case was filed by Hybrid Patents, Inc. (Hybrid) against Charter Communications, Inc. (Charter) in the United States District Court for the Eastern District of Texas for patent infringement related to Charter’s use of equipment (cable modems, CMTS and embedded multimedia terminal adapters (eMTAs)) meeting the Data Over Cable System Interface Specification (DOCSIS) standard and certain video equipment. Hybrid has alleged that the use of such products violates its patent rights. Charter has requested that we and others supplying it with equipment indemnify Charter for these claims. We and others have agreed to contribute to the payment of the legal costs and expenses related to this case. On May 4, 2006, Charter filed a cross-complaint asserting its indemnity rights against us and a number of companies that supplied Charter with cable modems, and to date, this cross-complaint has not been dismissed. Trial is scheduled on Hybrid’s claims for July 2, 2007. At this point, the outcome is uncertain and we can not assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Hybrid is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products.

On July 14, 2006, a case was filed by Hybrid against Time Warner Cable (TWC), Cox Communications Inc. (Cox), Comcast Corporation (Comcast), and Comcast of Dallas, LP (together, the MSOs) in the United States District Court for the Eastern District of Texas for patent infringement related to the MSOs’ use of data transmission systems and certain video equipment. Hybrid has alleged that the use of such products violate its patent rights. No trial date is known yet. To date, we have not been named as a party to the action. The MSOs have requested that we and others supplying them with cable modems and equipment indemnify the MSOs for these claims. We and others have agreed to contribute to the payment of legal costs and expenses related to this case. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Hybrid is successful in its claim against the MSOs and then elects to pursue other cable operators that use the allegedly infringing products.

On September 16, 2005, a case was filed by Rembrandt Technologies, LP (Rembrandt) against Comcast in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by Comcast infringe certain patents related to cable modem, voice-over internet, and video technology and applications. To date, we have not been named as a party in the action, but we have received a subpoena for documents and a deposition related to the products we sold to Comcast. We continue to comply with this subpoena. Comcast requested that we and others supplying them with products for indemnity related to the products that we sold to them. We and others have agreed to contribute to the payment of legal costs and expenses related to this case. Trial is scheduled on Rembrandt’s claims for August 6, 2007. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against Comcast and then elects to pursue other cable operators that use the allegedly infringing products.

On June 1, 2006, a case was filed by Rembrandt against Charter, Cox, CSC Holdings, Inc. (CSC) and Cablevisions Systems Corp. (Cablevision) in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by Charter infringe certain patents related to cable modem, voice-over internet, and video technology and applications. To date, we have not been named as a party in the action, but Charter has made a request for indemnity related to the products that we and others have sold to them. We have not received an indemnity request from Cox, CSC and Cablevision but we expect that such request will be forthcoming shortly. To date, we and others have not agreed to contribute to the payment of legal costs and expenses related to this case. Trial date of this matter is not known at this time. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products.

On June 1, 2006, a case was filed by Rembrandt against TWC in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by

TWC infringe certain patents related to cable modem, voice-over internet, and video technology and applications. To date, we have not been named as a party in the action, but TWC has made a request for indemnity related to the products that we and others have sold to them. We and others have agreed to contribute to the payment of legal costs and expenses related to this case. Trial date of this matter is not known at this time. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against TWC and then elects to pursue other cable operators that use the allegedly infringing products.

On September 13, 2006, a second case was filed by Rembrandt against TWC in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by TWC infringe certain patents related to the DOCSIS standard. To date, we have not been named as a party in the action, but TWC has made a request for indemnity related to the products that we and others have sold to them. We and others have agreed to contribute to the payment of legal costs and expenses related to this case. Trial date of this matter is not known at this time. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against TWC and then elects to pursue other cable operators that use the allegedly infringing products.

We have received letters claiming that our technology infringes the intellectual property rights of others. We have consulted with our patent counsel and reviewed the allegations made by such third parties. If these allegations were submitted to a court, the court could find that our products infringe third party intellectual property rights. If we are found to have infringed third party rights, we could be subject to substantial damages and/or an injunction preventing us from conducting our business. In addition, other third parties may assert infringement claims against us in the future. A claim of infringement, whether meritorious or not, could be time-consuming, result in costly litigation, divert our management’s resources, cause product shipment delays or require us to enter into royalty or licensing arrangements. These royalty or licensing arrangements may not be available on terms acceptable to us, if at all.

Furthermore, we have in the past agreed to, and may from time to time in the future agree to, indemnify a customer of our technology or products for claims against the customer by a third party based on claims that its technology or products infringe intellectual property rights of that third party. These types of claims, meritorious or not, can result in costly and time-consuming litigation, divert management’s attention and other resources, require us to enter into royalty arrangements, subject us to damages or injunctions restricting the sale of our products, require us to indemnify our customers for the use of the allegedly infringing products, require us to refund payment of allegedly infringing products to our customers or to forgo future payments, require us to redesign certain of our products, or damage our reputation, any one of which could materially and adversely affect our business, results of operations and financial condition.

We may, in the future, take legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, results of operations and financial condition.

In December 2005, the Commission issued a formal order of investigation in connection with our accounting review of the Thomson Contract. These matters were previously the subject of an informal Commission inquiry. We have been cooperating fully with the Commission and will continue to do so in order to bring the investigation to a conclusion as promptly as possible.

We are currently a party to various other legal proceedings, in addition to those noted above, and may become involved from time to time in other legal proceedings in the future. While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall results of operations, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in any of our legal proceedings, there exists the possibility of a material adverse impact on our financial condition and results of operations for the period in which the ruling occurs. The estimate of the potential impact on our financial position and overall results of operations for any of the above legal proceedings could change in the future.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the year ended December 31, 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Prior to April 4, 2006, our common stock was traded on The NASDAQ Stock Market under the symbols “TERN” and “TERNE.” Our common stock was delisted from The NASDAQ Stock Market on April 4, 2006 and currently is quoted on the Pink Sheets under the symbol “TERN.PK.” The following table sets forth, for the periods indicated, the high and low per share sale prices of our common stock as reported on The NASDAQ Stock Market, for the respective periods.

	High	Low

Year Ended December 31, 2005
First Quarter	$3.73	$1.99
Second Quarter	$3.78	$2.52
Third Quarter	$4.10	$2.91
Fourth Quarter	$3.95	$1.97
Year Ended December 31, 2004
First Quarter	$6.25	$2.96
Second Quarter	$3.99	$1.66
Third Quarter	$2.38	$1.44
Fourth Quarter	$2.98	$1.52

As of December 19, 2006, the closing price of our common stock on the Pink Sheets was $1.87.

(b) As of November 30, 2006, there were approximately 522 holders of record of our common stock, as shown on the records of our transfer agent. The number of record holders does not include shares held in “street name” through brokers.

(c) We have not declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

(d) The following table provides certain information about our common stock that may be issued under our equity compensation plans as of December 31, 2005. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

			Common Stock
			Available for Future
	Common Stock		Issuance Under
	to be Issued	Weighted Average	Equity Compensation
	Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options	Outstanding Options	Securities Reflected
	and Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by Terayon stockholders(1)	10,132,904	$4.23	4,065,127
Equity compensation plans not approved by Terayon stockholders(2)	2,899,082	$6.70	1,465,798

Total	13,031,986	$4.78	5,530,925

(1)	Includes options to purchase common stock outstanding under the Terayon Communication Systems, Inc. 1995 Stock Option Plan, as amended (1995 Plan), the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan, as amended (1997 Plan), and the Terayon Communication Systems, Inc. 1998 Non-Employee Directors Stock Option Plan, as amended (1998 Plan). Does not include 600,371 shares of our common stock that were available for issuance under the Terayon Communication Systems, Inc. 1998 Employee Stock Purchase Plan, as

amended, which was also approved by our stockholders, including the Terayon Communication Systems, Inc. 1998 Employee Stock Purchase Plan Offering for Foreign Employees. The 1997 Plan was amended on June 13, 2000 to, among other things, provide for an increase in the number of shares of our common stock on each January 1 beginning January 1, 2001 through January 1, 2007, by the lesser of 5% of our common stock outstanding on such January 1 or 3,000,000 shares. In May 2003, the 1997 Plan was amended to reduce the number of authorized shares in the 1997 Plan by 6,237,826 shares. In May 2005, the 1997 Plan was amended to reduce the number of authorized shares in the 1997 Plan by 4,000,000 shares.

(2)	Includes options to purchase common stock outstanding under the Terayon Communication Systems, Inc. 1999 Non-Officer Equity Incentive Plan, as amended (1999 Plan), Mainsail Equity Incentive Plan, TrueChat Equity Incentive Plan, and options issued outside of any equity incentive plan. See Note 10, “Stockholder’s Equity,” to Consolidated Financial Statements for additional information regarding the provisions of the 1999 Plan.

Item 6.	Selected Financial Data

The following selected consolidated financial data has been restated or adjusted, as applicable, and is derived from our consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K.

See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and our selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(as restated)(1)	(as restated)(1)	(as restated)	(as adjusted)(5)
	(in thousands, except per share data)

Consolidated statement of operations data:
Revenues	$90,664	$136,484	$130,187	$130,730	$279,481
Cost of goods sold	55,635	101,887	103,835	101,808	263,117

Gross profit	35,029	34,597	26,352	28,922	16,364

Operating expenses
Research and development	17,650	33,199	42,634	58,696	79,927
Sales and marketing	22,534	24,145	26,781	35,704	55,701
General and administrative	20,356	12,039	11,934	15,639	33,163
Goodwill amortization	—	—	—	—	25,410
Restructuring charges, executive severance and asset write-offs(2)	2,257	12,336	2,803	8,922	587,149

Total operating expenses	62,797	81,719	84,152	118,961	781,350

Loss from operations	(27,768)	(47,122)	(57,800)	(90,039)	(764,986)
Interest income (expense) and other income (expense), net	966	(59)	1,891	(618)	1,645
Gain on early extinguishment of debt(3)	—	—	—	50,983	192,303
Income tax benefit (expense)	(149)	76	(316)	(238)	13,915

Net loss	$(26,951)	$(47,105)	$(56,225)	$(39,912)	$(557,123)

Basic and diluted net loss per share	$(0.35)	$(0.62)	$(0.76)	$(0.55)	$(8.17)

Shares used in computing basic and diluted net loss per share(4)	77,154	75,751	74,074	72,718	68,164

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$101,301	$97,735	$138,640	$206,503	$333,888
Working capital	22,045	107,052	138,035	178,091	320,150
Total assets	146,648	156,981	213,099	279,169	469,981
Convertible debentures	65,367	65,588	65,809	66,030	177,368
Long-term obligations (less current portion)	1,455	2,076	1,356	1,936	181,868
Accumulated deficit	(1,062,438)	(1,035,487)	(988,382)	(932,157)	(892,245)
Total stockholders’ equity	20,657	44,943	90,563	142,191	181,052

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

(2)	See Note 6, “Accrued Severance Pay,” and Note 7, “Restructuring Charges and Asset Write-offs,” to Consolidated Financial Statements for an explanation for restructuring charges, executive severance and asset write-offs.

(3)	See Note 8, “Convertible Subordinated Notes,” to Consolidated Financial Statements for an explanation of the repurchase of subordinated convertible notes and reclassification of related gains.

(4)	See Note 2, “Summary of Significant Accounting Policies,” to Consolidated Financial Statements for an explanation of the method employed to determine the number of shares used to compute per share data.

(5)	We made three adjustments to the financial statements for the year ended December 31, 2001 which resulted in a decrease in accumulated net loss of $6.7 million. The largest adjustment of $7.9 million gain related to the redemption of a portion of the embedded derivative (Issuer Call Option) contained in our $500.0 million of 5% convertible subordinated Notes due August 2007 (Notes) and the remaining $1.9 million and $0.6 million related to our analysis of the allowance for doubtful accounts and an adjustment for a previously recorded tax accrual, respectively. During 2001, we repurchased $325.9 million of face value of Notes, requiring $7.0 million of the bond premium to be redeemed. An additional $1.0 million was recorded to reflect the amortization of the bond premium. As part of our review of the allowance for doubtful accounts, we determined that an adjustment to increase bad debt expense and the corresponding allowance for doubtful accounts by $1.9 million was necessary for the year ended December 31, 2001. In 2001, we recorded a foreign income tax contingent expense to accrue for potential tax liabilities related to post-acquisition activities of foreign subsidiaries. During the restatement process, it was determined that this original accrual was not substantiated and accordingly, should not have been recorded, and we adjusted the balance accordingly as of December 31, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis set forth below reflects the restatement as described below and in Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q.

Restatement of Consolidated Financial Statements and Related Proceedings

On November 7, 2005, the Company announced that it initiated a review of its revenue recognition policies after determining that certain revenues recognized in the second half of the year ended December 31, 2004 from a customer may have been recorded in incorrect periods. The review included the Company’s revenue recognition policies and practices for current and past periods and its internal control over financial reporting. Additionally, the Audit Committee of the Board of Directors (Audit Committee) conducted an independent inquiry into the circumstances related to the accounting treatment of certain of the transactions at issue and retained independent legal counsel to assist with the inquiry.

On March 1, 2006, the Company announced that the Audit Committee had completed its independent inquiry and that the Company would restate its consolidated financial statements for the year ended December 31, 2004 and for the four quarters of 2004 and the first two quarters of 2005. The principal findings of the Audit Committee review were: there was no intent by Company personnel to recognize revenue in contravention of what Company personnel understood to be the applicable rules at the time; that Company personnel did not consider or sufficiently focus on relevant accounting rules; and there was no intent by Company personnel to mislead the Company’s auditors or engage in other wrongful conduct. Additionally, the Audit Committee and management reviewed the Company’s revenue recognition practices and policies as they related to the delivery of certain products and services (including the development and customization of software) to Thomson Broadcast (Thomson) under a series of contractual arrangements (Thomson Contract). The Company had recognized revenue under this series of contractual arrangements under two separate revenue arrangements in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” (SAB 101), as amended by SAB No. 104 (SAB 104). However, based on the guidance under American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1), SAB 104 and Financial Accounting Standards Board (FASB), Emerging Issues Task Force (EITF) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21), management determined that this series of contractual arrangements should have been treated as a single contract, and therefore a single revenue arrangement for accounting purposes. Factors that contributed to the determination of a single revenue arrangement included the documentation of the series of contractual arrangements under a single memorandum of understanding (MOU) and the ongoing nature of discussions between parties to define product specifications and deliverables that extended beyond the initial agreed upon contracted deliverables. Additionally, the Company determined it could not reasonably estimate progress towards completion of the project, and therefore, in accordance with SOP 81-1, used the completed contract method. As a result, revenue previously recognized in the third and fourth quarters of 2004 and in the first two quarters of 2005 under this series of contractual arrangements was deferred and ultimately recognized as revenue in the quarter ended December 31, 2005 upon completion of the Thomson Contract and final acceptance received from Thomson for all deliverables under the Thomson Contract. Direct contract expenses, primarily research and development, associated with the completion of the project previously recognized in each quarter of 2004 and in the first two quarters of 2005 were also deferred and ultimately recognized in the quarter ended December 31, 2005 in accordance with the completed contract methodology under SOP 81-1.

On March 1, 2006, the Company announced a further review of the Company’s revenue recognition policies relating to the recognition of products and related software sold in conjunction with post-contract support (PCS) under SOP 97-2, SAB 104, EITF 00-21 and FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” As a result, management determined that the Company did not account properly for the sale of digital video products under SOP 97-2 and did not establish vendor specific objective evidence (VSOE) of fair value for its PCS revenue element related to these sales. Accordingly, revenue for digital video products sold in conjunction with PCS and previously recognized as separate elements in each quarter of 2003 and 2004, and also in the first and second quarters of 2005 was deferred and recognized over the contract service period.

On November 8, 2006, the Company announced that the Audit Committee, upon the recommendation of management, had concluded that the Company’s consolidated financial statements for the years ended December 31, 2003, 2002 and 2000 and for the quarters of 2003, 2002 and 2000 should no longer be relied upon. The restatement of financial statements for 2003 would correct errors primarily relating to revenue recognition, cost of goods sold and estimates of reserves. The restatement of financial statements for 2000 and 2002 would correct errors primarily relating to the need to separately value and account for embedded derivatives associated with the Company’s 5% convertible subordinated notes issued in July 2000, and other estimates. While no determination was made that the financial statements for 2001 could not be relied upon, adjustments would be made to 2001 that would be reflected in the financial statements to be included in its periodic reports to be filed with the Securities and Exchange Commission (Commission) and reported as “adjusted.”

The Company’s previous auditors resigned effective as of September 21, 2005 and on that date, the Audit Committee engaged Stonefield Josephson, Inc. (Stonefield) as the Company’s new independent registered public accounting firm. On May 26, 2006, the Company announced that it had engaged Stonefield, its current independent auditor, to re-audit the Company’s consolidated financial statements for the year ended December 31, 2004 and, if necessary, to audit the Company’s consolidated financial statements for the year ended December 31, 2003. On November 8, 2006, the Company announced that it had engaged Stonefield to re-audit the Company’s consolidated financial statements for the year ended December 31, 2003.

In June 2006, the Company, through outside counsel, retained FTI Consulting, Inc. to provide an independent accounting perspective in connection with the accounting issues under review.

In connection with the Company’s accounting review of the Thomson Contract referred to above, the Commission initiated a formal investigation. This matter was previously the subject of an informal Commission inquiry. The Company has been cooperating fully with the Commission and will continue to do so in order to bring the investigation to a conclusion as promptly as possible.

The Restatement and Other Related Matters

The following is a description of the significant adjustments to previously reported financial statements resulting from the restatement process and additional matters addressed in the course of the restatement. While this description does not purport to explain each correcting entry, the Company believes that it fairly describes the significant factors underlying the adjustments and the overall impact of the restatement in all material respects.

Revenue Recognition.  The Company did not properly account for revenue as described below. As part of the restatement process, the Company applied the appropriate revenue recognition methods to each element of all multiple-element contracts, corrected other errors related to revenue recognition and corrected errors to other accounts, including cost of goods sold and deferred revenue resulting in adjustments to these accounts in each period covered by the restatement.

Video Product and Post Contract Support.  The Company did not properly recognize revenue in accordance with generally accepted accounting principles (GAAP), specifically SOP 97-2 for its digital video products. The Company previously recognized revenue for its digital video products in accordance with SAB 101, as amended by SAB 104 based upon meeting the revenue recognition criteria in SAB 104. In order for the Company to recognize revenue from individual elements within a multiple element arrangement under SOP 97-2, the Company must establish vendor specific objective evidence (VSOE) of fair value for each element. The Company determined that it did not establish VSOE of fair value for the undelivered element of PCS on the digital video products. Therefore, as part of the restatement process the Company corrected this error and recognized revenue of the hardware element sold in conjunction with the undelivered PCS element ratably over the period of the customer support contract. The cost of goods sold for the sale for the hardware element and the PCS element was also recognized ratably over the period of the customer support contract. Accordingly, revenue and cost of goods sold previously recognized based on meeting the revenue recognition criteria in SAB 104 for the individual elements for digital video products sold in conjunction with PCS in each quarter of 2003, 2004 and 2005 were deferred and recognized ratably over the contract service period.

Thomson Contract.  The Company recognized revenue as it related to the delivery of certain products and services (including the development and customization of software) to Thomson under a series of contractual arrangements under a single memorandum of understanding (MOU) in accordance with SAB 101, as amended by SAB 104. However, based on SOP 97-2 and SOP 81-1, this series of contractual arrangements should have been treated as a single contract, and therefore as a single revenue arrangement for accounting purposes. Factors that contributed to the determination of a single revenue arrangement included the documentation of the series of contractual arrangements under a single MOU and the ongoing nature of discussions between parties to define product specifications and deliverables that extended beyond the initial agreed upon contracted deliverables. In accordance with SOP 81-1, the Company determined it would not reasonably estimate progress towards completion of the project and therefore used the completed contract methodology. As a result, $7.8 million of revenue previously recognized in the third and fourth quarters of 2004 and $0.3 million of revenue previously recognized in the first two quarters of 2005 were deferred and ultimately recognized as revenue in the quarter ended December 31, 2005 upon completion of the Thomson Contract and final acceptance received from Thomson for all deliverables under the Thomson Contract. Additionally, $1.2 million of cost of goods sold previously recognized in 2004 and $1.8 million related to direct development costs previously recognized from the fourth quarter of 2003 through the second quarter of 2005 were also deferred and ultimately recognized in the quarter ended December 31, 2005.

Inventory Consignment.  During the quarter ended December 31, 2003, the Company entered into an agreement to consign specific spare parts inventory to a certain customer for the customer’s demonstration and evaluation purposes. The consignment period was to terminate during the quarter ended March 31, 2004, at which time the customer would either purchase or return the spare parts inventory to the Company. During the quarter ended March 31, 2004, the Company notified the customer that the consignment period terminated and in accordance with the agreement, the customer should either return or purchase the spare parts inventory. The Company did not receive a reply and subsequently invoiced the customer $0.9 million for the spare parts inventory in the quarter ended March 31, 2004. During the quarter ended June 30, 2004, the customer agreed to purchase a portion of the spare parts inventory and returned the remaining spare parts inventory to the Company. Accordingly, for the quarter ended June 30, 2004, the Company issued the customer a credit memo for $0.9 million, which was the amount of the sale that was invoiced in the quarter ended March 31, 2004 and was the entire amount originally consigned to the customer. During the course of the restatement, it was determined that at March 31, 2004, accounts receivable was overstated by $0.9 million, inventory was understated by $0.5 million and both deferred revenue and deferred cost of goods sold were overstated by $0.9 million and $0.5 million, respectively. As a result, the consolidated balance sheets for the quarters ended March 31, 2004 and June 30, 2004 were appropriately revised to correct these errors.

Other Revenue Adjustments.  The Company also made other adjustments in 2003, 2004 and 2005 to correct the recognition of revenue for transactions where the Company did not properly apply SAB 101, as amended by SAB 104. The Company made other immaterial adjustments for certain transactions related to revenue. See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Allowance for Doubtful Accounts.  During the restatement process, the Company reassessed its accounting regarding the allowance for doubtful accounts based on its visibility of its collections and write-offs of the allowance for doubtful accounts. Prior to 2004, the Company’s policy was to estimate the allowance for doubtful accounts and the corresponding bad debt expense based on a fixed percentage of revenue during a specific period. Beginning in 2004, the Company adopted a specific reserve methodology for estimating the allowance for doubtful accounts and corresponding bad debt expense. During the restatement, the Company adjusted the allowance for doubtful accounts and bad debt with a reduction of $5.2 million, an increase of $1.9 million and an increase of $0.6 million for the years ended December 31, 2000, 2001 and 2002, respectively, to reflect the specific reserve methodology and to correct errors resulting from the Company’s former policy. The Company made adjustments to the allowance for doubtful accounts of $0.1 million, $0.6 million, and $0.3 million for the years ended December 31, 2003 and 2004 and for the first two quarters of 2005, respectively.

In addition, during the restatement, the Company made other adjustments to the allowance for doubtful accounts to offset the accounts receivable and related reserve related to customers who were granted extended payment terms, experiencing financial difficulties or where collectibility was not reasonably assured. Accordingly, the Company classifies these customers as those with “extended payment terms” or with “collectibility issues.” For these customers, the Company historically deferred all revenue and recognized the revenue when the fee was fixed or determinable or collectibility reasonably assured or cash was received, assuming all other criteria for revenue recognition were met. The Company adjusted the allowance for doubtful accounts, eliminating the receivable and related reserve, for these customers by an increase of $5.7 million, a decrease of $4.4 million and by an immaterial amount for the years ended December 31, 2003 and 2004 and for the first two quarters of 2005, respectively.

In summary, the above restatements gave rise to an adjustment to the allowance for doubtful accounts of an increase of $5.8 million, a decrease of $3.8 million and an increase of $0.3 million for the years ended December 31, 2003 and 2004 and for the first two quarters of 2005, respectively. The allowance for doubtful accounts related to international customers was reduced by $0.5 million based on the activity for the year ended December 31, 2004.

Deferred Revenues and Deferred Cost of Goods Sold.  As part of the restatement process, the Company determined that it did not properly account for deferred revenue as it related to specific transactions to certain customers where the transaction did not satisfy revenue recognition criteria of SAB 104 related to customers with acceptance terms, transactions with free-on-board (FOB) destination shipping terms, customers where the arrangement fee was not fixed or determinable or customers where collectibility was not reasonably assured. While revenue was generally not recognized for these customers, the Company improperly recognized a deferred revenue liability and a deferred cost of goods sold asset, thereby overstating assets and liabilities, and during the restatement determined that deferred revenues and deferred cost of goods sold should not be recognized for these transactions. As a result, the Company adjusted deferred revenues by $1.6 million, $1.0 million and $0.9 million for the years ended 2003 and 2004 and the first two quarters of 2005, respectively, and adjusted deferred cost of goods sold by $0.9 million, $0.3 million and $0.6 million for the years ended 2003 and 2004 and the first two quarters of 2005, respectively.

Use of Estimates.  The Company did not correctly estimate, monitor and adjust balances related to certain accruals and provisions as set forth below.

Access Network Electronics.  In July 2003, the Company sold certain assets related to its Miniplex products to Verilink Corporation (Verilink). The assets were originally acquired through the Company’s acquisition of Access Network Electronics (ANE) in April 2000. As part of the agreement with Verilink, Verilink agreed to assume all warranty obligations related to ANE products sold by the Company prior to, on, or after July 2003. The Company agreed to reimburse Verilink for up to $2.4 million of warranty obligations for ANE products sold by the Company prior to July 2003 related to certain power supply failures of the product and other general warranty repairs (Warranty Obligation). The $2.4 million Warranty Obligation negotiated with Verilink included up to $1.0 million for each of two specific customer issues and a general warranty obligation of $0.4 million that expired in the quarter ended March 31, 2005. During the sale process, the Company disclosed to Verilink that it had received an official specific customer complaint related to the sale of the Miniplex product to one of the two customers. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company established a reserve as a result of this complaint. Under the agreement with Verilink, the Company was able to quantify its exposure at $1.0 million based upon the terms of the Warranty Obligation. No other obligations were accrued by the Company related to the Miniplex products because the Company had not received formal notice of any complaints from other customers. The Company amortized the $1.0 million warranty accrual starting in the quarter ended March 31, 2004 through the expiration of the Warranty Obligation in the quarter ended March 31, 2005. However, during the course of the restatement, the Company determined that the warranty obligation accrual should not have been reduced unless there were actual expenses incurred in connection with either the obligation or upon the expiration of the Warranty Obligation in the quarter ended March 31, 2005. Since the Company did not incur any expenses in connection with this obligation and did not establish a basis for this reduction, during the restatement, the Company corrected the reduction of this accrual by $0.2 million in each of the four quarters of 2004 and deferred the reduction of the warranty accrual until the warranty period expired in the quarter ended March 31, 2005. Accordingly, the $1.0 million reduction of the warranty obligation in the quarter ended March 31, 2005, reduced cost of goods sold by $0.8 million for that period and increased cost of goods sold by $0.2 million in each quarter of 2004.

Israel Restructuring Reserve.  During 2001, the Board of Directors approved a restructuring plan and the Company incurred restructuring charges in the amount of $12.7 million for excess leased facilities of which $7.4 million related to Israel and $1.7 million remained accrued at December 31, 2004. In 2002, the Company did not include in its assessment the ability to generate and collect sublease income in its Israel facility. As a result, the Company increased its reserve by $1.2 million due to lowered sublease assumptions. In the quarter ended December 31, 2004, the Company analyzed the reserve and reduced the reserve by $1.5 million to $1.7 million reducing operating expenses. During the restatement process, the Company determined that $1.2 million of the $1.5 million reserve reduction recognized in the quarter ended December 31, 2004 properly related to the year ended December 31, 2002. As a result, the Company reversed the previously recorded $1.2 million increase in restructuring reserve expense in 2002, thereby decreasing the net loss for the quarter ended December 31, 2002. The Company also corrected the entry that reduced the restructuring reserve in 2004 by reversing the $1.2 million decrease in the reserve that occurred in 2004.

License Fee.  In 1999, the Company entered into an intellectual property (IP) license agreement (License Agreement) with a third party. Pursuant to the License Agreement, the Company recorded a prepaid asset of $2.0 million related to its licensing of the IP. The License Agreement allowed the Company to incorporate the IP into “manufactured products” for the cost of the license fee which was $2.0 million. Additionally, the Agreement also incorporated a clause for the Company to pay a royalty fee of $1 per unit of “component products” sold to third parties by the Company. During 1999, the Company began designing semiconductor chips using this IP and paying the license fee for the IP. In June 2000, the Company made its final payment on the $2.0 million license, and the Company had a $2.0 million prepaid asset. The Company amortized the prepaid asset based on applying the royalty rate of $1 per unit established in the License Agreement. However, the Company incorrectly applied the $1 per unit rate to units produced rather than units sold. As part of correcting this error, the Company adjusted the amortization rate of the prepaid asset to reflect actual units sold resulting in a reduction in the per unit amortization rate. Adjustments to cost of goods sold were a decrease of $0.8 million in 2003, an increase of $0.5 million in 2004 and an increase of $0.2 million during the first two quarters of 2005.

Goods Received Not Invoiced.  The Company maintains an account to accrue for obligations arising from instances in which the Company has received goods but has not yet received an invoice for the goods (RNI). During 2002 the Company established the reserve after management determined that the process being used to track RNI obligations was not properly stating the liability. During the quarter ended March 31, 2004, the Company analyzed the RNI account, determined that it was carrying an excess reserve of $0.8 million and began amortizing the $0.8 million excess reserve at the rate of $0.2 million per quarter thereby decreasing operating expenses by that amount in each quarter of 2004. During the restatement, the Company determined that the excess reserve should have been reduced to zero as of December 31, 2002 and adjusted the financial statements accordingly. The impact of this change is to decrease operating expenses by $0.8 million in 2002 and increase operating expenses by $0.8 million during 2004.

Other.  In conjunction with the restatement, the Company also made other adjustments and reclassifications to its accounting for various other errors for the periods presented, including: (1) correction of estimates of legal expenses, property tax and excess and obsolete inventory accruals; (2) reclassification to the proper accounting period of: bonus accruals to employees; federal income taxes payable; and operating expenses related to an operating lease; (3) correction of accounting for impaired and disposed assets; and (4) expenses related to an extended warranty provided to a customer. See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Convertible Subordinated Notes.  In July 2000, the Company issued $500.0 million of 5% convertible subordinated notes (Notes) due in August 2007 resulting in net proceeds to the Company of approximately $484.0 million. The Notes were convertible into shares of the Company’s common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133),

the Notes are considered a hybrid instrument since, and as described below, they contained multiple embedded derivatives.

The Notes contained several embedded derivatives. First, the Notes contain a contingent put (Contingent Put) where in the event of any default by the Company, the Trustee or holders of at least 25% of the principal amount of the Notes outstanding may declare all unpaid principal and accrued interest to be due and payable immediately. Second, the Notes contain an investor conversion option (Investor Conversion Option) where the holder of the Notes may convert the debt security into Company common stock at any time after 90 days from original issuance and prior to August 1, 2007. The number of shares of common stock that is issued upon conversion is determined by dividing the principal amount of the security by the specified conversion price in effect on the conversion date. The initial conversion price was $84.01 which was subject to adjustment under certain circumstances described in the Indenture. Third, the Notes contain a liquidated damages provision (Liquidated Damages Provision) that obligated the Company to pay liquidated damages to investors of 50 basis points on the amount of outstanding securities for the first 90 days and 100 basis points thereafter, in the event that the Company did not file an initial shelf registration for the securities within 90 days of the closing date. In the event that the Company filed its initial shelf registration within 90 days but failed to keep it effective for a two year period from the closing date, the Company would pay 50 basis points on the amount of outstanding securities for the first 90 days and 100 basis points thereafter. Fourth, the Notes contain an issuer’s call option (Issuer Call Option) that allowed the Company to redeem some or all of the Notes at any time on or after October 24, 2000 and before August 7, 2003 at a redemption price of $1,000 per $1,000 principal amount of the Notes, plus accrued and unpaid interest, if the closing price of the Company’s stock exceeded 150% of the conversion price, or $126.01, for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of the mailing of the redemption notice. In addition, if the Company redeemed the Notes, it was also required to make a cash payment of $193.55 per $1,000 principal amount of the Notes less the amount of any interest actually paid on the Notes prior to redemption. The Company had the option to redeem the Notes at any time on or after August 7, 2003 at specified prices plus accrued and unpaid interest.

Under SFAS 133, an embedded derivative must be separated from its host contract (i.e., the Notes) and accounted for as a stand-alone derivative if the economic characteristics and risks of the embedded derivative are not considered “clearly and closely related” to those of the host. An embedded derivative would not be considered clearly and closely related to the host if there was a possible future interest rate scenario (even though it may be remote) in which the embedded derivative would at least double the initial rate of return on the host contract and the effective rate would be twice the current market rate as a contract that had similar terms as the host and was issued by a debtor with similar credit quality. Furthermore, per SFAS 133, the embedded derivative would not be considered clearly and closely related to the host contract if the hybrid instrument could be settled in such a way the investor would not recover substantially all of its initial investment.

During the restatement process, the Company determined under SFAS 133 that both the Issuer Call Option and the Liquidated Damages Provision represented an embedded derivative that was not clearly and closely related to the host contract, and therefore needed to be bifurcated from the Notes and valued separately. As it related to the Liquidated Damages Provision and based on a separate valuation that included Black-Scholes valuation methodologies, the Company assessed a valuation of $0.4 million. Based on the need to amortize the $0.4 million over the 7-year life of the Notes, the impact to the Company’s financial results related to the Liquidated Damages Provision was not material.

As it related to the Issuer Call Option and based on a separate valuation that included Black-Scholes valuation methodologies, the Company assessed a valuation of $11.9 million. As a result, at the time the Notes were issued in July 2000, the Company should have created an asset to record the value of the Issuer Call Option for $11.9 million and created a bond premium to the Notes for $11.9 million. In accordance with SFAS 133, the asset value would then be marked to market at the end of each accounting period and the bond premium would be amortized against interest expense at the end of each accounting period. Due to the decrease in the price of the Company’s common stock, the value of the Issuer Call Option became effectively zero and the Company should have written off the asset related to the Issuer Call Option in 2000. Additionally, as part of the bond repurchase activity where the Company repurchased $325.9 million and $109.1 million of face value of the Notes (for a total of $435.0 million) that occurred in 2001 and 2002, the Company should have recognized an additional gain from the retirement of the bond premium associated with the Issuer Call Option of $7.0 million in 2001 and $1.9 million in 2002. The Company determined that the $7.0 million non-cash gain on the early retirement of the premium to be immaterial to 2001 financial results.

In the quarter ended March 31, 2006, the Company paid off the entire principal amount of the outstanding Notes, including all accrued and unpaid interest and related fees, for a total of $65.6 million. In addition, the Company recognized $0.3 million into other income, net representing the remaining unamortized bond premium associated with the Issuer Call Option.

The following tables present the effect of the restatement adjustments by financial statement line item for the consolidated statements of income, balance sheets and statements of cash flows:

CONSOLIDATED BALANCE SHEET
EFFECTS OF THE RESTATEMENT
(in thousands)

	December 31, 2003
		Cumulative Effect
	As Previously	of Prior Year	Current Year
	Reported	Adjustments	Adjustments	As Restated(1)	Notes

ASSETS
Current assets:
Cash and cash equivalents	$30,188	$—	$—	$30,188
Short-term investments	108,452			108,452
Accounts receivable, net of allowance for doubtful accounts	29,799	2,723	(7,587)	24,935	(a),(b)
Other current receivables	3,662			3,662
Inventory, net	16,364		913	17,277	(c)
Other current assets	2,883			3,205
Short-term Deferred cost of goods sold			322		(d)

Total current assets	191,348	2,723	(6,352)	187,719
Property and equipment, net	11,871			12,059
Fixed asset		548	(360)		(e)
Restricted cash	9,212			9,212
Other assets, net	2,809			4,109
Long-term Deferred cost of goods sold			350		(f)
License fee		188	762		(g)

Total assets	$215,240	$3,459	$(5,600)	$213,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,049	$—	$—	$25,286
Israel restructuring		1,177			(h)
Received not invoiced		(1,940)			(i)
Common area maintenance		313	(313)		(j)
Accrued payroll and related expenses	6,537			6,537
Deferred revenues	3,423			1,990
Thomson direct development costs			(205)		(k)
Short-term deferred revenue			(1,228)		(l)
Accrued warranty expenses	5,509			5,229
Warranty reserve		(280)			(m)
Accrued restructuring and executive severance	2,647	1,834		1,586	(n)
Israel restructuring		(1,178)			(h)
Restructuring reclass between short-term and long-term			(1,717)		(o)
Accrued vendor cancellation charges	2,869			2,869
Accrued other liabilities	5,284	(229)		4,706	(n)
Reclass short-term portion of deferred rent			249		(p)
Tax accrual		(631)	33		(q)
Interest payable	1,358	(1)	(1)	1,356
Current portion of capital lease obligations	124	1	1	126

Total current liabilities	53,800	(934)	(3,181)	49,685
Long-term obligations	3,118	(1,514)	(248)	1,356	(n),(p)
Long-term deferred revenue			2,207	2,207	(r)
Accrued restructuring and executive severance	1,853	(90)	1,716	3,479	(n),(o)
Convertible subordinated notes	65,081	949	(221)	65,809	(s)

Total liabilities	123,852	(1,589)	273	122,536
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares
Common stock, $0.001 par value:
Authorized shares	75			75
Additional paid-in capital	1,082,036	(1)	(1)	1,082,034
Accumulated deficit	(987,560)	5,048	(5,870)	(988,382)	(t)
Deferred compensation	(22)	1	(2)	(23)
Treasury stock, at cost	(773)			(773)
Accumulated other comprehensive loss	(2,368)			(2,368)

Total stockholders’ equity	91,388	5,048	(5,873)	90,563

Total liabilities and stockholders’ equity	$215,240	$3,459	$(5,600)	$213,099

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Explanation of Current Adjustments:

(a)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions and to adjust the allowance for doubtful accounts based on the Company’s reassessment of the account.

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions.

(d)	To reflect the cumulative effects of adjustments for the short-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(e)	To adjust for the reversal of a fixed asset write off reserve and to recognize a loss on the disposal of assets.

(f)	To reflect the cumulative effects of adjustments for the long-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(g)	To correct pre-paid amortization on license fee based on a new royalty rate.

(h)	To correct an adjustment originally recorded during the quarter ended December 31, 2004 that wrote-off excess Israel restructuring liabilities. During the restatement, management concluded the adjustment should have occurred during 2002.

(i)	To correct an adjustment originally recorded during each quarter of 2004 to the received not invoiced (RNI) account. During the restatement, management concluded that the adjustment should have occurred in 2002.

(j)	To adjust for an unrecorded liability for common area maintenance in prior period.

(k)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(l)	To reflect the cumulative effects of adjustments for the short-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(m)	To adjust the accrual to reflect an updated extended warranty model.

(n)	To reflect a reclassification adjustment made after the filing of the original financial statements.

(o)	To reflect short-term and long-term portion of restructuring liabilities.

(p)	To reflect the short-term portion of deferred rent.

(q)	To reverse an accrual of income taxes payable recorded in prior periods.

(r)	To reflect the cumulative effects of adjustments for the long-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(s)	To record amortization of bond premium to interest income.

(t)	To reflect cumulative effects of restatement adjustments on accumulated deficit.

CONSOLIDATED BALANCE SHEET
EFFECTS OF THE RESTATEMENT
(in thousands)
(unaudited)

	March 31, 2004
		Cumulative Effect
	As Previously	of Prior Period	Current Quarter
	Reported	Adjustments	Adjustments	As Restated(1)	Notes

ASSETS
Current assets:
Cash and cash equivalents	$76,060	$—	$—	$76,060
Short-term investments	47,151			47,151
Accounts receivable, net of allowance for doubtful accounts	29,041	(4,864)	1,108	25,285	(a),(n)
Inventory, net	19,267	913	(336)	20,307	(b)
Inventory consignment			463		(c)
Other current assets	4,623	322		5,465
Short-term deferred cost of goods sold			520		(d)

Total current assets	176,142	(3,629)	1,755	174,268
Property and equipment, net	10,821	188	(94)	10,915
Intangibles and other assets, net	11,609	1,300		13,198
Long-term deferred cost of goods sold	—		210		(e)
License fee	—		79		(f)

Total Assets	$198,572	$(2,141)	$1,950	$198,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,362	$(763)	$—	$20,791
Received not invoiced			192		(g)
Accrued payroll and related expenses	5,072			5,072
Deferred revenues	4,451	(1,433)		3,449
Inventory consignment			(398)		(c)
Short-term deferred revenue			1,168		(h)
Thomson direct development costs			(339)		(i)
Accrued warranty expenses	4,605	(280)		4,524
Access Network Electronics			199		(j)
Accrued restructuring and executive severance	6,598	(2,895)		2,797	(k)
Restructuring reclass between short-term and long-term			(906)		(l)
Accrued vendor cancellation charges	1,399			1,399
Accrued other liabilities	4,137	(349)		3,799	(k)
Reclass short-term portion of deferred rent			(248)		(m)
Rebate obligation			215		(n)
Tax accrual			44		(o)
Other current obligations	570			570
Interest payable		(2)
Current portion of capital lease obligations		2

Total current liabilities	48,194	(5,720)	(73)	42,401
Long-term obligations	3,472	1,468	1,156	6,096	(k),(l),(m)
Long-term deferred revenue		2,207	1,168	3,375	(p)
Convertible subordinated notes	65,081	728	(55)	65,754	(q)

Total liabilities	116,747	(1,317)	2,196	117,626
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized shares	76			76
Additional paid-in capital	1,082,770	(1)	1	1,082,770
Accumulated deficit	(997,807)	(822)	(248)	(998,877)	(r)
Treasury stock, at cost	(773)	(1)	1	(773)
Accumulated other comprehensive loss	(2,441)			(2,441)

Total stockholders’ equity	81,825	(824)	(246)	80,755

Total liabilities and stockholders’ equity	$198,572	$(2,141)	$1,950	$198,381

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Explanation of Current Quarterly Adjustments:

(a)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions and to adjust the allowance for doubtful accounts based on the Company’s reassessment of the account.

(b)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions.

(c)	To reverse invoicing of consigned inventory sale and related deferral of net revenue and COGS.

(d)	To reflect the cumulative effects of adjustments for the short-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(e)	To reflect the cumulative effects of adjustments for the long-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(f)	To correct pre-paid amortization on license fee based on a new royalty rate.

(g)	To correct an adjustment originally recorded during each quarter of 2004 to the received not invoiced (RNI) account. During the restatement, management concluded that the adjustment should have occurred in 2002.

(h)	To reflect the cumulative effects of adjustments for the short-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(i)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(j)	To reverse 2004 amortization of ANE warranty reserve and to recognize in the quarter ended March 31, 2005.

(k)	The cumulative amount was adjusted from the prior period to reflect the reclassification adjustment made after the filing of the original financial statements.

(l)	To reflect short-term and long-term portion of restructuring liabilities.

(m)	To reflect the short-term portion of deferred rent.

(n)	To reclassify to accrued other liabilities rebate obligations with a single customer previously recorded as contra-accounts receivable during the quarter.

(o)	To reverse an accrual of income taxes payable recorded in prior periods.

(p)	To reflect the cumulative effects of adjustments for the long-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(q)	To record amortization of bond premium to interest income.

(r)	To reflect cumulative effects of restatement adjustments on accumulated deficit.

CONSOLIDATED BALANCE SHEET
EFFECTS OF THE RESTATEMENT
(in thousands)
(unaudited)

	June 30, 2004
		Cumulative Effect
	As Previously	of Prior Period	Current Quarter
	Reported	Adjustments	Adjustments	As Restated(1)	Notes

ASSETS
Current assets:
Cash and cash equivalents	$47,783	$—	$—	$47,783
Short-term investments	68,489			68,489
Accounts receivable, net of allowance for doubtful accounts	27,884	(3,756)	4,641	28,769	(a),(l)
Inventory, net	21,403	1,040	(177)	21,803	(b)
Inventory consignment			(463)		(c)
Other current assets	4,321	842		5,432
Short-term deferred cost of goods sold			269	—	(d)

Total current assets	169,880	(1,874)	4,270	172,276
Property and equipment, net	10,045	94		10,139
Other assets, net	11,432	1,589		13,271
Long-term deferred cost of goods sold			447		(e)
License fee			(197)		(f)

Total Assets	$191,357	$(191)	$4,520	$195,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,480	$(571)	$—	$16,102
Received not invoiced			193		(g)
Accrued payroll and related expenses	4,919			4,919
Deferred revenues	5,091	(1,002)		3,813
Inventory consignment			(463)		(c)
Short-term deferred revenue			567		(h)
Thomson direct development costs			(380)		(i)
Accrued warranty expenses	4,191	(81)		4,311
Access Network Electronics			201		(j)
Accrued restructuring and executive severance	9,070	(3,801)		5,343
Restructuring reclass between short-term and long-term			74		(k)
Accrued vendor cancellation charges	713			713
Accrued other liabilities	4,382	(338)		4,413
Rebate obligation			520		(l)
Tax accrual			(151)		(m)
Other current obligations	1,362			1,362

Total current liabilities	46,208	(5,793)	561	40,976
Long-term obligations	3,156	2,624	(73)	5,707	(k)
Long-term deferred revenue		3,375	2,901	6,276	(n)
Convertible subordinated notes	65,081	673	(56)	65,698	(o)

Total liabilities	114,445	879	3,333	118,657
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares
Common stock, $0.001 par value:
Authorized shares	76			76
Additional paid-in capital	1,082,811		(2)	1,082,809
Accumulated deficit	(1,002,668)	(1,070)	1,189	(1,002,549)	(p)
Treasury stock, at cost	(773)			(773)
Accumulated other comprehensive loss	(2,534)			(2,534)

Total stockholders’ equity	76,912	(1,070)	1,187	77,029

Total liabilities and stockholders’ equity	$191,357	$(191)	$4,520	$195,686

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Explanation of Current Quarterly Adjustments:

(a)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions and to adjust the allowance for doubtful accounts based on the Company’s reassessment of the account.

(b)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions.

(c)	To reverse invoicing of consigned inventory sale and related deferral of net revenue and COGS.

(d)	To reflect the cumulative effects of adjustments for the short-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(e)	To reflect the cumulative effects of adjustments for the long-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(f)	To correct pre-paid amortization on license fee based on a new royalty rate.

(g)	To correct an adjustment originally recorded during each quarter of 2004 to the received not invoiced (RNI) account. During the restatement, management concluded that the adjustment should have occurred in 2002.

(h)	To reflect the cumulative effects of adjustments for the short-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(i)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(j)	To reverse 2004 amortization of ANE warranty reserve and to recognize in the quarter ended March 31, 2005.

(k)	To reflect short-term and long-term portion of restructuring liabilities.

(l)	To reclassify to accrued other liabilities rebate obligations with a single customer previously recorded as contra-accounts receivable during the quarter.

(m)	To reverse an accrual of income taxes payable recorded in prior periods.

(n)	To reflect the cumulative effects of adjustments for the long-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(o)	To record amortization of bond premium to interest income.

(p)	To reflect cumulative effects of restatement adjustments on accumulated deficit.

CONSOLIDATED BALANCE SHEET
EFFECTS OF THE RESTATEMENT
(in thousands)
(unaudited)

	September 30, 2004
		Cumulative Effect
	As Previously	of Prior Period	Current Quarter
	Reported	Adjustments	Adjustments	As Restated(1)	Notes

ASSETS
Current assets:
Cash and cash equivalents	$64,150	$—	$—	$64,150
Short-term investments	47,757		1	47,758
Accounts receivable, net of allowance for doubtful accounts	20,475	885	(2,054)	19,306	(a),(k)
Inventory, net	15,529	400	(278)	15,651	(b)
Other current assets	3,586	1,111		4,599
Short-term deferred cost of goods sold			(98)		(c)

Total current assets	151,497	2,396	(2,429)	151,464
Property and equipment, net	9,134	94		9,228
Other assets, net	10,865	1,839		12,866
Long-term deferred cost of goods sold			385		(d)
License fee			(223)		(e)

Total Assets	$171,496	$4,329	$(2,267)	$173,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,128	$(378)	$—	$10,942
Received not invoiced			192		(f)
Accrued payroll and related expenses	4,368			4,368
Deferred revenues	4,345	(1,278)		3,541
Short-term deferred revenue			867		(g)
Thomson direct development costs			(393)		(h)
Accrued warranty expenses	4,043	120		4,363
Access Network Electronics			200		(i)
Accrued restructuring and executive severance	7,914	(3,727)		4,604
Restructuring reclass between short-term and long-term			417		(j)
Accrued vendor cancellation charges	2,133			2,133
Accrued other liabilities	4,459	31		3,813
Rebate obligation			(736)		(k)
Tax accrual			59		(l)
Interest payable and current portion of capital lease obligations	542			542

Total current liabilities	38,932	(5,232)	606	34,306
Long-term obligations	3,417	2,551	(418)	5,550	(j)
Long-term deferred revenue		6,276	2,643	8,919	(m)
Convertible subordinated notes	65,081	617	(55)	65,643	(n)

Total liabilities	107,430	4,212	2,776	114,418
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares
Common stock, $0.001 par value:
Authorized shares	76			76
Additional paid-in capital	1,083,420	(2)	2	1,083,420
Accumulated deficit	(1,016,188)	119	(5,044)	(1,021,113)	(o)
Treasury stock, at cost	(773)			(773)
Accumulated other comprehensive loss	(2,469)		(1)	(2,470)

Total stockholders’ equity	64,066	117	(5,043)	59,140

Total liabilities and stockholders’ equity	$171,496	$4,329	$(2,267)	$173,558

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Explanation of Current Quarterly Adjustments:

(a)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions and to adjust the allowance for doubtful accounts based on the Company’s reassessment of the account.

(b)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions.

(c)	To reflect the cumulative effects of adjustments for the short-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(d)	To reflect the cumulative effects of adjustments for the long-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(e)	To correct pre-paid amortization on license fee based on a new royalty rate.

(f)	To correct an adjustment originally recorded during each quarter of 2004 to the received not invoiced (RNI) account. During the restatement, management concluded that the adjustment should have occurred in 2002.

(g)	To reflect the cumulative effects of adjustments for the short-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(h)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(i)	To reverse 2004 amortization of ANE warranty reserve and to recognize in the quarter ended March 31, 2005.

(j)	To reflect short-term and long-term portion of restructuring liabilities.

(k)	To reverse the reclassification to accrued other liabilities of rebate obligations with a single customer previously recorded as contra-receivables originally recorded in the quarter ended September 30, 2004. The correcting reclassification was performed for the quarter ended March 31, 2004 and June 30, 2004 as part of the restatement.

(l)	To reverse an accrual of income taxes payable recorded in prior periods.

(m)	To reflect the cumulative effects of adjustments for the long-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(n)	To record amortization of bond premium to interest income.

(o)	To reflect cumulative effects of restatement adjustments on accumulated deficit.

CONSOLIDATED BALANCE SHEET
EFFECTS OF THE RESTATEMENT
(in thousands)

	December 31, 2004
		Cumulative
	As	Effect of	Current
	Previously	Prior Period	Quarter	As
	Reported	Adjustments	Adjustments	Restated(1)	Notes

ASSETS
Current assets:
Cash and cash equivalents	$43,218	$—	$—	$43,218
Short-term investments	54,517	1	(1)	54,517
Accounts receivable, net of allowance for doubtful accounts	19,660	(1,169)	68	18,559	(a)
Other current receivables	1,044			1,044
Inventory, net	17,144	122	(49)	17,666	(b)
E&O vendor cancellation			449		(c)
Other current assets	2,042	1,013		3,516
Short-term deferred cost of goods sold			461		(d)

Total current assets	137,625	(33)	928	138,520
Property and equipment, net	5,760	94		5,854
Restricted cash	8,827			1,241
Non-current deposits reclass			(7,586)		(e)
Other assets, net	1,522	2,001		11,366
Long-term deferred cost of goods sold			415		(f)
License fee			(159)		(g)
Non-current deposits reclass			7,587		(e)

Total Assets	$153,734	$2,062	$1,185	$156,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,845	$(186)	$—	$7,846
Received not invoiced			187		(h)
Accrued payroll and related expenses	4,181			4,493
Tax accrual reclass			(245)		(e)
Bonus accrual			557		(i)
Deferred revenues	2,579	(804)		4,965
Short-term deferred revenue			3,395		(j)
Thomson direct development costs			(205)		(k)
Accrued warranty expenses	3,870	320		4,670
Access Network Electronics			200		(l)
Warranty reserve			280		(m)
Accrued restructuring and executive severance	3,902	(3,310)		3,744
Israel restructuring			1,177		(n)
Restructuring reclass between short-term and long-term			1,975		(o)
Accrued vendor cancellation charges	521			521
Accrued other liabilities	4,317	(646)		3,873
Legal accrual			(448)		(p)
Property tax			(240)		(q)
Tax accrual			645		(r)
Tax accrual reclass			245		(e)
Interest payable and current portion of capital lease obligations	1,356			1,356

Total current liabilities	28,571	(4,626)	7,523	31,468
Long-term obligations	2,077		(1)	2,076
Long-term deferred revenue		8,919	2,165	11,084	(s)
Accrued restructuring and executive severance	1,664	2,133	(1,975)	1,822	(o)
Convertible subordinated notes	65,081	562	(55)	65,588	(t)

Total liabilities	97,393	6,988	7,657	112,038
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares
Common stock, $0.001 par value:
Authorized shares	76			76
Additional paid-in capital	1,083,711		(2)	1,083,709
Accumulated deficit	(1,024,091)	(4,925)	(6,471)	(1,035,487)	(u)
Treasury stock, at cost	(773)			(773)
Accumulated other comprehensive loss	(2,582)	(1)	1	(2,582)

Total stockholders’ equity	56,341	(4,926)	(6,472)	44,943

Total liabilities and stockholders’ equity	$153,734	$2,062	$1,185	$156,981

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Explanation of Current Quarterly Adjustments:

(a)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions and to adjust the allowance for doubtful accounts based on the Company’s reassessment of the account.

(b)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions.

(c)	To reverse E&O reserves related to CMTS product based on revised demand forecast.

(d)	To reflect the cumulative effects of adjustments for the short-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(e)	To reflect other adjustments and reclassifications.

(f)	To reflect the cumulative effects of adjustments for the long-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(g)	To correct pre-paid amortization on license fee based on a new royalty rate.

(h)	To correct an adjustment originally recorded during each quarter of 2004 to the received not invoiced (RNI) account. During the restatement, management concluded that the adjustment should have occurred in 2002.

(i)	To accrue for retention and other miscellaneous bonuses earned by employees in 2004.

(j)	To reflect the cumulative effects of adjustments for the short-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(k)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(l)	To reverse 2004 amortization of ANE warranty reserve and to recognize in the quarter ended March 31, 2005.

(m)	To adjust the accrual to reflect an updated extended warranty model.

(n)	To correct an adjustment originally recorded during the quarter ended December 31, 2004 that wrote-off excess Israel restructuring liabilities. During the restatement, management concluded the adjustment should have occurred during 2002.

(o)	To reflect short-term and long-term portion of restructuring liabilities.

(p)	To correct legal accrual adjustment recorded as of December 31, 2004 and to reflect a liability at March 31, 2005.

(q)	To reverse an accrual of property taxes related to the Santa Clara facility.

(r)	To reverse an accrual of income taxes payable recorded in prior periods.

(s)	To reflect the cumulative effects of adjustments for the long-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(t)	To record amortization of bond premium to interest income.

(u)	To reflect cumulative effects of restatement adjustments on accumulated deficit.

CONSOLIDATED BALANCE SHEET
EFFECTS OF THE RESTATEMENT
(in thousands)
(unaudited)

	March 31, 2005
		Cumulative Effect
	As Previously	of Prior Period	Current Quarter
	Reported	Adjustments	Adjustments	As Restated(1)	Notes

ASSETS
Current assets:
Cash and cash equivalents	$30,637	$—	$—	$30,637
Short-term investments	69,180			69,180
Accounts receivable, net of allowance for doubtful accounts	19,736	(1,101)	(782)	17,853	(a)
Other current receivables	1,242			1,242
Inventory, net	18,611	522	437	19,342	(b)
E&O vendor cancellation			(228)		(c)
Other current assets	1,634	1,474		5,126
Short-term deferred cost of goods sold			2,018		(d)

Total current assets	141,040	895	1,445	143,380
Property and equipment, net	4,840	94	1	4,935
Restricted cash	8,817	(7,586)		1,241
Restricted cash - long-term reclass			10		(e)
Other assets, net	710	9,844		9,638
Long-term deferred cost of goods sold			(777)		(f)
License fee			(129)		(g)
Restricted cash - long-term reclass			(10)		(e)

Total Assets	$155,407	$3,247	$540	$159,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,278	$1	$(1)	$8,278
Accrued payroll and related expenses	3,601	557		3,601	(h)
Bonus accrual			(557)		(i)
Deferred revenues	9,072	2,386		25,283
Thomson direct development costs			(154)		(j)
Short-term deferred revenue			13,979		(k)
Accrued warranty expenses	3,141	800		3,140
Access Network Electronics			(801)		(l)
Accrued restructuring and executive severance	3,092	(158)		3,093	(m)
Restructuring reclass between short-term and long-term			159
Accrued vendor cancellation charges	373			373
Accrued other liabilities	4,031	(689)		3,791	(h)
Legal accrual			449		(n)
Interest payable and current portion of capital lease obligations	542			542

Total current liabilities	32,130	2,897	13,074	48,101
Long-term obligations	1,725	(1)		1,724
Long-term deferred revenue		11,084	(5,693)	5,391	(o)
Accrued restructuring and executive severance	1,772	158	(158)	1,772	(m)
Convertible subordinated notes	65,081	507	(56)	65,532	(p)

Total liabilities	100,708	14,645	7,167	122,520
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares
Common stock, $0.001 par value:
Authorized shares	77			77
Additional paid-in capital	1,085,008	(2)	2	1,085,008
Accumulated deficit	(1,026,695)	(11,396)	(6,629)	(1,044,720)	(q)
Treasury stock, at cost	(773)			(773)
Accumulated other comprehensive loss	(2,918)			(2,918)

Total stockholders’ equity	54,699	(11,398)	(6,627)	36,674

Total liabilities and stockholders’ equity	$155,407	$3,247	$540	$159,194

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Explanation of Current Quarterly Adjustments:

(a)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions and to adjust the allowance for doubtful accounts based on the Company’s reassessment of the account.

(b)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions.

(c)	To reverse E&O reserves related to CMTS product based on revised demand forecast.

(d)	To reflect the cumulative effects of adjustments for the short-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(e)	To reflect other adjustments and reclassifications.

(f)	To reflect the cumulative effects of adjustments for the long-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(g)	To correct pre-paid amortization on license fee based on a new royalty rate.

(h)	The cumulative amount was adjusted from the prior period to reflect the reclassification adjustment made after the filing of the original financial statements.

(i)	To accrue for retention and other miscellaneous bonuses earned by employees in 2004.

(j)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(k)	To reflect the cumulative effects of adjustments for the short-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(l)	To reverse 2004 amortization of ANE warranty reserve and to recognize in the quarter ended March 31, 2005.

(m)	To reflect short-term and long-term portion of restructuring liabilities.

(n)	To correct legal accrual adjustment recorded as of December 31, 2004 and to reflect the liability at March 31, 2005.

(o)	To reflect the cumulative effects of adjustments for the long-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(p)	To record amortization of bond premium to interest income.

(q)	To reflect cumulative effects of restatement adjustments on accumulated deficit.

CONSOLIDATED BALANCE SHEET
EFFECTS OF THE RESTATEMENT
(in thousands)
(unaudited)

	June 30, 2005
		Cumulative Effect
	As Previously	of Prior Period	Current Quarter
	Reported	Adjustments	Adjustments	As Restated(1)	Notes

ASSETS
Current assets:
Cash and cash equivalents	$38,605	$—	$—	$38,605
Short-term investments	66,383			66,383
Accounts receivable, net of allowance for doubtful accounts	19,957	(1,883)	(1,620)	16,454	(a)
Other current receivables	1,758			1,758
Inventory, net	12,759	731	672	13,942	(b)
E&O vendor cancellation	—		(220)	—	(c)
Other current assets	2,100	3,492		8,546
Short-term deferred cost of goods sold	—		2,954		(d)

Total current assets	141,562	2,340	1,786	145,688
Property and equipment, net	4,538	95	(1)	4,632
Restricted cash	8,763	(7,576)		1,241
Restricted cash - long-term reclass			54		(e)
Other assets, net	633	8,928		11,949
Long-term deferred cost of goods sold			2,545		(f)
License fee			(103)		(g)
Restricted cash - long-term reclass			(54)		(e)

Total assets	$155,496	$3,787	$4,227	$163,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,572	$—	$—	$4,572
Accrued payroll and related expenses	3,147			3,147
Deferred revenues	14,005	16,211		34,431
Thomson direct development costs			(173)		(h)
Short-term deferred revenue			4,388		(i)
Accrued warranty expenses	2,722	(1)	1	2,722
Accrued restructuring and executive severance	1,991	1	(1)	1,991
Accrued vendor cancellation charges	374			374
Accrued other liabilities	3,609	(240)		3,369
Interest payable and current portion of capital lease obligations	1,356			1,356

Total current liabilities	31,776	15,971	4,215	51,962
Long-term obligations
Long-term deferred revenue		5,390	6,049	11,439	(j)
Accrued restructuring and executive severance	3,441			3,441
Convertible subordinated notes	65,081	451	(55)	65,477	(k)

Total liabilities	100,298	21,812	10,209	132,319
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares
Common stock, $0.001 par value:
Authorized shares	77			77
Additional paid-in capital	1,085,820		(2)	1,085,818
Accumulated deficit	(1,027,203)	(18,025)	(5,980)	(1,051,208)	(l)
Treasury stock, at cost	(773)			(773)
Accumulated other comprehensive loss	(2,723)			(2,723)

Total stockholders’ equity	55,198	(18,025)	(5,982)	31,191

Total liabilities and stockholders’ equity	$155,496	$3,787	$4,227	$163,510

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Explanation of Current Quarterly Adjustments:

(a)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination and to adjust the allowance for doubtful accounts based on the Company’s reassessment of the account.

(b)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination.

(c)	To reverse E&O reserves related to CMTS product based on revised demand forecast.

(d)	To reflect the cumulative effects of adjustments for the short-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination.

(e)	To reflect other adjustments and reclassifications.

(f)	To reflect the cumulative effects of adjustments for the long-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination.

(g)	To correct pre-paid amortization on license fee based on a new royalty rate.

(h)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(i)	To reflect the cumulative effects of adjustments for the short-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination.

(j)	To reflect the cumulative effects of adjustments for the long-term portion of deferred revenue to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination.

(k)	To record amortization of bond premium to interest income.

(l)	To reflect cumulative effects of restatement adjustments on accumulated deficit.

CONSOLIDATED STATEMENT OF OPERATIONS
EFFECTS OF THE RESTATEMENT
(in thousands, except per share data)

	Year Ended December 31,
	2004			2003
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated(1)	Reported	Adjustments	Restated(1)

Revenues	$150,538	$(14,054)	$136,484	$133,485	$(3,298)	$130,187
Cost of goods sold	106,920	(5,033)	101,887	101,034	2,801	103,835

Gross profit	43,618	(9,021)	34,597	32,451	(6,099)	26,352
Operating expenses:
Research and development	33,959	(760)	33,199	42,839	(205)	42,634
Sales and marketing	24,145	—	24,145	26,781	—	26,781
General and administrative	11,216	823	12,039	12,127	(193)	11,934
Restructuring charges, executive severance and asset write-offs	11,159	1,177	12,336	2,803	—	2,803

Total operating expenses	80,479	1,240	81,719	84,550	(398)	84,152

Loss from operations	(36,861)	(10,261)	(47,122)	(52,099)	(5,701)	(57,800)
Interest expense, net	(1,312)	222	(1,090)	(362)	221	(141)
Other income, net	1,566	(535)	1,031	2,424	(392)	2,032

Loss before tax benefit (expense)	(36,607)	(10,574)	(47,181)	(50,037)	(5,872)	(55,909)
Income tax benefit (expense)	76	—	76	(316)	—	(316)

Net loss	$(36,531)	$(10,574)	$(47,105)	$(50,353)	$(5,872)	$(56,225)

Basic and diluted net loss per share	$(0.48)		$(0.62)	$(0.68)		$(0.76)

Shares used in computing basic and diluted net loss per share	75,861		75,751	74,212		74,074

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
EFFECTS OF THE RESTATEMENT
(in thousands)

	Year Ended December 31,
	2004	2003	Notes
	(as restated)(1)	(as restated)(1)

Net loss, as previously reported	$(36,531)	$(50,353)
Adjustments to net loss (increase) decrease:
Revenues
DVS	(12,858)	(3,226)	(a),(b)
HAS	(291)	659	(b)
CMTS	(905)	(741)	(b),(c)
Other	—	10	(d)
Cost of goods sold
Revenue analysis (cost of goods sold)	6,166	(3,564)	(e)
Access Network Electronics	(800)	—	(f)
Warranty reserve	(281)	—	(g)
License fee	(500)	763	(h)
E&O vendor cancellation	448	—	(i)
Research and development
Bonus accrual	(556)	—	(j)
Thomson (cost of goods sold)	273	34	(k)
Thomson direct development costs	1,043	171	(l)
General and administrative
Legal accrual	448	—	(m)
Bad debt expense	(590)	(120)	(n)
Common area maintenance	—	313	(o)
Property tax	156	—	(p)
Tax accrual	(73)	—	(q)
Received not invoiced	(764)	—	(r)
Restructuring charges, executive severance and asset write-offs
Israel restructuring reserve	(1,177)	—	(s)
Interest income (expense), net
Convertible subordinated notes	222	221	(t)
Other income (expense), net
Tax accrual	(441)	(33)	(q)
Fixed asset	(94)	(359)	(u)

Net loss, as restated	$(47,105)	$(56,225)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Explanation of Adjustments:

(a)	To reflect adjustments to revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1.

(b)	To reflect adjustments for timing difference identified between deferred revenue and revenue for product sales when the fee was not fixed or determinable or when collectibility was not reasonably assured and to reflect other adjustments to the account.

(c)	To reflect a $1.6 million reduction in revenue that was identified during the Company’s reassessment of the allowance for doubtful accounts and bad debt expense account in the quarter ended September 30, 2004.

(d)	To reflect other adjustments and reclassifications.

(e)	To reflect adjustments to cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable or when collectibility was not reasonably assured.

(f)	To reverse 2004 amortization of ANE warranty reserve and to recognize in the quarter ended March 31, 2005.

(g)	To adjust the accrual to reflect an updated extended warranty model.

(h)	To correct pre-paid amortization on license fee based on a new royalty rate.

(i)	To reverse E&O reserves related to CMTS product based on revised demand forecast.

(j)	To accrue for retention and other miscellaneous bonuses earned by employees in 2004.

(k)	To defer cost of goods sold costs based on SOP 81-1 until recognition of revenue at completion of contract . The costs were previously recognized in the period incurred.

(l)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(m)	To correct legal accrual adjustment recorded as of December 31, 2004 and to properly reflect liability at March 31, 2005.

(n)	To reflect adjustments to the allowance for doubtful accounts and bad debt expense based on the Company’s reassessment of the accounts.

(o)	To adjust for an unrecorded liability for common area maintenance to reflect expense in the prior period.

(p)	To reverse an accrual of property taxes related to the Santa Clara facility.

(q)	To reverse an accrual of income taxes payable recorded in prior periods.

(r)	To correct an adjustment originally recorded during each quarter of 2004 to the received not invoiced (RNI) account. During the restatement, management concluded that the adjustment should have occurred in 2002.

(s)	To correct an adjustment originally recorded during the quarter ended December 31, 2004 that wrote-off excess Israel restructuring liabilities. During the restatement, management concluded the adjustment should have occurred during 2002.

(t)	To record amortization of bond premium to interest income.

(u)	To adjust for the reversal of a fixed asset write off reserve and to recognize a loss on the disposal of assets.

For explanatory purposes and to assist in analysis of our consolidated financial statements, we have summarized the adjustments that were affected by the restatement below:

CONSOLIDATED STATEMENT OF OPERATIONS
EFFECTS OF THE RESTATEMENT
(in thousands)
(as restated)(1)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	Notes
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss, as previously reported	$(10,247)	$(4,861)	$(13,520)	$(7,903)
Adjustments to net loss (increase) decrease:
Revenues
DVS	(1,453)	(751)	(5,634)	(5,020)	(a),(b)
HAS	309	(744)	104	40	(b)
CMTS	44	69	(1,112)	94	(b),(c)
Cost of goods sold
Revenue analysis (cost of goods sold)-2004	1,405	3,016	962	783	(e)
Access Network Electronics	(200)	(200)	(200)	(200)	(f)
Warranty reserve	—	—	—	(281)	(g)
License fee	79	(197)	(223)	(159)	(h)
E&O vendor cancellation	—	—	—	448	(i)
Research and Development
Bonus accrual	—	—	—	(556)	(j)
Thomson (other)	51	46	139	37	(k)
Thomson direct development costs	288	334	254	167	(l)
General and administrative
Legal accrual	—	—	—	448	(m)
Bad debt expense	(496)	(396)	861	(559)	(n)
Property tax	—	—	—	156	(o)
Tax accrual	—	—	(60)	(13)	(p)
Received not invoiced	(192)	(192)	(193)	(187)	(q)
Restructuring charges, executive severance and asset write-offs
Israel restructuring reserve	—	—	—	(1,177)	(r)
Interest income (expense), net Convertible subordinated notes	55	55	56	56	(s)
Other income (expense), net
Tax accrual	(44)	151	—	(548)	(p)
Fixed asset	(94)	—	—	—	(t)

Net loss, as restated	$(10,495)	$(3,670)	$(18,566)	$(14,374)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Explanation of Current Quarterly Adjustments:

(a)	To reflect adjustments to revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1.

(b)	To reflect adjustments for timing difference identified between deferred revenue and revenue for product sales when the fee was not fixed or determinable or when collectibility was not reasonably assured and to reflect other adjustments to the account.

(c)	To reflect a $1.6 million reduction in revenue that was identified during the Company’s reassessment of the allowance for doubtful accounts and bad debt expense account in the quarter ended September 30, 2004.

(d)	To reflect adjustments to cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable or when collectibility was not reasonably assured.

(e)	To reflect adjustments to cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable or when collectibility was not reasonably assured.

(f)	To reverse 2004 amortization of ANE warranty reserve and to recognize in the quarter ended March 31, 2005.

(g)	To adjust the accrual to reflect an updated extended warranty model.

(h)	To correct pre-paid amortization on license fee based on a new royalty rate.

(i)	To reverse E&O reserves related to CMTS product based on revised demand forecast.

(j)	To accrue for retention and other miscellaneous bonuses earned by employees in 2004.

(k)	To defer cost of goods sold costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(l)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(m)	To correct legal accrual adjustment recorded as of December 31, 2004 and to reflect the liability for the quarter ended March 31, 2005.

(n)	To reflect adjustments to the allowance for doubtful accounts and bad debt expense based on the Company’s reassessment of the accounts.

(o)	To reverse an accrual of property taxes related to the Santa Clara facility.

(p)	To reverse an accrual of income taxes payable recorded in prior periods.

(q)	To correct an adjustment originally recorded during each quarter of 2004 to the received not invoiced (RNI) account. During the restatement, management concluded that the adjustment should have occurred in 2002.

(r)	To correct an adjustment originally recorded during the quarter ended December 31, 2004 that wrote-off excess Israel restructuring liabilities. During the restatement, management concluded the adjustment should have occurred during 2002.

(s)	To record amortization of bond premium to interest income.

(t)	To adjust for the reversal of a fixed asset write off reserve and to recognize a loss on the disposal of assets.

CONSOLIDATED STATEMENT OF OPERATIONS
EFFECTS OF THE RESTATEMENT
(in thousands)
(unaudited)

	Three Months Ended
	March 31,	June 30,
	2005	2005	Notes
	(as restated)(1)	(as restated)(1)

Net loss, as previously reported	$(2,604)	$(508)
Adjustments to net loss (increase) decrease:
Revenues
DVS	(8,513)	(10,563)	(a)
HAS	36	(58)	(b)
CMTS	(73)	13	(b)
Cost of goods sold
Revenue analysis (cost of goods sold)	1,337	5,446	(c)
Access Network Electronics	800	—	(d)
License fee	(129)	(103)	(e)
E&O vendor cancellation	(228)	(220)	(f)
Research and development
Bonus accrual	556	—	(g)
Thomson (other)	20	23	(h)
Thomson direct development costs	134	150	(i)
Sales and marketing
General and administrative
Legal accrual	(448)	—	(k)
Bad debt expense	(176)	(723)	(l)
Restructuring charges, executive severance and asset write-offs
Interest income (expense), net Convertible subordinated notes	55	56	(m)

Net loss, as restated	$(9,233)	$(6,487)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Explanation of Current Quarterly Adjustments:

(a)	To reflect adjustments to revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1.

(b)	To reflect adjustments for timing difference identified between deferred revenue and revenue for product sales when the fee was not fixed or determinable or when collectibility was not reasonably assured and to reflect other adjustments to the account.

(c)	To reflect adjustments to cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable or when collectibility was not reasonably assured.

(d)	To reverse 2004 amortization of ANE warranty reserve and to recognize in the quarter ended March 31, 2005.

(e)	To correct pre-paid amortization on license fee based on a new royalty rate.

(f)	To reverse E&O reserves related to CMTS product based on revised demand forecast available in March 2005.

(g)	To reverse expenses for retention and other miscellaneous bonuses earned by employees in 2004.

(h)	To defer cost of goods sold costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(i)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(j)	To reflect other adjustments and reclassifications.

(k)	To correct legal accrual adjustment recorded as of December 31, 2004 and to reflect the liability for the quarter ended March 31, 2005.

(l)	To reflect adjustments to the allowance for doubtful accounts and bad debt expense based on the Company’s reassessment of the accounts.

(m)	To record amortization of bond premium to interest income.

CONSOLIDATED STATEMENT OF CASH FLOWS
EFFECTS OF THE RESTATEMENT
TERAYON COMMUNICATION SYSTEMS, INC.
(in thousands)

	Year Ended December 31,
	2004			2003
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated(1)	Reported	Adjustments	Restated(1)
Operating activities:
Net loss	$(36,531)	$(10,574)	$(47,105)	$(50,353)	$(5,872)	$(56,225)
Adjustments to reconcile net loss to net cash (provided by) used in operating activities:
Depreciation and amortization	6,416	(556)	5,860	9,369	(147)	9,222
Amortization of deferred compensation	17	—	17	53	—	53
Amortization of subordinated convertible note premium	—	(221)	(221)	—	(221)	(221)
Accretion of discounts on short-term investments	—	(107)	(107)	—	(440)	(440)
Realized gains on sales of short-term investments	—	(2)	(2)	—	(127)	(127)
Inventory provision	11,980	(430)	11,550	4,086	(61)	4,025
Provision for doubtful accounts	—	590	590	—	120	120
Restructuring provision	—	6,513	6,513	—	2,184	2,184
Write-off of fixed assets	2,393	652	3,045	497	322	819
Warranty provision	—	3,075	3,075	—	2,353	2,353
Vendor cancellation provision	—	387	387	—	1,362	1,362
Compensation expense for issuance of common stock	—	—	—	70	—	70
Value of common and preferred stock warrants issued	—	—	—	45	—	45
Net changes in operating assets and liabilities:		—			—
Accounts receivable, net	10,139	(1,735)	8,404	(12,602)	6,402	(6,200)
Inventory	(12,760)	821	(11,939)	(12,193)	(852)	(13,045)
Other assets	5,131	(4,728)	403	7,281	(370)	6,911
Accounts payable	(18,204)	764	(17,440)	2,129	—	2,129
Accrued payroll and related expenses	(2,356)	372	(1,984)	310	—	310
Deferred revenues	(844)	12,696	11,852	2,926	774	3,700
Accrued warranty expenses	(1,639)	(1,995)	(3,634)	(3,098)	(2,353)	(5,451)
Accrued restructuring charges	1,066	(5,421)	(4,355)	(2,254)	(2,004)	(4,258)
Accrued vendor cancellation charges	(2,348)	(387)	(2,735)	(12,335)	887	(11,448)
Accrued other liabilities	(2,008)	178	(1,830)	(2,331)	(1,073)	(3,404)
Interest payable	(2)	2	—	3	(3)	—

Net cash provided by (used in) operating activities	(39,550)	(106)	(39,656)	(68,397)	881	(67,516)

Investing activities:
Purchases of short-term investments	(54,517)	(35,440)	(89,957)	(243,652)	(9,381)	(253,033)
Proceeds from sales and maturities of short-term investments	107,931	35,549	143,480	224,154	9,947	234,101
Purchases of property and equipment	(2,698)	(2)	(2,700)	(3,831)	185	(3,646)

Net cash provided by (used in) investing activities	50,716	107	50,823	(23,329)	751	(22,578)

Financing activities:
Principal payments on capital leases	(124)	(2)	(126)	(66)	(1,631)	(1,697)
Proceeds from issuance of common stock	1,681	1	1,682	3,729	(1)	3,728

Net cash provided by financing activities	1,557	(1)	1,556	3,663	(1,632)	2,031
Effect of foreign currency exchange rate changes	307	—	307	1,172	—	1,172

Net (decrease) increase in cash and cash equivalents	13,030	—	13,030	(86,891)	—	(86,891)
Cash and cash equivalents at beginning of year	30,188	—	30,188	117,079	—	117,079

Cash and cash equivalents at end of year	$43,218	$—	$43,218	$30,188	$—	$30,188

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$138	$37	$175	$194	—	194

Cash paid for interest	$3,268	$—	$3,268	$3,262	—	3,262

Supplemental non-cash investing and financing activities:
Deferred compensation relating to common stock issued to non-employees	$17	$—	$17	$53	$—	$53

(1)	See Note 3, “Restatement of Consolidated Financial Statements” to Consolidated Financial Statements.

Adjustments for Years Ended December 31, 2000, 2001 and 2002.

In view of the above adjustments, the Company determined that certain adjustments were also necessary to previously reported financial statements for the years ended December 31, 2000, 2001 and 2002. After further review of these adjustments, it was determined that the financial statements for the years ended December 31, 2000 and 2002, and the four quarters of 2000 and the four quarters of 2002 could no longer be relied upon. While no determination was made that the financial statements for the year ended December 31, 2001 cannot be relied upon, adjustments are being made to 2001 that are reflected in the financial statements included elsewhere in this Form 10-K. The following is a discussion of the adjustments for the years ended December 31, 2000, 2001 and 2002.

Year Ended December 31, 2000.  The Company made adjustments to the financial statements for the year ended December 31, 2000 which resulted in an increase in accumulated net loss of $6.0 million. This included $11.2 million of costs related to an embedded derivative (Issuer Call Option) with respect to the Company’s Notes, offset by a $5.2 million adjustment related to the Company’s analysis of the allowance for doubtful accounts. In prior periods, the Company accrued a fixed percentage of revenue to bad debt expense that contributed to an over-accrual of the allowance for doubtful accounts. In 2004, the Company adopted a specific reserve methodology for determining required bad debt allowances. The allowance for doubtful accounts was adjusted $5.2 million to reflect the retroactive implementation of this methodology.

Related to the embedded derivative, in July 2000 the Company issued $500 million of Notes due in August 2007. The Notes contained an Issuer Call Option, and during the restatement process the Company determined that the Issuer Call Option needed to be bifurcated from the Notes and valued separately in accordance with SFAS No. 133. Based on a separate valuation that included Black-Scholes valuation methodologies, the Company assigned a valuation of $11.9 million to the Issuer Call Option and a corresponding premium on the Notes. In accordance with SFAS 133, the asset value related to the Issuer Call Option would then be marked to market at the end of each accounting period and the premium related to the Notes would be amortized against interest expense at the end of each accounting period. Due to the decline in the price of the Company’s common stock, $11.2 million of the Issuer Call Option was required to be written off.

During the restatement process, the Company determined under SFAS 133 that the Liquidated Damages Provision represented an embedded derivative that was not clearly and closely related to the host contract, and therefore needed to be bifurcated from the Notes and valued separately. As it related to the Liquidated Damages Provision and based on a separate valuation that included Black-Scholes valuation methodologies, the Company assessed a valuation of $0.4 million. Based on the need to amortize the $0.4 million over the 7-year life of the Notes, the impact to the Company’s financial results related to the Liquidated Damages Provision was not material.

Year Ended December 31, 2001.  The Company made adjustments to the financial statements for the year ended December 31, 2001 which resulted in a decrease in accumulated net loss of $6.7 million. The largest adjustment of $7.9 million gain related to the redemption of a portion of the Issuer Call Option and the remaining $1.9 million and $0.6 million related to the Company’s analysis of the allowance for doubtful accounts and an adjustment for a previously recorded tax accrual. During 2001, the Company repurchased $325.9 million of face value of Notes, requiring $7.0 million of the bond premium to be redeemed. An additional $1.0 million was recorded to reflect the amortization of the bond premium. As part of the Company’s review of the allowance for doubtful accounts, it determined that an adjustment to increase bad debt expense and the corresponding allowance for doubtful accounts of $1.9 million was necessary for the year ended December 31, 2001. In 2001, the Company recorded a foreign income tax contingent expense of $0.6 million to accrue for potential tax liabilities related to post-acquisition activities of foreign subsidiaries. During the restatement process, it was determined that this original accrual should not have been recorded and the Company adjusted the balance accordingly as of December 31, 2001.

Year Ended December 31, 2002.  The Company made adjustments to the financial statements for the year ended December 31, 2002 which resulted in a decrease in accumulated net loss of $4.3 million. The adjustments include a $1.9 million gain related to the redemption of a portion of Issuer Call Option; $0.4 million related to the amortization of the bond premium; $1.2 million related to a restructuring reserve for Israel; $0.6 million related to the allowance for doubtful accounts; $1.9 million related to write-off a received not invoiced account; $0.5 million related to a reconciliation of the fixed asset account between the general ledger and fixed asset subledger; $0.2 million related to the prepaid fee under the License Agreement; $0.3 million related to a correction for an initial warranty accrual to reflect an updated model; and $0.3 million related to a common area maintenance expense which should have been expensed in 2002. The Company recorded a $1.3 million increase in revenues and a $1.3 million increase in cost of goods sold during 2002 related to a warranty agreement with a customer, which was previously accounted for as a reduction in revenues. Under EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” the Company determined the cost of the warranty should have been characterized as an expense.

Reliance on Prior Consolidated Financial Statements.  The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K. As such, other than the Company’s Form 10-K for the year ended December 31, 2005, the Company does not anticipate amending its previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for any prior periods.

Executive Overview

We currently develop, market and sell digital video equipment to network operators and content aggregators who offer video services. Our primary products include the Network CherryPicker® line of digital video processing systems and the CP 7600 line of digital-to-analog decoders. Our products are used for multiple digital video applications, including the rate shaping of video content to maximize the bandwidth for standard definition (SD) and high definition (HD) programming, grooming customized channel line-ups, carrying local ads for local and national advertisers, and branding by inserting corporate logos into programming. Our products are sold primarily to cable operators, television broadcasters, telecom carriers and satellite providers in the United States, Europe and Asia.

We were founded in 1993 to provide cable operators with a cable data system enabling them to offer high-speed, broadband Internet access to their subscribers. By 1999, we were primarily selling this cable data system — composed of cable modems and cable modem termination systems (CMTS) — which utilized our proprietary Synchronous Code Division Multiple Access (S-CDMA) technology. Also in 1999, we initiated an acquisition strategy that ultimately included the acquisition of ten companies to expand our product offerings within the cable industry and outside of the cable industry to the telecom and satellite industries. With the market downturn in 2000, we refocused our business to target the cable industry and began selling data and voice products based on industry standard specifications, particularly the Data Over Cable System Interface Specification (DOCSIS), thereby beginning our transition from proprietary-based products to standards-based products. Also at this time, we focused our business on providing digital video products to cable operators and satellite providers. Since 2000, we have terminated our data-over-satellite business and all of our acquired telecom-focused businesses and incurred restructuring charges in connection with these actions.

In 2004, we refocused the Company to make digital video the core of our business. In particular, we began expanding our focus beyond cable operators to more aggressively pursue opportunities for our digital video products with television broadcasters, telecom carriers and satellite television providers. As part of this strategic refocus, we elected to continue selling our home access solutions (HAS) product, including cable modems, embedded multimedia terminal adapters (eMTA) and home networking devices, but ceased future investment in our CMTS product line. This decision was based on weak sales of the CMTS products and the anticipated extensive research and development investment required to support the product line in the future. As part of our decision to cease investment in the CMTS product line, we incurred severance, restructuring and asset impairment charges. The decision to cease investment in the CMTS product line was also the basis of the lawsuit filed by Adelphia against us. In March 2005, we sold certain modem semiconductor assets to ATI Technologies, Inc. and terminated our internal semiconductor group.

In January 2006, we announced that the Company would focus solely on digital video product lines, and as a result, we discontinued our HAS product line. We determined that there were no short- or long-term synergies between our HAS product line and digital video product lines which made the HAS products increasingly irrelevant given our core business of digital video. Though we continued to sell our remaining inventory of HAS products and CMTS products in 2006, the profit margins for our cable modems and eMTAs have continued to decrease due to competitive pricing pressures and the ongoing commoditization of the products.

We have not been profitable since our inception. At December 31, 2005, our accumulated deficit was approximately $1.1 billion. We had a net loss of $27.0 million or $0.35 per share for the year ended December 31, 2005, a net loss of $47.1 million or $0.62 per share for the year ended December 31, 2004, and a net loss of $56.2 million or $0.76 per share for the year ended December 31, 2003. Our ability to grow our business and attain profitability is dependent on our ability to effectively compete in the marketplace with our current products and services, develop and introduce new products and services, contain operating expenses and improve our gross margins, as well as continued investment in equipment by network operators and content aggregators. Finally, we expect to benefit from a lower expense base resulting in part from the series of cost reduction initiatives that occurred in 2005 and 2006, along with continued focus on cost containment. However, despite these efforts, we may not succeed in attaining profitability in the near future, or at all.

At December 31, 2005, we had approximately $101.3 million in cash, cash equivalents and short-term investments as compared to approximately $97.7 million at December 31, 2004 and $138.6 million at December 31, 2003. As of September 30, 2006, we had approximately $27.5 million in cash, cash equivalents and short-term investments. The decrease from December 31, 2005 to September 30, 2006 is primarily related to the repurchase in full of our outstanding convertible subordinated notes due August 2007 (Notes) including all accrued and unpaid interest and related fees in March 2006 for $65.6 million, operating activities and legal, accounting and consulting costs associated with our internal investigation and the re-audit and restatement of our 2003, 2004 and 2005 financial statements. The increase in the amount of cash and cash equivalents in 2005 as compared to 2004 primarily resulted from the lower uses of cash for operating activities, payments for inventory and restructuring charges and the monetization of CMTS inventory. The decrease in the amount of cash and cash equivalents in 2004 as compared to 2003 primarily resulted from significant uses of cash for operating activities, payments for inventory, restructuring charges and executive severance in 2004. Although we believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition, operating results and liquidity.

A more detailed description of the risks to our business can be found in Item 1A — Risk Factors in this Form 10-K.

Restated Results of Operations

Comparison of Years Ended December 31, 2005 and 2004 (as restated)

Revenues

Our revenues declined 34% to $90.7 million for the year ended December 31, 2005 from $136.5 million in 2004, due to sales of HAS and CMTS products decreasing from 2004 to 2005 by $41.0 million or 50% of HAS revenue, and $22.4 million or 74% of CMTS revenue, respectively. The decline in CMTS revenue is directly related to our announcement in October 2004 that we would cease investment in future development of CMTS. The decline in our HAS revenue resulted from decreased market demand for traditional, data-only modems and the inability for our voice-enabled eMTA modems to find widespread market acceptance. In addition, in January 2006, we announced our plans to focus solely on our digital video product lines and to discontinue our HAS business. We will continue to sell our remaining HAS inventory and collect subsequent receivables to generate cash to fund ongoing operations. Revenue from our remaining product line, digital video solutions (DVS), increased 74% to $41.8 million in 2005, up from $24.1 million in 2004. The increase in DVS revenue was driven primarily by demand from our MSO customers in the United States which continued to upgrade their networks as part of their efforts to implement all-digital simulcast (ADS) networks that included digital program insertion capabilities as well as ADS build out by the second tier MSOs.

Revenue in 2004 and 2005 was impacted by the recognition of sales invoiced in prior periods as well as sales invoiced in the current period recognized in future periods. In 2004 and 2005, $9.7 million and $15.9 million, respectively, of revenue was recognized from sales invoiced in prior periods including deferred revenues. Deferred revenue recognized in 2005 includes $7.8 million of revenue related to sales of our BP 5100 product to Thomson that was previously recognized in 2004 but deferred to the quarter ended December 31, 2005 in connection with the restatement. In 2004 and 2005, $15.6 million and $30.4 million, respectively, of revenue billed in the current period was deferred to future periods.

Our ability to grow DVS revenues will depend upon several factors including the continued investment of our MSO customers in their digital video network infrastructure; our ability to compete on quality and price in an increasingly competitive marketplace; our ability to maintain or improve market share with MSOs; our ability to diversify our customer base to additional MSOs; our ability to increase sales and revenues from overseas customers; our ability to sell outside of the cable industry, namely to digital broadcast satellite operators, telecom companies and potential new video service providers; and our ability to continue to develop product modifications and upgrades that meet customers’ needs.

We expect revenues from the sale of our DVS products in 2006 to increase, primarily due to the recognition of revenue deferred from prior periods. Given that the amounts were billed and the majority of the cash was collected in periods prior to 2006, the recognition of revenue deferred from prior periods will have a limited impact on the Company’s cash position in 2006. We expect the amount of revenue deferred to future periods to decrease in 2006 because we determined beginning in the first quarter of 2006 that we established VSOE of fair value as it relates to the sale of DVS products under multiple element arrangements. Consequently, for our DVS products, we expect to be able to recognize revenue from the sale of the hardware sold in conjunction with PCS at the time of the sale, rather than deferring the revenue of the hardware element ratably over the period of the PCS.

Despite the expected increase in revenues in 2006, we expect the amount of our product revenue invoiced in 2006 to decrease. As a result of the substantial build-out by MSOs of their ADS systems in 2005, we anticipate major MSOs to decrease their ADS capital expenditures in 2006. Smaller MSOs may accelerate the build out of their ADS networks in 2006, but it is not anticipated to offset the reduction in demand from the major MSO’s attributed to a slowdown in ADS investment. In addition, we expect demand for our DVS products and revenue generated from the telecom industry to be modest in 2006. We believe that telecoms may increase their capital expenditures on video equipment in 2007 in connection with the telecom industry’s build out of its video delivery architecture. However, it is difficult to predict the potential impact of this expected build out by the telecom industry on our revenue. Additionally, the telecoms are in a relatively early stage of construction for their video delivery architecture networks, and as a result experience difficulties and delays in the adoption of new technologies and the construction of their networks. We believe that future expenditures for all video delivery systems will benefit from increased competition between video service providers as they increase their product offerings and system capabilities.

Revenues by Groups of Similar Products

The following table presents revenues for groups of similar products (in thousands, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2005	2004	Dollars	Percent
		(as restated)(1)	(as restated)(1)	(as restated)(1)

Revenues by product:
DVS	$41,806	$24,102	$17,704	73.5%
HAS	41,061	82,068	(41,007)	(50.0)%
CMTS	7,797	30,210	(22,413)	(74.2)%
Other	—	104	(104)	(100.0)%

Total	$90,664	$136,484	$(45,820)	(33.6)%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Revenue from the sale of our HAS products decreased from $82.1 million or 60% of revenue for the year ended December 31, 2004 to $41.1 million or 45% of revenue for the year ended December 31, 2005. The decrease in HAS product revenue was primarily driven by the failure of our eMTA modems to find widespread market acceptance among MSOs due to the lack of features and functionality demanded by MSOs and provided by our competitors in their eMTA modems. In 2005, MSOs increasingly purchased eMTA modems versus traditional modems, which resulted in the decline of our traditional modem revenues. As a result of this decrease and the failure of our eMTA modems to gain widespread market acceptance, our overall modem revenues decreased. HAS sales were also negatively impacted by our decision to cease investment in our CMTS products in 2004, as we were no longer able to bundle and sell our HAS and CMTS products as an end-to-end solution, as well as customer concerns regarding our commitment to continue to sell and support modems in future periods. In January 2006, we announced that we would focus solely on our DVS products.

Revenue from the sale of our CMTS products decreased 74% from $30.2 million and 22% of revenue as of December 31, 2004, to $7.8 million and 9% of revenue as of December 31, 2005. The decrease in CMTS product revenue resulted from our decision to cease investment in CMTS products in the fourth quarter of 2004 and the resulting decrease in CMTS sales. CMTS also decreased as a percentage of revenue due to a significant decrease in sales of CMTS products and an increase in sales of the DVS products.

Revenue from the sale of our DVS products increased from $24.1 million or 18% of revenue, for the year ended December 31, 2004 to $41.8 million or 46% of revenue, for the year ended December 31, 2005. The increase in the revenue of the DVS products as a percentage of sales in 2005 compared to 2004 was driven by increased sales of DVS products and the recognition of $7.8 million of revenue related to the sale of our BP 5100 product and service to Thomson Broadcast that was deferred from 2004 to the fourth quarter of 2005. DVS also increased as a percentage of revenue due to a significant decline in sales of and revenue generated by the sale of HAS and CMTS products in 2005 compared to 2004.

The following is a breakdown of DVS revenue by period invoiced (in millions, except percentages):

	Year Ended		Variance	Variance
	December 31,		in	in
	2005	2004	Dollars	Percent
		(as restated)(1)	(as restated)(1)	(as restated)(1)

DVS product revenue invoiced and recognized in current period:
Total invoiced in current period	$53.9	$36.8	$17.1	46.5%
Less: Invoiced in current period and recognized in future periods	27.4	15.0	12.4	82.7%

Total invoiced and recognized in current period	26.5	21.8	4.7	21.6%
DVS product revenue invoiced in prior fiscal years and recognized in current period	15.3	2.3	13.0	565.2%
Total DVS product revenue recognized in current period	$41.8	$24.1	$17.7	73.4%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Total DVS product revenue recognized in the current period increased significantly in the year ended December 31, 2005 compared to 2004. Total DVS product revenue recognized in the years ended December 31, 2005 and 2004 was $41.8 million and $24.1 million, respectively, which represented an increase of $17.7 million, or 73%, in 2005 compared to 2004. The total DVS product revenue invoiced during the current period increased in the year ended December 31, 2005 compared to 2004. In the years ended December 31, 2005 and 2004, the amount of DVS product revenue invoiced was $53.9 million and $36.8 million, respectively, which represents an increase of $17.1 million, or 47%, in 2005 compared to 2004. In the years ended December 31, 2005 and 2004, the amount of DVS product revenue invoiced and recognized during the period invoiced was $26.5 million and $21.8 million, respectively, with an increase of $4.7 million, or 22%, in 2005 compared to 2004. Of the DVS product revenue invoiced, $27.4 million and $15.0 million, respectively, was recognized in future periods, which represented an increase of $12.4 million, or 83%, in 2005 compared to 2004. During the years ended December 31, 2005 and 2004, $15.3 million and $2.3 million of DVS product revenue recognized, respectively, had been invoiced in prior periods, which represents an increase of $13.0 million, or 565%.

In 2006, we expect that our overall revenues will increase, but products sold and invoiced will decrease. The decrease in products sold and invoiced will be largely driven by significant declines in the sales of our HAS and CMTS products as we exhaust remaining inventories, and a decrease in the sales of DVS products. However, we expect total recognized revenue from DVS products to increase due to the recognition of deferred revenue from prior periods and our no longer having to fully defer revenue on the sale of our DVS products to future periods due to our establishment of VSOE of fair value on all elements of our DVS products sold beginning in 2006. Revenues from our DVS products will continue to increase as a percentage of our overall revenue in future periods as revenue from our CMTS and HAS products continues to decline, and eventually cease, due to our decision to discontinue our CMTS and HAS product lines.

Revenues by Geographic Region

The following table is a breakdown of revenues by geographic region (in thousands, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2005	2004	Dollars	Percent
		(as restated)(1)	(as restated)(1)	(as restated)(1)

Revenues by geographic region:
United States	$52,838	$72,838	$(20,000)	(27.5)%
Americas, excluding United States	1,871	4,930	(3,059)	(62.0)%
Europe, Middle East and Africa (EMEA), excluding Israel	15,314	17,640	(2,326)	(13.2)%
Israel	7,645	16,645	(9,000)	(54.1)%
Asia, excluding Japan	11,544	15,259	(3,715)	(24.3)%
Japan	1,452	9,172	(7,720)	(84.2)%

Total	$90,664	$136,484	$(45,820)	(33.6)%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Revenues in all geographic markets declined due to decreased sales of HAS and CMTS products to MSOs. Revenues in the United States decreased 28% to $52.8 million in the year ended December 31, 2005, down from $72.8 million in 2004. However, revenue in the United States increased as a percentage of sales from 53% of total revenues at December 31, 2004 to 58% of total revenues at December 31, 2005 due primarily to a decrease in sales of HAS and CMTS products, where sales were concentrated outside the United States. Revenues in EMEA, excluding Israel, decreased 13% to $15.3 million in the year ended December 31, 2005, compared with $17.6 million in 2004, due to decreased sales of our CMTS and HAS products, partially offset by sales of the remaining CMTS and HAS inventory to MSOs in Eastern Europe. Sales of our DVS product in Europe were nominal in both the years ended December 31, 2005 and December 31, 2004. Revenue for Israel decreased 54% to $7.6 million in the year ended December 31, 2005, down from $16.6 million in the year ended December 31, 2004, as a result of decreased HAS sales. Sales of our DVS product in Israel were not material. Revenue in Asia, excluding Japan, decreased 24% to $11.5 million in the year ended December 31, 2005, down from $15.3 million in 2004. This decrease resulted from the significant decline in the sale of CMTS and HAS products due to our decision to cease investment in the CMTS product line in 2004. Sales of our DVS product in Asia, excluding Japan, were nominal. Revenue in Japan decreased 84% to $1.5 million from $9.2 million in 2004. This decrease was a result of a significant decline in the sale of CMTS and HAS products due to our decision to cease investment in the CMTS product line in 2004. Sales of our DVS product in Japan were nominal.

In 2005, we focused our sales activities on selling DVS products in the United States, which is the primary geographic market for our DVS products. As a result of increased revenues from MSO customers in the

United States, our revenues from sales of DVS products outside the United States decreased from 18% of total DVS sales to 9% of total DVS sales between 2004 and 2005. We anticipate nominal growth of DVS revenues outside the United States in 2006 and expect that growth to be concentrated in the European marketplace.

We anticipate that total revenue generated from sales of our products outside the United States will decrease in 2006 based on the continued decline in sales of our CMTS and HAS products as we exhaust the remaining inventory of these products. We expect the United States to remain the dominant market for our products due to our decision in January 2006 to focus solely on the sale of our DVS products.

Significant Customers

Three customers, Harmonic, Inc. (Harmonic), Thomson Broadcast and Comcast Corporation (Comcast) (12%, 11% and 10%, respectively), accounted for more than 10% each of our total revenues for the year ended December 31, 2005. Two customers, Adelphia Communications Corporation (Adelphia) and Comcast (20% and 13%, respectively), accounted for more than 10% each of our total revenues for the year ended December 31, 2004. In 2005, Adelphia ceased to be a significant customer following our decision to cease investment in the CMTS products.

In 2006, we expect that we will continue to have a concentrated customer base given that we largely sell to MSOs and do not anticipate significant sales outside the cable sector. However, we do not expect that Thomson will continue to be a significant customer in 2006 given that product sales to Thomson resulted from a specific project that was completed in 2005. If we are successful in selling our DVS products in other markets, such as the telecom and satellite markets, we expect our total number of customers to increase, decreasing our customer concentration.

Cost of Goods Sold and Gross Profit

Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In 2005, cost of goods sold was $55.6 million, or 61% of revenues, compared to $101.9 million, or 75% of revenues in 2004. Cost of goods sold in 2005 included the recognition of $2.7 million of direct development costs related to the sale of our BP 5100 product and service to Thomson that was deferred from prior periods.

The cost of goods sold for our HAS products was $33.3 million and $60.4 million, respectively, for the years ended December 31, 2005 and 2004. The cost of goods sold for HAS decreased as total unit sales of HAS products decreased due to declining sales and improved pricing on component pricing. The cost of goods sold for our CMTS products was $4.8 million and $12.1 million, respectively, for the years ended December 31, 2005 and 2004. The cost of goods sold for our CMTS products decreased as total units sold for our CMTS products decreased due to our decision to cease investment in the CMTS product line and the related write-off of CMTS inventory in the three months ended December 31, 2004 that was deemed excess and obsolete.

The following is a breakdown of DVS cost of goods sold by period invoiced (in millions, except percentages):

	Year Ended		Variance	Variance
	December 31,		in	in
	2005	2004	Dollars	Percent
		(as restated)(1)	(as restated)(1)	(as restated)(1)

DVS product cost of goods sold invoiced and recognized in current period:
Total invoiced in current period	$13.4	$7.8	$5.6	71.8%
Less: Invoiced in current period and recognized in future periods	7.4	2.7	4.7	174.1%

Total invoiced and recognized in current period	6.0	5.1	0.9	17.6%
DVS product cost of goods sold invoiced in prior fiscal years and recognized in current period	2.7	0.5	2.2	440.0%

Total DVS product cost of goods sold recognized in current period	$8.7	$5.6	$3.1	55.4%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Total DVS product of cost goods sold recognized in the current period increased significantly in the year ended December 31, 2005 compared to 2004. Total DVS product cost of goods sold recognized in the years ended December 31, 2005 and 2004 was $8.7 million and $5.6 million, respectively, which represents an increase of $3.1 million, or 55%, in 2005 compared to 2004. Total DVS product cost of goods sold in the current period increased in the year ended December 31, 2005 compared to 2004. In the years ended December 31, 2005 and 2004, the cost of goods sold related to DVS products invoiced in the current period was $13.4 million and $7.8 million, respectively, which represents an increase of $5.6 million, or 72%, in 2005 compared to 2004. Cost of goods related to revenue invoiced and recognized on DVS products during the years ended December 31, 2005 and 2004 was $6.0 million and $5.1 million, respectively, which represents an increase of $0.9 million, or 18%, in 2005 compared to 2004. In the years ended December 31, 2005 and 2004, cost of goods sold related to DVS products invoiced in the current period and recognized in future periods was $7.4 million and $2.7 million, respectively, which represents an increase of $4.7 million, or 174%. Cost of goods sold related to revenue on DVS products invoiced in prior periods and recognized in the current period was $2.7 million and $0.5 million in the years ended December 31, 2005 and 2004, respectively, which represents an increase of $2.2 million, or 440%, in the year ended December 31, 2005 compared to 2004.

Our gross profit increased $0.4 million to $35.0 million, or 39% of revenue, in the year ended December 31, 2005 compared to $34.6 million, or 25% of revenue, in 2004. Offsetting the reduction in revenues, our increase in gross profit in 2005 was primarily related to the sales mix which consisted of increased sales of higher margin DVS products, as well as the sale of product previously reserved as excess and obsolete.

Cost of goods sold in 2005 included a $4.5 million benefit related to the sale of inventories that were reserved in prior periods as excess and obsolete and accrued vendor cancellation charges compared to $3.8 million for the year ended December 31, 2004. The $4.5 million benefit in 2005 was offset by a $3.1 million increase in excess and obsolete inventory reserve requirements and vendor cancellation charges. The $3.8 million benefit in 2004 was offset by a $13.0 million increase in excess and obsolete inventory reserve requirements and vendor cancellation charges. Excess and obsolete and vendor cancellation charges in 2004 included net charges of $9.0 million related to our decision to cease investment in the CMTS product line.

During 2006, we do not anticipate that our average selling prices (ASPs) and consequently, gross margin percentages for our DVS products will change materially. However, the cost of manufacturing our DVS products may increase as a result of fixed overhead charges passed along by our contract manufacturer that were formerly absorbed by that manufacturer in connection with the production of our CMTS product. We will continue to focus on improving our sales mix to concentrate on selling a greater percentage of our higher margin DVS products. In 2006, our gross profit will be primarily driven by our ability to increase total revenues, and to the extent that we can obtain this revenue growth, we expect our gross margins to increase, in part because we no longer sell the low margin HAS products and may sell product previously reserved as excess and obsolete.

Operating Expenses

Research and development, sales and marketing, general and administrative expenses and restructuring charges, executive severance and asset write-offs are summarized in the following table (in thousands, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2005	2004	Dollars	Percent
		(as restated)(1)	(as restated)(1)	(as restated)(1)

Research and development	$17,650	$33,199	$(15,549)	(46.8)%
Sales and marketing	22,534	24,145	(1,611)	(6.7)%
General and administrative	20,356	12,039	8,317	69.1%
Restructuring charges, executive severance and asset write-offs	2,257	12,336	(10,079)	(81.7)%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Research and Development

Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, and expenditures for outside engineering consultants, equipment and supplies required in developing and enhancing our products. For the year ended December 31, 2005, research and development expenses were $17.7 million, or 19% of revenue. This was a decrease of $15.5 million from research and development expenses in 2004, which were $33.2 million, or 24% of revenue. The reduction in research and development resulted from our decision in the quarter ended December 31, 2004 to cease investment in future development of our CMTS product line, decreased spending on research and development for the HAS products and the sale of our semiconductor division to ATI in March 2005.

We anticipate that our overall research and development levels will remain constant or decline slightly in 2006. We have significantly reduced research and development efforts for CMTS and HAS products following our discontinuation of these product lines, and we outsourced the sustaining engineering efforts for these products. However, we believe that this decrease will be offset by an increase in spending on research and development efforts for our DVS products, including outsourcing certain development and software maintenance efforts to third parties. We believe it is critical to continue to make significant investments in research and development to create innovative technologies and products that meet the current and future requirements of our customers. Accordingly, in 2006 we expect to increase our investment in research and development as it relates to the continued development of our DVS product line.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including salaries and commissions for sales personnel, salaries for marketing and support personnel, costs related to trade shows, consulting and travel. For the year ended December 31, 2005 sales and marketing expenses were $22.5 million or 25% of revenue. This was a $1.6 million decrease compared to 2004 where sales and marketing expenses were $24.1 million or 18% of revenue. However, sales and marketing expenses increased as a percentage of revenue from 2004 to 2005. The largest component of the decrease in total sales and marketing expenses was a $1.9 million reduction in compensation related expenses related to reductions in headcount, offset by a $0.9 million increase related to advertising and tradeshow expenses.

In 2006, sales and marketing expenditures are expected to decline as a result of the downsizing of our marketing department, decreasing marketing communication efforts and decreasing our international sales force as we focus on distributors for international sales.

General and Administrative

General and administrative expenses consist primarily of personnel costs of administrative officers and support personnel, and legal, accounting and consulting fees. For the year ended December 31, 2005, general and administrative expenses were $20.4 million, or 22% of revenue. This was an increase of $8.3 million from general and administrative expenses in 2004, which were $12.0 million, or 9% of revenue. Factors that contributed to the increase included a $2.6 million net expense related to the Adelphia litigation settlement; $3.2 million related to the settlement of our shareholder class action and derivative litigation; an increase in outside legal fees of $2.5 million, of which $0.9 million related to the independent investigation and $1.0 million related to increased litigation expenses; and an increase of $0.2 million in financial audit fees.

In 2006, we expect that general and administrative expenses will increase significantly as compared to 2005. We expect that this increase will be driven by accounting, legal and consulting costs related to the independent investigation and restatement. Additionally, we incurred significant costs related to the settlement of one of our securities class action lawsuits and the derivative lawsuit, as well as considerable legal fees related to the litigation.

Restructuring Charges, Executive Severance and Asset Write-offs

Restructuring charges, executive severance and asset write-offs are summarized as follows (in thousands, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2005	2004	Dollars	Percent
		(as restated)(1)	(as restated)(1)	(as restated)(1)

Restructuring charges	$1,003	$6,784	$(5,781)	(85.2)%
Executive severance	15	3,451	(3,436)	(99.6)%
Long-lived assets written-off	85	2,401	(2,316)	(96.5)%

Subtotal	1,103	12,636	(11,533)	(91.3)%
Restructuring (recovery/change in estimate in prior year plans)	1,154	(300)	1,454	(484.7)%

Restructuring charges, executive severance and asset write-offs	$2,257	$12,336	$(10,079)	(81.7)%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Restructuring

During 2005, we continued restructuring activities related to our decision to cease investment in our CMTS product line. In the quarters ended March 31, 2005 and June 30, 2005, we incurred net restructuring charges of $0.7 million and $0.3 million, respectively, related to employee termination costs.

In the first three quarters of 2005, we re-evaluated the charges for excess leased facilities accrued as part of the 2001 restructuring plan and the 2004 restructuring plan. During the three quarters ended September 30, 2005, we decreased the accrual by $0.3 million for the 2001 restructuring plan and increased the accrual by $0.9 million for the 2004 restructuring plan. During the fourth quarter of 2005, we incurred restructuring charges in the amount of $0.3 million related to excess leased facilities for the 2004 restructuring plan.

Net charges for restructuring that occurred in 2005 totaled $2.2 million, comprised of $1.0 million for employee terminations, $1.1 million for excess leased facilities and $0.1 million related to the aircraft lease.

As of December 31, 2005, $0.1 million remains accrued for the 2001 restructuring plan related to excess leased facilities, and $2.6 million remains accrued for the 2004 restructuring plan, which is comprised of $0.5 million for the aircraft lease and $2.1 million for excess leased facilities.

We anticipate the remaining restructuring accrual related to the aircraft lease, net of the sublease income related to the aircraft, to be substantially utilized for servicing operating lease payments through January 2007, and the remaining restructuring accrual related to excess leased facilities to be utilized for servicing operating lease payments through October 2009.

The reserve for leased facilities, net of sublease income, approximates the difference between our current costs for the excess leased facilities, which is our former principal executive offices located in Santa Clara, California, and the estimated income derived from subleasing the facilities, which was based on information derived by our brokers that estimated real estate market conditions as of the date of our implementation of the restructuring plan and the time it would likely take to fully sublease the excess leased facilities. We sub-subleased the Santa Clara facility effective as of August 2006, with the sub-sublease commencing on October 1, 2006.

Executive Severance

In August 2004, we entered into an employment agreement with an executive officer who resigned effective December 31, 2004 with a termination date of February 3, 2005. We recorded a severance provision of $0.4 million related to termination costs for this officer in the quarter ended December 31, 2004. Most of the severance costs related to this officer were paid in the quarter ended March 31, 2005 with nominal amounts for employee benefits payable through the quarter ended March 31, 2006.

Asset Write-offs

There were no material asset write-offs in 2005. As a result of CMTS product line restructuring activities in 2004, we recognized a fixed asset impairment charge of $2.4 million. The impairment charge reflected a write-down of the assets’ carrying value to a fair value based on a third party valuation.

Non-operating Expenses

Interest expense, net and other income, net were as follows (in thousands, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2005	2004	Dollars	Percent
		(as restated)(1)	(as restated)(1)	(as restated)(1)

Interest expense, net	$(189)	$(1,090)	$901	(82.7)%
Other income, net	1,155	1,031	124	12.0%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Interest expense, net relates primarily to interest on our Notes, offset by interest income generated from investments in high quality fixed income securities.

Other income (expense), net is generally comprised of realized foreign currency gains and losses, realized gains or losses on investments, and income attributable to non-operational gains and losses.

Income Tax (Expense) Benefit

We have generated losses since our inception. In 2005 we recorded an income tax expense of $0.1 million which was primarily related to foreign taxes, and in 2004 we recorded an income tax benefit of $0.1 million. The foreign tax expense of approximately $0.3 million in 2004 was offset by a tax benefit resulting principally from the reversal of tax accruals due to the sale of certain subsidiaries.

Comparison of the Years Ended December 31, 2004 and 2003 (as restated)

Revenues

Our revenues increased 5% to $136.5 million for the year ended December 31, 2004 from $130.2 million in 2003, primarily due to increased sales of DVS and HAS products, particularly in the second half of 2004, which are partially offset by declining sales of our CMTS products and proprietary S-CDMA CMTS products.

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

Amounts charged against total revenues in the year ended December 31, 2003 totaled approximately $5.6 million. These co-marketing arrangements were fully amortized at December 31, 2003.

Revenues by Groups of Similar Products

The following table presents revenues for groups of similar products (in thousands, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2004	2003	Dollars	Percent
	(as restated)(1)	(as restated)(1)	(as restated)(1)	(as restated)(1)

Revenues by product:
DVS	$24,102	$14,484	$9,618	66.4%
HAS	82,068	65,532	16,536	25.2%
CMTS	30,210	46,709	(16,499)	(35.3)%
Other	104	3,462	(3,358)	(97.0)%

Total	$136,484	$130,187	$6,297	4.8%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

The increase in revenues from DVS products to $24.1 million, or 18% of revenue, for the year ended December 31, 2004 compared to $14.5 million, or 11% of revenue, for the year ended December 31, 2003 was due primarily to the beginning of the ADS rollout at Comcast in the second half of 2004, which resulted in an increase in sales of our Network CherryPicker® platform. Additionally, we continued to sell Network CherryPicker® products to MSOs and satellite providers for the remultiplexing functionality.

The increase in HAS product revenues in the year ended December 31, 2004 compared to 2003 was primarily due to an aggregate increase in modem volume, 1.8 million units in 2004 as compared to 1.4 million units in 2003, offset by decreases in ASPs. The number of DOCSIS modems sold increased to 1.7 million units in 2004 from 1.3 million units in 2003. The intensely competitive nature of the market for broadband products resulted in significant price erosion.

The decrease in CMTS product revenues in 2004 compared to 2003 was due to slower than anticipated adoption of our DOCSIS 2.0 CMTS platform. Due to declining sales, we made an announcement in October 2004 to cease investment in the CMTS product line.

The decrease in other product revenues in 2004 compared to 2003 was principally due to a decline in the sales of our legacy voice and telecom products.

Revenues by Geographic Regions

The following table is a breakdown of revenues by geographic region (in thousands, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2004	2003	Dollars	Percent
	(as restated)(1)	(as restated)(1)	(as restated)(1)	(as restated)(1)

Revenues by geographic areas:
United States	$72,838	$71,945	$893	1.2%
Americas, excluding United States	4,930	3,081	1,849	60.0%
Europe, Middle East and Africa (EMEA), excluding Israel	17,640	9,450	8,190	86.7%
Israel	16,645	15,274	1,371	9.0%
Asia, excluding Japan	15,259	9,094	6,165	67.8%
Japan	9,172	21,343	(12,171)	(57.0)%

Total	$136,484	$130,187	$6,297	4.8%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

The increase in revenues in the United States to $72.8 million or 53% of revenues for the year ended December 31, 2004 from $71.9 million or 55% of revenues for the year ended December 31, 2003 was due to increased sales of HAS and DVS products to MSOs and television broadcasters, offset by a decrease in CMTS revenues and sales of our telecom products. The increase in revenues for EMEA, excluding Israel, to $17.6 million or 13% of revenue in the year ended December 31, 2004 from $9.5 million or 7% of revenue in the year ended December 31, 2003 was principally due to emphasized sales efforts to our customers in EMEA and their purchase of CMTS and HAS equipment. We placed a greater emphasis in sales to our customers in the United States, EMEA, Japanese and other Asian markets while placing a lower emphasis on other locations such as Canada and South America. The decrease in revenues for Japan to $9.2 million in 2004 compared with $21.3 million in 2003 was principally due to a significant decrease in CMTS and HAS sales to a single Japanese customer.

Significant Customers

Two customers, Adelphia and Comcast (20%, and 13%, respectively), each accounted for more than 10% of our total revenues for the year ended December 31, 2004. Three customers, Adelphia, Cross Beam Networks and Comcast (21%, 16% and 13%, respectively), each accounted for more than 10% of our total revenues for the year ended December 31, 2003. The decrease in significant customers resulted from the failure of MSOs other than J-Com, Adelphia and Cross Beam Networks to adopt our CMTS platform in which we ultimately ceased investments in 2004. Adelphia did not remain one of our core customers subsequent to 2004 as Adelphia sued the Company after our announcement to cease investment in the CMTS product.

Cost of Goods Sold and Gross Profit

Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In 2004, cost of goods sold was $101.9 million or 75% of revenues compared to $103.8 million or 80% of revenues in 2003.

Cost of goods sold in 2004 included a $3.8 million benefit related to the sale of inventories that were reserved in prior periods as excess and obsolete compared to $8.1 million for the year ended December 31, 2003. The $3.8 million benefit in 2004 was offset by a $13.0 million increase in excess and obsolete inventory reserve requirements and vendor cancellation charges. Excess and obsolete inventory and vendor cancellation charges in 2004 included net charges of $9.0 million related to our decision to cease investment in the CMTS product line. The $8.1 million benefit in 2003 was offset by a $2.6 million increase in excess and obsolete inventory reserve requirements and vendor cancellation charges.

Our gross profit increased $8.2 million or 31% to $34.6 million, or 25% of revenue, in the year ended December 31, 2004 compared to $26.4 million, or 20% of revenue, in 2003. The factors that contributed to the increase in our gross profit in 2004 were primarily related to an improved sales mix, increased sales of the higher margin DVS product line and lower manufacturing costs for certain HAS products. These positive factors were offset by sales of lower margin CMTS products during the same period and increased CMTS reserve for excess and obsolete inventory.

Operating Expenses

Research and development, sales and marketing, general and administrative expenses and restructuring charges, executive severance and asset write-offs are summarized in the following table (in thousands, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2004	2003	Dollars	Percent
	(as restated)(1)	(as restated)(1)	(as restated)(1)	(as restated)(1)

Research and development	$33,199	$42,634	$(9,435)	(22.1)%
Sales and marketing	24,145	26,781	(2,636)	(9.8)%
General and administrative	12,039	11,934	105	0.9%
Restructuring charges, executive severance and asset write-offs	12,336	2,803	9,533	340.1%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype materials, outside engineering consultants and equipment and supplies required in developing and enhancing our products. For the year ended December 31, 2004, research and development expenses were $33.2 million, or 24% of revenue. This was a $9.4 million decrease from research and development expenses in 2003, which were $42.6 million, or 33% of revenue. The decrease was attributable to $3.9 million of reductions in employee related expenses and $0.5 million in depreciation and amortization, and also included reductions of $0.7 million in expenses for outside engineering consultants, $2.5 million of reductions in materials costs incurred to develop prototypes, and $1.0 million in other costs as a result of the reduction in research and development personnel for the CMTS product line. The personnel reduction resulted from decreased spending in the HAS and semiconductor division as well as the discontinuation of research and development on our telecom products.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including salaries and commissions for sales personnel, salaries for marketing and support personnel, costs related to trade shows, consulting and travel. For the year ended December 31, 2004, sales and marketing expenses were $24.1 million, or 18% of revenue. This was a decrease of $2.6 million from sales and marketing expenses in 2003, which were $26.8 million, or 21% of revenue. The largest components of the decrease in sales and marketing expenses in 2004 compared to 2003 were $2.5 million related to savings realized from discontinuing operations of the corporate aircraft in the first quarter of 2004 and subleasing our corporate aircraft, $0.9 million of decreased travel and facilities costs, and $0.4 million of reduction in depreciation and amortization. These savings were offset by increased expenses of $1.1 million for outside consultants.

General and Administrative

General and administrative expenses consist primarily of personnel costs of administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. General and administrative expenses were $12.0 million, or 9% of revenue, and $11.9 million, or 9% of revenue, for the years ended December 31, 2004 and

2003, respectively. Reduced employee expenses due to lower headcount were offset by an increase in executive recruitment costs.

Restructuring Charges, Executive Severance and Asset Write-offs

Restructuring charges, executive severance and asset write-offs are summarized as follows (in thousands, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2004	2003	Dollars	Percent
	(as restated)(1)	(as restated)(1)	(as restated)(1)	(as restated)(1)

Restructuring charges	$6,784	$2,658	$4,126	155.2%
Executive severance	3,451	—	3,451	—
Long-lived assets written-off	2,401	417	1,984	475.8%

Subtotal	12,636	3,075	9,561	310.9%
Restructuring (recovery/change in estimate in prior year plans)	(300)	(272)	(28)	10.3%

Restructuring charges, executive severance and asset write-offs	$12,336	$2,803	$9,533	340.1%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Restructuring

During 2004, we initiated a restructuring plan to bring operating expenses in line with revenue and as a result of ceasing investment in our CMTS product line. In the quarter ended March 31, 2004, we incurred 2004 restructuring plan charges in the amount of $3.3 million of which $1.0 million was related to employee termination costs, $0.9 million related to termination costs for an aircraft lease, and $1.4 million related to costs for excess leased facilities. Net charges accrued under this first quarter plan included estimated sublease income from the aircraft and the excess leased facilities. We incurred 2004 restructuring plan charges in the amount of $1.1 million in the quarter ended June 30, 2004 related to additional costs for excess leased facilities. In the fourth quarter, to further conform our expenses to revenues and to cease investment in the CMTS product line, we terminated employees resulting in a charge in the amount of $1.3 million.

In the second, third and fourth quarters of 2004, we re-evaluated the first and second quarter 2004 restructuring charges for the employee severance, excess leased facilities and the aircraft lease termination. Based on market conditions, changes in estimates provided by our broker, and the terms of the aircraft sublease agreement, which we entered into in the quarter ended September 30, 2004, we increased the restructuring charge for the aircraft lease by a total of $1.0 million, the facilities accrual was increased $0.3 million and the employee severance accrual was decreased by $0.2 million.

Net charges for the 2004 restructuring plans totaled $6.8 million, comprised of $2.1 million for employee terminations, $1.9 million in aircraft lease and $2.8 million for leased facilities. A total of 168 employees worldwide, or 40% of our workforce, was terminated in connection with these restructuring plans.

As of December 31, 2004, $3.3 million remained accrued for all of the 2004 plans. This was comprised of $0.6 million for employee termination, $0.7 million for aircraft lease and $2.0 million for facilities.

As part of the restructuring plan initiated during the quarter ended March 31, 2003 (2003 Plan), we incurred restructuring charges in the amount of $2.6 million related to employee termination costs. As of December 31, 2003, 81 employees had been terminated and we had paid $2.5 million in termination costs. In the quarter ended June 30, 2003, we reversed $0.1 million of previously accrued termination costs due to a change in estimate. At December 31, 2004, no restructuring charges remained accrued for the 2003 Plan.

As part of the restructuring plan initiated in 2001 (2001 Plan), we incurred restructuring charges in the amount of $12.7 million of which $1.8 million remained accrued at December 31, 2004 for excess leased facilities in Israel and the United States. During 2002, another restructuring plan (2002 Plan) increased the reserve for excess leased facilities due to the exiting of additional space within the same facility in Israel as in the 2001 Plan. We incurred restructuring charges in the amount of $3.6 million for the 2002 Plan. Improved real estate market conditions in Israel in the early part of 2004 gave rise to our improved tenant sublease assumptions thereby creating a change in estimate in the 2001 Plan and the 2002 Plan of $0.3 million, resulting in an accrual of $1.9 million at December 31, 2004 for these plans.

The restructuring accrual as of December 31, 2004 for all plans totals $5.1 million of which $0.6 million was accrued for employee terminations, $0.7 million for aircraft lease termination and $3.8 million for leased facilities. The balance of the employee termination charges was paid in the quarter ended September 30, 2005.

Executive Severance

In June 2004, we entered into separation agreements with two executive officers. One officer resigned in the quarter ended June 30, 2004 and the other officer resigned in the quarter ended September 30, 2004. We recorded a severance provision of $1.7 million related to termination costs for these officers in the quarter ended June 30, 2004 and $1.4 million in the quarter ended September 30, 2004. Most of the severance costs were paid in the quarter ended September 30, 2004 with nominal amounts for employee benefits payable through the quarter ended September 30, 2005.

In August 2004, we entered into an employment agreement with another executive officer. The executive officer resigned effective as of December 31, 2004. We recorded a severance provision of $0.4 million related to termination costs for this officer in the quarter ended December 31, 2004. Most of the severance costs related to this officer were paid in the quarter ended March 31, 2005 with nominal amounts for employee benefits payable into the quarter ended March 31, 2006.

Asset Write-offs

As a result of CMTS product line restructuring activities in 2004, we recognized a fixed asset impairment charge of $2.4 million. The impairment charge reflected a write-down of the assets carrying value to a fair value based on a third party valuation. In connection with our restructuring activities in 2003, we wrote-off $0.4 million of fixed assets which were determined to have no remaining useful life.

Non-operating Expenses

Interest expense, net and other income, net were as follows (in thousands, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2004	2003	Dollars	Percent
	(as restated)(1)	(as restated)(1)	(as restated)(1)	(as restated)(1)

Interest expense, net	$(1,090)	$(141)	$(949)	673.0%
Other income, net	1,031	2,032	(1,001)	(49.3)%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Interest expense, net relates primarily to interest on our Notes, offset by interest income generated from investments in high quality fixed income securities. Interest income decreased 31% to $2.0 million in 2004 compared to $2.9 million in 2003. The decrease in interest income was primarily due to lower invested average cash balances due to usage of cash for operations, restructuring and management severances. Interest expense, which related primarily to interest on our Notes due 2007, remained constant at $3.1 million during 2004 compared to $3.1 million in 2003.

Other income (expense), net is generally comprised of realization of foreign currency gains and losses, realized gains or losses on investments, and income attributable to non-operational gains and losses.

Income Tax Benefit (Expense)

We have generated losses since our inception. In 2004 we recorded an income tax benefit of $0.1 million and in 2003 we recorded an income tax expense of $0.3 million, which was related primarily to foreign taxes. The foreign tax expense of approximately $0.3 million in 2003 was offset by a tax benefit resulting principally from the reversal of tax accruals due to the sale of certain subsidiaries.

Quarterly Review

Set forth is an overview of the trends affecting the quarterly financial periods in 2005 and 2004. Additionally, set forth below is a discussion of the significant changes to our quarterly 2005 and 2004 consolidated financial statements as a result of the restatement. The effects of the restatement are discussed elsewhere in this discussion under the caption “The Restatement and Other Related Matters.”

Revenue

Our revenue for the quarters ended March 31, June 30, September 30 and December 31, 2005, respectively, was $17.8 million, $18.9 million, $23.4 million and $30.5 million. Our revenue for the quarters ended March 31, June 30, September 30 and December 31, 2004, respectively, was $40.1 million, $41.4 million, $30.6 million and $24.5 million. With the exception of the fourth quarter, the decrease in year over year revenues for comparable periods was due to our decision to cease investment in the CMTS product line and the wind down of the HAS business. For the year ended December 31, 2005, revenue from CMTS and HAS products declined $22.4 million and $41.0 million, respectively, from the year ended December 31, 2004. The increase in revenue in the fourth quarter of 2005 over the comparable period in 2004 was attributable to a $12.6 million increase in DVS revenues that included $9.1 million in revenue that resulted from the sale of product, support and a software upgrade related to the Thomson contract of which $7.8 million was deferred from 2004 and recognized in the fourth quarter of 2005.

Changes to our previously reported quarterly earnings in 2005 and 2004 primarily reflect the effects of our change in the method of revenue recognition to comply with the requirements of SOP 97-2 regarding sales under multiple element arrangements of our DVS products. Our sales of DVS products include both hardware and PCS elements. We did not establish VSOE of fair value under SOP 97-2 for the undelivered PCS element sold in the quarters of 2005, 2004 and 2003, and therefore, we recognized revenue for the sale of both the hardware element and PCS element ratably over the period of the customer support contract and the cost of goods sold for these DVS product sales was also recognized ratably over the period of the customer support contract. Previously, revenue and the related cost of goods sold on the DVS product hardware were recognized in the quarter of sale, and PCS revenue was deferred over the PCS period. As a result of the change in revenue recognition methodology, the deferred revenue significantly increased, the deferred cost of goods sold increased and revenue and cost of goods sold were materially different in the 2005 and 2004 quarterly periods than previously reported. The deferral of revenue and cost of goods sold also materially impacted the previously reported revenue and cost of goods sold in the quarters in 2005 and 2004.

For the quarter ended March 31, 2005, $10.8 million of DVS revenue was deferred to future periods compared to $13.1 million of sales that were invoiced during the period. For the quarter ended June 30, 2005, $16.2 million of revenue was deferred to future periods compared to $18.8 million of revenues that were invoiced during the period. For the quarter ended September 30, 2005, $8.8 million of revenue was deferred to future periods compared to $12.5 million of revenues that were invoiced during the period. The quarter ended December 31, 2005 benefited from the recognition of revenue deferred from prior periods, including $8.1 million of revenue from the Thomson Contract, of which $7.8 million and $0.3 million constituted deferred revenue invoiced during 2004 and the first two quarters of 2005, respectively.

The third and fourth quarters of 2004 and the first and second quarters of 2005 were also affected by the change in accounting for the development and sale of certain products and services to Thomson Broadcast under a series of contractual arrangements from SAB 104 to SOP 97-2 and SOP 81-1. Under the guidance of SOP 97-2 and SOP 81-1, we determined that this series of contractual arrangements should have been treated as a single revenue arrangement for accounting purposes under the completed contract methodology for purposes of revenue and cost recognition. Under the completed contract methodology, $7.8 million of revenue previously recognized in the third and fourth quarters of 2004 and $0.3 million of revenue in the first two quarters of 2005 were deferred until the contract’s completion during the fourth quarter of 2005. Additionally, in accordance with the completed contract methodology under SOP 81-1, an aggregate of $1.2 million of previously recognized cost of goods sold in 2004 and $2.1 million of direct development costs previously recognized in operating costs in the fourth quarter of 2003, each quarter of 2004, and the first three quarters of 2005 were deferred to the fourth quarter of 2005.

As a result of the review of revenue recognition policies that occurred during the restatement, we determined that we would continue to recognize revenue for the HAS and CMTS products under SAB 101, as amended by SAB 104. For sales of the CMTS products that included PCS, we recognized revenue from the delivery of the hardware sales and amortized the revenue from the undelivered PCS revenue element as a result of establishing fair and reliable evidence of value for PCS in accordance with EITF 00-21.

Gross Profit

Gross profit was $6.6 million, $7.3 million, $6.4 million and $14.7 million for the quarters ended March 31, June 30, September 30 and December 31, 2005, respectively. This compares to gross profit of $12.6 million, $16.3 million, $0.2 million and $5.5 million for the quarters ended March 31, June 30, September 30 and December 31, 2004, respectively. The higher gross profit in the first two quarters of 2004 compared to the first two quarters of 2005 was attributable to a higher CMTS gross margin contribution in the first half of 2004. However, the Company’s decision to cease investment in CMTS negatively impacted gross profits in the third and fourth quarter of 2004 due to higher excess and obsolete inventory expenses included in the cost of goods sold and a decrease in CMTS revenues, which contributed to a decrease in gross profit. The improvement in gross profit for the third and fourth quarters of 2005 over the third and fourth quarters of 2004 is attributed to a higher gross profit contribution from DVS revenues. In particular, the fourth quarter of 2005 included $9.1 million in revenue offset by $3.4 million of direct costs included in cost of goods sold that resulted from the sale of product, support and a software upgrade related to the Thomson Broadcast contract.

Additionally, for all quarters of 2005 and as it related to DVS products, cost of goods sold was impacted by the deferral of cost of goods sold related to the deferral of revenue invoiced during the period as well as the recognition of cost of goods sold related to deferred revenue invoiced in prior periods but recognized in the current period. For multiple element arrangements, we were unable to establish VSOE of fair value for the PCS element of the sale. As a result, we recognized the revenue and cost of goods sold of the hardware element ratably over the period of the PCS contract. For the quarter ended March 31, 2005, $1.9 million of cost of goods sold was deferred to future periods compared to $2.4 million of cost of goods sold related to revenues invoiced during the period. For the quarter ended June 30, 2005, $5.1 million of cost of goods sold was deferred to future periods compared to $5.8 million of cost of goods sold related to revenues invoiced during the period. For the quarter ended September 30, 2005, $2.3 million of cost of goods sold was deferred to future periods compared to $3.2 million of cost of goods sold that were invoiced during the period. The quarter ended December 31, 2005 benefited from the recognition of revenue deferred from prior periods, including $8.1 million of revenue that resulted from the sale of product and support to Thomson Broadcast that was recognized in the quarter ended December 31, 2005.

Changes in certain use of estimates also affected gross profit in the quarters in 2005 and 2004. In July 2003, we sold certain of our assets. As part of the asset sale agreement, we agreed to provide a warranty for up to $2.4 million, of which $2.0 million related to a specific issue affecting two customers and a general warranty of $0.4 million. In June 2003 we established a reserve of $1.0 million related to a formal customer complaint received by us prior to the sale of the assets. This warranty obligation expired in the first quarter of 2005. We previously amortized the $1.0 million accrued warranty obligation by reversing $0.2 million of warranty expense in each quarter of 2004 and the first quarter of 2005. As part of the restatement, we determined that the obligation should not have been reduced unless there were actual expenses incurred in connection with the obligation or upon expiration of the warranty period in the quarter ended March 31, 2005. Since we did not incur any expenses in connection with this obligation and did not establish a basis for this reduction, during the restatement, we corrected the reduction of this accrual by $0.2 million in each of the four quarters of 2004 and deferred the reduction of the warranty accrual until the warranty period expired in the quarter ended March 31, 2005. Accordingly, the $1.0 million reduction of the warranty obligation in the quarter ended March 31, 2005, reduced cost of goods sold by $0.8 million for that period and increased cost of goods sold by $0.2 million in each quarter of 2004.

During 2002, we entered into a warranty agreement with a customer with projected warranty obligation of approximately $1.3 million. During the restatement, we learned that the model that established management’s estimated warranty obligation had an error that resulted in an overstatement of the estimated obligation by $0.3 million during 2002, 2003, and the first, second and third quarters of 2004. This model had been adjusted for the error in the fourth quarter of 2004. Accordingly, the excess warranty obligation of $0.3 million that was originally recorded in 2002 was reversed in 2002, resulting in a $0.3 million reduction of the warranty accrual. Additionally, during the fourth quarter of 2004 additional warranty expense and warranty accrual of $0.3 million were recorded, increasing cost of goods sold by $0.3 million.

We had a $2.0 million prepaid licensing expense that was amortized using a royalty of $1 per unit based on the third party royalty rate established in the license agreement. The prepaid license would be amortized over units of modems sold that incorporated the semiconductor chip beginning in the second quarter of 2002. However, we inadvertently amortized the semiconductor units on a per-unit-produced basis rather than a per-unit-sold basis, in which the semiconductors were incorporated into the modems. In the restatement, we corrected this error and used the useful life method of amortization rather than the third party royalty rate method of amortization, which affected the reported quarters. The adjustments to cost of goods sold were a decrease of $0.8 million in 2003, and increases of $0.5 million and $0.4 million during 2004 and 2005, respectively.

In the fourth quarter of 2004, we calculated our excess and obsolete (E&O) and vendor cancellation (VC) reserves as it related to our CMTS products. In order to remain consistent with our existing policy methodology in determining E&O and VC reserves, we should have recalculated the demand forecast related to CMTS based upon information available in late March prior to filing our Form 10-K for the year ended December 31, 2004. With the then higher re-forecasted demand, the accrued E&O expense was reduced $0.4 million in the fourth quarter of 2004, thereby decreasing cost of goods sold related to CMTS in the first and second quarters of 2005.

Operating Expenses

Our operating expenses in each quarter for the year ended December 31, 2005 were $15.6 million, $13.7 million, $15.7 million and $17.8 million, compared to $22.8 million, $20.7 million, $18.4 million and $19.8 million for the comparable periods in 2004. Research and development and sales and marketing expenses decreased in each of the quarters compared to the same periods in 2004. Research and development expenses decreased primarily due to headcount reductions specific to our decision to cease investment in the CMTS product line, and included the termination of employees in our internal semiconductor division when we sold our modem silicon assets to ATI Technologies, Inc. These decreases were offset by an increase in DVS research and development, particularly in the quarters ended September 30 and December 31, 2005 when we outsourced certain development efforts to third parties. Sales and marketing expenses decreased due to headcount reductions related to our CMTS and HAS product lines. General and administrative expenses mostly remained constant in the quarters ended March 31 and June 30, 2005 compared to the same periods in 2004. General and administrative expenses increased in the quarters ended September 30 and December 31, 2005 compared to the same quarters in 2004. This increase was the result of increased legal expenses related to the independent investigation and restatement, litigation expenses, litigation settlement expenses and general legal expenses.

Changes in certain use of estimates also affected operating expenses in the quarters in 2005 and 2004. We determined our accrual for legal expenses as a part of general and administrative expenses in the fourth quarter of 2004 was over estimated by $0.4 million. As a result, a correcting entry was made to decrease reported general and administrative expenses by $0.4 million in the fourth quarter of 2004 and increase general and administrative expenses by $0.4 million in the first quarter of 2005.

We determined our accrual for bonus expenses in the fourth quarter of 2004 was underestimated by $0.6 million, thus we increased the accrued payroll and related expenses accrual as well as research and development expenses in the fourth quarter of 2004 by $0.6 million. As a result of this correcting entry, research and development expenses in the first quarter of 2005 were reduced by $0.6 million.

We determined that during the fourth quarter of 2004 that we overestimated our Santa Clara County property tax liability by approximately $0.2 million. Correction of this overestimate lowered general and administrative expenses during the fourth quarter of 2004 by $0.2 million and decreased accrued other liabilities in the fourth quarter of 2004.

We reassessed the accounting for the allowance for doubtful accounts and reclassified certain adjustments that were booked in error in 2005 and 2004 and prior periods. In addition, we assessed our former policy of accruing a fixed percentage of revenue to bad debt expense during 2004 and prior periods that contributed to an over-accrual of the allowance for doubtful accounts. In 2004, we adopted a specific reserve methodology for determining required bad debt allowances. The allowance for doubtful accounts was adjusted to reflect implementation of this methodology. The net adjustments to bad debt expense and the allowance for doubtful accounts were a $0.1 million expense reduction in 2003, a $0.6 million increase in expense in 2004, and a $0.9 million increase to expense in the first two quarters of 2005.

During 2001, the Board of Directors approved a restructuring plan of which $1.7 million remained accrued at December 31, 2004 for excess leased facilities in Israel. In the fourth quarter of 2004, we reduced the restructuring reserve $1.4 million largely due to the ability to sublease a portion of the lease obligation. Beginning in 2002, improved real estate market conditions in Israel allowed us to sublease a substantial portion of the restructured Israel facility. However, in 2002, we failed to include in our assessment of the remaining net lease obligation, the ability to continue to generate sublease income and thereby reduce our net lease obligation, and in 2002 increased our Israel restructuring reserve by $1.2 million. During the restatement process, we determined that $1.2 million of the change in estimate recognized in the fourth quarter of 2004 properly related to the year ended December 31, 2002. As a result, we reversed the previously recorded $1.2 million decrease in restructuring reserve in 2004.

During 2004, we determined that we were carrying excess reserves related to received-not-invoiced in the amount of $0.8 million. We amortized this excess reserve by approximately $0.2 million per quarter during 2004. During the restatement, we determined that this excess reserve should have been written-off during 2002. As a result of the restatement, operating expenses during each quarter of 2004 have increased approximately $0.2 million.

Additional Adjustments to Quarterly Financial Statements Resulting from the Restatement

During the first and second quarters of 2004, we recorded increases of $0.7 million to our accounts receivables. These increases arose from a marketing promotion whereby we granted rebates to a customer in exchange for the customer removing a competitor’s product and replacing it with our product. During the third quarter of 2004, we determined that the treatment of the rebates as a contra-receivable was inappropriate under EITF 01-09. Because we should have recorded a liability for these sales incentives, we previously recorded a reclassification of the contra-receivables to accrued other liabilities. Subsequently, we determined that the contra-receivables should have been reclassified to accrued other liabilities during the first and second quarter of 2004. Correction of this error increased accounts receivable and accrued other liabilities in the first and second quarters of 2004 by $0.2 million and $0.5 million, respectively.

During the quarter ended December 31, 2003, we entered into an agreement to consign specific spare parts inventory to a certain customer for the customer’s demonstration and evaluation purposes. The consignment period was to terminate during the quarter ended March 31, 2004, at which time the customer would either purchase or return the spare parts inventory to us. During the quarter ended March 31, 2004, we notified the customer that the consignment period terminated and in accordance with the agreement, the customer should either return or purchase the spare parts inventory. We did not receive a reply and subsequently invoiced the customer for the spare parts inventory in the quarter ended March 31, 2004. During the quarter ended June 30, 2004, the customer agreed to purchase a portion of the spare parts inventory and returned the remaining spare parts inventory to us. Accordingly, for the quarter ended June 30, 2004, we issued the customer a credit memo for the amount of the sale that was invoiced in the quarter ended March 31, 2004 and was the entire amount originally consigned to the customer. During the course of the restatement, it was determined that at March 31, 2004, accounts receivable was overstated by $0.9 million. Inventory was understated by $0.5 million and both deferred revenue and deferred cost of goods sold were overstated by $0.9 million and $0.5 million, respectively. As a result, the consolidated balance sheets for the quarters ended at March 31, 2004 and June 30, 2004 were appropriately revised to correct this error.

In July 2000, we issued $500.0 million of Notes resulting in net proceeds to us of approximately $484.0 million. The Notes were convertible into shares of our common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. The Notes contained an embedded derivative (Issuer Call Option) that allowed us to redeem some or all of the Notes at any time on or after October 24, 2000 and before August 7, 2003 at a redemption price of $1,000 per $1,000 principal amount of the Notes, plus accrued and unpaid interest, if the closing price of our stock exceeded 150% of the conversion price, or $126.01, for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of the mailing of the redemption notice. In addition, upon redemption, we were also required to make cash payment of $193.55 per $1,000 principal amount of the Notes less the amount of any interest actually paid on the Notes prior to redemption. Thereafter, we had the option to redeem the Notes at any time on or after August 7, 2003 at specified prices plus accrued and unpaid interest. In 2001 and 2002, we repurchased approximately $435.0 million of the Notes. On March 21, 2006, we paid off the entire principal amount of the outstanding Notes, including all accrued and unpaid interest and related fees, for a total of $65.6 million.

During the restatement process, we determined that the Issuer Call Option under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” represented an embedded derivative that was not clearly and closely related to the host contract and therefore needed to be bifurcated from the Notes and valued separately. Based on a separate valuation that included the Black-Scholes valuation methodologies, we assigned a valuation of $11.9 million to the Issuer Call Option. As a result, at the time the Notes were issued in July 2000, we should have created an asset to record the value of the Issuer Call Option for $11.9 million and create a bond premium to the Notes for $11.9 million. The asset value would then be marked to market at the end of each accounting period and the bond premium would be amortized against interest expense at the end of each accounting period. Due to the decrease in the price of our common stock, we wrote off the asset related to the Issuer Call Option in 2000. Additionally, as part of the bond repurchase activity in 2001 and 2002, we needed to recognize an additional gain from the retirement of the bond premium associated with the Issuer Call Option of $7.0 million in 2001 and $1.9 million in 2002. As a result of the large reported net loss of $557.1 million in 2001, we determined the $7.0 million non-cash gain on the early retirement of the premium to be immaterial to 2001 financial results. Including the impact of the Notes repurchasing activity in 2001 and 2002 that reduced the face value of Notes from $500.0 million to $65.1 million, we recorded a reduction to interest expense of approximately $55,000 in each quarter during the years ended December 31, 2003, 2004 and 2005 to amortize the remaining bond premium.

During 2002, we recorded $0.5 million of balance sheet reclassification entries in order to reconcile fixed assets to the fixed asset sub-ledger, which established a contra-fixed asset account. Subsequently, in 2003 we wrote off $0.5 million of impaired and disposed assets against the contra-fixed asset account. Upon review of the accounting treatment, we determined that the proper accounting should have been to record the adjustments for the reconciliation of the fixed asset accounts as a gain in 2002 rather than establishing a contra-fixed asset account. As a result of this correction, fixed assets and other income during 2002 have increased $0.5 million, and fixed assets and other income during the second and fourth quarters of 2003 have decreased $0.2 million and $0.2 million, respectively.

During 2003, 2004 and 2005 we maintained liabilities as a result of our restructuring obligations. We determined that certain classifications of these liabilities as short-term and long-term should be corrected. During the fourth quarter of 2003 and first quarter of 2004, we reclassified approximately $1.7 million and $0.9 million, respectively, of restructuring obligations from short-term to long-term liabilities. During the second, third, and fourth quarters of 2004, we reclassified approximately $0.1 million, $0.4 million and $2.0 million, respectively, of restructuring obligations from long-term to short-term liabilities. In the first quarter of 2005, we reclassified approximately $0.2 million of restructuring obligations from long-term to short-term liabilities.

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

Liquidity and Capital Resources

At December 31, 2005, we had approximately $101.3 million in cash, cash equivalents and short-term investments ($28.9 million in cash and cash equivalents and $72.4 million in short-term investments) as compared to approximately $97.7 million at December 31, 2004 and $138.6 million at December 31, 2003. As of September 30, 2006, we had approximately $27.5 million in cash, cash equivalents and short-term investments.

The increase in cash, cash equivalents and short-term investments from December 31, 2004 to December 31, 2005 was primarily related to the sale of certain assets to ATI Technologies, Inc. (ATI). In the first quarter of 2005, we received $8.6 million for the sale of certain of our cable modem semiconductor assets to ATI. In the second quarter of 2005, ATI paid us an additional $2.5 million for meeting certain milestones. In July 2006, we received $1.1 million from ATI when it released the funds held in escrow in June 2006. Despite receiving cash payments for the sale of assets to ATI, we did not recognize the gain on the ATI transaction until the quarter ended June 30, 2006 when all milestones under the agreement had been completed. In the quarter ended June 30, 2006, we recognized the gain based upon the completion of milestones and the termination of the supply arrangement between us and ATI. In 2004, we received $0.3 million from the sale of three of our Israeli entities. In 2003, we received $0.6 million for the sale of assets to Verilink.

Cash from operating activities for the year ended December 31, 2005 was $2.6 million compared to a usage of $39.7 million in the year ended December 31, 2004. In 2005, the net loss of $27.0 million was offset by a net contribution of cash of $8.0 million from accounts receivable, $4.0 million from inventory and a $12.6 million increase in deferred revenue. In 2004, contributing to the $39.7 million usage of cash were the net loss of $47.1 million, a $11.9 million in increased inventory and a $17.4 million reduction in accounts payable offset by a $11.6 million non-cash inventory provision, a $8.4 million decrease in accounts receivable and an $11.9 million increase in deferred revenues. In 2003, contributing to the $67.5 million usage of cash were the net loss of $56.2 million, a $13.0 million increase in inventory and a $6.2 million increase in accounts receivable offset by a $6.9 million decrease in other assets, $4.0 million non-cash inventory provision and a $3.7 million increase in deferred revenues.

Cash usage from investing activities for the year ended December 31, 2005 was $19.6 million compared to cash provided of $50.8 million in the year ended December 31, 2004. Cash provided by financing activities was $3.1 million and $1.6 million for the years ended December 31, 2005 and 2004, respectively, primarily due to proceeds from the exercise of stock options. In the year ended December 31, 2003, cash usage from investing activities was $22.6 million and cash provided by financing was $2.0 million.

On November 7, 2005, we announced that the filing of our periodic report on Form 10-Q for the quarter ending on September 30, 2005 would be delayed pending completion of the accounting review. We were required under our Indenture, dated July 26, 2000 (Indenture), to file with the Commission and the trustee of our Notes all reports, information and other documents required pursuant to Section 13 or 15(d) of the Exchange Act. On January 12, 2006, holders of more than 25% of the aggregate principal amount of the Notes, in accordance with the terms of the Indenture, provided written notice to us that we were in default under the Indenture based on our failure to file our Form 10-Q for the quarter ending September 30, 2005. We were unable to cure the default within 60 days of the written notice, March 13, 2006, which triggered an Event of Default under the Indenture. The Event of Default enabled the holders of at least 25% in aggregate principal amount of Notes outstanding to accelerate the maturity of the Notes by written notice and declare the entire principal amount of the Notes, together with all accrued and unpaid interest thereon, to be due and payable immediately. On March 16, 2006, we received a notice of acceleration from holders of more than 25% of the aggregate principal amount of the Notes. On March 21, 2006, we paid in full the entire principal amount of the outstanding Notes, including all accrued and unpaid interest thereon and related fees, for a total of $65.6 million.

Including the early repayment of the Notes, we currently believe that our current unrestricted cash, cash equivalents, and short term investment balances will be sufficient to satisfy our cash requirements for at least the next 12 months. In order to achieve profitability in the future, we will need to increase revenues, primarily through sales of more profitable products, and decrease costs. These statements are forward-looking in nature and involve risks and uncertainties. Actual results may vary as a result of a number of risk factors, including those discussed in Item 1A — Risk Factors. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated cash requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, and financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. We cannot assure that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
		Less Than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years

Unconditional purchase obligations	$12.1	$12.1	$—	$—	$—
Long-term debt	65.1	—	65.1	—	—
Operating lease obligations	12.2	3.4	6.3	2.5	—
Aircraft lease obligation	1.6	1.5	0.1	—	—

Total	$91.0	$82.1	$6.4	$2.5	$—

We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of December 31, 2005, we had approximately $12.1 million of purchase obligations, of which $1.5 million is included in our Consolidated Balance Sheets as accrued vendor cancellation charges, and the remaining $10.6 million is attributable to open purchase orders. The remaining open purchase order obligations are expected to become payable at various times through 2006. However, in March 2006, the Company paid off the principal amount of the outstanding Notes, which was $65.1 million.

Other commercial commitments, primarily required to support operating leases, are as follows (in millions):

	Amount of Commitment Expiration per Period
		Less Than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years

Deposits	$8.2	$0.7	$7.5	$—	$—
Standby letters of credit	0.5	0.2	—	0.3	—

Total	$8.7	$0.9	$7.5	$0.3	$—

In 2002, we entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was secured by a $9.0 million letter of credit. The letter of credit was reduced to $7.5 million in February 2003. During 2004, the $7.5 million letter of credit was converted to a cash deposit. This lease commitment is included in the table above. In March 2004, in connection with our worldwide restructuring, we notified the lessor of our intentions to locate a purchaser for our remaining obligations under this lease. In August 2004, we subleased the corporate aircraft through December 2006.

Critical Accounting Policies

We consider certain accounting policies related to revenue recognition, allowance for doubtful accounts, inventory valuation, warranty reserves, restructuring, contingencies and income taxes to be critical policies due to the estimation processes involved in each. We discuss each of our critical accounting policies, in addition to certain less significant accounting policies, with senior members of management and the audit committee, as appropriate.

Revenue Recognition

In accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” (SAB 101), as amended by SAB 104, for all products and services, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services are rendered, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is not recognized until all acceptance criteria have been met. Contracts and customer purchase orders are used to determine the existence of an arrangement. Delivery occurs when product is delivered to a common carrier. Certain products are delivered on a free-on-board (FOB) destination basis and the Company does not recognize revenue associated with these transactions until the delivery has occurred to the customers’ premises. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

In establishing its revenue recognition policies for our products, we assess software development efforts, marketing and the nature of post contract support (PCS). Based on its assessment, we determined that the software in the HAS and CMTS products is incidental and therefore, we recognize revenue on HAS and CMTS products under SAB 101, as specifically amended by SAB 104. Additionally, based on our assessment of the DVS products, we determined that software was more than incidental, and therefore, we recognize revenue on the DVS products under American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2) and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1).

We determined that the software in the DVS products is more than incidental because the DVS platforms contained multiple embedded software applications, the software is actively marketed and we have a practice of providing upgrades and enhancements for the software to its existing users periodically. While the software is not sold on a stand-alone basis with the ability to operate on a third party hardware platform, the software is marketed and sold separately in the form of software license keys to activate embedded software applications. Additionally, as part of our customer support contracts, we routinely provide our customers with unspecified software upgrades and enhancements.

When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. In order to recognize revenue from individual elements within a multiple element arrangement under SOP 97-2, we must establish vendor specific objective evidence (VSOE) of fair value for each element.

Prior to 2006, for DVS products, we determined that we did not establish VSOE of fair value for the undelivered element of PCS, which required us to recognize revenue and the cost of goods sold of both the hardware element and PCS element ratably over the period of the customer support contract. We amortized the cost of goods sold for DVS products ratably over the period of the customer support contract. Revenue and the related cost of goods sold for DVS products that contain multiple element arrangements in each quarter of 2003, 2004 and 2005 were restated to reflect this accounting policy.

Beginning in the first quarter of 2006, we determined that we established VSOE of fair value of the PCS element for DVS product sales as a result of maintaining consistent pricing practices for PCS, including consistent pricing of renewal rates for PCS. For DVS products sold beginning in 2006 that contain a multiple element arrangement, we recognize revenue from the hardware component when all criteria of SAB 104 and SOP 97-2 have been met and revenue related to PCS element ratably over the period of the PCS.

We sell our products directly to broadband service providers, and to a lesser extent, resellers. Revenue arrangements with resellers are recognized when product meets all criteria of SAB 104 and SOP 97-2.

Deferred Revenue, Deferred Cost of Goods Sold

Deferred revenue and deferred cost of goods sold are a result of our recognizing revenues on the DVS under SOP 97-2. Under SOP 97-2, we must establish VSOE of fair value for each element of a multiple element arrangement. Until the first quarter of 2006, we did not establish VSOE of fair value for PCS when PCS was sold as part of a multiple element arrangement. As such, for DVS products sold with PCS, revenue and the cost of goods sold related to the delivered element, the hardware component, were deferred and recognized ratably over the period of the PCS.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and generally require no collateral. We evaluate our trade receivables based upon a combination of factors. Credit losses have historically been within management’s expectations. When we become aware of a customer’s inability to pay, such as in the case of bankruptcy or a decline in the customer’s operating results or financial position, we record an allowance to reduce the related receivable to an amount we reasonably believe is collectible. We maintain an allowance for potentially uncollectible accounts receivable based on an estimate of collectibility. We assess collectibility based on a number of factors, including history, the number of days an amount is past due (based on invoice due date), changes in credit ratings of customers, current events and circumstances regarding the business of our clients’ customers and other factors that we believe are relevant. If circumstances related to a specific customer change, our estimates of the recoverability of receivables could be further reduced. In addition, during the restatement, we made other adjustments to the allowance for doubtful accounts to offset the accounts receivable and related reserve related to customers who were granted extended payment terms, experiencing financial difficulties or where collectibility was not reasonably assured. Accordingly, we classify these customers as those with “extended payment terms” or with “collectibility issues.” At December 31, 2005 and 2004, the allowance for potentially uncollectible accounts was $2.8 million and $2.3 million, respectively.

Inventory Valuation

We value inventory at the lower of cost or market in accordance with Chapter 3 of Accounting Research Bulletin No. 43. Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, generally six months or less as well as product lifecycle and product development plans. Given the rapid technological change in the technology and communications equipment industries as well as significant, unpredictable changes in capital spending by our customers, we believe that assessing the value of inventory using generally a six-month time horizon is appropriate.

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

We record losses on commitments to purchase inventory in accordance with Statement 10 of Chapter 4 of Accounting Research Bulletin No. 43. We accrue for vendor cancellation charges (which increase cost of goods sold) which represent management’s estimate of our financial exposure to vendors should our management curtail or cease production of certain products or terminate a vendor or supplier agreement. Estimates of exposure are determined using vendor inventory data. Should we change our short-term manufacturing plans such that further products or components would no longer be used, additional vendor cancellation charges may occur. If product is received and booked into inventory for which a vendor cancellation reserve had been previously established, the vendor cancellation reserve attributable to this inventory is transferred to the reserve for excess and obsolete inventory. At December 31, 2005, accrued vendor cancellation charges were $1.5 million, which are expected to become payable in the next three to six months. From time to time we have been able to reverse portions of our vendor cancellation accrual as we were able to negotiate downward certain vendor cancellation charges. Such reversals of vendor cancellation charges cause a decrease in cost of goods sold in the period during which such charges are reversed. For the year ended December 31, 2005, we reversed nominal amounts of vendor cancellation charges accrued at December 31, 2004. For the years ended December 31, 2004 and 2003, we reversed $2.4 million and $5.6 million, respectively, of vendor cancellation charges accrued at December 31, 2003 and 2002, as a result of favorable negotiations with vendors and revised forecasts of demand.

Warranty Reserves

We provide a standard warranty for most of our products, ranging from one to five years from the date of purchase. We provide for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our estimate of costs to service our warranty obligations is based on historical experience and our expectation of future conditions. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revision to the warranty liability would be required, resulting in decreased gross profits. Warranty reserves totaled $2.9 million and $4.7 million, for the years ended December 31, 2005 and 2004, respectively.

Restructuring and Other Related Charges

During 2004, 2003, 2002 and 2001, we implemented restructuring programs to focus and streamline our business and reduce operating expenses. In connection with these programs, we reduced headcount, abandoned facilities and wrote off inventory. As a result of these actions, we recorded restructuring and other related charges primarily consisting of cash severance payments made to terminated employees, lease payments related to property abandoned as a result of our facilities consolidation and lease payments related to an aircraft lease. Each reporting period, we review these estimates based on the execution of our restructuring plans and changing market conditions, such as the real estate market and other assumptions and, as needed, record appropriate adjustments. To the extent that these assumptions change, the ultimate restructuring expenses could vary.

Contingencies

We are subject to proceedings, lawsuits and other claims related to labor, acquisitions and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. In order to establish any reserve for contingent obligations, the contingent obligation must be probable and quantifiable. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters, any of which may result in higher net loss.

Income Taxes

We determine our provision for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the realizability of our deferred tax assets by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. The ultimate realization of our net deferred tax assets will require profitability. We have assessed the future profit plans and tax planning strategies together with the years of expiration of carryforward benefits, and have concluded that the deferred tax assets will be not be currently realized and have recorded a valuation allowance against the entire amount of the deferred tax assets. Should our operating performance improve future assessments could conclude that a reduction to the valuation allowance will be needed to reflect deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151), which revised Accounting Research Bulletin (ARB) 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criteria specified in ARB 43. In addition, SFAS 151 requires the allocation of fixed production overhead to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123(R), “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion (APB) 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123(R) requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. In April 2005, the Commission announced that the accounting provisions of SFAS 123(R) are to be applied in the first quarter of the year beginning after June 15, 2005. As a result, we are now required to adopt SFAS 123(R) in the quarter ended March 31, 2006. The non-GAAP (pro forma) disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2, “Summary of Significant Accounting Policies,” to Consolidated Financial Statements for information related to the non-GAAP (pro forma) effects on our reported net income and net earnings per share. In the future, the adoption may have a significant adverse impact on our results of operations.

In March 2005, the Commission issued SAB 107, “Share-Based Payment.” SAB 107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement includes guidance related to share-based payment awards with non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with share-based payment awards and accounting for the income tax effects of share-based payment awards upon the adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB 20, “Accounting Changes” (APB 20), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on our financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). Specifically, SFAS 155 amends SFAS 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS 155 amends SFAS 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS 155 is not expected to have a material impact on our results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (SFAS 156), to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS 140. Additionally, SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. The adoption of SFAS 156 is not expected to have a material impact on our results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) — an interpretation of FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether or not to file in a particular jurisdiction. FIN 48 is effective for years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued Statement SFAS No. 157, “Fair Value Measurements” (SFAS 057), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), an amendment of FASB Statement No. 87, 88, 106 and 132(R) (SFAS 158). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on their balance sheets, starting with balance sheets as of December 31, 2006 if they are calendar year-end public company. SFAS 158 also changed certain disclosures related to benefit plans. The adoption of SFAS 158 is not expected to have a material impact on our results of operations or financial position.

In September 2006, the Commission released Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required as long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified short-term investments, consisting primarily of investment grade securities, substantially all of which mature within the next twenty-four months. A hypothetical 50 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities.

Foreign Currency Risk.  A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions from Belgium, United Kingdom, Hong Kong and Canada. If foreign currency rates were to fluctuate by 10% from the rates at December 31, 2005, our financial position, results of operations and cash flows would not be materially affected. However, we cannot guarantee that there will not be a material impact in the future.

Item 8.	Financial Statements and Supplementary Data

TERAYON COMMUNICATION SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Terayon Communication Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Terayon Communication Systems, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2005. We have also audited the schedule listed in the accompanying Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terayon Communication Systems, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the effectiveness of Terayon Communication Systems, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 6, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

As described in Note 3, the Company has restated its previously issued consolidated financial statements for the years ended December 31, 2004 and 2003.

/s/ Stonefield Josephson, Inc.

San Francisco, California
December 6, 2006

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2005	2004
		(as restated)(1)

ASSETS
Current assets:
Cash and cash equivalents	$28,867	$43,218
Short-term investments	72,434	54,517
Accounts receivable, net of allowance for doubtful accounts	9,879	18,559
Other current receivables	1,606	1,044
Inventory, net	10,915	17,666
Other current assets	6,778	3,516

Total current assets	130,479	138,520
Property and equipment, net	3,915	5,854
Restricted cash	332	1,241
Other assets, net	11,922	11,366

Total assets	$146,648	$156,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,036	$7,846
Accrued payroll and related expenses	2,105	4,493
Deferred revenues	13,952	4,965
Deferred gain on asset sale	8,631	—
Accrued warranty expenses	2,887	4,670
Accrued restructuring and executive severance	1,305	3,744
Accrued vendor cancellation charges	1,508	521
Accrued other liabilities	6,287	3,873
Interest payable	1,356	1,356
Current portion of subordinated convertible notes	65,367	—

Total current liabilities	108,434	31,468
Long-term obligations	1,455	2,076
Accrued restructuring and executive severance	1,381	1,822
Long-term deferred revenue	14,721	11,084
Convertible subordinated notes	—	65,588

Total liabilities	125,991	112,038

Commitments and contingencies (Notes 9 and 17)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value, 200,000,000 shares authorized
Issued — 77,794,186 in 2005 and 76,453,074 in 2004
Outstanding — 77,638,177 in 2005 and 76,297,065 in 2004	78	76
Additional paid-in capital	1,086,817	1,083,709
Accumulated deficit	(1,062,438)	(1,035,487)
Treasury stock, at cost; 156,009 shares	(773)	(773)
Accumulated other comprehensive loss	(3,027)	(2,582)

Total stockholders’ equity	20,657	44,943

Total liabilities and stockholders’ equity	$146,648	$156,981

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
		(as restated)(1)	(as restated)(1)

Revenues	$90,664	$136,484	$130,187
Cost of goods sold	55,635	101,887	103,835

Gross profit	35,029	34,597	26,352
Operating expenses:
Research and development	17,650	33,199	42,634
Sales and marketing	22,534	24,145	26,781
General and administrative	20,356	12,039	11,934
Restructuring charges, executive severance and asset write-offs	2,257	12,336	2,803

Total operating expenses	62,797	81,719	84,152

Loss from operations	(27,768)	(47,122)	(57,800)
Interest expense, net	(189)	(1,090)	(141)
Other income, net	1,155	1,031	2,032

Loss before income tax benefit (expense)	(26,802)	(47,181)	(55,909)
Income tax benefit (expense)	(149)	76	(316)

Net loss	$(26,951)	$(47,105)	$(56,225)

Basic and diluted net loss per share	$(0.35)	$(0.62)	$(0.76)

Shares used in computing basic and diluted net loss per share	77,154	75,751	74,074

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
			Additional			Other			Total
	Common Stock		Paid-in	Accumulated	Deferred	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Loss	Shares	Amount	Equity

Balance at December 31, 2002 (as restated)(1)	73,069,519	$73	$1,078,143	$(932,157)	$(25)	$(3,071)	156,009	$(773)	$142,190
Exercise of option for cash to purchase common stock	592,672	1	2,530						2,531
Revaluation of options to non-employees			50		(50)
Amortization of deferred compensation					53				53
Issuance of restricted common stock from stock option plan for services	9,600		70						70
Issuance of common stock for employee stock purchase plan	1,202,210	1	1,196						1,197
Issuance of warrant to purchase common stock			45						45
Comprehensive loss:
Increase to unrealized gain on short-term investments						(470)			(470)
Cumulative translation adjustment						1,172			1,172
Net loss				(56,225)					(56,225)

Comprehensive loss									(55,523)

Balance at December 31, 2003 (as restated)(1)	74,874,001	75	1,082,034	(988,382)	(22)	(2,368)	156,009	(773)	90,563
Exercise of option for cash to purchase common stock	225,645		494						494
Revaluation of options to non-employees			(5)		5
Amortization of deferred compensation					17				17
Issuance of common stock for employee stock purchase plan	1,197,419	1	1,186						1,187
Comprehensive loss:
Increase to unrealized gain on short-term investments						(520)			(520)
Cumulative translation adjustment						307			307
Net loss				(47,105)					(47,105)

Comprehensive loss									(47,319)

Balance at December 31, 2004 (as restated)(1)	76,297,065	76	1,083,709	(1,035,487)		(2,582)	156,009	(773)	44,943
Exercise of option for cash to purchase common stock	1,341,112	2	3,056						3,058
Accelerated vesting of stock options			52						52
Comprehensive loss:
Increase to unrealized gain on short-term investments						16			16
Cumulative translation adjustment						(461)			(461)
Net loss				(26,951)					(26,951)

Comprehensive loss									(27,396)

Balance at December 31, 2005	77,638,177	$78	$1,086,817	$(1,062,438)	$—	$(3,027)	156,009	$(773)	20,657

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
		(as restated)(1)	(as restated)(1)

Cash flows from operating activities:
Net loss	$(26,951)	$(47,105)	$(56,225)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,148	5,860	9,222
Amortization of subordinated convertible notes premium	(221)	(221)	(221)
Amortization of deferred compensation	—	17	53
Accretion of discounts on short-term investments	(114)	(107)	(440)
Realized gains on sales of short-term investments	—	(2)	(127)
Inventory provision	2,732	11,550	4,025
Provision for doubtful accounts	132	590	120
Restructuring provision	2,068	6,513	2,184
Write-off of fixed assets	602	3,045	819
Warranty provision	(165)	3,075	2,353
Vendor cancellation provision	1,143	387	1,362
Compensation expense for issuance of common stock	—	—	70
Value of common and preferred stock warrants issued	—	—	45
Changes in operating assets and liabilities:
Accounts receivable, net	7,986	8,404	(6,200)
Inventory	4,019	(11,939)	(13,045)
Other assets	5,722	403	6,911
Accounts payable	(2,810)	(17,440)	2,129
Accrued payroll and related expenses	(2,829)	(1,984)	310
Deferred revenues	12,624	11,852	3,700
Accrued warranty expense	(1,618)	(3,634)	(5,451)
Accrued restructuring charges	(4,507)	(4,355)	(4,258)
Accrued vendor cancellation charges	(156)	(2,735)	(11,448)
Accrued other liabilities	1,793	(1,830)	(3,404)

Net cash provided by (used in) operating activities	2,598	(39,656)	(67,516)

Cash flows from investing activities:
Purchases of short-term investments	(44,707)	(89,957)	(253,033)
Proceeds from sales and maturities of short-term investments	26,919	143,480	234,101
Purchases of property and equipment	(1,811)	(2,700)	(3,646)

Net cash provided by (used in) investing activities	(19,599)	50,823	(22,578)

Cash flows from financing activities:
Principal payments on capital leases	—	(126)	(1,697)
Debt extinguishment of convertible debt	—	—	—
Proceeds from issuance of common stock	3,110	1,682	3,728

Net cash provided by financing activities	3,110	1,556	2,031

Effect of foreign currency exchange rate changes	(460)	307	1,172
Net decrease in cash and cash equivalents	(14,351)	13,030	(86,891)
Cash and cash equivalents at beginning of year	43,218	30,188	117,079

Cash and cash equivalents at end of year	$28,867	$43,218	$30,188

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$168	$175	$194

Cash paid for interest	$3,254	$3,268	$3,262

Deferred compensation relating to common stock issued to non-employees	$—	$17	$53

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization

Description of Business

Terayon Communication Systems, Inc. (Company) was incorporated under the laws of the State of California on January 20, 1993. In June 1998, the Company reincorporated in the State of Delaware.

The Company develops, markets and sells digital video equipment to network operators and content aggregators who offer video services.

In 2004, the Company refocused to make digital video the core of its business. As part of this strategic refocus, the Company elected to continue selling its home access solutions (HAS) product, including cable modems, embedded multimedia terminal adapters (eMTA) and home networking devices, but ceased future investment in its cable modem termination systems (CMTS) product line. In January 2006, the Company announced it was discontinuing its HAS product line.

Note 2.	Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ from those estimates. Areas that are particularly significant include the Company’s revenue recognition policy, the valuation of its accounts receivable and inventory, warranty obligations, accrued vendor cancellation charges, the assessment of recoverability and the measurement of impairment of fixed assets, and the recognition of restructuring liabilities.

Foreign Currency Translation

The Company records the effect of foreign currency translation in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive loss in stockholders’ equity. Realized foreign currency transaction gains and losses are included in results of operations as incurred.

Treasury Stock

The Company accounts for treasury stock under the cost method and discloses treasury stock as a separate line item in the shareholders’ equity section of the consolidated balance sheet.

Concentrations of Credit Risk, Customers, Suppliers and Products

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. Credit losses have historically been within management’s expectations. The Company maintains an allowance for potentially uncollectible accounts receivable based on an assessment of collectibility. The Company assesses

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collectibility based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), changes in credit ratings of customers, current events and circumstances regarding the business of the Company’s clients’ customers and other factors that the Company believes are relevant. At December 31, 2005 and 2004, the allowance for potentially uncollectible accounts was $2.8 million and $2.3 million, respectively. A relatively small number of customers account for a significant percentage of the Company’s revenues and accounts receivable. The Company expects the sale of its products to a limited number of customers and resellers to continue to account for a high percentage of revenues.

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

The Company invests its excess cash in debt instruments of governmental agencies, and corporations with credit ratings of AA/AA or better, or A1/P1 or better, respectively. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

Revenue Recognition

In accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” (SAB 101), as amended by SAB 104, for all products and services, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services were rendered, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is not recognized until all acceptance criteria have been met. Contracts and customer purchase orders are used to determine the existence of an arrangement. Delivery occurs when product is delivered to a common carrier. Certain products are delivered on a free-on-board (FOB) destination basis and the Company does not recognize revenue associated with these transactions until the delivery has occurred to the customers’ premises. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

In establishing its revenue recognition policies for its products, the Company assesses software development efforts, marketing and the nature of post contract support (PCS). Based on its assessment, the Company determined that the software in the HAS and CMTS products is incidental and therefore, the Company recognizes revenue on HAS and CMTS products under SAB 101, as specifically amended by SAB 104. Additionally, based on its assessment of the DVS products, the Company determined that software was more than incidental, and therefore, the Company recognizes revenue on the DVS products under American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2) and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1).

The Company determined that the software in the DVS products is more than incidental because the DVS platforms contained multiple embedded software applications, the software is actively marketed and the Company has a practice of providing upgrades and enhancements for the software to its existing users periodically. While the software is not sold on a stand-alone basis with the ability to operate on a third party hardware platform, the software is marketed and sold separately in the form of software license keys to activate embedded software applications. Additionally, as part of the Company’s customer support contracts, the Company routinely provides its customers with unspecified software upgrades and enhancements.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately. In order to recognize revenue from individual elements within a multiple element arrangement under SOP 97-2, the Company must establish vendor specific objective evidence (VSOE) of fair value for each element.

Prior to 2006, for the DVS product, the Company determined that it did not establish VSOE of fair value for the undelivered element of PCS, which required the Company to amortize the sale price of both the hardware element and PCS element ratably over the period of the customer support contract. The Company amortized the cost of goods sold for the DVS product ratably over the period of the customer support contract. Revenue and the related cost of goods sold for DVS products that contain multiple element arrangements in each quarter of 2003, 2004 and 2005 were deferred and recognized ratably over the contract service period.

Beginning in the first quarter of 2006, the Company determined that it established VSOE of fair value of the PCS element for DVS product sales as a result of maintaining consistent pricing practices for PCS, including consistent pricing of renewal rates for PCS. For DVS products sold beginning in 2006 that contain a multiple element arrangement, the Company recognizes revenue from the hardware component when all criteria of SAB 104 and SOP 97-2 have been met and revenue related to PCS element ratably over the period of the PCS.

The Company sells its products directly to broadband service providers, and to a lesser extent, resellers. Revenue arrangements with resellers are recognized when product meets all criteria of SAB 104 and SOP 97-2.

Deferred Revenue, Deferred Cost of Goods Sold

Deferred revenue and deferred cost of goods are a result of the Company recognizing revenues on the DVS under SOP 97-2. Under SOP 97-2, the Company must establish VSOE of fair value for each element of a multiple element arrangement. Until the first quarter of 2006, the Company did not establish VSOE of fair value for PCS when PCS was sold as part of a multiple element arrangement. As such, for DVS products sold with PCS, revenue and the cost of goods sold related to the delivered element, the hardware component, were deferred and recognized ratably over the period of the PCS.

Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and generally require no collateral. The Company evaluates its trade receivables based upon a combination of factors. Credit losses have historically been within management’s expectations. When the Company becomes aware of a customer’s inability to pay, such as in the case of bankruptcy or a decline in the customer’s operating results or financial position, it records an allowance to reduce the related receivable to an amount it reasonably believes is collectible. The Company maintains an allowance for potentially uncollectible accounts receivable based on an estimate of collectibility. The Company assesses collectibility based on a number of factors, including history, the number of days an amount is past due (based on invoice due date), changes in credit ratings of customers, current events and circumstances regarding the business of its clients’ customers and other factors that it believes are relevant. If circumstances related to a specific customer change, its estimates of the recoverability of receivables could be further altered. In addition, during the restatement, the Company made other adjustments to the allowance for doubtful accounts to offset the accounts receivable and related reserve related to customers who were granted extended payment terms, experiencing financial difficulties or where collectibility was not reasonably assured. Accordingly, the Company classifies these customers as those with “extended payment terms” or with “collectibility issues.”

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Expenses

With the exception of the series of contractual arrangements with Thomson entered into to develop a customized product, research and development expenses are charged to expense as incurred. As a part of the restatement, the Company recognized revenue under this series of contractual arrangements in accordance with SOP 97-2, SAB 104 and SOP 81-1. As a result, all revenue and research and development expenses associated with the contract were recognized in the quarter ended December 31, 2005. The Company generally does not engage in project based contracts with its customers that may result in the future of the deferral of research and development expenditures.

Shipping and Handling Costs

Costs related to shipping and handling are included in cost of goods sold for all periods presented.

Advertising Expenses

The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003 were $0.6 million, $0.1 million, and $0.1 million, respectively.

Net Loss Per Share

Shares used in the calculation of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
		(as restated)(1)	(as restated)(1)

Net loss	$(26,951)	$(47,105)	$(56,225)

Basic and diluted net loss per share	$(0.35)	$(0.62)	$(0.76)

Shares used in computing basic and diluted net loss per share	77,154	75,751	74,074

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Options to purchase 13,031,986, 16,802,838 and 17,463,959 shares of common stock were outstanding at December 31, 2005, 2004 and 2003, respectively, and warrants to purchase 200,000 shares of common stock were outstanding at December 31, 2003. These common stock equivalents were not included in the computation of diluted net loss per share since the effect would have been anti-dilutive. There were no warrants outstanding at December 31, 2005 and 2004.

Cash, Cash Equivalents and Short-Term Investments

The Company invests its excess cash in money market accounts and debt instruments and considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents. Investments with an original maturity at the time of purchase of over three months are classified as short-term investments regardless of maturity date as all investments are classified as available-for-sale and can be readily liquidated to meet current operational needs.

The Company determines impairment related to its debt and equity investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and Staff Accounting Bulletin (SAB) 59, “Accounting for Noncurrent Marketable Equity Securities,” which provide guidance on determining

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when an investment is other-than-temporarily impaired. Applying this guidance requires judgment. In making this judgment, the Company evaluates, among other factors, the duration and extent to which the fair value of an investment is less than its cost, the financial health of and business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financing cash flow, available financial information and the Company’s intent and ability to hold the investment. The Company also relies upon guidance from Financial Accounting Standards Board (FASB), Emerging Issues Task Force (EITF) 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” in determining possible impairment as it relates to its debt investments. As of December 31, 2005, the Company had $0.5 million in unrealized losses on cash, cash equivalents and short term investments in Other Comprehensive Loss on the Consolidated Balance Sheet. The unrealized losses relating to investments in federal agency securities were caused by interest rate increases. The Company purchased these securities at par, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005. Further the Company has a history of holding these types of investments to maturity and assesses this issue quarterly.

The Company’s short-term investments, which consist primarily of commercial paper, U.S. government and U.S. government agency obligations and fixed income corporate securities are classified as available-for-sale and are carried at fair market value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company had no material investments in short-term equity securities at December 31, 2005 and 2004.

Other Current Receivables

As of December 31, 2005 and 2004, other current receivables are primarily composed of interest, taxes, and non-trade receivables, and included approximately $0.2 million and $0.2 million, respectively, due from contract manufacturers for raw materials purchased from the Company.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	Year Ended December 31,
	2005	2004
		(as restated)(1)

Raw materials	$58	$1,113
Work-in-process	—	1,500
Finished goods	10,857	15,053

Total	$10,915	$17,666

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

The Company records losses on commitments to purchase inventory in accordance with Statement 10 of Chapter 4 of Accounting Research Bulletin No. 43. The Company’s policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires it to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, generally six months or less as well

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as product lifecycle and product development plans. Given the rapid change in the technology and communications equipment industries as well as significant, unpredictable changes in capital spending by the Company’s customers, the Company believes that assessing the value of inventory using generally a six-month time horizon is appropriate.

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

Other Current Assets

Other current assets consists of various prepaid assets and deposits and includes $3.4 million and $1.5 million for deferred cost of goods sold for years ended December 31, 2005 and 2004, respectively.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives, generally three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases. The recoverability of the carrying amount of property and equipment is assessed based on estimated future undiscounted cash flows, and if an impairment exists, the charge to operations is measured as the excess of the carrying amount over the fair value of the assets. Based upon this method of assessing recoverability, the Company recorded $0.1 million, $2.5 million and $0.5 million, respectively, in asset impairments primarily related to restructuring activities for the years ended December 31, 2005, 2004 and 2003.

Property and equipment are as follows (in thousands):

	Year Ended
	December 31,
	2005	2004
		(as restated)(1)

Software and computers	$11,117	$21,415
Furniture and fixtures	357	995
Office and equipment	175	171
Leasehold improvements	2,455	5,021
Machinery and equipment	14,231	20,472

Property and equipment	28,335	48,074
Accumulated depreciation and amortization	(24,420)	(42,220)

Property and equipment, net	$3,915	$5,854

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $3.1 million, $5.9 million and $9.2 million, respectively.

Restricted Cash

Restricted cash at December 31, 2005 and 2004 primarily relate to securing real estate leases.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets, Net

Other assets, net at December 31, 2005 and 2004 consists primarily of a deposit related to the Company’s corporate aircraft lease and deferred cost of goods sold.

Warranty Obligations

The Company provides a standard warranty for most of its products, ranging from one to five years from the date of purchase. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Expense estimates are based on historical experience and expectation of future conditions. See Note 15, “Product Warranty.”

Stock-Based Compensation

The Company accounts for its employee stock plans in accordance with Accounting Principals Board’s Opinion (APB) 25, “Accounting for Stock Issued to Employees” (APB 25) and includes the disclosure-only provisions as required under SFAS 123, “Accounting for Stock-Based Compensation.” The Company provides additional pro forma disclosures as required under SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”

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

	Year Ended December 31,
	2005	2004	2003
		(as restated)(1)	(as restated)(1)

Net loss	$(26,951)	$(47,105)	$(56,225)
Add: stock-based compensation under APB 25	52	17	123
Less: Stock-based compensation expense determined under the fair value-based method	4,144	13,741	22,224
Less: Employee stock purchase plan compensation expense determined under the fair value-based method	—	206	1,026

Pro forma net loss	$(31,043)	$(61,035)	$(79,352)

Pro forma basic and diluted net loss per share	$(0.40)	$(0.81)	$(1.07)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Equity instruments granted to non-employees are accounted for under the fair value method, in accordance with SFAS 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using the Black-Scholes method and are recorded in the equity section of the Company’s consolidated balance sheet as deferred compensation. These instruments are subject to periodic revaluations over their vesting terms. The expense is recognized as the instruments vest.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity consists of net unrealized gain (loss) on cash equivalents and short-term investments and accumulated net foreign currency translation losses.

The following are the components of accumulated other comprehensive loss (in thousands):

	Year Ended December 31,
	2005	2004
		(as restated)(1)

Cumulative translation adjustments, net	$(2,554)	$(2,093)
Unrealized gain (loss) on available-for-sale investments, net	(473)	(489)

Total accumulated other comprehensive loss	$(3,027)	$(2,582)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151), which revised Accounting Research Bulletin (ARB) 43 (ARB 43), relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as a current period charge regardless of whether they meet the criteria specified in ARB 43. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123(R), “Share-Based Payment.” This statement replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board’s Opinion (APB) 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123(R) requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of income. In April 2005, the Commission announced that the accounting provisions of SFAS 123(R) are to be applied in the first quarter of the year beginning after June 15, 2005. As a result, the Company is now required to adopt SFAS 123(R) in the quarter ended March 31, 2006. The non-GAAP (pro forma) disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2, “Summary of Significant Accounting Policies,” to Consolidated Financial Statements for information related to the non-GAAP (pro forma) effects on the Company’s reported net income and net earnings per share. In the future, the adoption may have a significant adverse impact on the Company’s results of operations.

In March 2005, the Commission issued SAB 107, “Share-Based Payment.” SAB 107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement includes guidance related to share-based payment awards with non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with share-based payment awards and accounting for the income tax effects of share-based payment awards upon the adoption of SFAS 123(R).

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB 20, “Accounting Changes” (APB 20), and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes made in annual periods beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155) which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). Specifically, SFAS 155 amends SFAS 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS 155 amends SFAS 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS 155 is not expected to have a material impact on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (SFAS 156), to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS 140. Additionally, SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. The adoption of SFAS 156 is not expected to have a material impact on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) — an interpretation of FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether or not to file in a particular jurisdiction. FIN 48 is effective for years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued Statement SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statement No. 87, 88, 106 and 132(R) (SFAS 158). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on their balance sheets, starting with balance sheets as of December 31, 2006 if they are calendar year-end public company.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 158 also changed certain disclosures related to benefit plans. The adoption of SFAS 158 is not expected to have a material impact on the Company’s results of operations or financial position.

In September 2006, the Commission released Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required as long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial statements.

Note 3.	Restatement of Consolidated Financial Statements

The Company has restated its consolidated financial statements as of and for the years ended December 31, 2004 and 2003, and as of and for the four quarters of 2004 and the first two quarters of 2005.

The following is a description of the significant adjustments to previously reported financial statements resulting from the restatement process and additional matters addressed in the course of the restatement. While this description does not purport to explain each correcting entry, the Company believes that it fairly describes the significant factors underlying the adjustments and the overall impact of the restatement in all material respects.

Revenue Recognition.  The Company did not properly account for revenue as described below. As part of the restatement process, the Company applied the appropriate revenue recognition methods to each element of all multiple-element contracts, corrected other errors related to revenue recognition and corrected errors to other accounts, including cost of goods sold and deferred revenue resulting in adjustments to these accounts in each period covered by the restatement.

Video Product and Post Contract Support.  The Company did not properly recognize revenue in accordance with generally accepted accounting principles (GAAP), specifically SOP 97-2 for its digital video products. The Company previously recognized revenue for its digital video products in accordance with SAB 101, as amended by SAB 104 based upon meeting the revenue recognition criteria in SAB 104. In order for the Company to recognize revenue from individual elements within a multiple element arrangement under SOP 97-2, the Company must establish vendor specific objective evidence (VSOE) of fair value for each element. The Company determined that it did not establish VSOE of fair value for the undelivered element of PCS on the digital video products. Therefore, as part of the restatement process the Company corrected this error and recognized revenue of the hardware element sold in conjunction with undelivered PCS element ratably over the period of the customer support contract. The cost of goods sold for the sale for the hardware element and the PCS element was also recognized ratably over the period of the customer support contract. Accordingly, revenue and cost of goods sold previously recognized based on meeting the revenue recognition criteria in SAB 104 for the individual elements for digital video products sold in conjunction with PCS in each quarter of 2003, 2004 and 2005 were deferred and recognized ratably over the contract service period.

Thomson Contract.  The Company recognized revenue as it related to the delivery of certain products and services (including the development and customization of software) to Thomson under a series of contractual arrangements under a single memorandum of understanding (MOU) in accordance with SAB 101, as amended by SAB 104. However, based on SOP 97-2 and SOP 81-1, this series of contractual arrangements should have been treated as a single contract, and therefore as a single revenue arrangement for accounting

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes. Factors that contributed to the determination of a single revenue arrangement included the documentation of the series of contractual arrangements under a single MOU and the ongoing nature of discussions between parties to define product specifications and deliverables that extended beyond the initial agreed upon contracted deliverables. In accordance with SOP 81-1, the Company determined it could not reasonably estimate progress towards completion of the project and therefore used the completed contract methodology. As a result, $7.8 million of revenue previously recognized in the third and fourth quarters of 2004 and $0.3 million of revenue previously recognized in the first two quarters of 2005 were deferred and ultimately recognized as revenue in the quarter ended December 31, 2005 upon completion of the Thomson Contract and final acceptance received from Thomson for all deliverables under the Thomson Contract. Additionally, $1.2 million of cost of goods sold previously recognized in 2004 and $1.8 million related to direct development costs previously recognized from the fourth quarter of 2003 through the second quarter of 2005 were also deferred and ultimately recognized in the quarter ended December 31, 2005.

Inventory Consignment.  During the quarter ended December 31, 2003, the Company entered into an agreement to consign specific spare parts inventory to a certain customer for the customer’s demonstration and evaluation purposes. The consignment period was to terminate during the quarter ended March 31, 2004, at which time the customer would either purchase or return the spare parts inventory to the Company. During the quarter ended March 31, 2004, the Company notified the customer that the consignment period terminated and in accordance with the agreement, the customer should either return or purchase the spare parts inventory. The Company did not receive a reply and subsequently invoiced the customer $0.9 million for the spare parts inventory in the quarter ended March 31, 2004. During the quarter ended June 30, 2004, the customer agreed to purchase a portion of the spare parts inventory and returned the remaining spare parts inventory to the Company. Accordingly, for the quarter ended June 30, 2004, the Company issued the customer a credit memo for $0.9 million, which was the amount of the sale that was invoiced in the quarter ended March 31, 2004 and was the entire amount originally consigned to the customer. During the course of the restatement, it was determined that at March 31, 2004, accounts receivable was overstated by $0.9 million, inventory was understated by $0.5 million and both deferred revenue and deferred cost of goods sold were overstated by $0.9 million and $0.5 million, respectively. As a result, the consolidated balance sheets for the quarters ending March 31, 2004 and June 30, 2004 were appropriately revised to correct these errors.

Other Revenue Adjustments.  The Company also made other adjustments in 2003, 2004 and 2005 to correct the recognition of revenue for transactions where the Company did not properly apply SAB 101, as amended by SAB 104. The Company made other immaterial adjustments for certain transactions related to revenue.

Allowance for Doubtful Accounts.  During the restatement process, the Company reassessed its accounting regarding the allowance for doubtful accounts based on its visibility of its collections and write-offs of the allowance for doubtful accounts. Prior to 2004, the Company’s policy was to estimate the allowance for doubtful accounts and the corresponding bad debt expense based on a fixed percentage of revenue during a specific period. Beginning in 2004, the Company adopted a specific reserve methodology for estimating the allowance for doubtful accounts and corresponding bad debt expense. During the restatement, the Company adjusted the allowance for doubtful accounts and bad debt with a reduction of $5.2 million, an increase of $1.9 million and an increase of $0.6 million for the years ended December 31, 2000, 2001 and 2002, respectively, to reflect the specific reserve methodology and to correct errors resulting from the Company’s former policy. The Company made adjustments to the allowance for doubtful accounts of $0.1 million, $0.6 million, and $0.3 million for the years ended December 31, 2003 and 2004 and for the first two quarters of 2005, respectively.

In addition, during the restatement, the Company made other adjustments to the allowance for doubtful accounts to offset the accounts receivable and related reserve related to customers who were granted extended payment terms, experiencing financial difficulties or where collectibility was not reasonably assured. Accordingly, the Company classifies these customers as those with “extended payment terms” or with “collectibility issues.” For

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these customers, the Company historically deferred all revenue and recognized the revenue when the fee was fixed or determinable or collectibility reasonably assured or cash was received, assuming all other criteria for revenue recognition were met. The Company adjusted the allowance for doubtful accounts, eliminating the receivable and related reserve, for these customers by an increase of $5.7 million, a decrease of $4.4 million and by an immaterial amount for the years ended December 31, 2003 and 2004 and for the first two quarters of 2005, respectively.

In summary, the above restatements gave rise to an adjustment to the allowance for doubtful accounts of an increase of $5.8 million, a decrease of $3.8 million and an increase of $0.3 million for the years ended December 31, 2003 and 2004 and for the first two quarters of 2005, respectively. The allowance for doubtful accounts related to international customers was reduced by $0.5 million based on the activity for the year ended December 31, 2004.

Deferred Revenues and Deferred Cost of Goods Sold.  As part of the restatement process, the Company determined that it did not properly account for deferred revenue as it related to specific transactions to certain customers where transactions did not satisfy revenue recognition criteria of SAB 104 related to customers with acceptance terms, transactions with free-on-board (FOB) destination shipping terms, customers where the arrangement fee was not fixed or determinable or customers where collectibility was not reasonably assured. While revenue was generally not recognized for these customers, the Company improperly recognized a deferred revenue liability and a deferred cost of goods sold asset, thereby overstating assets and liabilities, and during the restatement determined that deferred revenues and deferred cost of goods sold should not be recognized for these transactions. As a result, the Company adjusted deferred revenues by $1.6 million, $1.0 million and $0.9 million for the years ended 2003 and 2004 and the first two quarters of 2005, respectively, and adjusted deferred cost of goods sold by $0.9 million, $0.3 million and $0.6 million for the years ended 2003 and 2004 and the first two quarters of 2005, respectively.

Use of Estimates.  The Company did not correctly estimate, monitor and adjust balances related to certain accruals and provisions as set forth below.

Access Network Electronics.  In July 2003, the Company sold certain assets related to its Miniplex products to Verilink Corporation (Verilink). The assets were originally acquired through the Company’s acquisition of Access Network Electronics (ANE) in April 2000. As part of the agreement with Verilink, Verilink agreed to assume all warranty obligations related to ANE products sold by the Company prior to, on, or after July 2003. The Company agreed to reimburse Verilink for up to $2.4 million of warranty obligations for ANE products sold by the Company prior to July 2003 related to certain power supply failures of the product and other general warranty repairs (Warranty Obligation). The $2.4 million Warranty Obligation negotiated with Verilink included up to $1.0 million for each of two specific customer issues and a general warranty obligation of $0.4 million that expired in the quarter ended March 31, 2005. At that time the Company disclosed to Verilink that it had received an official specific customer complaint related to the sale of the Miniplex product from one of the two customers. In accordance with SFAS No. 5, “Accounting for Contingencies,” a reserve was established as a result of this complaint. Under the agreement with Verilink, the Company was able to quantify its exposure at $1.0 million based upon the terms of the Warranty Obligation. No other obligations were accrued by the Company related to the Miniplex products because the Company had not received formal notice of any complaints from other customers. The Company amortized the $1.0 million warranty accrual starting in the quarter ended March 31, 2004 through the expiration of the Warranty Obligation in the quarter ended March 31, 2005. However, during the course of the restatement, the Company determined that the warranty obligation accrual should not have been reduced unless there were actual expenses incurred either in connection with the obligation or upon the expiration of the Warranty Obligation in the quarter ended March 31, 2005. Since the Company did not incur any expenses in connection with this obligation and did not establish a basis for this reduction, during the restatement, the Company corrected the reduction of this accrual by $0.2 million in each of the four quarters of 2004 and deferred the reduction of the warranty accrual until the warranty period expired in the quarter ended March 31, 2005. Accordingly, the

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.0 million reduction of the warranty obligation in the quarter ended March 31, 2005 reduced cost of goods sold by $0.8 million for that period and increased cost of goods sold by $0.2 million in each quarter of 2004.

Israel Restructuring Reserve.  During 2001, the Board of Directors approved a restructuring plan and the Company incurred restructuring charges in the amount of $12.7 million for excess leased facilities of which $7.4 million related to Israel and $1.7 million remained accrued at December 31, 2004. In 2002, the Company did not include in its assessment the ability to generate and collect sublease income in its Israel facility. As a result, the Company increased its reserve by $1.2 million due to lowered sublease assumptions. In the quarter ended December 31, 2004, the Company analyzed the reserve and reduced the reserve by $1.5 million to $1.7 million, reducing operating expenses. During the restatement process, the Company determined that $1.2 million of the $1.5 million reserve reduction recognized in the quarter ended December 31, 2004 properly related to the year ended December 31, 2002. As a result, the Company reversed the previously recorded $1.2 million increase in restructuring reserve expense in 2002, thereby decreasing the net loss for the quarter ended December 31, 2002. The Company also corrected the entry that reduced the restructuring reserve in 2004 by reversing the $1.2 million decrease in the reserve that occurred in 2004.

License Fee.  In 1999, the Company entered into an intellectual property (IP) license agreement (License Agreement) with a third party. Pursuant to the License Agreement, the Company recorded a prepaid asset of $2.0 million related to its licensing of the IP. The License Agreement allowed the Company to incorporate the IP into “manufactured products” for the cost of the license fee which was $2.0 million. Additionally, the Agreement also incorporated a clause for the Company to pay a royalty fee of $1 per unit of “component products” sold to third parties by the Company. During 1999, the Company began designing semiconductor chips using this IP and paying the license fee for the IP. In June 2000, the Company made its final payment on the $2.0 million license, and the Company had a $2.0 million prepaid asset. The Company amortized the prepaid asset based on applying the royalty rate of $1 per unit established in the License Agreement. However, the Company incorrectly applied the $1 per unit rate to units produced rather than units sold. As part of correcting this error, the Company adjusted the amortization rate of the prepaid asset to reflect actual units sold resulting in a reduction in the per unit amortization rate. Adjustments to cost of goods sold were a decrease of $0.8 million in 2003, an increase of $0.5 million in 2004 and an increase of $0.2 million during the first two quarters of 2005.

Goods Received Not Invoiced.  The Company maintains an account to accrue for obligations arising from instances in which the Company has received goods but has not yet received an invoice for the goods (RNI). During 2002 the Company established the reserve after management determined that the process being used to track RNI obligations was not properly stating the liability. During the quarter ended March 31, 2004 the Company analyzed the RNI account and determined that it was carrying an excess reserve of $0.8 million and began amortizing the $0.8 million excess reserve at the rate of $0.2 million per quarter thereby decreasing operating expenses by that amount in each quarter of 2004. During the restatement, the Company determined that the excess reserve should have been reduced to zero as of December 31, 2002 and adjusted the financial statements accordingly. The impact of this change is to decrease operating expenses by $0.8 million in 2002 and increase operating expenses by $0.8 million during 2004.

Other.  In conjunction with the restatement, the Company also made other adjustments and reclassifications to its accounting for various other errors for periods presented, including: (1) correction of estimates of legal expenses, property tax and excess and obsolete inventory accruals; (2) reclassification to the proper accounting period of: bonus accruals to employees, federal income taxes payable, and operating expenses related to an operating lease; (3) correction of accounting for impaired and disposed assets; and (4) expenses related to an extended warranty provided to a customer.

Convertible Subordinated Notes.  In July 2000, the Company issued $500.0 million of 5% convertible subordinated notes (Notes) due in August 2007 resulting in net proceeds to the Company of approximately $484.0 million. The Notes were convertible into shares of the Company’s common stock at a conversion price of

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the Notes are considered a hybrid instrument since, and as described below, they contained multiple embedded derivatives.

The Notes contained several embedded derivatives. First, the Notes contain a contingent put (Contingent Put) where in the event of any default by the Company, the Trustee or holders of at least 25% of the principal amount of the Notes outstanding may declare all unpaid principal and accrued interest to be due and payable immediately. Second, the Notes contain an investor conversion option (Investor Conversion Option) where the holder of the Notes may convert the debt security into Company common stock at any time after 90 days from original issuance and prior to August 1, 2007. The number of shares of common stock that is issued upon conversion is determined by dividing the principal amount of the security by the specified conversion price in effect on the conversion date. The initial conversion price was $84.01 which was subject to adjustment under certain circumstances described in the Indenture. Third, the Notes contain a liquidated damages provision (Liquidated Damages Provision) that obligated the Company to pay liquidated damages to investors of 50 basis points on the amount of outstanding securities for the first 90 days and 100 basis points thereafter, in the event that the Company did not file an initial shelf registration for the securities within 90 days of the closing date. In the event that the Company filed its initial shelf registration within 90 days but failed to keep it effective for a two year period from the closing date, the Company would pay 50 basis points on the amount of outstanding securities for the first 90 days and 100 basis points thereafter. Fourth, the Notes contain an issuer’s call option (Issuer Call Option) that allowed the Company to redeem some or all of the Notes at any time on or after October 24, 2000 and before August 7, 2003 at a redemption price of $1,000 per $1,000 principal amount of the Notes, plus accrued and unpaid interest, if the closing price of the Company’s stock exceeded 150% of the conversion price, or $126.01, for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of the mailing of the redemption notice. In addition, if the Company redeemed the Notes, it was also required to make a cash payment of $193.55 per $1,000 principal amount of the Notes less the amount of any interest actually paid on the Notes prior to redemption. The Company had the option to redeem the Notes at any time on or after August 7, 2003 at specified prices plus accrued and unpaid interest.

Under SFAS 133, an embedded derivative must be separated from its host contract (i.e., the Notes) and accounted for as a stand-alone derivative if the economic characteristics and risks of the embedded derivative are not considered “clearly and closely related” to those of the host. An embedded derivative would not be considered clearly and closely related to the host if there was a possible future interest rate scenario (even though it may be remote) in which the embedded derivative would at least double the initial rate of return on the host contract and the effective rate would be twice the current market rate as a contract that had similar terms as the host and was issued by a debtor with similar credit quality. Furthermore, per SFAS 133, the embedded derivative would not be considered clearly and closely related to the host contract if the hybrid instrument could be settled in such a way the investor would not recover substantially all of its initial investment.

During the restatement process, the Company determined under SFAS 133 that both the Issuer Call Option and the Liquidated Damages Provision represented an embedded derivative that was not clearly and closely related to the host contract, and therefore needed to be bifurcated from the Notes and valued separately. As it related to the Liquidated Damages Provision and based on a separate valuation that included Black-Scholes valuation methodologies, the Company assessed a valuation of $0.4 million. Based on the need to amortize the $0.4 million over the 7-year life of the Notes, the impact to the Company’s financial results related to the Liquidated Damages Provision was not material.

As it related to the Issuer Call Option and based on a separate valuation that included Black-Scholes valuation methodologies, the Company assessed a valuation of $11.9 million. As a result, at the time the Notes were issued in July 2000, the Company should have created an asset to record the value of the Issuer Call Option for $11.9 million and created a bond premium to the Notes for $11.9 million. In accordance with SFAS 133, the asset value would

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

then be marked to market at the end of each accounting period and the bond premium would be amortized against interest expense at the end of each accounting period. Due to the decrease in the price of the Company’s common stock, the value of the Issuer Call Option became effectively zero and the Company should have written off the asset related to the Issuer Call Option in 2000. Additionally, as part of the bond repurchase activity where the Company repurchased $325.9 million and $109.1 million of face value of the Notes (for a total of $435 million) that occurred in 2001 and 2002, the Company should have recognized an additional gain from the retirement of the bond premium associated with the Issuer Call Option of $7.0 million in 2001 and $1.9 million in 2002. The Company determined that the $7.0 million non-cash gain on the early retirement of the premium to be immaterial to 2001 financial results.

In the quarter ended March 31, 2006, the Company paid off the entire principal amount of the outstanding Notes, including all accrued and unpaid interest and related fees, for a total of $65.6 million. In addition, the Company recognized $0.3 million into other income, net representing the remaining unamortized bond premium associated with the Issuer Call Option.

Reliance on Prior Consolidated Financial Statements.  The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K. As such, other than this Form 10-K for the year ended December 31, 2005, the Company does not anticipate amending its previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for any prior periods.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the effects of the restatement adjustments by financial statement line item for the consolidated statements of income, balance sheets and statements of cash flow:

CONSOLIDATED BALANCE SHEET
EFFECTS OF THE RESTATEMENT
(in thousands)

	December 31, 2003
		Cumulative Effect
	As Previously	of Prior Year	Current Year
	Reported	Adjustments	Adjustments	As Restated	Notes

ASSETS
Current assets:
Cash and cash equivalents	$30,188	$—	$—	$30,188
Short-term investments	108,452			108,452
Accounts receivable, net of allowance for doubtful accounts	29,799	2,723	(7,587)	24,935	(a), (b)
Other current receivables	3,662			3,662
Inventory, net	16,364		913	17,277	(c)
Other current assets	2,883			3,205
Short-term deferred cost of goods sold			322		(d)

Total current assets	191,348	2,723	(6,352)	187,719
Property and equipment, net	11,871			12,059
Fixed asset		548	(360)		(e)
Restricted cash	9,212			9,212
Other assets, net	2,809			4,109
Long-term deferred cost of goods sold			350		(f)
License fee		188	762		(g)

Total assets	$215,240	$3,459	$(5,600)	$213,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,049	$	$	$25,286
Israel restructuring		1,177			(h)
Received not invoiced		(1,940)			(i)
Common area maintenance		313	(313)		(j)
Accrued payroll and related expenses	6,537			6,537
Deferred revenues	3,423			1,990
Thomson direct development costs			(205)		(k)
Short-term deferred revenue			(1,228)		(l)
Accrued warranty expenses	5,509			5,229
Warranty reserve		(280)			(m)
Accrued restructuring and executive severance	2,647	1,834		1,586	(n)
Israel restructuring		(1,178)			(h)
Restructuring reclass between short-term and long-term			(1,717)		(o)
Accrued vendor cancellation charges	2,869			2,869
Accrued other liabilities	5,284	(229)		4,706	(n)
Reclass short-term portion of deferred rent			249		(p)
Tax accrual		(631)	33		(q)
Interest payable	1,358	(1)	(1)	1,356
Current portion of capital lease obligations	124	1	1	126

Total current liabilities	53,800	(934)	(3,181)	49,685
Long-term obligations	3,118	(1,514)	(248)	1,356	(n), (p)
Long-term deferred revenue			2,207	2,207	(r)
Accrued restructuring and executive severance	1,853	(90)	1,716	3,479	(n), (o)
Convertible subordinated notes	65,081	949	(221)	65,809	(s)

Total liabilities	123,852	(1,589)	273	122,536
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares
Common stock, $0.001 par value:
Authorized shares	75			75
Additional paid-in capital	1,082,036	(1)	(1)	1,082,034
Accumulated deficit	(987,560)	5,048	(5,870)	(988,382)	(t)
Deferred compensation	(22)	1	(2)	(23)
Treasury stock, at cost	(773)			(773)
Accumulated other comprehensive loss	(2,368)			(2,368)

Total stockholders’ equity	91,388	5,048	(5,873)	90,563

Total liabilities and stockholders’ equity	$215,240	$3,459	$(5,600)	$213,099

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Explanation of Current Year Adjustments:

(a)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions and to adjust the allowance for doubtful accounts based on the Company’s reassessment of the account.

(b)	To reflect other adjustments and reclassifications.

(c)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions.

(d)	To reflect the cumulative effects of adjustments for the short-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(e)	To adjust for the reversal of a fixed asset write off reserve and to recognize a loss on the disposal of assets.

(f)	To reflect the cumulative effects of adjustments for the long-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(g)	To correct pre-paid amortization on license fee based on a new royalty rate.

(h)	To correct an adjustment originally recorded during the quarter ended December 31, 2004 that wrote-off excess Israel restructuring liabilities. During the restatement, management concluded the adjustment should have occurred during 2002.

(i)	To correct an adjustment originally recorded during each quarter of 2004 to the received not invoiced (RNI) account. During the restatement, management concluded that the adjustment should have occurred in 2002.

(j)	To adjust for an unrecorded liability for common area maintenance in prior period.

(k)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(l)	To reflect the cumulative effects of adjustments for the short-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(m)	To adjust the accrual to reflect an updated extended warranty model.

(n)	To reflect a reclassification adjustment made after the filing of the original financial statements.

(o)	To reflect short-term and long-term portion of restructuring liabilities.

(p)	To reflect the short-term portion of deferred rent.

(q)	To reverse an accrual of income taxes payable recorded in prior periods.

(r)	To reflect the cumulative effects of adjustments for the long-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(s)	To record amortization of bond premium to interest income.

(t)	To reflect cumulative effects of restatement adjustments on accumulated deficit.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET
EFFECTS OF THE RESTATEMENT
(in thousands)
(unaudited)

	March 31, 2004
		Cumulative Effect
	As Previously	of Prior Period	Current Quarter
	Reported	Adjustments	Adjustments	As Restated	Notes

ASSETS
Current assets:
Cash and cash equivalents	$76,060	$—	$—	$76,060
Short-term investments	47,151			47,151
Accounts receivable, net of allowance for doubtful accounts	29,041	(4,864)	1,108	25,285	(a)(n)
Inventory, net	19,267	913	(336)	20,307	(b)
Inventory consignment			463		(c)
Other current assets	4,623	322		5,465
Short-term deferred cost of goods sold			520		(d)

Total current assets	176,142	(3,629)	1,755	174,268
Property and equipment, net	10,821	188	(94)	10,915
Intangibles and other assets, net	11,609	1,300		13,198
Long-term deferred cost of goods sold	—		210		(e)
License fee	—		79		(f)

Total Assets	$198,572	$(2,141)	$1,950	$198,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,362	$(763)	$—	$20,791
Received not invoiced			192		(g)
Accrued payroll and related expenses	5,072			5,072
Deferred revenues	4,451	(1,433)		3,449
Inventory consignment			(398)		(c)
Short-term deferred revenue			1,168		(h)
Thomson direct development costs			(339)		(i)
Accrued warranty expenses	4,605	(280)		4,524
Access Network Electronics			199		(j)
Accrued restructuring and executive severance	6,598	(2,895)		2,797	(k)
Restructuring reclass between short-term and long-term			(906)		(l)
Accrued vendor cancellation charges	1,399			1,399
Accrued other liabilities	4,137	(349)		3,799	(k)
Reclass short-term portion of deferred rent			(248)		(m)
Rebate obligation			215		(n)
Tax accrual			44		(o)
Other current obligations	570			570
Interest payable		(2)
Current portion of capital lease obligations		2

Total current liabilities	48,194	(5,720)	(73)	42,401
Long-term obligations	3,472	1,468	1,156	6,096	(k),(l),(m)
Long-term deferred revenue		2,207	1,168	3,375	(p)
Convertible subordinated notes	65,081	728	(55)	65,754	(q)

Total liabilities	116,747	(1,317)	2,196	117,626
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares
Common stock, $0.001 par value:
Authorized shares	76			76
Additional paid-in capital	1,082,770	(1)	1	1,082,770
Accumulated deficit	(997,807)	(822)	(248)	(998,877)	(r)
Treasury stock, at cost	(773)	(1)	1	(773)
Accumulated other comprehensive loss	(2,441)			(2,441)

Total stockholders’ equity	81,825	(824)	(246)	80,755

Total liabilities and stockholders’ equity	$198,572	$(2,141)	$1,950	$198,381

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Explanation of Current Quarterly Adjustments:

(a)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions and to adjust the allowance for doubtful accounts based on the Company’s reassessment of the account.

(b)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions.

(c)	To reverse invoicing of consigned inventory sale and related deferral of net revenue and COGS.

(d)	To reflect the cumulative effects of adjustments for the short-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(e)	To reflect the cumulative effects of adjustments for the long-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(f)	To correct pre-paid amortization on license fee based on a new royalty rate.

(g)	To correct an adjustment originally recorded during each quarter of 2004 to the received not invoiced (RNI) account. During the restatement, management concluded that the adjustment should have occurred in 2002.

(h)	To reflect the cumulative effects of adjustments for the short-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(i)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(j)	To reverse 2004 amortization of ANE warranty reserve and to recognize in the quarter ended March 31, 2005.

(k)	The cumulative amount was adjusted from the prior period to reflect the reclassification adjustment made after the filing of the original financial statements.

(l)	To reflect short-term and long-term portion of restructuring liabilities.

(m)	To reflect the short-term portion of deferred rent.

(n)	To reclassify to accrued other liabilities rebate obligations with a single customer previously recorded as contra-accounts receivable during the quarter.

(o)	To reverse an accrual of income taxes payable recorded in prior periods.

(p)	To reflect the cumulative effects of adjustments for the long-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(q)	To record amortization of bond premium to interest income.

(r)	To reflect cumulative effects of restatement adjustments on accumulated deficit.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET
EFFECTS OF THE RESTATEMENT
(in thousands)
(unaudited)

	June 30, 2004
		Cumulative Effect
	As Previously	of Prior Period	Current Quarter
	Reported	Adjustments	Adjustments	As Restated	Notes

ASSETS
Current assets:
Cash and cash equivalents	$47,783	$—	$—	$47,783
Short-term investments	68,489			68,489
Accounts receivable, net of allowance for doubtful accounts	27,884	(3,756)	4,641	28,769	(a)(l)
Inventory, net	21,403	1,040	(177)	21,803	(b)
Inventory consignment			(463)		(c)
Other current assets	4,321	842		5,432
Short-term deferred cost of goods sold			269		(d)

Total current assets	169,880	(1,874)	4,270	172,276
Property and equipment, net	10,045	94		10,139
Other assets, net	11,432	1,589		13,271
Long-term deferred cost of goods sold			447		(e)
License fee			(197)		(f)

Total Assets	$191,357	$(191)	$4,520	$195,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,480	$(571)	$—	$16,102
Received not invoiced			193		(g)
Accrued payroll and related expenses	4,919			4,919
Deferred revenues	5,091	(1,002)		3,813
Inventory consignment			(463)		(c)
Short-term deferred revenue			567		(h)
Thomson direct development costs			(380)		(i)
Accrued warranty expenses	4,191	(81)		4,311
Access Network Electronics			201		(j)
Accrued restructuring and executive severance	9,070	(3,801)		5,343
Restructuring reclass between short-term and long-term			74		(k)
Accrued vendor cancellation charges	713			713
Accrued other liabilities	4,382	(338)		4,413
Rebate obligation			520		(l)
Tax accrual			(151)		(m)
Other current obligations	1,362			1,362

Total current liabilities	46,208	(5,793)	561	40,976
Long-term obligations	3,156	2,624	(73)	5,707	(k)
Long-term deferred revenue		3,375	2,901	6,276	(n)
Convertible subordinated notes	65,081	673	(56)	65,698	(o)

Total liabilities	114,445	879	3,333	118,657
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares
Common stock, $0.001 par value:
Authorized shares	76			76
Additional paid-in capital	1,082,811		(2)	1,082,809
Accumulated deficit	(1,002,668)	(1,070)	1,189	(1,002,549)	(p)
Treasury stock, at cost	(773)			(773)
Accumulated other comprehensive loss	(2,534)			(2,534)

Total stockholders’ equity	76,912	(1,070)	1,187	77,029

Total liabilities and stockholders’ equity	$191,357	$(191)	$4,520	$195,686

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Explanation of Current Quarterly Adjustments:

(a)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions and to adjust the allowance for doubtful accounts based on the Company’s reassessment of the account.

(b)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions.

(c)	To reverse invoicing of consigned inventory sale and related deferral of net revenue and COGS.

(d)	To reflect the cumulative effects of adjustments for the short-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(e)	To reflect the cumulative effects of adjustments for the long-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(f)	To correct pre-paid amortization on license fee based on a new royalty rate.

(g)	To correct an adjustment originally recorded during each quarter of 2004 to the received not invoiced (RNI) account. During the restatement, management concluded that the adjustment should have occurred in 2002.

(h)	To reflect the cumulative effects of adjustments for the short-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(i)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(j)	To reverse 2004 amortization of ANE warranty reserve and to recognize in the quarter ended March 31, 2005.

(k)	To reflect short-term and long-term portion of restructuring liabilities.

(l)	To reclassify to accrued other liabilities rebate obligations with a single customer previously recorded as contra-accounts receivable during the quarter.

(m)	To reverse an accrual of income taxes payable recorded in prior periods.

(n)	To reflect the cumulative effects of adjustments for the long-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(o)	To record amortization of bond premium to interest income.

(p)	To reflect cumulative effects of restatement adjustments on accumulated deficit.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET
EFFECTS OF THE RESTATEMENT
(in thousands)
(unaudited)

	September 30, 2004
		Cumulative Effect
	As Previously	of Prior Period	Current Quarter
	Reported	Adjustments	Adjustments	As Restated	Notes

ASSETS
Current assets:
Cash and cash equivalents	$64,150	$—	$—	$64,150
Short-term investments	47,757		1	47,758
Accounts receivable, net of allowance for doubtful accounts	20,475	885	(2,054)	19,306	(a)(k)
Inventory, net	15,529	400	(278)	15,651	(b)
Other current assets	3,586	1,111		4,599
Short-term deferred cost of goods sold			(98)		(c)

Total current assets	151,497	2,396	(2,429)	151,464
Property and equipment, net	9,134	94		9,228
Other assets, net	10,865	1,839		12,866
Long-term deferred cost of goods sold			385		(d)
License fee			(223)		(e)

Total Assets	$171,496	$4,329	$(2,267)	$173,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,128	$(378)	$—	$10,942
Received not invoiced			192		(f)
Accrued payroll and related expenses	4,368			4,368
Deferred revenues	4,345	(1,278)		3,541
Short-term deferred revenue			867		(g)
Thomson direct development costs			(393)		(h)
Accrued warranty expenses	4,043	120		4,363
Access Network Electronics			200		(i)
Accrued restructuring and executive severance	7,914	(3,727)		4,604
Restructuring reclass between short-term and long-term			417		(j)
Accrued vendor cancellation charges	2,133			2,133
Accrued other liabilities	4,459	31		3,813
Rebate obligation			(736)		(k)
Tax accrual			59		(l)
Interest payable and current portion of capital lease obligations	542			542

Total current liabilities	38,932	(5,232)	606	34,306
Long-term obligations	3,417	2,551	(418)	5,550	(j)
Long-term deferred revenue		6,276	2,643	8,919	(m)
Convertible subordinated notes	65,081	617	(55)	65,643	(n)

Total liabilities	107,430	4,212	2,776	114,418
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares
Common stock, $0.001 par value:
Authorized shares	76			76
Additional paid-in capital	1,083,420	(2)	2	1,083,420
Accumulated deficit	(1,016,188)	119	(5,044)	(1,021,113)	(o)
Treasury stock, at cost	(773)			(773)
Accumulated other comprehensive loss	(2,469)		(1)	(2,470)

Total stockholders’ equity	64,066	117	(5,043)	59,140

Total liabilities and stockholders’ equity	$171,496	$4,329	$(2,267)	$173,558

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Explanation of Current Quarterly Adjustments:

(a)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions and to adjust the allowance for doubtful accounts based on the Company’s reassessment of the account.

(b)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions.

(c)	To reflect the cumulative effects of adjustments for the short-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(d)	To reflect the cumulative effects of adjustments for the long-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(e)	To correct pre-paid amortization on license fee based on a new royalty rate.

(f)	To correct an adjustment originally recorded during each quarter of 2004 to the received not invoiced (RNI) account. During the restatement, management concluded that the adjustment should have occurred in 2002.

(g)	To reflect the cumulative effects of adjustments for the short-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(h)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(i)	To reverse 2004 amortization of ANE warranty reserve and to recognize in the quarter ended March 31, 2005.

(j)	To reflect short-term and long-term portion of restructuring liabilities.

(k)	To reverse the reclassification to accrued other liabilities of rebate obligations with a single customer previously recorded as contra-receivables originally recorded in the quarter ended September 30, 2004. The correcting reclassification was performed for the quarter ended March 31, 2004 and June 30, 2004 as part of the restatement.

(l)	To reverse an accrual of income taxes payable recorded in prior periods.

(m)	To reflect the cumulative effects of adjustments for the long-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(n)	To record amortization of bond premium to interest income.

(o)	To reflect cumulative effects of restatement adjustments on accumulated deficit.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET
EFFECTS OF THE RESTATEMENT
(in thousands)

	December 31, 2004
		Cumulative Effect
	As Previously	of Prior Period	Current Quarter
	Reported	Adjustments	Adjustments	As Restated	Notes

ASSETS
Current assets:
Cash and cash equivalents	$43,218	$—	$—	$43,218
Short-term investments	54,517	1	(1)	54,517
Accounts receivable, net of allowance for doubtful accounts	19,660	(1,169)	68	18,559	(a)
Other current receivables	1,044			1,044
Inventory, net	17,144	122	(49)	17,666	(b)
E&O vendor cancellation			449		(c)
Other current assets	2,042	1,013		3,516
Short-term deferred cost of goods sold			461		(d)

Total current assets	137,625	(33)	928	138,520
Property and equipment, net	5,760	94		5,854
Restricted cash	8,827			1,241
Non-current deposits reclass			(7,586)		(e)
Other assets, net	1,522	2,001		11,366
Long-term deferred cost of goods sold			415		(f)
License fee			(159)		(g)
Non-current deposits reclass			7,587		(e)

Total Assets	$153,734	$2,062	$1,185	$156,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,845	$(186)	$—	$7,846
Received not invoiced			187		(h)
Accrued payroll and related expenses	4,181			4,493
Tax accrual reclass			(245)		(e)
Bonus accrual			557		(i)
Deferred revenues	2,579	(804)		4,965
Short-term deferred revenue			3,395		(j)
Thomson direct development costs			(205)		(k)
Accrued warranty expenses	3,870	320		4,670
Access Network Electronics			200		(l)
Warranty reserve			280		(m)
Accrued restructuring and executive severance	3,902	(3,310)		3,744
Israel restructuring			1,177		(n)
Restructuring reclass between short-term and long-term			1,975		(o)
Accrued vendor cancellation charges	521			521
Accrued other liabilities	4,317	(646)		3,873
Legal accrual			(448)		(p)
Property tax			(240)		(q)
Tax accrual			645		(r)
Tax accrual reclass			245		(e)
Interest payable and current portion of capital lease obligations	1,356			1,356

Total current liabilities	28,571	(4,626)	7,523	31,468
Long-term obligations	2,077		(1)	2,076
Accrued restructuring and executive severance	1,664	2,133	(1,975)	1,822	(o)
Long-term deferred revenue		8,919	2,165	11,084	(s)
Convertible subordinated notes	65,081	562	(55)	65,588	(t)

Total liabilities	97,393	6,988	7,657	112,038
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares
Common stock, $0.001 par value:
Authorized shares	76			76
Additional paid-in capital	1,083,711		(2)	1,083,709
Accumulated deficit	(1,024,091)	(4,925)	(6,471)	(1,035,487)	(u)
Treasury stock, at cost	(773)			(773)
Accumulated other comprehensive loss	(2,582)	(1)	1	(2,582)

Total stockholders’ equity	56,341	(4,926)	(6,472)	44,943

Total liabilities and stockholders’ equity	$153,734	$2,062	$1,185	$156,981

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Explanation of Current Quarterly Adjustments:

(a)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions and to adjust the allowance for doubtful accounts based on the Company’s reassessment of the account.

(b)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions.

(c)	To reverse E&O reserves related to CMTS product based on revised demand forecast.

(d)	To reflect the cumulative effects of adjustments for the short-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(e)	To reflect other adjustments and reclassifications.

(f)	To reflect the cumulative effects of adjustments for the long-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(g)	To correct pre-paid amortization on license fee based on a new royalty rate.

(h)	To correct an adjustment originally recorded during each quarter of 2004 to the received not invoiced (RNI) account. During the restatement, management concluded that the adjustment should have occurred in 2002.

(i)	To accrue for retention and other miscellaneous bonuses earned by employees in 2004.

(j)	To reflect the cumulative effects of adjustments for the short-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(k)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(l)	To reverse 2004 amortization of ANE warranty reserve and to recognize in the quarter ended March 31, 2005.

(m)	To adjust the accrual to reflect an updated extended warranty model.

(n)	To correct an adjustment originally recorded during the quarter ended December 31, 2004 that wrote-off excess Israel restructuring liabilities. During the restatement, management concluded the adjustment should have occurred during 2002.

(o)	To reflect short-term and long-term portion of restructuring liabilities.

(p)	To correct legal accrual adjustment recorded as of December 31, 2004 and to reflect a liability at March 31, 2005.

(q)	To reverse an accrual of property taxes related to the Santa Clara facility.

(r)	To reverse an accrual of income taxes payable recorded in prior periods.

(s)	To reflect the cumulative effects of adjustments for the long-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable, when collectibility was not reasonably assured, or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(t)	To record amortization of bond premium to interest income.

(u)	To reflect cumulative effects of restatement adjustments on accumulated deficit.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET
EFFECTS OF THE RESTATEMENT
(in thousands)
(unaudited)

	March 31, 2005
		Cumulative Effect
	As Previously	of Prior Period	Current Quarter
	Reported	Adjustments	Adjustments	As Restated	Notes

ASSETS
Current assets:
Cash and cash equivalents	$30,637	$—	$—	$30,637
Short-term investments	69,180			69,180
Accounts receivable, net of allowance for doubtful accounts	19,736	(1,101)	(782)	17,853	(a)
Other current receivables	1,242			1,242
Inventory, net	18,611	522	437	19,342	(b)
E&O vendor cancellation			(228)		(c)
Other current assets	1,634	1,474		5,126
Short-term deferred cost of goods sold			2,018		(d)

Total current assets	141,040	895	1,445	143,380
Property and equipment, net	4,840	94	1	4,935
Restricted cash	8,817	(7,586)		1,241
Restricted cash – long-term reclass			10		(e)
Other assets, net	710	9,844		9,638
Long-term deferred cost of goods sold			(777)		(f)
License fee			(129)		(g)
Restricted cash – long-term reclass			(10)		(e)

Total Assets	$155,407	$3,247	$540	$159,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,278	$1	$(1)	$8,278
Accrued payroll and related expenses	3,601	557		3,601	(h)
Bonus accrual			(557)		(i)
Deferred revenues	9,072	2,386		25,283
Thomson direct development costs			(154)		(j)
Short-term deferred revenue			13,979		(k)
Accrued warranty expenses	3,141	800		3,140
Access Network Electronics			(801)		(l)
Accrued restructuring and executive severance	3,092	(158)		3,093	(m)
Restructuring reclass between short-term and long-term			159
Accrued vendor cancellation charges	373			373
Accrued other liabilities	4,031	(689)		3,791	(h)
Legal accrual			449		(n)
Interest payable and current portion of capital lease obligations	542			542

Total current liabilities	32,130	2,897	13,074	48,101
Long-term obligations	1,725	(1)		1,724
Long-term deferred revenue		11,084	(5,693)	5,391	(o)
Accrued restructuring and executive severance	1,772	158	(158)	1,772	(m)
Convertible subordinated notes	65,081	507	(56)	65,532	(p)

Total liabilities	100,708	14,645	7,167	122,520
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares
Common stock, $0.001 par value:
Authorized shares	77			77
Additional paid-in capital	1,085,008	(2)	2	1,085,008
Accumulated deficit	(1,026,695)	(11,396)	(6,629)	(1,044,720)	(q)
Treasury stock, at cost	(773)			(773)
Accumulated other comprehensive loss	(2,918)			(2,918)

Total stockholders’ equity	54,699	(11,398)	(6,627)	36,674

Total liabilities and stockholders’ equity	$155,407	$3,247	$540	$159,194

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Explanation of Current Quarterly Adjustments:

(a)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions and to adjust the allowance for doubtful accounts based on the Company’s reassessment of the account.

(b)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions.

(c)	To reverse E&O reserves related to CMTS product based on revised demand forecast.

(d)	To reflect the cumulative effects of adjustments for the short-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(e)	To reflect other adjustments and reclassifications.

(f)	To reflect the cumulative effects of adjustments for the long-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(g)	To correct pre-paid amortization on license fee based on a new royalty rate.

(h)	The cumulative amount was adjusted from the prior period to reflect the reclassification adjustment made after the filing of the original financial statements.

(i)	To accrue for retention and other miscellaneous bonuses earned by employees in 2004.

(j)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(k)	To reflect the cumulative effects of adjustments for the short-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(l)	To reverse 2004 amortization of ANE warranty reserve and to recognize in the quarter ended March 31, 2005.

(m)	To reflect short-term and long-term portion of restructuring liabilities.

(n)	To correct legal accrual adjustment recorded as of December 31, 2004 and to reflect the liability at March 31, 2005.

(o)	To reflect the cumulative effects of adjustments for the long-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(p)	To record amortization of bond premium to interest income.

(q)	To reflect cumulative effects of restatement adjustments on accumulated deficit.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET
EFFECTS OF THE RESTATEMENT
(in thousands)
(unaudited)

	June 30, 2005
		Cumulative Effect
	As Previously	of Prior Period	Current Quarter
	Reported	Adjustments	Adjustments	As Restated	Notes

ASSETS
Current assets:
Cash and cash equivalents	$38,605	$—	$—	$38,605
Short-term investments	66,383			66,383
Accounts receivable, net of allowance for doubtful accounts	19,957	(1,883)	(1,620)	16,454	(a)
Other current receivables	1,758			1,758
Inventory, net	12,759	731	672	13,942	(b)
E&O vendor cancellation			(220)		(c)
Other current assets	2,100	3,492		8,546
Short-term deferred cost of goods sold			2,954		(d)

Total current assets	141,562	2,340	1,786	145,688
Property and equipment, net	4,538	95	(1)	4,632
Restricted cash	8,763	(7,576)		1,241
Restricted cash – long-term reclass			54		(e)
Other assets, net	633	8,928		11,949
Long-term deferred cost of goods sold			2,545		(f)
License fee			(103)		(g)
Restricted cash – long-term reclass			(54)		(e)

Total assets	$155,496	$3,787	$4,227	$163,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,572	$	$	$4,572
Accrued payroll and related expenses	3,147			3,147
Deferred revenues	14,005	16,211		34,431
Thomson direct development costs			(173)		(h)
Short-term deferred revenue			4,388		(i)
Accrued warranty expenses	2,722	(1)	1	2,722
Accrued restructuring and executive severance	1,991	1	(1)	1,991
Accrued vendor cancellation charges	374			374
Accrued other liabilities	3,609	(240)		3,369
Interest payable and current portion of capital lease obligations	1,356			1,356

Total current liabilities	31,776	15,971	4,215	51,962
Long-term obligations
Long-term deferred revenue		5,390	6,049	11,439	(j)
Accrued restructuring and executive severance	3,441			3,441
Convertible subordinated notes	65,081	451	(55)	65,477	(k)

Total liabilities	100,298	21,812	10,209	132,319
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares
Common stock, $0.001 par value:
Authorized shares	77			77
Additional paid-in capital	1,085,820		(2)	1,085,818
Accumulated deficit	(1,027,203)	(18,025)	(5,980)	(1,051,208)	(l)
Treasury stock, at cost	(773)			(773)
Accumulated other comprehensive loss	(2,723)			(2,723)

Total stockholders’ equity	55,198	(18,025)	(5,982)	31,191

Total liabilities and stockholders’ equity	$155,496	$3,787	$4,227	$163,510

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Explanation of Current Quarterly Adjustments:

(a)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination and to adjust the allowance for doubtful accounts based on the Company’s reassessment of the account.

(b)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination.

(c)	To reverse E&O reserves related to CMTS product based on revised demand forecast.

(d)	To reflect the cumulative effects of adjustments for the short-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination.

(e)	To reflect other adjustments and reclassifications.

(f)	To reflect the cumulative effects of adjustments for the long-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination.

(g)	To correct pre-paid amortization on license fee based on a new royalty rate.

(h)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(i)	To reflect the cumulative effects of adjustments for the short-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination.

(j)	To reflect the cumulative effects of adjustments for the long-term portion of deferred revenue to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination.

(k)	To record amortization of bond premium to interest income.

(l)	To reflect cumulative effects of restatement adjustments on accumulated deficit.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2004			2003
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Revenues	$150,538	$(14,054)	$136,484	$133,485	$(3,298)	$130,187
Cost of goods sold	106,920	(5,033)	101,887	101,034	2,801	103,835

Gross profit	43,618	(9,021)	34,597	32,451	(6,099)	26,352
Operating expenses:
Research and development	33,959	(760)	33,199	42,839	(205)	42,634
Sales and marketing	24,145	—	24,145	26,781	—	26,781
General and administrative	11,216	823	12,039	12,127	(193)	11,934
Restructuring charges, executive severance and asset write-offs	11,159	1,177	12,336	2,803	—	2,803

Total operating expenses	80,479	1,240	81,719	84,550	(398)	84,152

Loss from operations	(36,861)	(10,261)	(47,122)	(52,099)	(5,701)	(57,800)
Interest expense, net	(1,312)	222	(1,090)	(362)	221	(141)
Other income, net	1,566	(535)	1,031	2,424	(392)	2,032

Loss before tax benefit (expense)	(36,607)	(10,574)	(47,181)	(50,037)	(5,872)	(55,909)
Income tax benefit (expense)	76	—	76	(316)	—	(316)

Net loss	$(36,531)	$(10,574)	$(47,105)	$(50,353)	$(5,872)	$(56,225)

Basic and diluted net loss per share	$(0.48)		$(0.62)	$(0.68)		$(0.76)

Shares used in computing basic and diluted net loss per share	75,861		75,751	74,212		74,074

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
EFFECTS OF THE RESTATEMENT
(in thousands)

	Year Ended December 31,
	2004	2003	Notes

Net loss, as previously reported	$(36,531)	$(50,353)
Adjustments to net loss (increase) decrease:
Revenues
DVS	(12,858)	(3,226)	(a),(b)
HAS	(291)	659	(b)
CMTS	(905)	(741)	(b),(c)
Other	—	10	(d)
Cost of goods sold
Revenue analysis (cost of goods sold)	6,166	(3,564)	(e)
Access Network Electronics	(800)	—	(f)
Warranty reserve	(281)	—	(g)
License fee	(500)	763	(h)
E&O vendor cancellation	448	—	(i)
Research and development
Bonus accrual	(556)	—	(j)
Thomson (cost of goods sold)	273	34	(k)
Thomson direct development costs	1,043	171	(l)
General and administrative
Legal accrual	448	—	(m)
Bad debt expense	(590)	(120)	(n)
Common area maintenance	—	313	(o)
Property tax	156	—	(p)
Tax accrual	(73)	—	(q)
Received not invoiced	(764)	—	(r)
Restructuring charges, executive severance and asset write-offs
Israel restructuring reserve	(1,177)	—	(s)
Interest income (expense), net
Convertible subordinated notes	222	221	(t)
Other income (expense), net
Tax accrual	(441)	(33)	(q)
Fixed asset	(94)	(359)	(u)

Net loss, as restated	$(47,105)	$(56,225)

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Explanation of Current Adjustments:

(a)	To reflect adjustments to revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1.

(b)	To reflect adjustments for timing difference identified between deferred revenue and revenue for product sales when the fee was not fixed or determinable or when collectibility was not reasonably assured and to reflect other adjustments to the account.

(c)	To reflect a $1.6 million reduction in revenue that was identified during the Company’s reassessment of the allowance for doubtful accounts and bad debt expense account in the quarter ended September 30, 2004.

(d)	To reflect other adjustments and reclassifications.

(e)	To reflect adjustments to cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable or when collectibility was not reasonably assured.

(f)	To reverse 2004 amortization of ANE warranty reserve and to recognize in the quarter ended March 31, 2005.

(g)	To adjust the accrual to reflect an updated extended warranty model.

(h)	To correct pre-paid amortization on license fee based on a new royalty rate.

(i)	To reverse E&O reserves related to CMTS product based on revised demand forecast.

(j)	To accrue for retention and other miscellaneous bonuses earned by employees in 2004.

(k)	To defer cost of goods sold costs based on SOP 81-1 until recognition of revenue at completion of contract . The costs were previously recognized in the period incurred.

(l)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(m)	To correct legal accrual adjustment recorded as of December 31, 2004 and to properly reflect liability at March 31, 2005.

(n)	To reflect adjustments to the allowance for doubtful accounts and bad debt expense based on the Company’s reassessment of the accounts.

(o)	To adjust for an unrecorded liability for common area maintenance to reflect expense in the prior period.

(p)	To reverse an accrual of property taxes related to the Santa Clara facility.

(q)	To reverse an accrual of income taxes payable recorded in prior periods.

(r)	To correct an adjustment originally recorded during each quarter of 2004 to the received not invoiced (RNI) account. During the restatement, management concluded that the adjustment should have occurred in 2002.

(s)	To correct an adjustment originally recorded during the quarter ended December 31, 2004 that wrote-off excess Israel restructuring liabilities. During the restatement, management concluded the adjustment should have occurred during 2002.

(t)	To record amortization of bond premium to interest income.

(u)	To adjust for the reversal of a fixed asset write off reserve and to recognize a loss on the disposal of assets.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For explanatory purposes and to assist in analysis of our consolidated financial statements, we have summarized the adjustments that were affected by the restatement below:

CONSOLIDATED STATEMENT OF OPERATIONS
EFFECTS OF THE RESTATEMENT
(in thousands)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	Notes
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net loss, as previously reported	$(10,247)	$(4,861)	$(13,520)	$(7,903)
Adjustments to net loss (increase) decrease:
Revenues
DVS	(1,453)	(751)	(5,634)	(5,020)	(a),(b)
HAS	309	(744)	104	40	(b)
CMTS	44	69	(1,112)	94	(b),(c)
Cost of goods sold
Revenue analysis (cost of goods sold)-2004	1,405	3,016	962	783	(e)
Access Network Electronics	(200)	(200)	(200)	(200)	(f)
Warranty reserve	—	—	—	(281)	(g)
License fee	79	(197)	(223)	(159)	(h)
E&O vendor cancellation	—	—	—	448	(i)
Research and Development
Bonus accrual	—	—	—	(556)	(j)
Thomson (other)	51	46	139	37	(k)
Thomson direct development costs	288	334	254	167	(l)
General and administrative
Legal accrual	—	—	—	448	(m)
Bad debt expense	(496)	(396)	861	(559)	(n)
Property tax	—	—	—	156	(o)
Tax accrual	—	—	(60)	(13)	(p)
Received not invoiced	(192)	(192)	(193)	(187)	(q)
Restructuring charges, executive severance and asset write-offs
Israel restructuring reserve	—	—	—	(1,177)	(r)
Interest income (expense), net Convertible subordinated notes	55	55	56	56	(s)
Other income (expense), net
Tax accrual	(44)	151	—	(548)	(p)
Fixed asset	(94)	—	—	—	(t)

Net loss, as restated	$(10,495)	$(3,670)	$(18,566)	$(14,374)

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Explanation of Quarterly Adjustments:

(a)	To reflect adjustments to revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1.

(b)	To reflect adjustments for timing difference identified between deferred revenue and revenue for product sales when the fee was not fixed or determinable or when collectibility was not reasonably assured and to reflect other adjustments to the account.

(c)	To reflect a $1.6 million reduction in revenue that was identified during the Company’s reassessment of the allowance for doubtful accounts and bad debt expense account in the quarter ended September 30, 2004.

(d)	To reflect adjustments to cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable or when collectibility was not reasonably assured.

(e)	To reflect adjustments to cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable or when collectibility was not reasonably assured.

(f)	To reverse 2004 amortization of ANE warranty reserve and to recognize in the quarter ended March 31, 2005.

(g)	To adjust the accrual to reflect an updated extended warranty model.

(h)	To correct pre-paid amortization on license fee based on a new royalty rate.

(i)	To reverse E&O reserves related to CMTS product based on revised demand forecast.

(j)	To accrue for retention and other miscellaneous bonuses earned by employees in 2004.

(k)	To defer cost of goods sold costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(l)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(m)	To correct legal accrual adjustment recorded as of December 31, 2004 and to reflect the liability for the quarter ended March 31, 2005.

(n)	To reflect adjustments to the allowance for doubtful accounts and bad debt expense based on the Company’s reassessment of the accounts.

(o)	To reverse an accrual of property taxes related to the Santa Clara facility.

(p)	To reverse an accrual of income taxes payable recorded in prior periods.

(q)	To correct an adjustment originally recorded during each quarter of 2004 to the received not invoiced (RNI) account. During the restatement, management concluded that the adjustment should have occurred in 2002.

(r)	To correct an adjustment originally recorded during the quarter ended December 31, 2004 that wrote-off excess Israel restructuring liabilities. During the restatement, management concluded the adjustment should have occurred during 2002.

(s)	To record amortization of bond premium to interest income.

(t)	To adjust for the reversal of a fixed asset write off reserve and to recognize a loss on the disposal of assets.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS
EFFECTS OF THE RESTATEMENT
(in thousands)
(unaudited)

	Three Months Ended
	March 31,	June 30,
	2005	2005	Notes
	(as restated)	(as restated)

Net loss, as previously reported	$(2,604)	$(508)
Adjustments to net loss (increase) decrease:
Revenues
DVS	(8,513)	(10,563)	(a)
HAS	36	(58)	(b)
CMTS	(73)	13	(b)
Cost of goods sold
Revenue analysis (cost of goods sold)	1,337	5,446	(c)
Access Network Electronics	800	—	(d)
License fee	(129)	(103)	(e)
E&O vendor cancellation	(228)	(220)	(f)
Research and development
Bonus accrual	556	—	(g)
Thomson (other)	20	23	(h)
Thomson direct development costs	134	150	(i)
Sales and marketing
General and administrative
Legal accrual	(448)	—	(k)
Bad debt expense	(176)	(723)	(l)
Restructuring charges, executive severance and asset write-offs
Interest income (expense), net Convertible subordinated notes	55	56	(m)

Net loss, as restated	$(9,233)	$(6,487)

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Explanation of Current Quarterly Adjustments:

(a)	To reflect adjustments to revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1.

(b)	To reflect adjustments for timing difference identified between deferred revenue and revenue for product sales when the fee was not fixed or determinable or when collectibility was not reasonably assured and to reflect other adjustments to the account.

(c)	To reflect adjustments to cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable or when collectibility was not reasonably assured.

(d)	To reverse 2004 amortization of ANE warranty reserve and to recognize in the quarter ended March 31, 2005.

(e)	To correct pre-paid amortization on license fee based on a new royalty rate.

(f)	To reverse E&O reserves related to CMTS product based on revised demand forecast.

(g)	To reverse expenses for retention and other miscellaneous bonuses earned by employees in 2004.

(h)	To defer cost of goods sold costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(i)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(j)	To reflect other adjustments and reclassifications.

(k)	To correct legal accrual adjustment recorded as of December 31, 2004 and to reflect the liability for the quarter ended March 31, 2005.

(l)	To reflect adjustments to the allowance for doubtful accounts and bad debt expense based on the Company’s reassessment of the accounts.

(m)	To record amortization of bond premium to interest income.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS
EFFECTS OF THE RESTATEMENT
(in thousands)

	Year Ended December 31,
	2004			2003
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated(1)	Reported	Adjustments	Restated(1)

Operating activities:
Net loss	$(36,531)	$(10,574)	$(47,105)	$(50,353)	$(5,872)	$(56,225)
Adjustments to reconcile net loss to net cash (provided by) used in operating activities:
Depreciation and amortization	6,416	(556)	5,860	9,369	(147)	9,222
Amortization of deferred compensation	17	—	17	53	—	53
Amortization of subordinated convertible note premium	—	(221)	(221)	—	(221)	(221)
Accretion of discounts on short-term investments	—	(107)	(107)	—	(440)	(440)
Realized gains on sales of short-term investments	—	(2)	(2)	—	(127)	(127)
Inventory provision	11,980	(430)	11,550	4,086	(61)	4,025
Provision for doubtful accounts	—	590	590	—	120	120
Restructuring provision	—	6,513	6,513	—	2,184	2,184
Write-off of fixed assets	2,393	652	3,045	497	322	819
Warranty provision	—	3,075	3,075	—	2,353	2,353
Vendor cancellation provision	—	387	387	—	1,362	1,362
Compensation expense for issuance of common stock	—	—	—	70	—	70
Value of common and preferred stock warrants issued	—	—	—	45	—	45
Net changes in operating assets and liabilities:		—			—
Accounts receivable, net	10,139	(1,735)	8,404	(12,602)	6,402	(6,200)
Inventory	(12,760)	821	(11,939)	(12,193)	(852)	(13,045)
Other assets	5,131	(4,728)	403	7,281	(370)	6,911
Accounts payable	(18,204)	764	(17,440)	2,129	—	2,129
Accrued payroll and related expenses	(2,356)	372	(1,984)	310	—	310
Deferred revenues	(844)	12,696	11,852	2,926	774	3,700
Accrued warranty expenses	(1,639)	(1,995)	(3,634)	(3,098)	(2,353)	(5,451)
Accrued restructuring charges	1,066	(5,421)	(4,355)	(2,254)	(2,004)	(4,258)
Accrued restructuring and executive severance	(2,348)	(387)	(2,735)	(12,335)	887	(11,448)
Accrued other liabilities	(2,008)	178	(1,830)	(2,331)	(1,073)	(3,404)
Interest payable	(2)	2	—	3	(3)	—

Net cash provided by (used in) operating activities	(39,550)	(106)	(39,656)	(68,397)	881	(67,516)

Investing activities:
Purchases of short-term investments	(54,517)	(35,440)	(89,957)	(243,652)	(9,381)	(253,033)
Proceeds from sales and maturities of short-term investments	107,931	35,549	143,480	224,154	9,947	234,101
Purchases of property and equipment	(2,698)	(2)	(2,700)	(3,831)	185	(3,646)

Net cash provided by (used in) investing activities	50,716	107	50,823	(23,329)	751	(22,578)

Financing activities:
Principal payments on capital leases	(124)	(2)	(126)	(66)	(1,631)	(1,697)
Proceeds from issuance of common stock	1,681	1	1,682	3,729	(1)	3,728

Net cash provided by financing activities	1,557	(1)	1,556	3,663	(1,632)	2,031
Effect of foreign currency exchange rate changes	307	—	307	1,172	—	1,172

Net (decrease) increase in cash and cash equivalents	13,030	—	13,030	(86,891)	—	(86,891)
Cash and cash equivalents at beginning of year	30,188	—	30,188	117,079	—	117,079

Cash and cash equivalents at end of year	$43,218	$—	$43,218	$30,188	$—	$30,188

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$138	$37	$175	$194	$—	194

Cash paid for interest	$3,268	$—	$3,268	$3,262	$—	3,262

Deferred compensation relating to common stock issued to non-employees	$17	$—	$17	$53	$—	$53

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Fair Value of Financial Instruments

The amounts reported as cash and cash equivalents approximate fair value due to their short-term maturities. The fair value for the Company’s investments in marketable debt and equity securities is estimated based on quoted market prices.

The fair value of short-term and long-term capital lease and debt obligations is estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations, as of each period presented, approximate their respective fair values.

The following estimated fair value amounts have been determined using available market information. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

		Gross	Gross
		Unrealized	Unrealized
December 31, 2005	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)

Investments maturing in less than 1 year:
Commercial paper	$7,950	$—	$(3)	$7,947
Government agency obligations	47,000	—	(325)	46,675

Subtotal	54,950	—	(328)	54,622
Investments maturing in 1-2 years:
Fixed income corporate securities	3,959	—	(9)	3,950
Government agency obligations	13,998	—	(136)	13,862

Subtotal	17,957	—	(145)	17,812

Total	$72,907	$—	$(473)	$72,434

		Gross	Gross
		Unrealized	Unrealized
December 31, 2004	Amortized Cost	Gains	Losses	Fair Value
	(in thousands)

Investments maturing in less than 1 year:
Government agency obligations	$8,000	$—	$(72)	$7,928
Investments maturing in 1-2 years:
Government agency obligations	47,006	—	(417)	46,589

Total	$55,006	$—	$(489)	$54,517

There were no realized gains or losses on short-term investments in either the year ended December 31, 2005 or 2004, respectively.

Note 5.	Commitments

Leases

The Company leases its facilities and certain equipment under operating leases. Effective in August 2006, the Company entered into a sub-sublease agreement to sub-sublease its then current principal executive offices located in Santa Clara, California and consisting of approximately 141,000 square feet of office space. The sub-sublease agreement expires on October 31, 2009 which is the same day as the Company’s agreement to sublease the premises

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expires. Concurrently, the Company entered into a lease agreement to lease approximately 63,069 square feet of office space through September 2009 at another location in Santa Clara, California to serve as the Company’s new principal executive offices. The facility in Belgium is leased through June 30, 2013 with a right to terminate at the end of each three-year period commencing on July 1, 2004. The Company has a lease in Israel that expires in February 2007. The Company rents the remainder of its facilities on a month-to-month basis. Rent expense was approximately $5.6 million, $6.5 million and $6.8 million, for the years ended December 31, 2005, 2004 and 2003, respectively. Prior to the expiration of certain leases, the Company subleased a portion of its facilities to third parties and currently subleases its former principal executive offices to a third party. See Note 7, “Restructuring Charges and Asset Write-offs.” The Company’s sublease rental income was approximately $2.6 million, $1.9 million and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In 2002, the Company entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was secured by a $9.0 million letter of credit at December 31, 2002. The letter of credit was reduced to $7.5 million in February 2003. The $7.5 million letter of credit was converted to a cash deposit in 2004. In August 2004, the Company entered into a 28-month aircraft sublease terminating on December 31, 2006. The lease commitment for the aircraft is included in the table below.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2005 are as follows (in thousands):

Operating
Leases

2006	$4,898
2007	3,221
2008	3,105
2009	2,578
2010	—
Thereafter	—

Total minimum payments	$13,802

As of December 31, 2005 there are approximately $1.3 million of future minimum sublease payments for the Company’s corporate jet and leased facility in Ottawa, Canada to be received under non-cancelable subleases not reflected in the table above.

Purchase Obligations and Special Charges

The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations consist of open purchase orders placed with vendors for goods and services of the vendors’ products at a specified price. As of December 31, 2005, $12.1 million of purchase obligations were outstanding. As a result of declines in its forecasts, the Company has canceled certain purchase orders with its contract manufacturers that had existing inventory on hand, or on order in anticipation of the Company’s earlier forecasts. Consequently, the Company accrued for vendor cancellation charges in amounts that represented management’s estimate of the Company’s exposure to vendors for its inventory commitments. At December 31, 2005, accrued vendor cancellation charges were $1.5 million and the remaining $10.6 million was attributable to open purchase orders that are expected to be utilized in the normal course of business and are expected to become payable at various times throughout 2006.

Letters of Credit

As of December 31, 2005, the Company had $0.5 million in available letters of credit primarily required to support operating leases which expire at various dates through 2009.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Royalties

The Company has various royalty arrangements, which require it to pay nominal amounts to various suppliers for usage of licensed property. Royalties are generally calculated on a per-unit basis, and to a lesser extent, as a percentage of sales. The Company’s total accrued obligations for royalties at December 31, 2005 and 2004 were $50,000 and $0.4 million, respectively.

The Company has purchased, through its acquisition of Radwiz Ltd. (Radwiz), certain technology that utilized funding provided by the Israeli Chief Scientist of the Ministry of Industry and Trade (Chief Scientist). Additionally, Terayon Communication Systems Ltd. (Terayon Ltd.) received certain funding from the Chief Scientist to develop technology used in one of the products developed by the Company. The Company has committed to pay royalties to the Government of Israel based on proceeds from sales of products using this technology. The Company sold Radwiz to a third party in 2004, which included any future Chief Scientist liabilities related to the sale of technology developed by Radwiz. The Company discontinued the product developed by Terayon Ltd. and does not expect to sell any products using this technology in 2006 or any future periods.

Note 6.	Accrued Severance Pay

In June 2004, we entered into separation agreements with two executive officers. One officer resigned in the quarter ended June 30, 2004 and the other officer resigned in the quarter ended September 30, 2004. We recorded a severance provision of $1.7 million related to termination costs for one of the officers in the quarter ended June 30, 2004, along with another executive officer who resigned in the quarter effective July 2003. We recorded a severance provision of $1.4 million in the quarter ended September 30, 2004 for the other executive officer. Most of the severance costs were paid in the quarters ended September 30, 2004 and December 31, 2004 with nominal amounts for employee benefits payable through the quarter ended September 30, 2005.

In August 2004, we entered into an employment agreement with another executive officer. The executive officer resigned effective as of December 31, 2004 with a termination date of February 3, 2005. We recorded a severance provision of $0.4 million related to termination costs for this officer in the quarter ended December 31, 2004. Most of the severance costs related to this officer were paid in the quarter ended March 31, 2005 with nominal amounts for employee benefits payable into the quarter ended December 31, 2005.

This table summarizes the executive severance balance as of December 31, 2005 (in thousands):

December 31,
2005

Balance at December 31, 2004	$431
Charges	14
Cash payments	(444)

Balance at December 31, 2005	$1

The 2004 charge for executive severance of $3.5 million is included within restructuring charges, executive severance and asset write-off in the Consolidated Statement of Operations. The $0.4 million in executive severance is accrued on the Consolidated Balance Sheet within accrued restructuring and executive severance at December 31, 2004.

One of the Company’s subsidiaries is subject to Israeli law and labor agreements, under which it is required to make severance payments to dismissed employees and employees leaving its employment in certain other circumstances. This subsidiary’s severance pay liability to its employees, which is calculated on the basis of the salary of each employee for the last month of the reported year multiplied by the years of such employee’s employment, is included in the Company’s consolidated balance sheets on the accrual basis, and is partially funded by a purchase of insurance policies in the subsidiary’s name. At December 31, 2005 and 2004, $0.4 million and

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.3 million, respectively, for accrued severance pay was included in long-term obligations. In accordance with EITF 88-1, “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan,” the Company included $0.2 million and $0.7 million which related to the amounts funded by the purchase of insurance policies for the Israeli severance liabilities in its consolidated balance sheets as current liabilities and other assets at December 31, 2005 and 2004, respectively.

Note 7.	Restructuring Charges and Asset Write-offs

The Company accrues for termination costs in accordance with paragraph 3 of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 112, “Employers’ Accounting for Post Employment Benefits.” Liabilities are initially measured at their fair value on the date in which they are incurred based on plans approved by the Company’s Board of Directors. Accrued employee termination costs principally consist of three components: (i) a lump-sum severance payment based upon years of service (e.g. two weeks per year of service); (ii) COBRA insurance based on years of service and rounded up to the month; and (iii) an estimate of costs for outplacement services immediately provided to the affected employees. Substantially all employees were terminated on the date of notification, so there was no additional service period required to be included in the determination of accrued termination costs. Where such services were required for a period over 60 days, the Company amortized termination costs ratably over the required service period.

2004 Restructurings

During the quarter ended March 31, 2004, the Company initiated a restructuring plan to bring operating expenses in line with revenue levels. In the quarter ended March 31, 2004, the Company incurred 2004 restructuring plan charges in the amount of $3.3 million of which $1.0 million related to employee termination costs, $0.9 million related to termination costs for an aircraft lease, and $1.4 million related to costs for excess leased facilities. In the quarter ended June 30, 2004, the Company incurred 2004 restructuring plan charges in the amount of $1.1 million related to additional costs for excess leased facilities. In the quarter ended December 31, 2004, to further conform the Company’s expenses to its revenues and to cease investment in the CMTS product line, the Company’s Board of Directors approved a restructuring plan with a charge in the amount of $1.3 million related to employee terminations. In the second, third and fourth quarters of 2004, the Company re-evaluated the first and second quarter 2004 restructuring charges for the employee severance, excess facilities and the aircraft lease termination. Based on market conditions, new assumptions provided by its real estate broker, and the terms of the aircraft sublease agreement, which the Company entered into in the quarter ended September 30, 2004, the Company increased the restructuring charge for the aircraft lease by a total of $1.0 million, the facilities accrual was increased by $0.3 million and employee severance accrual was decreased by $0.2 million, for the year ended December 31, 2004.

The Company anticipates the remaining restructuring accrual related to the aircraft lease to be substantially utilized for servicing operating lease payments through January 2007, and the remaining restructuring accrual related to excess leased facilities to be utilized for servicing operating lease payments through October 2009.

The reserve for the aircraft lease approximates the difference between the Company’s current costs for the aircraft lease and the estimated income derived from subleasing.

The amount of net charges accrued under the 2004 restructuring plans assumes that the Company will successfully sublease excess leased facilities. The reserve for the excess leased facilities includes the estimated income derived from subleasing, which is based on information from the Company’s real estate brokers, who estimated it based on assumptions relevant to the real estate market conditions as of the date of the Company’s implementation of the restructuring plan and the time it would likely take to sub-lease the excess leased facility. The Company sub-subleased its former principal executive offices in August 2006.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This table summarizes the accrued restructuring balances related to the 2004 restructurings as of December 31, 2005 (in thousands):

	Involuntary	Excess Leased	Aircraft Lease
	Terminations	Facilities	Termination	Total

Charges	$2,298	$2,523	$933	$5,754
Cash payments	(1,467)	(850)	(1,194)	(3,511)
Changes in estimates	(239)	324	954	1,039

Balance at December 31, 2004	592	1,997	693	3,282
Charges	1,037	—	—	1,037
Cash payments	(1,534)	(1,190)	(344)	(3,068)
Changes in estimates	(95)	1,246	149	1,300

Balance at December 31, 2005	$—	$2,053	$498	$2,551

2003 Restructuring

During the quarter ended March 31, 2003, the Company initiated a restructuring plan to conform the Company’s expenses to its revenue levels and to better position the Company for future growth and eventual profitability. The Company incurred restructuring charges in the amount of $2.7 million related to employee termination costs as part of the 2003 restructuring. As of December 31, 2003, 81 employees were terminated throughout the Company, and the Company paid $2.6 million in termination costs. In the quarter ended June 30, 2003, the Company reversed approximately $0.1 million of previously accrued termination costs due to a change in estimate. At December 31, 2005 and 2004, no restructuring charges remained accrued related to the 2003 restructurings.

2002 Restructuring

During 2002, another restructuring plan (2002 Plan) increased the reserve for excess leased facilities due to the exiting of additional space within the same facility in Israel as in the 2001 Plan. The Company incurred restructuring charges in the amount of $3.6 million for the 2002 Plan. Improving real estate market conditions in Israel in the early part of 2004 gave rise to our improved tenant sublease assumptions thereby creating a change in estimate of $0.1 million in the 2002 Plan, leaving nominal accrued restructuring charges at December 31, 2004.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This table summarizes the accrued restructuring balances related to the 2002 restructurings as of December 31, 2005 (in thousands):

		Excess Leased
		Facilities and
	Involuntary	Cancelled
	Terminations	Contracts	Total

Balance at December 31, 2002	$88	$1,423	$1,511
Cash payments	(88)	(220)	(308)
Changes in estimates	—	(1,103)	(1,103)

Balance at December 31, 2003	—	100	100
Charges	—	20	20
Cash payments	—	(5)	(5)
Changes in estimates	—	(100)	(100)

Balance at December 31, 2004	—	15	15
Changes in estimates	—	(15)	(15)

Balance at December 31, 2005	$—	$—	$—

2001 Restructurings

As part of the restructuring plan initiated in 2001 (2001 Plan), the Company incurred restructuring charges in the amount of $12.7 million. In 2003, the Company increased the restructuring reserve by $0.8 million primarily related to excess leased facilities that had previously been part of the excess leased facilities reserve in the 2002 restructuring plan. In 2004, the Company decreased the reserve by $0.2 million due to improving real estate market conditions in Israel that gave rise to the Company’s improved tenant sublease assumption that resulted in a change of estimate to the 2001 Plan. In 2005, the Company decreased the reserve by $0.3 million to reflect a decrease for improving tenant sublease conditions in Israel that was partially offset by an increase in the reserve for excess leased facilities due to the use of the wrong lease term in its initial estimate. At December 31, 2005, $0.1 million remained accrued for excess leased facilities.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This table summarizes the accrued restructuring balances related to the 2001 restructurings as of December 31, 2005 (in thousands):

Excess
Leased Facilities
and Cancelled
Contracts

Balance at December 31, 2002	$4,066
Charges	—
Cash payments	(1,676)
Changes in estimates	813

Balance at December 31, 2003	3,203
Charges	—
Cash payments	(1,165)
Changes in estimates	(200)

Balance at December 31, 2004	1,838
Charges	—
Cash payments	(1,450)
Changes in estimates	(253)

Balance at December 31, 2005	$135

Asset Write-offs

As a result of CMTS product line restructuring activities in 2004, the Company wrote down $2.4 million of fixed assets, which were determined to have no remaining useful life or identified by management as being impaired.

As a result of restructuring activities in 2003, the Company wrote off $0.4 million of fixed assets in 2003, which were determined to have no remaining useful life. As a result of restructuring activities in 2002, approximately $1.4 million of fixed assets were determined to have no remaining useful life.

Note 8.	Convertible Subordinated Notes

In July 2000, the Company issued $500 million of 5% convertible subordinated notes (Notes) due in August 2007 resulting in net proceeds to the Company of approximately $484 million. The Notes were convertible into shares of the Company’s common stock at a conversion price of $84.01 per share at any time on or after October 24, 2000 through maturity, unless previously redeemed or repurchased. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the Notes are considered a hybrid instrument since, and as described below, they contained multiple embedded derivatives.

The Notes contained several embedded derivatives. First, the Notes contain a contingent put (Contingent Put) where in the event of any default by the Company, the Trustee or holders of at least 25% of the principal amount of the Notes outstanding may declare all unpaid principal and accrued interest to be due and payable immediately. Second, the Notes contain an investor conversion option (Investor Conversion Option) where the holder of the Notes may convert the debt security into Company common stock at any time after 90 days from original issuance and prior to August 1, 2007. The number of shares of common stock that is issued upon conversion is determined by dividing the principal amount of the security by the specified conversion price in effect on the conversion date. The initial conversion price was $84.01 which was subject to adjustment under certain circumstances described in the Indenture. Third, the Notes contain a liquidated damages provision (Liquidated Damages Provision) that obligated

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company to pay liquidated damages to investors of 50 basis points on the amount of outstanding securities for the first 90 days and 100 basis points thereafter, in the event that the Company did not file an initial shelf registration for the securities within 90 days of the closing date. In the event that the Company filed its initial shelf registration within 90 days but failed to keep it effective for a two year period from the closing date, the Company would pay 50 basis points on the amount of outstanding securities for the first 90 days and 100 basis points thereafter. Fourth, the Notes contain an issuer’s call option (Issuer Call Option) that allowed the Company to redeem some or all of the Notes at any time on or after October 24, 2000 and before August 7, 2003 at a redemption price of $1,000 per $1,000 principal amount of the Notes, plus accrued and unpaid interest, if the closing price of the Company’s stock exceeded 150% of the conversion price, or $126.01, for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day prior to the date of the mailing of the redemption notice. In addition, if the Company redeemed the Notes, it was also required to make cash payment of $193.55 per $1,000 principal amount of the Notes less the amount of any interest actually paid on the Notes prior to redemption. The Company had the option to redeem the Notes at any time on or after August 7, 2003 at specified prices plus accrued and unpaid interest.

Under SFAS 133, an embedded derivative must be separated from its host contract (i.e., the Notes) and accounted for as a stand-alone derivative if the economic characteristics and risks of the embedded derivative are not considered “clearly and closely related” to those of the host. An embedded derivative would not be considered clearly and closely related to the host if there was a possible future interest rate scenario (even though it may be remote) in which the embedded derivative would at least double the initial rate of return on the host contract and the effective rate would be twice the current market rate as a contract that had similar terms as the host and was issued by a debtor with similar credit quality. Furthermore, per SFAS 133, the embedded derivative would not be considered clearly and closely related to the host contract if the hybrid instrument could be settled in such a way the investor would not recover substantially all of its initial investment.

During the restatement process, the Company determined under SFAS 133 that both the Issuer Call Option and the Liquidated Damages Provision represented an embedded derivative that was not clearly and closely related to the host contract, and therefore needed to be bifurcated from the Notes and valued separately. As it related to the Liquidated Damages Provision and based on a separate valuation that included Black-Scholes valuation methodologies, the Company assessed a valuation of $0.4 million. Based on the need to amortize the $0.4 million over the 7-year life of the Notes, the impact to the Company’s financial results related to the Liquidated Damages Provision was not material.

As it related to the Issuer Call Option and based on a separate valuation that included Black-Scholes valuation methodologies, the Company assessed a valuation of $11.9 million. As a result, at the time the Notes were issued in July 2000, the Company should have created an asset to record the value of the Issuer Call Option for $11.9 million and created a bond premium to the Notes for $11.9 million. In accordance with SFAS 133, the asset value would then be marked to market at the end of each accounting period and the bond premium would be amortized against interest expense at the end of each accounting period. Due to the decrease in the price of the Company’s common stock, the value of the Issuer Call Option became effectively zero and the Company should have written off the asset related to the Issuer Call Option in 2000. Additionally, as part of the bond repurchase activity where the Company repurchased $325.9 million and $109.1 million of face value of the Notes (for a total of $435 million) that occurred in 2001 and 2002, the Company should have recognized an additional gain from the retirement of the bond premium associated with the Issuer Call Option of $7.0 million in 2001 and $1.9 million in 2002. The Company determined that the $7.0 million non-cash gain on the early retirement of the premium to be immaterial to 2001 financial results.

In the quarter ended March 31, 2006, the Company paid off the entire principal amount of the outstanding Notes, including all accrued and unpaid interest and related fees, for a total of $65.6 million. In addition, the Company recognized $0.3 million into other income, net representing the remaining unamortized bond premium associated with the Issuer Call Option.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Contingencies

Litigation

Beginning in April 2000, several plaintiffs filed class action lawsuits in federal court against the Company and specific officers and directors of the Company. Later that year, the cases were consolidated in the United States District Court for the Northern District of California (Court) as In re Terayon Communication Systems, Inc. Securities Litigation. The Court then appointed lead plaintiffs who filed an amended complaint. In 2001, the Court granted in part and denied in part defendants’ motion to dismiss, and plaintiffs filed a new complaint. In 2002, the Court denied defendants’ motion to dismiss that complaint, which, like the earlier complaints, alleged that the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding the Company’s technology. On February 24, 2003, the Court certified a plaintiff class consisting of those who purchased or otherwise acquired the Company’s securities between November 15, 1999 and April 11, 2000. On September 8, 2003, the Court heard defendants’ motion to disqualify two of the lead plaintiffs and to modify the definition of the plaintiff class. On September 10, 2003, the Court issued an order vacating the hearing date for the parties’ summary judgment motions, and, on September 22, 2003, the Court issued another order staying all discovery until further notice and vacating the trial date, which had been scheduled for November 4, 2003. On February 23, 2004, the Court issued an order disqualifying two of the lead plaintiffs and ordered discovery, which was conducted. In February 2006, the Company mediated the case with plaintiffs’ counsel. As part of the mediation, the Company reached a settlement of $15.0 million. After this mediation, the Company’s insurance carriers agreed to tender their remaining limits of coverage, and the Company contributed approximately $2.2 million to the settlement. On March 17, 2006, the Company, along with plaintiffs’ counsel, submitted the settlement to the Court and the shareholder class for approval. As a result, the Company accrued $2.2 million to litigation settlement expense in the fourth quarter of 2005. The Court held a hearing to review the settlement of the shareholder litigation on September 25, 2006. To date, the Court has not approved the settlement.

On October 16, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the Superior Court of California, San Luis Obispo County. This lawsuit was titled Bertram v. Terayon Communication Systems, Inc. The factual allegations in the Bertram complaint were similar to those in the federal class action, but the Bertram complaint sought remedies under state law. Defendants removed the Bertram case to the United States District Court, Central District of California, which dismissed the complaint. Plaintiffs appealed this order, and their appeal was heard on April 16, 2004. On June 9, 2004, the United States Court of Appeals for the Ninth Circuit affirmed the order dismissing the Bertram case.

In 2002, two shareholders filed derivative cases purportedly on behalf of the Company against certain of its current and former directors, officers and investors. (The defendants differed somewhat in the two cases.) Since the cases were filed, the investor defendants have been dismissed without prejudice, and the lawsuits have been consolidated as Campbell v. Rakib in the Superior Court of California, County of Santa Clara. The Company is a nominal defendant in these lawsuits, which allege claims relating to essentially the same purportedly misleading statements that are at issue in the securities class action filed in April 2000. In that securities class action, the Company disputed making any misleading statements. The derivative complaints also allege claims relating to stock sales by certain of the director and officer defendants. On September 15, 2006, the Company entered into a Stipulation of Settlement of Derivative Claims. On September 18, 2006, the Superior Court of California, County of Santa Clara approved the final settlement of the derivative litigation entitled In re Terayon Communication Systems, Inc. Derivative Litigation (Case No. CV 807650). In connection with the settlement, the Company paid $1.0 million in attorney’s fees and expenses to the derivative plaintiffs’ counsel and agreed to adopt certain corporate governance practices. As a result, the Company accrued $1.0 million to litigation settlement expense in the fourth quarter of 2005.

On June 23, 2006, a putative class action lawsuit was filed against the Company in the United States District Court for the Northern District of California by I.B.L. Investments Ltd. purportedly on behalf of all persons who

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased the Company’s common stock between October 28, 2004 and March 1, 2006. Zaki Rakib, Jerry D. Chase, Mark Richman and Edward Lopez are named as individual defendants. The lawsuit focuses on the Company’s March 1, 2006 announcement of the restatement of the Company’s financial statements for the year ended December 31, 2004, and for the four quarters of 2004 and the first two quarters of 2005. The plaintiffs are seeking damages, interest, costs and any other relief deemed proper by the court. An unfavorable ruling in this legal matter could materially and adversely impact the Company’s results of operations.

In January 2005, Adelphia Communications Corporation (Adelphia) sued the Company in the District Court of the City and County of Denver, Colorado. Adelphia’s complaint alleged, among other things, breach of contract and misrepresentation in connection with the Company’s sale of cable modem termination systems (CMTS) products to Adelphia and the Company’s announcement to cease future investment in the CMTS market. Adelphia sought damages in excess of $25.0 million and declaratory relief. The Company moved to dismiss the complaint seeking an order blocking the case from going forward at a preliminary stage. The court denied the Company’s motion to dismiss the complaint, thereby permitting the case and discovery to go forward. The Company filed a response to Adelphia’s complaint and discovery began. On October 21, 2005, the parties settled the litigation in exchange for (i) full mutual releases of the other party for claims related to the CMTS and customer premise equipment products and (ii) a payment to Adelphia consisting of $3.0 million in cash, $0.8 million of DM 6400 products at list price and $0.8 million of modems at a price of $33.50 each. On December 1, 2005, the United States Bankruptcy Court of the Southern District of New York approved the settlement. On December 15, 2005, the court dismissed the case with prejudice.

On April 22, 2005, the Company filed a lawsuit in the Superior Court of California, County of Santa Clara against Adam S. Tom (Tom) and Edward A. Krause (Krause) and a company founded by Tom and Krause, RGB Networks, Inc. (RGB). The Company sued Tom and Krause for breach of contract and RGB for intentional interference with contractual relations based on breaches of the Noncompetition Agreements entered into between the Company and Tom and Krause, respectively. On May 24, 2006, RGB, Tom and Krause filed a Notice of Motion and Motion For Leave To File a Cross-Complaint, in which the defendants stated that they intended to file counter-claims against the Company for misappropriation of trade secrets, unfair competition, tortious interference with contractual relations and tortious interference with prospective economic advantage. On July 6, 2006, the court granted the defendants’ motion, and on July 20, defendants filed a cross-complaint for misappropriation of trade secrets, unfair competition, tortious interference with contractual relations and tortious interference with prospective economic advantage. On August 21, 2006, the Company filed a demurrer to certain of those claims. The court granted the Company’s demurrer as to RGB’s request for declaratory judgment. On November 9, 2006, the Company filed the Company’s answer to RGB’s complaint. Damages in this matter are not capable of determination at this time and the case may be lengthy and expensive to litigate.

On September 13, 2005, a case was filed by Hybrid Patents, Inc. (Hybrid) against Charter Communications, Inc. (Charter) in the United States District Court for the Eastern District of Texas for patent infringement related to Charter’s use of equipment (cable modems, CMTS and embedded multimedia terminal adapters (eMTAs)) meeting the Data Over Cable System Interface Specification (DOCSIS) standards and certain video equipment. Hybrid has alleged that the use of such products violates its patent rights. Charter has requested that the Company and others supplying it with equipment indemnify Charter for these claims. The Company and others have agreed to contribute to the payment of the legal costs and expenses related to this case. On May 4, 2006, Charter filed a cross-complaint asserting its indemnity rights against the Company and a number of companies that supplied Charter with cable modems, and to date, this cross-complaint has not been dismissed. Trial is scheduled on Hybrid’s claims for July 2, 2007. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Hybrid is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products.

On July 14, 2006, a case was filed by Hybrid against Time Warner Cable (TWC), Cox Communications Inc. (Cox), Comcast Corporation (Comcast), and Comcast of Dallas, LP (together, the MSOs) in the United States

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

District Court for the Eastern District of Texas for patent infringement related to the MSOs’ use of data transmission systems and certain video equipment. Hybrid has alleged that the use of such products violate its patent rights. No trial date is known yet. To date, the Company has not been named as a party to the action. The MSOs have requested that the Company and others supplying them with cable modems and equipment indemnify the MSOs for these claims. The Company and others have agreed to contribute to the payment of legal costs and expenses related to this case. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Hybrid is successful in its claim against the MSOs and then elects to pursue other cable operators that use the allegedly infringing products.

On September 16, 2005, a case was filed by Rembrandt Technologies, LP (Rembrandt) against Comcast in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by Comcast infringe certain patents related to cable modem, voice-over internet, and video technology and applications. To date, the Company has not been named as a party in the action, but the Company has received a subpoena for documents and a deposition related to the products the Company sold to Comcast. The Company continues to comply with this subpoena. Comcast requested that the Company and others supplying them with products for indemnity related to the products that the Company sold to them. The Company and others have agreed to contribute to the payment of legal costs and expenses related to this case. Trial is scheduled on Rembrandt’s claims for August 6, 2007. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against Comcast and then elects to pursue other cable operators that use the allegedly infringing products.

On June 1, 2006, a case was filed by Rembrandt against Charter, Cox, CSC Holdings, Inc. (CSC) and Cablevisions Systems Corp. (Cablevision) in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by Charter infringe certain patents related to cable modem, voice-over internet, and video technology and applications. To date, the Company has not been named as a party in the action, but Charter has made a request for indemnity related to the products that the Company and others have sold to them. The Company has not received an indemnity request from Cox, CSC, and Cablevision but the Company expects that such request will be forthcoming shortly. To date, the Company and others have not agreed to contribute to the payment of legal costs and expenses related to this case. Trial date of this matter is not known at this time. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products.

On June 1, 2006, a case was filed by Rembrandt against TWC in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by TWC infringe certain patents related to cable modem, voice-over internet, and video technology and applications. To date, the Company has not been named as a party in the action, but TWC has made a request for indemnity related to the products that the Company and others have sold to them. The Company and others have agreed to contribute to the payment of legal costs and expenses related to this case. Trial date of this matter is not known at this time. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against TWC and then elects to pursue other cable operators that use the allegedly infringing products.

On September 13, 2006, a second case was filed by Rembrandt against TWC in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by TWC infringe certain patents related to the DOCSIS standard. To date, the Company has not been named as a party in the action, but TWC has made a request for indemnity related to the products that the Company and others have sold to them. The Company and others have agreed to contribute to the payment of legal costs and expenses related to this case. Trial date of this matter is not known at this time. At this point, the outcome

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against TWC and then elects to pursue other cable operators that use the allegedly infringing products.

The Company has received letters claiming that its technology infringes the intellectual property rights of others. The Company has consulted with its patent counsel and reviewed the allegations made by such third parties. If these allegations were submitted to a court, the court could find that the Company’s products infringe third party intellectual property rights. If the Company is found to have infringed third party rights, the Company could be subject to substantial damages and/or an injunction preventing the Company from conducting its business. In addition, other third parties may assert infringement claims against the Company in the future. A claim of infringement, whether meritorious or not, could be time-consuming, result in costly litigation, divert the Company’s management’s resources, cause product shipment delays or require the Company to enter into royalty or licensing arrangements. These royalty or licensing arrangements may not be available on terms acceptable to the Company, if at all.

Furthermore, the Company has in the past agreed to, and may from time to time in the future agree to, indemnify a customer of its technology or products for claims against the customer by a third party based on claims that its technology or products infringe intellectual property rights of that third party. These types of claims, meritorious or not, can result in costly and time-consuming litigation, divert management’s attention and other resources, require the Company to enter into royalty arrangements, subject the Company to damages or injunctions restricting the sale of its products, require the Company to indemnify its customers for the use of the allegedly infringing products, require the Company to refund payment of allegedly infringing products to its customers or to forgo future payments, require the Company to redesign certain of its products, or damage its reputation, any one of which could materially and adversely affect its business, results of operations and financial condition.

The Company has also provided an indemnity to ATI where the Company’s liability is set at $14.0 million for breaches of representations and warranties made by the Company and assumed by the Company. This indemnity is provided for a period of three years for non-tax issues and six years for tax issues.

The Company may, in the future, take legal action to enforce its patents and other intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect the Company’s business, results of operations and financial condition

In December 2005, the Commission issued a formal order of investigation in connection with the Company’s accounting review of a certain customer transaction. These matters were previously the subject of an informal Commission inquiry. We have been cooperating fully with the Commission and will continue to do so in order to bring the investigation to a conclusion as promptly as possible.

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Stockholders’ Equity

Common Stock Warrants

In conjunction with a 1998 preferred stock financing, the Company issued Shaw Communications Inc. (Shaw) a warrant (Anti-Dilution Warrant) to purchase an indeterminate number of shares of common stock. The Anti-Dilution Warrant was exercisable at the option of Shaw during the period that Shaw owned equity in the Company and in the event the Company issued new equity securities at below the current market price defined in the Anti-Dilution Warrant. The aggregate exercise price was $0.50. The Company issued certain equity securities that, as of December 31, 2003 and 2002, respectively, required the Company to issue an additional 37,283 and 17,293 shares of common stock under the Anti-Dilution Warrant. The Company recorded expenses of approximately $45,000 and $26,000 relating to the issuance of warrants pursuant to the Anti-Dilution Warrant in 2003 and 2002, respectively. The expense was calculated by multiplying the annualized fair market value of the Company’s stock by the share dilution attributable to the Anti-Dilution Warrant. As of May 31, 2003, Shaw transferred all of its outstanding shares of common stock to a third party and consequently, the Anti-Dilution Warrant expired unexercised.

In October 1999, a customer of the Company entered into an agreement with Telegate Ltd., an Israeli company (Telegate), which was negotiating with the Company to be acquired by the Company, whereby the customer committed to an investment in Telegate in connection with the acquisition of all the outstanding shares of Telegate by the Company. The customer committed to provide this investment in the event that the acquisition of Telegate by the Company did not close. In January 2000, the Company issued the customer a warrant to purchase 2,000,000 shares of the Company’s common stock at a price of $30.75 per share, the closing price of the Company’s common stock on the date the warrant was issued. The warrant was fully vested, non-forfeitable, and immediately exercisable and had a term of three years. The fair value of the warrant, determined as approximately $34.6 million using the Black-Scholes method, was included in the Telegate purchase price and was associated with the value of the customer relationship. The value of the warrant resulted in a non-cash charge to cost of goods sold to be amortized over the three-year term of the warrant. For the year ended December 2003, the Company incurred no amortization expense related to the warrant. The Telegate warrant expired unexercised in January 2003.

In February 2001, the Company issued a warrant to purchase 200,000 shares of the Company’s common stock at a price of $5.4375 per share, the closing price of the Company’s common stock on the date the warrant was issued, in connection with the December 2000 acquisition of TrueChat, Inc. (TrueChat). Under the terms of the warrant, 100,000 shares were vested and exercisable immediately and the remaining 100,000 shares vested and became exercisable at the rate of 1/24th per month, beginning January 31, 2001. The fair value of the warrant of approximately $0.7 million was calculated using the Black-Scholes method and was recorded as additional consideration relating to the purchase of TrueChat. As of December 31, 2003, the TrueChat warrant was exercisable for an aggregate of 200,000 shares of the Company’s common stock. The TrueChat warrant expired unexercised in February 2004.

Stockholder Rights Plan

In February 2001, the Company’s Board of Directors approved the adoption of a Stockholder Rights Plan under which all stockholders of record as of February 20, 2001 received rights to purchase shares of a new series of preferred stock. The rights were distributed as a non-taxable dividend and will expire in ten years from the record date. The rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the Company’s common stock. If a person or group acquires 15% or more of the Company’s common stock, all rights holders except the buyer will be entitled to acquire the Company’s common stock at a discount. The Board of Directors may terminate the Stockholder Rights Plan at any time or redeem the rights prior to the time a person or group acquires more than 15% of the Company’s common stock.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Reserved

Common stock reserved for issuance is as follows:

December 31,
2005

Common stock options	18,392,821
Employee stock purchase plan	600,371

Total	18,993,192

Stock Option and Stock Purchase Plans

The Company’s 1995 Stock Option Plan (1995 Plan) and 1997 Equity Incentive Plan (1997 Plan) provide for incentive stock options and nonqualified stock options to be issued to employees, directors and consultants of the Company. Exercise prices of incentive stock options may not be less than the fair market value of the common stock at the date of grant. Exercise prices of nonqualified stock options may not be less than 85% of the fair market value of the common stock at the date of grant. Options are immediately exercisable and vest over a period not to exceed five years from the date of grant. Any unvested stock issued is subject to repurchase by the Company at the original issuance price upon termination of the option holder’s employment. Unexercised options expire six to ten years after the date of grant. The 1997 Plan also provides for the sale of restricted shares of common stock to employees, directors and consultants, and the Company has provided such awards in prior years and may provide such awards in the future.

The Company’s 1998 Non-Employee Directors’ Stock Option Plan (1998 Plan) provides for non-discretionary nonqualified stock options to be issued to the Company’s non-employee directors automatically as of the effective date of their election to the Board of Directors and annually following each annual stockholder meeting. Exercise prices of nonqualified options may not be less than 100% of the fair market value of the common stock at the date of grant. Options generally vest and become exercisable over a period not to exceed three years from the date of grant. Unexercised options expire ten years after the date of grant.

The Company’s 1999 Non-Officer Equity Incentive Plan (1999 Plan) provides for nonqualified stock options to be issued to non-officer employees and consultants of the Company. Prices for nonqualified stock options may not be less than 85% of the fair market value of the common stock at the date of the grant. Options generally vest and become exercisable over a period not to exceed five years from the date of grant. Unexercised options expire ten years after date of grant. The 1999 Plan also provides for the sale of restricted shares of common stock to employees, directors and consultants and the Company has provided such awards in prior years and may provide such awards in the future.

As of December 31, 2005, and from inception, the Company had authorized an aggregate of 2,643,442, 16,796,362, 800,000 and 7,208,501 shares of common stock for issuance under the 1995 Plan, the 1997 Plan, the 1998 Plan and the 1999 Plan, respectively. As of December 31, 2005, a total of 4,518 shares, 3,980,642 shares, 79,967 shares, and 1,305,392 shares were available for issuance under the 1995 Plan, the 1997 Plan, the 1998 Plan and the 1999 Plan, respectively.

During the year ended December 31, 2002, the Company recorded aggregate deferred compensation of approximately $38,000 representing the difference between the grant price and the deemed fair value of the Company’s common stock options granted during the period. During the years ended December 31, 2004 and 2003, the Company did not record any additional deferred compensation. The amortization of deferred compensation is being charged to operations and is being amortized over the vesting period of the options, which is typically five years. In each subsequent reporting period (through the vesting period) the remaining deferred compensation will be re-measured. For the years ended December 31, 2005, 2004 and 2003 the amortization expense was approximately $0.1 million, $17,000 and $0.1 million, respectively.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of additional information with respect to the 1995 Plan, the 1997 Plan, the 1998 Plan, the 1999 Plan, Mainsail Equity Incentive Plan, TrueChat Equity Incentive Plan, other outside equity plans and outstanding options assumed by the Company in conjunction with its business acquisitions and option grants made outside the plans:

	Options	Options Outstanding
	Available	Number of	Weighted Average
	for Grant	Shares	Exercise Price

Balance at December 31, 2002	28,991,401	14,619,825	$8.02
Options authorized	(17,000,000)	—	—
Options granted	(7,153,320)	7,153,320	3.05
Options exercised	—	(602,272)	4.20
Options canceled	3,706,914	(3,706,914)	7.61

Balance at December 31, 2003	8,544,995	17,463,959	$6.20
Options authorized	3,000,000	—	—
Options granted	(4,738,944)	4,738,944	1.96
Options exercised	—	(225,645)	2.19
Options canceled	5,174,420	(5,174,420)	5.19

Balance at December 31, 2004	11,980,471	16,802,838	$5.37
Options authorized	(8,500,000)	—	—
Options granted	(2,911,675)	2,911,675	3.01
Options exercised	—	(1,341,112)	2.28
Options canceled	5,341,415	(5,341,415)	6.31
Shares expired	(379,286)	—	—

Balance at December 31, 2005	5,530,925	13,031,986	$4.78

In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise	Shares	Remaining	Weighted Average	Exercisable	Weighted Average
Prices	Outstanding	Contractual Life	Exercise Price	Options	Exercise Price

$0.00 - $1.99	2,692,641	8.59	$1.76	1,078,710	$1.74
$2.01 - $2.95	2,606,963	7.62	2.52	2,154,490	2.47
$2.97 - $3.49	2,612,493	5.50	3.04	437,250	3.04
$3.50 - $6.52	1,250,704	6.13	5.53	973,743	5.58
$6.81 - $66.37	3,869,185	5.00	9.33	3,858,293	9.33

Total	13,031,986	6.48	$4.78	8,502,486	$5.88

At December 31, 2005, there were no shares of the Company’s common stock subject to repurchase by the Company.

  Employee Stock Purchase Plan

In June 1998, the Board of Directors approved, and the Company adopted, the 1998 Employee Stock Purchase Plan (ESPP), which is designed to allow eligible employees of the Company to purchase shares of common stock at

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

semi-annual intervals through periodic payroll deductions. An aggregate of 4,400,000 shares of common stock are reserved for the ESPP, and 3,799,629 shares had been issued through December 31, 2005. The ESPP is implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can have up to 15% of their base salary deducted to purchase shares of the common stock on specific dates determined by the Board of Directors (up to a maximum of $25,000 per year based upon the fair market value of the shares at the beginning date of the offering). The price of common stock purchased under the ESPP will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. In November 2002 the Company’s Board of Directors suspended the ESPP after the final offering period expired on July 31, 2004.

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock plans because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of valuation models that were not developed for use in valuing employee stock instruments. Under APB 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss is required under SFAS 123 and is calculated as if the Company had accounted for its employee stock options and for its ESPP shares to be issued under the fair value method of SFAS 123. The fair value for employee stock options granted and ESPP shares was estimated at the date of grant based on the Black-Scholes method using the following weighted average assumptions:

	Risk-free
	Interest	Expected	Expected	Dividend
	Rates	Volatility	Life	Yield
			(in years)

2003
Stock option plans	2.67%	0.87	5.0	0.0%
Employee stock purchase plan	1.27%	1.54	0.5	0.0%
2004
Stock option plans	3.47%	0.78	5.0	0.0%
Employee stock purchase plan	1.16%	0.80	0.5	0.0%
2005
Stock option plans	3.93%	0.58	2.1	0.0%

As discussed above, the valuation models used under SFAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock instruments.

The options’ weighted average grant date fair value, which is the value assigned to the options under SFAS 123, was $1.42, $1.28 and $2.14, for options granted during 2005, 2004 and 2003, respectively. The weighted average grant date fair value of ESPP shares to be issued was $0.99 and $0.99 for the years ended December 31, 2004 and 2003, respectively. There were no ESPP shares issued in 2005.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Income Taxes

The benefit (expense) for income taxes consists of (in thousands):

	Year Ended December 31,
	2005	2004	2003
		(as restated)(1)	(as restated)(1)

Current:
Federal	$—	$—	$—
State	—	(40)	—
Foreign	(149)	116	(316)

Total current	(149)	76	(316)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

	$(149)	$76	$(316)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

The reconciliation of income tax benefit attributable to net loss applicable to common stockholders computed at the U.S. federal statutory rates to income tax benefit (expense) (in thousands):

	Year Ended December 31,
	2005	2004	2003
		(as restated)(1)	(as restated)(1)

Tax benefit at U.S. statutory rate	$9,418	$16,513	$19,568
Loss for which no tax benefit is currently recognizable	(9,418)	(16,513)	(19,568)
Other, net	(149)	76	(316)

	$(149)	$76	$(316)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in thousands):

	Year Ended December 31,
	2005	2004
		(as restated)(1)

Deferred tax assets:
Net operating loss carryforwards	$156,229	$156,608
Tax credit carryforwards	13,607	13,336
Reserves and accruals	9,469	10,533
Capitalized research and development	2,270	2,959
Intangible asset amortization	24,929	27,482
Deferred revenue	14,239	4,738
Other, net	9,078	10,904

Gross deferred tax assets	229,821	226,560
Valuation allowance	(229,821)	(226,560)

Net deferred tax assets	$—	$—

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance has been established to reflect these uncertainties as of December 31, 2005 and 2004. The valuation allowance increased $3.3 million for the year ended December 31, 2005 as compared to 2004. Approximately $44.3 million of the valuation allowance at December 31, 2005 related to stock options benefits to be credited to equity when realized.

As of December 31, 2005 and 2004, the Company had federal and California net operating loss carryforwards of approximately $391.7 million and $312.8 million, respectively. The Company also had federal and California tax credit carryforwards of approximately $8.8 million and $11.2 million, respectively, as of December 31, 2005. The federal and California net operating loss and credit carryforwards will expire at various dates beginning in the years 2006 through 2025, if not utilized. The federal research credits expire at various dates beginning in the years 2009 through 2022, if not utilized. The California research credits have no expiration date.

Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry-forwards before full utilization.

Note 12.	Defined Contribution Plan

During 1995, the Company adopted a 401(k) Profit Sharing Plan and Trust that allows eligible employees to make contributions subject to certain limitations. The Company may make discretionary contributions based on profitability as determined by the Board of Directors. No amount was contributed by the Company to the plan during the years ended December 31, 2005, 2004 and 2003.

Note 13.	Segment Information

In late 2000, the worldwide telecom and satellite industries experienced severe downturns that resulted in significantly reduced purchases of equipment. Because of that decrease in demand, the Company refocused its efforts on sales of its data products to the cable industry and its digital video products to the cable and satellite

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

industry, and significantly reduced and then ultimately eliminated its telecom and satellite businesses. Consequently, beginning in 2003, the Company’s previously reported telecom segment no longer meets the quantitative threshold for disclosure and the Company now operates as one business segment.

Since 2004, the Company increased its focus on the development, marketing and sale of its digital video products versus its data products, which consisted of the CMTS, modem and eMTA products, and ultimately, refocused the Company as a digital video company. The decreased focus on the data products was due to the pressures of competing in a standards based marketplace versus a proprietary based marketplace. In 2001 and 2002, the Company switched from selling proprietary data products based on its Synchronous Code Division Multiple Access (S-CDMA) technology to Data Over Cable System Interface Specification (DOCSIS) compliant products. Additionally, in 2001, the Company licensed its S-CDMA technology to CableLabs on a non-exclusive, perpetual, worldwide, royalty-free basis for inclusion in the DOCSIS 2.0 standard (and later standards) and therefore, any competitive edge previously provided by the proprietary technology was eliminated. In 2004, the Company ceased investment in its CMTS product line due to these competitive pressures, declining sales and costs associated with research and development efforts to develop the next generation of CMTS products. In January 2006, the Company discontinued its line of modems and eMTAs for the same reasons.

The Company operates solely in one business segment, the development and marketing of digital video products and related services. However, the Company will continue to sell through the existing inventory of its modem and eMTA products. The Company’s foreign operations consist of sales, marketing and support activities through its foreign subsidiaries. The Company’s Chief Executive Officer has responsibility as the chief operating decision maker (CODM) as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The CODM reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues and certain direct expenses by geographic region for purposes of making operating decisions and assessing financial performance. The Company’s assets are primarily located in its corporate office in the United States and are not allocated to any specific region, therefore the Company does not produce reports for, or measure the performance of, its geographic regions based on any asset-based metrics. As a result, geographic information is presented only for revenues and long-lived assets (in thousands):

	Year Ended December 31,
	2005	2004	2003
		(as restated)(1)	(as restated)(1)

Geographic areas:
Revenues:
United States	$52,838	$72,838	$71,945
Americas, excluding United States	1,871	4,930	3,081
Europe, Middle East and Africa (EMEA), excluding Israel	15,314	17,640	9,450
Israel	7,645	16,645	15,274
Asia excluding Japan	11,544	15,259	9,094
Japan	1,452	9,172	21,343

Total	$90,664	$136,484	$130,187

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2005	2004
		(as restated)(1)

Long-lived assets:
United States	$3,701	$4,517
Americas, excluding United States	5	402
Europe, Middle East and Africa (EMEA), excluding Israel	65	132
Israel	16	687
Asia	128	116

Total	$3,915	$5,854

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Three customers, Harmonic, Inc. (Harmonic), Thomson Broadcast, and Comcast Corporation (Comcast) each accounted for 10% or more of total revenues for the year ended December 31, 2005 (12%, 11% and 10%, respectively). Two customers, Adelphia Communications Corporation (Adelphia) and Comcast accounted for more than 10% each of total revenues for the year ended December 31, 2004 (20% and 13%, respectively). Three customers, Adelphia, Cross Beam Networks and Comcast each accounted for more than 10% of total revenues for the year ended December 31, 2003 (21%, 16% and 13%, respectively). Four customers, Comcast, HOT Telecom, Wharf T&T Limited and CSC Holdings, each accounted for 10% or more of total accounts receivable as of December 31, 2005 (16%, 11%, 11%, and 11%, respectively). Two customers, Comcast and Harmonic, each accounted for 10% or more of total accounts receivable as of December 31, 2004 (17% and 15%, respectively).

Note 14.	Related Party Transactions

Aleksander Krstajic, a member of the Company’s Board of Directors until June 19, 2006, was the Senior Vice President of Interactive Services, Sales and Product Development for Rogers Communications, Inc. (Rogers) until January 2003. Effective in April 2003, Rogers was no longer a related party to the Company. Revenues attributable to Rogers are only classified as related party revenues in the first and second quarters of 2003, which were not material. The Company recognized revenues of $1.5 million from sales to Rogers during the combined periods of the first and second quarters of 2003.

Note 15.	Product Warranty

The Company provides a standard warranty for most of its products, ranging from one to five years from the date of purchase. The Company estimates product warranty expenses at the time revenue is recognized. The Company’s warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The estimate of costs to service its warranty obligations is based on historical experience and the Company’s expectation of future conditions. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revision to the warranty liability would be required. An analysis of changes in the liability for product warranties is as follows (in thousands):

	Year Ended December 31,
	2005	2004
		(as restated)(1)

Balance at beginning of period	$4,670	$5,229
Additions (reductions) charged to costs and expenses	(166)	3,075
Settlements	(1,617)	(3,634)

Balance at end of period	$2,887	$4,670

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees, Including Indirect Guarantees of Indebtedness of Others

In addition to product warranties, the Company, from time to time, in the normal course of business, indemnifies other parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. These obligations primarily relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The Company has agreed to hold the other party harmless against specified losses, such as those arising from a breach of representations or covenants, third party claims that the Company’s products when used for their intended purpose(s) infringe the intellectual property rights of such third party, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made by the Company under these obligations were not material and no liabilities have been recorded for these obligations on the balance sheets as of December 31, 2005 and 2004.

Note 16.	Sale of Certain Assets

In July 2003, the Company entered into an agreement with Verilink Corporation (Verilink) to sell certain assets to Verilink for up to a maximum of $0.9 million. The Company received $0.6 million 2003. During 2004, the Company received an additional $0.1 million toward the asset sale. The assets were originally acquired through the Company’s acquisition of Access Network Electronics (ANE) in February 2000. Additionally, Verilink agreed to purchase at least $2.1 million of related inventory from the Company on or before December 31, 2004. During 2005 and 2004, Verilink had purchased $0.5 million and $0.6 million, respectively, of this inventory. As of December 2005, Verilink owed the Company approximately $0.3 million as part of its purchase of inventory, which Verilink did not pay to the Company. All inventories purchased by Verilink had been fully reserved as excess and obsolete in prior periods.

As part of this agreement, Verilink also agreed to assume all warranty obligations related to ANE products sold prior to, on, or after July 2003. The Company agreed to reimburse Verilink for up to $2.4 million of certain warranty obligations for ANE products sold prior to July 2003. Further, Verilink assumed the obligation for one of the Company’s operating leases.

In May 2005, Verilink attempted to make a claim under the agreement for the Company to reimburse Verilink for certain warranty obligations provided by Verilink to its customers. The Company denied Verilink’s claim. In April 2006, Verilink filed for bankruptcy. In August 2006, the Company and Verilink entered into a settlement agreement, which was approved by the bankruptcy court, whereby both the Company and Verilink waived any and all claims against the other party. The Company waived its rights to claims of approximately $0.3 million owed to it, and Verilink waived any and all current or future claims for reimbursement of warranty expenses.

On April 2, 2004, the Company sold all of its ownership interests in Radwiz, Ltd., Ultracom Communications Holdings Ltd. and Combox Ltd. to a third party for a cash payment of $0.2 million. In connection with this disposition, the acquirer received obsolete inventories with no book value, $0.2 million of selected net assets, and assumed $1.4 million of net liabilities related to these subsidiaries. The Company recorded a net gain of $1.1 million, which is included as a component of other income (expense) in the accompanying condensed consolidated statement of operations.

On March 9, 2005, the Company sold certain of its cable modem semiconductor assets to ATI Technologies, Inc. (ATI). Under the agreement, ATI acquired the Company’s cable modem silicon intellectual property and related software, entered into a sublease and hired approximately 25 employees from the Company’s design team. Under the terms of the agreement, ATI was required to pay the Company $7.0 million at the closing, with a balance of $7.0 million subject to its achieving milestones for certain conditions, services and deliverables up to June 9, 2006. Upon closing, the Company received $8.6 million in cash, which was comprised of the $7.0 million for the initial

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment and $1.9 million for having met the first milestone, minus $0.3 million to pay for Company funded retention bonuses for employees that accepted employment with ATI. In June 2005, ATI paid the Company $2.5 million for delivering certain documentation and validation deliverables. On September 9, 2005, the Company forfeited $0.8 million for failing to obtain vendor author status for ATI with CableLabs. In June 2006, ATI paid the Company $1.1 million from the amount that was released from escrow and the Company forfeited $0.8 million, the amount that was held in escrow, for failing to obtain vendor author status for ATI with CableLabs by June 9, 2006. Additionally, in June 2006, the Company and ATI amended the agreement to (i) transfer assets related to the manufacture of the semiconductors to ATI and (ii) engage ATI to provide technical assistance to the Company. The Company’s maximum liability is set at $14.0 million for breaches of representations and warranties made by the Company and obligations assumed by the Company. In June 2006, the Company recognized a $9.9 million gain from the sale of assets to ATI, which represented the purchase price of $12.5 million, less transaction related costs of $2.6 million. Despite receiving cash payments for the sale of assets to ATI, the Company did not recognize the gain on the ATI transaction until the quarter ended June 30, 2006, based upon the completion of milestones and the termination of the supply arrangement between the Company and ATI.

On August 31, 2005, the Company sold all of its ownership in Terayon Communication Systems Ltd. (formerly known as Telegate Ltd. (Telegate)) to a third party for a cash payment of NIS 1. In connection with this disposition, the acquirer received obsolete inventory with no book value, $1.6 million of selected net assets, and assumed $1.9 million of net liabilities related to this subsidiary. Additionally, the third party agreed to assume all warranty and service obligations related to the Telegate product. The Company recognized a net gain of $0.7 million which is included as a component of other income (expense) net in the accompanying condensed consolidated statement of operations. The $0.7 million gain includes a $0.3 million gain due to the recognition of cumulative translation adjustment related to Telegate previously included in accumulated other comprehensive loss component of total shareholders’ equity.

Note 17.	Subsequent Events

Events Related to the Company Accounting Review and the Restatement

On November 7, 2005, the Company announced that it initiated a review of revenue recognition after determining that certain revenues recognized in the second half of the year ended December 31, 2004 from a customer may have been recorded in incorrect periods. The review included the Company’s revenue recognition policies and practices for current and past periods and its internal control over financial reporting as it related to those items. Additionally, the Audit Committee of the Board of Directors conducted an independent inquiry into the circumstances related to the accounting treatment of certain of the transactions at issue and retained independent legal counsel to assist with the inquiry.

On March 1, 2006, the Company announced that the Audit Committee had completed its independent inquiry and that the Company would restate its consolidated financial statements for the year ended December 31, 2004 and for the four quarters for 2004 and the first two quarters of 2005.

On November 8, 2006, the Company announced that the Audit Committee, upon the recommendation of management, had concluded that the Company’s consolidated financial statements for the years ended December 31, 2003, 2002 and 2000 and for the quarters of 2003, 2002 and 2000 should no longer be relied upon. The restatement of financial statements for 2003 would correct errors primarily relating to revenue recognition, cost of goods sold and estimates of reserves. The restatement of financial statements for 2000 and 2002 would correct errors primarily relating to the need to separately value and account for an embedded derivative option associated with the Company’s 5% convertible subordinated notes issued in July 2000, and other estimates. While no determination was made that the financial statements for 2001 could not be relied upon, adjustments would be made to 2001 that would be reflected in the financial statements to be included in its periodic reports to be filed with the Commission.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s previous auditors resigned effective as of September 21, 2005 and on that date, the Audit Committee engaged Stonefield Josephson, Inc. (Stonefield) as the Company’s new independent registered public accounting firm. On May 26, 2006, the Company announced that it had engaged Stonefield to re-audit the Company’s consolidated financial statements for the year ended December 31, 2004 and, if necessary, to re-audit the Company’s consolidated financial statements for the year ended December 31, 2003. On November 8, 2006, the Company announced that it had engaged Stonefield to re-audit the Company’s consolidated financial statements for the year ended December 31, 2003. The Company, through outside counsel, retained FTI Consulting, Inc. to provide an independent accounting perspective in connection with the accounting issues under review.

In connection with the Company’s accounting review of the customer contract referred to above, the Commission initiated a formal investigation. This matter was previously the subject of an informal Commission inquiry. The Company has been cooperating fully with the Commission and will continue to do so in order to bring the investigation to a conclusion as promptly as possible.

Repayment in full of 5% Convertible Subordinated Notes due 2007

On November 7, 2005, the Company announced that the filing of its periodic report on Form 10-Q for the quarter ending on September 30, 2005 would be delayed pending completion of the accounting review. The Company was required under its Indenture, dated July 26, 2000 (Indenture), to file with the Commission and the trustee of the Company’s Notes all reports, information and other documents required pursuant to Section 13 or 15(d) of the Exchange Act. On January 12, 2006, holders of more than 25% of the aggregate principal amount of the Notes, in accordance with the terms of the Indenture, provided written notice to the Company that it was in default under the Indenture based on the Company’s failure to file its Form 10-Q for the quarter ending September 30, 2005. The Company was unable to cure the default within 60 days of the written notice, March 13, 2006, which triggered an Event of Default under the Indenture. The Event of Default enabled the holders of at least 25% in aggregate principal amount of Notes outstanding to accelerate the maturity of the Notes by written notice and declare the entire principal amount of the Notes, together with all accrued and unpaid interest thereon, to be due and payable immediately. On March 16, 2006, the Company received a notice of acceleration from holders of more than 25% of the aggregate principal amount of the Notes. On March 21, 2006, the Company paid in full the entire principal amount of the outstanding Notes, including all accrued and unpaid interest thereon and related fees, for a total of $65.6 million.

De-listing by The NASDAQ Stock Market

The Company received a letter from The NASDAQ Stock Market (NASDAQ), dated November 17, 2005, notifying the Company that its common stock was subject to delisting based on its failure to file its Form 10-Q for the quarter ending September 30, 2005 as required by NASDAQ Marketplace Rule 4310(c)(14). On November 25, 2005, the Company requested a hearing before a NASDAQ Listing Qualifications Panel to request an extension to comply with the periodic filing requirements. NASDAQ stayed the delisting process and a hearing was held on December 15, 2005. The Company received a second letter from NASDAQ on January 4, 2006, notifying the Company that its common stock was subject to delisting based on its failure to satisfy NASDAQ Marketplace Rules 4350(e) and 4350(g), which required the Company to solicit proxies and hold an annual meeting of shareholders before December 31, 2005. The Company held its 2004 annual shareholder meeting in December 2004 and the Company’s 2005 annual shareholder meeting was originally planned for December 2005, but the Company was unable to hold its 2005 annual shareholder meeting due in part to its ongoing accounting review. On January 17, 2006, The NASDAQ Listing Qualifications Panel (Panel) granted the Company’s request for continued listing subject to certain conditions. On March 28, 2006, the Company announced it had concluded that the restatement will not be completed by the March 31, 2006 deadline, and had communicated this information to the Panel.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 31, 2006, the Company received a letter from The NASDAQ Stock Market notifying the Company that the Panel had determined to de-list the Company’s securities from The NASDAQ National Market effective as of the opening of business on Tuesday, April 4, 2006. Upon de-listing, the quotations for the Company’s common stock appeared in the Pink Sheets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time, under the trading symbol TERN.PK.

Settlement of Securities Class Action Lawsuit

On March 17, 2006, the Company entered into a Memorandum of Understanding (MOU) providing for the settlement of the securities class action entitled In re Terayon Communication Systems, Inc. Securities Litigation, Case No. C-00-1967-MHP, pending in the United States District Court for the Northern District of California. As previously disclosed, the amended complaint alleged that the Company and certain of its officers and directors (collectively, Defendants) violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding the Company’s technology. The class action included claims for damages on behalf of those who purchased or otherwise acquired the Company’s securities (Affected Securities) during the class period of November 15, 1999 to April 11, 2000 (Plaintiff Class).

In accordance with the settlement outlined in the MOU, the Defendants agreed to pay to the Plaintiff Class $15.0 million with the Company contributing approximately $2.2 million of this amount, and its insurance carriers paying the remaining amount. As a result, the Company accrued $2.2 million to litigation settlement expense in the fourth quarter of 2005. The Court held a hearing to review the settlement of the shareholder litigation on September 25, 2006. To date, the Court has not approved the settlement.

In consideration of the payment of the settlement funds described above, the Plaintiff Class agreed, upon final court approval, to dismiss the class action with prejudice and release all known and unknown claims arising out of or relating to, or in connection with the purchase or acquisition of the Affected Securities during the class period which have been or could have been asserted by any member of the Plaintiff Class.

Settlement of Derivative Lawsuit

On September 15, 2006, the Company entered into a Stipulation of Settlement of Derivative Claims with respect to the derivative litigation entitled In re Terayon Communication Systems, Inc. Derivative Litigation, Case No. CV 807650, pending in the Superior Court of California, County of Santa Clara. As previously reported, the Company is a nominal defendant in the derivative litigation and the claims are the same as those that were in the securities class action, essentially that the Company made certain misleading statements. On September 18, 2006, the court approved the final settlement of the derivative litigation. In connection with the settlement, the Company paid $1.0 million in attorney’s fees and expenses to the derivative plaintiffs’ counsel and agreed to adopt certain corporate governance practices. As a result, the Company accrued $1.0 million to litigation settlement expense in the fourth quarter of 2005.

Costs of Restatement and Legal Activities

The Company has incurred substantial expenses for legal, accounting, tax and other professional services in connection with the internal review of its historical financial statements, the audit of the Company’s historical financial statements for the years ended December 31, 2004 and 2003 and the review of the four quarters of 2004 and 2005, the preparation of the restated financial statements, the Commission investigation and inquiries from other government agencies, the related class action litigation and the repayment in full of the Notes. Excluding the $65.6 million that the Company was required to pay to the holders of the Notes, which consisted of the face value of the Notes, the accrued and unpaid interest and related costs, the Company estimates these expenses to date to be in excess of $7.5 million in aggregate through the quarter ended September 30, 2006. The Company expects to continue to incur significant expenses in connection with these matters until these matters are completed.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Sales

In June 2006, the Company and ATI amended the agreement to (i) transfer assets related to the manufacture of the semiconductors to ATI and (ii) engage ATI to provide technical assistance to the Company. Additionally, in June 2006, ATI paid the Company $1.1 million from the amount that was released from escrow and the Company forfeited $0.8 million of the amount that was held in escrow, for failing to obtain vendor author status for ATI with CableLabs by June 9, 2006. In June 2006, the Company recognized a $9.9 million gain from the sale of assets to ATI, which represented the purchase price of $12.5 million, less transaction related costs of $2.6 million.

Reliance Settlement

In 2001, the insurer of the second layer of the Company’s directors and officers’ insurance, Reliance Insurance Company (Reliance), filed for liquidation under the laws of the Commonwealth of Pennsylvania. Because of Reliance’s filing for liquidation, the Company self-insured the Reliance layer of $2.5 million and paid the $2.5 million as part of the securities class action lawsuit filed against the Company and certain of its officers and directors in 2000. The Company filed a claim for $2.5 million against Reliance with its liquidator. In April 2005, the liquidator for Reliance provided the Company with a notice of determination that allowed its claim against Reliance. In June 2006, the Company sold its claim against Reliance to Prime Shares World Market LLC for $1.0 million.

Discontinued Products

In January 2006 the Company reviewed its operational effectiveness and determined that it would discontinue its modem and eMTA products in order to focus the Company’s strategy solely on its digital video applications and reduce its overall cost structure. As part of this decision, the Company implemented a global reduction in headcount, with a resulting expense of $0.6 million.

Commitments and Obligations

Effective in August 2006, the Company entered into an agreement to sub-sublease its then current principal executive offices located in Santa Clara, California consisting of approximately 141,000 square feet of office space. The sublease agreement expires on the same day as the Company’s agreement to sub-sublease the premises, which is in October 2009. Concurrently, the Company entered into a lease agreement to lease approximately 63,069 square feet of office space through September 2009 at another location in Santa Clara, California to serve as the Company’s new principal executive offices. In addition, in the third quarter of 2006, the Company recorded an impairment of leasehold improvements of $1.0 million relating to the Company’s former headquarters.

Changes in Membership and Reduction in Size of the Board of Directors

On June 19, 2006, the Company announced that two members of the Board of Directors resigned, and that the Board of Directors approved a reduction in size from nine to seven members. Mark Slaven, Chair of the Audit Committee and member of the Board of Directors of the Company, resigned effective August 2, 2006 as a result of the increased demands on his time from his duties as Senior Vice President, Chief Financial Officer and Treasurer of Cross Match Technologies Inc. in Palm Beach Garden, Florida, and not as a result of any matter concerning the Company. Aleksander Krstajic resigned, effective June 19, 2006, as a result of the increased travel and demands on his time from his duties as President and Chief Executive Officer of Bell Vanguard Inc., and not as a result of any matter concerning the Company. The Company appointed Lewis Solomon, currently a member of the Board of Directors, to be a member of the Audit Committee effective August 2, 2006. With four independent directors on the seven member board, the Board of Directors is currently comprised of a majority of independent directors.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	2005 and 2004 Unaudited Condensed Consolidated Quarterly Information

The Company did not file its periodic quarterly report on Form 10-Q for the third quarter 2005. The Company did not timely file its periodic report for the year ended December 31, 2005 and is currently filing the information required in this Form 10-K for the fiscal year ended December 31, 2005. The Company is including the unaudited results of the third and fourth quarter 2005 and management discussion and analysis on the third quarter 2005 in this Note 18.

Summarized quarterly financial data for 2005 and 2004 is as follows (in thousands, except per share data):

	(unaudited)
	First	Second	Third	Fourth
Year Ended December 31, 2005	Quarter	Quarter	Quarter	Quarter
	(as restated)(1)	(as restated)(1)

Revenues	$17,813	$18,925	$23,440	$30,486
Cost of goods sold	11,263	11,578	16,999	15,795

Gross profit	6,550	7,347	6,441	14,691
Operating expenses:
Research and development	5,234	4,254	3,555	4,607
Sales and marketing	5,674	5,610	6,326	4,924
General and administrative	3,419	3,601	5,570	7,766
Restructuring charges, executive severance and asset write-offs	1,282	282	235	458

Total operating expenses	15,609	13,747	15,686	17,755

Loss from operations	(9,059)	(6,400)	(9,245)	(3,064)
Interest income (expense), net	(190)	(86)	21	66
Other income (expense), net	66	(51)	1,180	(40)

Loss before income tax benefit (expense)	(9,183)	(6,537)	(8,044)	(3,038)
Income tax benefit (expense)	(50)	50	(76)	(73)

Net loss	(9,233)	(6,487)	(8,120)	(3,111)

Basic and diluted net loss per share	$(0.12)	$(0.08)	$(0.11)	$(0.04)

Shares used in computing basic and diluted net loss per share	76,645	76,444	76,445	76,381

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Loss per share is computed independently for each of the quarters presented. The sum of the quarterly loss per share in 2005 and 2004 does not necessarily equal the total computed for the year due to changes in shares outstanding and rounding.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(unaudited)
	First	Second	Third	Fourth
Year Ended December 31, 2004	Quarter	Quarter	Quarter	Quarter
	(as restated)(1)	(as restated)(1)	(as restated)(1)	(as restated)(1)

Revenues	$40,069	$41,355	$30,560	$24,500
Cost of goods sold	27,487	25,039	30,393	18,968

Gross profit	12,582	16,316	167	5,532
Operating expenses:
Research and development	9,129	8,136	8,304	7,630
Sales and marketing	7,221	5,411	6,222	5,291
General and administrative	3,124	3,542	2,384	2,989
Restructuring charges, executive severance and asset write-offs	3,367	3,579	1,463	3,927

Total operating expenses	22,841	20,668	18,373	19,837

Loss from operations	(10,259)	(4,352)	(18,206)	(14,305)
Interest expense, net	(310)	(310)	(232)	(238)
Other income (expense), net	141	1,071	(45)	(136)

Loss before income tax benefit (expense)	(10,428)	(3,591)	(18,483)	(14,679)
Income tax benefit (expense)	(67)	(79)	(83)	305

Net loss	(10,495)	(3,670)	(18,566)	(14,374)

Basic and diluted net loss per share	$(0.14)	$(0.05)	$(0.24)	$(0.19)

Shares used in computing basic and diluted net loss per share	75,305	74,884	75,275	74,897

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Loss per share is computed independently for each of the quarters presented. The sum of the quarterly loss per share in 2005 and 2004 does not necessarily equal the total computed for the year due to changes in shares outstanding and rounding.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited quarterly financial information is presented for the quarter ended September 30, 2005.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)	(as restated)(1)

ASSETS
Current assets:
Cash and cash equivalents	$37,547	$43,218
Short-term investments	72,322	54,517
Accounts receivable, net allowance for doubtful accounts	11,610	18,559
Other current receivables	1,438	1,044
Inventory	9,751	17,666
Other current assets	8,225	3,516

Total current assets	140,893	138,520
Property and equipment, net	4,093	5,854
Restricted cash	317	1,241
Other assets, net	11,901	11,366

Total assets	$157,204	$156,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,989	$7,846
Accrued payroll and related expenses	1,819	4,493
Deferred revenues	23,992	4,965
Deferred gain on asset sale	8,631	—
Accrued warranty expenses	2,655	4,670
Accrued restructuring and executive severance	1,212	3,744
Accrued vendor cancellation charges	248	521
Accrued other liabilities	6,340	3,873
Interest payable	542	1,356
Current portion of convertible subordinated notes	65,422	—

Total current liabilities	116,850	31,468
Long-term obligations	1,583	2,076
Accrued restructuring and executive severance	1,554	1,822
Long-term Deferred revenues	13,783	11,084
Convertible subordinated notes	—	65,588

Total liabilities	133,770	112,038

Stockholders’ equity:
Preferred stock	—	—
Common stock	78	76
Additional paid-in capital	1,086,623	1,083,709
Accumulated deficit	(1,059,327)	(1,035,487)
Treasury stock, at cost	(773)	(773)
Accumulated other comprehensive loss	(3,167)	(2,582)

Total stockholders’ equity	23,434	44,943

Total liabilities and stockholders’ equity	$157,204	$156,981

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(as restated)(1)		(as restated)(1)

Revenues	$23,440	$30,560	$60,178	$111,984
Cost of goods sold	16,999	30,393	39,840	82,919

Gross profit	6,441	167	20,338	29,065
Operating expenses:
Research and development	3,555	8,304	13,043	25,569
Sales and marketing	6,326	6,222	17,611	18,854
General and administrative	5,570	2,384	12,589	9,050
Restructuring charges, executive severance and asset write-offs	235	1,463	1,799	8,408

Total operating expenses	15,686	18,373	45,042	61,881

Loss from operations	(9,245)	(18,206)	(24,704)	(32,816)
Interest income (expense), net	21	(232)	(255)	(853)
Other income (expense), net	1,180	(45)	1,195	1,167

Loss before income tax expense	(8,044)	(18,483)	(23,764)	(32,502)
Income tax expense	(76)	(83)	(76)	(229)

Net loss	$(8,120)	$(18,566)	$(23,840)	$(32,731)

Net loss per share, basic and diluted	$(0.11)	$(0.25)	$(0.31)	$(0.43)

Shares used in computing, basic and diluted net loss per share	76,445	75,275	76,998	75,604

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management Discussion and Analysis of Financial Condition and Results of Operations for the three months and nine months ended September 30, 2005 and 2004, respectively.

Revenues

The following table presents revenues for groups of similar products (in thousands, except percentages) (unaudited):

	Three Months Ended				Nine Months Ended
	Sept. 30,	Sept. 30,	Variance in	Variance in	Sept. 30,	Sept. 30,	Variance in	Variance in
	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent
		(as restated)(1)				(as restated)(1)

Revenues by product:
DVS	$10,293	$5,168	$5,125	99.2%	$21,601	$16,544	5,057	30.6%
HAS	10,116	19,915	(9,799)	(49.2)%	32,448	68,231	(35,783)	(52.4)%
CMTS	3,031	5,477	(2,446)	(44.7)%	6,129	27,105	(20,976)	(77.4)%
Other	—	—	—	—	—	104	(104)	(100.0)%

Total	$23,440	$30,560	$(7,120)	(23.3)%	$60,178	$111,984	$(51,806)	(46.3)%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

The Company’s revenues decreased 23% from $30.6 million to $23.4 million for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004, and decreased 46% from $112.0 million to $60.2 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. While sales of DVS products increased, HAS and CMTS products declined significantly driven by the discontinuation of the CMTS product line in October 2005, and a decrease in the sale of HAS products that resulted from the lack of widespread adoption of the eMTA modems. With the decision to cease investment in CMTS products, the Company has limited revenue opportunities for this product as it attempts to sell existing inventory levels. In addition, modem revenues were increasingly being driven by voice enabled eMTA products. The Company was also relatively late in developing and qualifying an eMTA product for the North American market.

The Company’s revenue was impacted by its adoption of SOP 97-2 for DVS products. In 2003, 2004 and 2005, the Company was unable to establish VSOE of fair value for sales of DVS products that contained PCS as part of a multiple element arrangement, which required the Company to recognize revenue for the hardware and PCS ratably over the period of the PCS. This resulted in significant levels of deferred revenue in 2004 and 2005, including in the third quarter of 2005. For the three months ended September 30, 2005, $10.3 million of recognized DVS product revenue consisted of $12.5 million of DVS product revenue invoiced during the period of which $8.8 million was deferred and will be recognized in future periods, and $6.6 million of DVS product revenue recognized in the current period that was invoiced in prior periods. For the nine months ended September 30, 2005, $21.6 million of recognized DVS product revenue consisted of $44.4 million of DVS product revenue invoiced during the period of which $28.7 million was deferred and will be recognized in future periods, and $5.9 million of DVS product revenue recognized in the current period that was invoiced in prior periods.

The Company expects shipments of DVS product in 2006 to decrease as a result of the slowdown in purchases by major MSOs due to their completion of a substantial portion of the build out of their all-digital simulcast networks. However, reported revenue will increase as a result of the recognition of revenue previously deferred in prior periods.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a breakdown of revenues by geographic region (in thousands, except percentages) (unaudited):

	Three Months Ended				Nine Months Ended
	Sept. 30,	Sept. 30,	Variance in	Variance in	Sept. 30,	Sept. 30,	Variance in	Variance in
	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent
		(as restated)(1)				(as restated)(1)

Revenues:
United States	$14,173	$19,050	$(4,877)	(25.6)%	$32,146	$58,446	$(26,300)	(45.0)%
Americas, excluding United States	418	603	(185)	(30.7)%	1,235	4,209	(2,974)	(70.7)%
Europe, Middle East and Africa (EMEA), excluding Israel	3,481	2,678	803	30.0%	10,393	13,348	(2,955)	(22.1)%
Israel	1,441	1,807	(366)	(20.3)%	5,525	14,858	(9,333)	(62.8)%
Asia, excluding Japan	3,546	3,055	491	16.1%	9,814	12,069	(2,255)	(18.7)%
Japan	381	3,367	(2,986)	(88.7)%	1,065	9,054	(7,989)	(88.2)%

Total	$23,440	$30,560	$(7,120)	(23.3)%	$60,178	$111,984	$(51,806)	(46.3)%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Revenues in the United States as a percentage of overall sales in the three and nine months ended September 30, 2005 was relatively constant compared to the same periods in 2004. Revenues in EMEA and Asia increased in the three months ended September 30, 2005 compared to 2004 due to increased sales of eMTA modems in Eastern Europe, as well as sales of existing inventory of CMTS in Eastern Europe and to a reseller in Asia. Revenues in EMEA, Israel and Asia decreased in the three months ended September 30, 2005, primarily due to a reduction in HAS sales. Revenues in EMEA, Asia and Israel decreased in the nine months ended September 30, 2005 compared to 2004 due to decreased sales of CMTS and traditional modem products. During the third quarter of 2005, the Company continued to emphasize sales to the United States, EMEA and Israel customers while placing a lower emphasis on other locations such as Canada, South America and Asia. For the remainder of 2005, the Company expects revenue to remain constant or slightly decrease in the U.S. and EMEA markets.

Two customers, Harmonic, Inc. (Harmonic), and Cox Communications, Inc. (Cox) each accounted for 10% or more of total revenues (16% and 10%, respectively) for the three months ended September 30, 2005. One customer, Harmonic, accounted for 10% or more of total revenues (13%) for the nine months ended September 30, 2005. Three customers, Comcast, Cross Beam Networks and Adelphia Communications Corporation (Adelphia), each accounted for 10% or more of total revenues (24%, 11% and 18%, respectively) for the three months ended September 30, 2004. Two customers, Adelphia and Comcast, each accounted for 10% or more of total revenues (21% and 11%, respectively) for the nine months ended September 30, 2004.

Adelphia ceased purchasing product from the Company in the fourth quarter of 2004 when the Company ceased investment in its CMTS products. The Company expects that sales to customers located in the United States will increase in 2006 as a percentage of sales to customers, since the Company expects DVS product sales to become a larger percentage of total products sold, HAS sales to decrease and CMTS sales to cease. DVS product sales have historically been concentrated in the United States and the Company expects that trend to continue.

Cost of Goods Sold and Gross Profit

Cost of goods sold consists of direct product costs as well as the cost of manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In the three and nine months ended September 30, 2005, cost of goods

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sold was approximately 73% and 66% of revenues, respectively, compared to 99% and 74% of revenues, respectively, in the same periods in 2004.

Gross profit decreased in the three and nine months ended September 30, 2005 compared to the same period in 2004. The decrease in gross profit was due to the decrease in revenues from HAS and CMTS products. The gross margin percentage was 27% and 34% for the three and nine months ended September 30, 2005, respectively, compared to 1% and 26% for the comparable periods in 2004. The improvement in gross margin percentage is due to the larger percentage of revenues derived from higher margin DVS products, as well as higher excess and obsolete reserves that were expensed in 2004 primarily attributable to the winding down of the CMTS product line.

During 2005, the Company continued to focus on improving sales of higher margin DVS products and reducing product manufacturing costs, and expects gross profit as a percentage of revenues to increase. In January 2006, the Company announced that it would focus solely on its DVS products. Consequently, its revenue mix will consist of higher margin DVS product as the sales of CMTS and HAS products decline.

Operating Expenses

The following summarizes expenses for research and development, sales and marketing and general and administrative and restructuring charges (in thousands, except percentages) (unaudited):

	Three Months Ended				Nine Months Ended
	Sept. 30,	Sept. 30,	Variance in	Variance in	Sept. 30,	Sept. 30,	Variance in	Variance in
	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent
		(as restated)(1)				(as restated)(1)

Research and development	$3,555	$8,304	$(4,749)	(57.2)%	$13,043	$25,569	$(12,526)	(49.0)%
Sales and marketing	6,326	6,222	104	1.7%	17,611	18,854	(1,243)	(6.6)%
General and administrative	5,570	2,384	3,186	133.6%	12,589	9,050	3,539	39.1%
Restructuring charges, executive severance and asset write-offs	235	1,463	(1,228)	(83.9)%	1,799	8,408	(6,609)	(78.6)%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Research and Development

Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, and expenditures for outside engineering consultants, equipment and supplies required in developing and enhancing products. In the three months ended September 30, 2005, research and development expenses were $3.6 million, or 15% of revenues. This is a $4.7 million decrease from research and development expenses for the three months ended September 30, 2004, in which expenses were $8.3 million, or 27% of revenues.

The decrease in research and development expenses was attributable to the reduction in employee expenses related to the decision to cease investment in the CMTS product line as announced in the third quarter of 2004 and CMTS related employees being terminated in the fourth quarter 2004 and first quarter 2005; reduction in employee expenses from the semiconductor division after the sale of certain assets to ATI Technologies, Inc. (ATI) in the first quarter 2005; decrease in allocations of facility and overhead related support costs to research and development; and reduction of other expenses, partially offset by an increase in utilization of outside engineering consultants. The increase in utilization of outside engineering consultants is related to the transfer of sustaining engineering efforts of the CMTS, eMTA modems and DVS products to Infosys, an engineering consulting company in India. The Company believes that it is critical to continue to make significant investments in research and development in digital video products to create innovative technologies and products that meet the current and

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future requirements of customers. Accordingly, the Company intends to increase its investment in research and development in its digital video products in 2006.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs, including salaries and commissions for sales personnel and salaries for marketing and support personnel, costs related to marketing communications, consulting and travel. Sales and marketing expenses remained consistent year over year at $6.3 million, or 27% of revenues for the three months ended September 30, 2005 compared to $6.2 million, or 20% of revenues for the comparable period in 2004. For the nine months ended September 30, 2005, sales and marketing expenses were $17.6 million, or 29% of revenues. This is a $1.2 million decrease from sales and marketing expenses for the nine months ended September 30, 2004, in which expenses were $18.9 million or 17% of revenues. The Company expects expenses for sales and marketing to decline in 2006 as a result of headcount reductions, shifting its distribution model to rely more on distribution partners for international sales, and reducing advertising expenditures.

General and Administrative

General and administrative expenses consist primarily of salary and benefits for administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. In the three months ended September 30, 2005, general and administrative expenses were $5.6 million or 24% of revenues. This is an increase of $3.2 million from general and administrative expenses for the three months ended September 30, 2004, in which expenses were $2.4 million or 8% of revenues. The increase was primarily attributable to a $2.6 million net expense for the settlement of the litigation with Adelphia in the third quarter of 2005. In the nine months ended September 30, 2005, general and administrative expenses were $12.6 million or 21% of revenues. This is a $3.5 million increase from general and administrative expenses for the nine months ended September 30, 2004, in which expenses were $9.1 million or 8% of revenues. The Company currently expects general and administrative expenses to increase significantly in 2006 when compared to 2005 because of increased audit, consulting and legal costs associated with the restatement.

Restructuring Costs

During 2005, the Company continued restructuring activities related to its decision to cease investment in its CMTS product line. In the quarters ended March 31, 2005 and June 30, 2005, the Company incurred net restructuring charges of $0.7 million and $0.3 million, respectively, related to employee termination costs.

In the first three quarters of 2005, the Company re-evaluated the charges for excess leased facilities accrued as part of the 2001 and 2004 restructuring plans. During the three quarters ended September 30, 2005, the Company decreased accrual by $0.3 million for the 2001 restructuring plan and increased the accrual by $0.9 million for the 2004 restructuring plan.

Net charges for restructuring that occurred in 2005 totaled $2.2 million, comprised of $1.0 million for employee terminations, $1.1 million for excess leased facilities and $0.1 million related to the aircraft lease.

The Company anticipates the remaining restructuring accrual related to the aircraft lease, net of the sublease income related to the aircraft, to be substantially utilized for servicing operating lease payments through January 2007, and the remaining restructuring accrual related to excess leased facilities to be utilized for servicing operating lease payments through October 2009.

The reserve for leased facilities, net of sublease income, approximates the difference between the Company’s current costs for the excess leased facilities, which is its former principal executive offices located in Santa Clara, California, and the estimated income derived from subleasing the facilities, which was based on information derived by brokers that estimated real estate market conditions as of the date of the implementation of the

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring plan and the time it would likely take to fully sublease the excess leased facilities. The Company sub-subleased the Santa Clara facility effective as of August 2006, with the sub-sublease commencing on October 1, 2006.

Executive Severance

In August 2004, the Company entered into an employment agreement with an executive officer who resigned effective December 31, 2004 with a termination date of February 3, 2005. The Company recorded a severance provision of $0.4 million related to termination costs for this officer in the quarter ended December 31, 2004. Most of the severance costs related to this officer were paid in the quarter ended March 31, 2005 with nominal amounts for employee benefits payable through the quarter ended March 31, 2006.

Asset Write-offs

There were no material asset write-offs in 2005. As a result of CMTS product line restructuring activities in 2004, the Company recognized a fixed asset impairment charge of $2.4 million. The impairment charge reflected a write-down of the assets’ carrying value to a fair value based on a third party valuation.

Non-operating Expenses

The following summarizes interest income (expense), net and other income (expense), net for the three and nine months ended September 30, 2005 and 2004 (in thousands, except percentages) (unaudited):

	Three Months Ended				Nine Months Ended
	Sept. 30,	Sept. 30,	Variance in	Variance in	Sept. 30,	Sept. 30,	Variance in	Variance in
	2005	2004	Dollars	Percent	2005	2004	Dollars	Percent
		(as restated)(1)	(as restated)(1)	(as restated)(1)		(as restated)(1)	(as restated)(1)	(as restated)(1)

Interest income (expense), net	$21	$(232)	$253	(109.1)%	$(255)	$(853)	$598	(70.1)%
Other income (expense), net	1,180	(45)	1,225	(2,722.2)%	1,195	1,167	28	2.4%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Interest Income.  Interest income increased in the three and nine months ended September 30, 2005 compared to the same periods in 2004. The increase in interest income was primarily due to slightly higher interest rates.

Interest Expense.  Interest expense, which related primarily to interest payment of the Notes, remained constant in the three and nine months ended September 30, 2005 compared to the same periods in 2004.

Other Income.  Other income is generally comprised of realization of foreign currency gains and losses, realized gains or losses on investments, and non-operational gains and losses. In the third quarter of 2005, the Company sold all of its ownership in Terayon Communication Systems Ltd. (formerly known as Telegate Ltd. (Telegate)) to a third party for a cash payment of NIS 1. In connection with this disposition, the acquirer received obsolete inventory with no book value, $1.6 million of selected net assets, and assumed $1.9 million of net liabilities related to this subsidiary. Additionally, the third party agreed to assume all warranty and service obligations related to the Telegate product. The Company recognized a net gain of $0.7 million, which is included as a component of other income (expense), net.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Obligations

The following summarizes the Company’s contractual obligations at September 30, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in millions) (unaudited):

	Payments Due by Period
		Less Than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years

Unconditional purchase obligations	$15.4	$15.3	$0.1	$—	$—
Long-term debt	65.1	—	65.1	—	—
Operating lease obligations	12.9	3.4	6.2	3.3	—
Aircraft lease obligation	1.9	1.5	0.4	—	—

Total	$95.3	$20.2	$71.8	$3.3	$—

The Company has unconditional purchase obligations to certain of suppliers that support the Company’s ability to manufacture its products. The obligations require the Company to purchase minimum quantities of the suppliers’ products at a specified price. As of September 30, 2005, the Company had approximately $15.4 million of purchase obligations, of which $0.2 million is included in the Condensed Consolidated Balance Sheet as accrued vendor cancellation charges, and the remaining $15.2 million is attributable to open purchase orders. The remaining obligations are expected to become payable at various times through 2005. However, in March 2006, the Company paid off the principal amount of the Outstanding Notes, which was $65.1 million.

Other commercial commitments, primarily required to support operating leases, are as follows (in millions) (unaudited):

	Amount of Commitment Expiration per Period
		Less Than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years

Deposits	$8.2	$0.7	$7.5	$—	$—
Standby letters of credit	0.5	0.2	—	0.3	—

Total	$8.7	$0.9	$7.5	$0.3	$—

In 2002, the Company entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was secured by a $9.0 million letter of credit. The letter of credit was reduced to $7.5 million in February 2003. During 2004 the $7.5 million letter of credit was converted to a cash deposit. This lease commitment is included in the table above. In March 2004, in connection with the worldwide restructuring, the Company notified the lessor of its intentions to locate a purchaser for its remaining obligations under this lease. In August 2004, the Company entered into an agreement with a third party to sublease the corporate aircraft through December 31, 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Information regarding the change in accountants is incorporated herein by reference to Forms 8-K and 8-K/A filed on September 27, 2005 and October 17, 2005, respectively.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K for the year ended December 31, 2005, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2005 due to the material weaknesses discussed below. Because the material weaknesses described below have not been remediated as of the filing date of this Form 10-K, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management engaged experienced consultants to assist management with the Company’s assessment of the effectiveness of internal control over financial reporting.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 2 as being a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles (GAAP) such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Based on the results of management’s assessment and evaluation of the remediation steps listed below, the CEO and CFO concluded that the remediation initiatives undertaken in response to material weaknesses identified in 2004 (failure to prepare the Company’s periodic reports in accordance with GAAP due to the lack of sufficient accounting and finance personnel with technical accounting expertise and inadequate review and approval procedures and the inadequacy of communication of financially significant information between certain parts of the Company’s organization and the accounting and finance organization) did not result in the remediation of the material weaknesses.

During the quarter ended June 30, 2005 and through the date of the filing of this Form 10-K, and in response to the material weaknesses identified as of December 31, 2004 and March 31, 2005, the Company implemented the following steps to remediate the deficiencies in disclosure controls and procedures and material weaknesses in internal control over financial reporting:

•	established procedures to document the review of press releases to account for transactions in a complete and timely manner;

•	engaged the former Assistant Controller, who had significant SEC reporting experience, to serve as the Company’s Controller and to supervise the Company’s financial reporting to ensure compliance with SEC requirements. During the quarter ended June 30, 2006, the Controller left the Company, and the Company then engaged experienced accounting consultants to act as the VP Finance, Corporate Controller and Revenue Recognition Accountant; and

•	improved the internal process of drafting and reviewing periodic reports by implementing additional management and external legal counsel review prior to their submission to the Company’s independent registered public accounting firm.

Because management was not able to fully execute the remediation plans that were established to address the material weaknesses identified in 2004, these material weaknesses were unremediated and remained ongoing as of December 31, 2005 and as of the date of this filing. Management’s process for assessing internal control over financial reporting, as of December 31, 2005, was delayed as a result of the restatement of the Company’s prior years’ consolidated financial statements, which did not conclude until December 2006. Additional material weaknesses were identified during the restatement process. Management identified the following material weaknesses as of December 31, 2005 and during the restatement process relating to the Company’s internal control over financial reporting:

•	insufficient controls related to the identification, capture and timely communication of financially significant information between certain parts of the organization and the accounting and finance department to enable these departments to account for transactions in a complete and timely manner;

•	lack of sufficient personnel with technical accounting expertise in the accounting and finance department and inadequate review and approval procedures to prepare external financial statements in accordance with GAAP;

•	failure in identifying the proper recognition of revenue in accordance with GAAP, including revenue recognized in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” (SAB 101), as amended by SAB No. 104 (SAB 104), SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1), Financial Accounting Standards Board, Emerging Issues Task Force (EITF) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21);

•	the use of estimates, including monitoring and adjusting balances related to certain accruals and reserves, including allowance for doubtful accounts, legal charges, license fees, restructuring charges, taxes, warranty obligations and fixed assets;

•	lack of sufficient analysis and documentation of the application of GAAP; and

•	ineffective controls over the documentation, authorization and review of manual journal entries and ineffective controls to ensure the accuracy and completeness of certain general ledger account reconciliations conducted in connection with period end financial reporting.

Because of the material weaknesses, the CEO and CFO concluded that the Company did not maintain effective internal control over financial reporting at a reasonable assurance level as of December 31, 2005 or at the date of this filing.

The Company’s independent registered public accounting firm, Stonefield Josephson, Inc. (Stonefield), has issued an attestation report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting. The attestation report is included in the Report of Stonefield and appears under Item 8 — Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

As disclosed in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, in connection with the preparation of that report and in consultation with Ernst & Young LLP, the Company’s former independent registered public accountants, the Company determined that, due to deficiencies in communication of financially significant information between certain parts of the Company’s organization and the accounting and finance organization (in particular the sales organization and the accounting and finance department), its disclosure controls and procedures and internal control over financial reporting were not effective. As previously disclosed, under the direction of the Company’s Audit Committee and with the participation of senior management, the Company took steps designed to ensure that organizations within it would communicate with one another to further strengthen the Company’s internal controls. These steps include increasing the scope of executive staff meetings held on a weekly basis, quarterly disclosure committee meetings, which include the heads of operational groups (including sales, accounting and finance), the completion of disclosure committee procedures by each member of the disclosure committee, training provided to employees on the procedures followed for reporting transactions to finance and emphasizing the importance of promptly communicating with the accounting and finance organization, and additional training provided to the sales organization on prompt communication and appropriate documentation.

In addition, in connection with our review of our disclosure controls and procedures as of December 31, 2004, we determined that procedures related to controls over the preparation and review of the 2004 Annual Report on Form 10-K were not effective. The insufficient controls included a lack of sufficient personnel with technical accounting expertise in the accounting and finance department and inadequate review and approval procedures to prepare external financial statements in accordance with GAAP.

In connection with the review of disclosure controls and procedures as of December 31, 2005, the Company determined that its revised communication procedures lacked sufficient documentation to permit verification of the operation of this control. Since the Company was not reporting its financial information, this lack of documentation resulted from the suspension of regular meetings of the disclosure committee. Additionally, the Company did not complete the disclosure procedures required by disclosure committee members on a quarterly basis during the period that the Company was preparing the restatement of its financials, as well as a lack of documentation related to the training of the sales organization. In addition, the Company has been relying on experienced accounting consultants to provide the technical accounting expertise and has not yet hired permanent personnel with this expertise. As a result, as discussed above in Management’s Report of Internal Controls over Financial Reporting, the Company concluded that it failed to remediate the previously identified material weaknesses; therefore, the following material weaknesses constitute ongoing material weaknesses in internal control over financial reporting as of December 31, 2005 and at the date of this filing:

•	insufficient controls related to the identification, capture and timely communication of financially significant information between certain parts of the organization and the accounting and finance department to enable these departments to account for transactions in a complete and timely manner; and

•	lack of sufficient personnel with technical accounting expertise in the accounting and finance department and inadequate review and approval procedures to prepare external financial statements in accordance with GAAP.

Detailed Discussion of Material Weaknesses

In addition to the two ongoing material weaknesses described above, management identified four additional material weaknesses as of December 31, 2005 and during the restatement process.

Revenue Recognition.  The Company did not properly recognize revenue on its video products in accordance with GAAP, specifically SOP 97-2, SAB 104 and EITF 00-21. The Company also did not properly account for a product development project in accordance with SOP 81-1 and did not properly account for deferred revenue and related cost of goods sold.

•	The Company acquired its video products as part of acquisitions completed by the Company in 1999 and 2000, and at that time determined that the products would be accounted for under SAB 101, as amended by SAB 104. The Company did not sufficiently evaluate its video products and continued to account for its video products in accordance with SAB 104 when revenue on the video products should have been accounted for in accordance with the software revenue recognition principles under SOP 97-2. Additionally, the Company sold maintenance support contracts that included software upgrades with its video products and did not establish vendor specific objective evidence (VSOE) of fair value on the pricing of such maintenance contracts in accordance with SOP 97-2, SAB 104 and EITF 00-21. Because the Company continued to account for the video products and maintenance sold with the video products under SAB 104, the Company did not take the steps necessary to establish VSOE of fair value on the pricing of its maintenance products and revenue was recognized during incorrect periods.

•	The Company did not properly account for a significant transaction whereby it developed a broadcast platform based on its DM 6400 product to sell to its customer Thomson Broadcast (Thomson) in accordance with project accounting under SOP 81-1, SAB 104 and EITF 00-21. The Company entered into an agreement with Thomson in December 2003 where it agreed to develop a statistical remultiplexing product that would include certain features and functionality (BP 5100) agreed upon by the parties, as well as maintenance of the products purchased by Thomson for a period of one year. In September 2004, Thomson accepted the BP 5100 and the Company recognized revenue on the products sold through September 2004 and the maintenance provided through September 2004. In December 2004, the Company recognized revenue on the BP 5100s sold to Thomson and the maintenance provided to Thomson in the quarter ended December 31, 2004. In December 2004, the Company extended its agreement with Thomson by agreeing to develop an additional software release containing additional features and functionality that were not developed under the original agreement and providing product maintenance for an additional period of one year. The Company should have accounted for the transaction as a multiple element arrangement under SOP 97-2 and adopted the completed contract recognition criteria under SOP 81-1, which would have required the Company to delay recognizing revenue under its agreement with Thomson until December 2005 when the Company completed its deliverables under the agreement.

•	The Company incorrectly recorded deferred revenue and cost of goods sold on the balance sheet for certain transactions. As a result of the Company’s focus on revenue recognition more generally as described above, the Company identified specific invoices for which deferred revenue for these sales had been recognized but the criteria for revenue recognition had not been met, including the criteria that delivery or performance had occurred, the fees were fixed or determinable or that collectibility was reasonably assured. Accordingly, the Company corrected these errors in deferred revenue, deferred cost of goods sold, inventory and accounts receivable accounts and recognized revenue when title transferred or customer payments were reasonably assured and all criteria for revenue recognition were met.

The Use of Estimates.  The Company lacked policies and procedures for determining estimates and monitoring and adjusting balances related to certain accruals and provisions, and also lacked support for its conclusions on those estimates.

•	The Company did not effectively monitor and adjust reserves related to its restructuring charges. In 2001, the Company restructured a portion of its leased facilities in Israel. The Company did not sufficiently review its restructuring charges to account for its rental of the restructured facilities such that at one point, the restructuring reserve exceeded the amount of rent due under the lease.

•	The Company over accrued reserves related to the payment of legal fees, taxes and other liabilities owed to third party vendors. The Company did not have controls in place to accurately estimate the accruals.

•	The Company used the wrong methodology to account for a prepaid license fee associated with the research and development of one of its product lines. The Company prepaid a license fee of $2.0 million to license technology to incorporate into the semiconductor chip used in its cable modem and eMTA products. Additionally, as part of the license agreement, the Company was required to pay a royalty of $1.00 per semiconductor chip sold to a third party. When the Company selected the method of amortization to be applied to the $2.0 million license fee, the Company opted to amortize $1.00 per chip for each chip utilized in the modem and eMTA products based on the third party rate established in the license agreement. However, the Company amortized the $2.0 million over the production of the semiconductor chips and not the sale of the modem and eMTA products containing the semiconductor chips. In hindsight, the Company should have used the useful life method, which resulted in quarterly adjustments as the royalty of $1.00 was overstated.

•	The Company did not properly account for warranty obligations related to the sale of certain assets. In July 2003, the Company sold certain assets related to one of its products to a third party. Under the terms of the sale, the Company agreed to assume up to $1.0 million warranty obligation on the product related to the complaint of one customer. The Company recorded the $1.0 million as an accrued warranty liability. The Company amortized $0.8 million of the $1.0 million obligation during 2004. However, during the course of the restatement, the Company determined that the obligation should not have been relieved unless either there was other actual expenses incurred in connection with the obligation or upon the actual expiration of the warranty. Since the Company did not incur any expenses in connection with this obligation, the Company corrected this error by increasing the accrual $0.2 million in each quarter of 2004. Accordingly, the warranty obligation of $1.0 million was relieved at March 31, 2005 at the expiration of the warranty term.

Qualified Accounting Personnel.  The Company did not have adequate personnel in its accounting and finance department, and additionally lacked sufficient qualified accounting and finance personnel to identify and resolve complex accounting issues in accordance with GAAP.

Inadequate Controls over Documentation and Record Keeping.

•	The Company did not have sufficient controls to address the amendment of sales orders with its customers. Sales orders could be amended through the amendment of the sales orders, purchase orders and agreements. When sales were amended through sales or purchase orders, the person processing the amendments would exercise discretion in inputting the revised terms and conditions and there was no consistent policy requiring the accounting and finance department to approve such amendments or even informing the accounting and finance department of such amendments.

•	The Company did not retain certain corporate records in conjunction with the sale of certain subsidiaries to third parties.

•	The Company did not have sufficient controls in place to ensure the proper authorization and review of manual journal entries and the associated support documentation. Additionally, the Company did not keep adequate documentation related to the reconciliation of certain general ledger accounts.

Remediation Steps to Address Material Weaknesses

In an effort to remediate the identified material weaknesses, management is in the process of implementing the following steps. As of the date of the filing of this Form 10-K, the material weaknesses identified by management (and discussed above) have not been remediated. Management does not anticipate that the material weaknesses will be remediated until the second half of the year ended December 31, 2007.

Communication of Financial Information.

•	During the quarter ended June 30, 2005, the Company established procedures to document the review of press releases to account for transactions in a complete and timely manner.

•	During the quarter ended June 30, 2005, the Company also improved the internal process of drafting and reviewing periodic reports by implementing additional management and external legal counsel review prior to their submission to the Company’s independent registered public accounting firm.

•	Continue to monitor the communication channels between our senior management and our accounting and finance department and take prompt action, as necessary, to further strengthen these communication channels;

•	Increase staffing in the accounting and finance department;

•	Re-allocate duties to persons within the accounting and finance organization to maximize their skills and experience;

•	Implement training procedures for new employees and/or consultants in the accounting and finance department on our disclosure procedures and controls, our Company and our actions in previous reporting periods; and

•	Take steps to ensure that our senior management has timely access to all material financial and non-financial information concerning our business.

Revenue Recognition.

•	During the first three quarters of 2006, the Company’s accounting and finance department, with the assistance of outside consultants, implemented procedures to recognize sales of its video products under the software accounting rules under SOP 97-2 in accordance with GAAP.

•	In 2006, the Company established pricing guidelines and internal procedures to ensure consistent pricing to allow for the establishment of VSOE of fair value for sales made with multiple element arrangements.

•	During the second and third quarters of 2005, the accounting and finance department established procedures surrounding the month-end close process to ensure that the information and estimates necessary for recognizing revenue in accordance with SOP 97-2 were available.

•	The Company will provide its accounting staff with training on revenue recognition, including software accounting and project accounting, and GAAP, including attending seminars and conferences. Additional training will be provided on a regular and periodic basis and updated as considered necessary.

•	During the quarter ended March 31, 2006, the Company hired an experienced revenue accountant to review all revenue transactions and to ensure that revenues, cost of goods sold, deferred revenue and deferred cost of goods sold are properly accounted for in accordance with GAAP and the Company’s policies. This accountant will leave the Company following the completion of the restatement, and the Company intends to hire a replacement.

Use of Estimates.

•	The Company has engaged the services of experienced accounting consultants to review the Company’s books and close procedures on a monthly basis to assist management in ensuring that the Company’s financial statements are being recorded in accordance with GAAP.

•	The Company continues to engage the services of an outside tax accounting firm to assist with the calculation of the Company’s tax liabilities.

•	During the quarter ended September 30, 2006, the Company established a process where all significant accruals must be reviewed and approved by the Corporate Controller.

•	During the quarter ended June 30, 2006, the Company implemented a process to obtain and assess accruals for legal costs and expenses owed to third party vendors whereby the Company’s legal department obtains monthly estimates from the third party vendors and reviews the amount reported by third party vendors for accuracy.

Accounting Personnel.

•	During the quarter ended June 30, 2006, the Company engaged experienced accounting consultants to act as the VP Finance, Corporate Controller and Revenue Recognition Accountant.

•	During the second, third and fourth quarters of 2006, the Company engaged expert accounting consultants to assist the Company’s accounting and finance department with the management and implementation of controls surrounding revenue recognition, the administration of existing controls and procedures, the preparation of the Company’s periodic reports and the documentation of complex accounting transactions.

•	The Company continues to take steps to recruit additional qualified senior accounting personnel, including certified public accountants personnel with recent public accounting firm experience.

Record Keeping and Documentation.

•	During the quarter ended March 31, 2007, the Company’s employees involved in order entry will receive training regarding the controls and procedures surrounding the amendment of sales orders. Additional training will be provided on a regular and periodic basis and updated as necessary to reflect any changes in the Company’s or its customers’ business practices or activities.

•	During the quarter ended June 30, 2006, the Company entered into agreements with third parties that purchased assets from the Company in Israel. These agreements provide the Company with access to the corporate records and require the third parties to retain documents in accordance with Israeli law.

•	The Company has adopted a policy requiring it to retain a copy of all corporate records in connection with dispositions of assets to third parties.

•	The Company has established policies and procedures for the review and approvals of all manual journal entries.

•	Improving the review process that occurs prior to providing the initial draft of the periodic report to our independent auditors for review.

•	The Company has developed monthly close schedules which include the timeline for completion and approval of reconciliations by the Corporate Controller.

Subsequent Changes in Internal Control over Financial Reporting

Except for the changes in connection with the remediation subsequent to December 31, 2005 of the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and
Shareholders of Terayon Communication Systems, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting in Item 9A, that Terayon Communication Systems, Inc. (“Terayon”) did not maintain effective internal control over financial reporting as of December 31, 2005 because of the effect of the material weaknesses described in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). Terayon’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

Management identified a material weakness due to insufficient controls related to the identification, capture, and timely communication of financially significant information between certain parts of the organization and the accounting and finance department to enable these departments to account for transactions in a complete and timely manner

Management also identified a material weakness due to the lack of sufficient personnel with technical accounting expertise in the accounting and finance department and inadequate review and approval procedures to prepare external financial statements in accordance with generally accepted accounting principles (GAAP).

Management identified a material weakness due to its failure in identifying proper revenue recognition in accordance with GAAP, including revenue recognized on long term construction and production type contracts, accounting for revenue arrangements with multiple deliverables and software revenue recognition.

Management identified a material weakness in the use of estimates, including monitoring and adjusting balances related to certain accruals and reserves, including allowance for doubtful accounts, legal charges, license fees, restructuring charges, taxes, warranty obligations and fixed assets.

Management identified a material weakness in the lack of sufficient analysis and documentation of the application of GAAP.

Management identified a material weakness in its ineffective controls over the documentation, authorization and review of manual journal entries and ineffective controls to ensure the accuracy and completeness of certain general ledger account reconciliations conducted in connection with period end financial reporting.

As a result of these material weaknesses, management restated its financial statements for certain prior periods and made substantial revisions to its 2005 consolidated financial statements and footnote disclosures before they were issued, including: recording numerous adjustments and restatements to certain accruals and reserves, including the provision for bad debts, deferred revenues and cost of revenues, legal and professional charges, license fees, and fixed assets warranty obligations, restructuring charges, bond issue costs and identification of embedded derivatives; and making adjustments for revenue recognition and related cost of goods sold.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated December 6, 2006 on those financial statements.

In our opinion, management’s assessment that Terayon Communication Systems, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Terayon Communication Systems, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Terayon Communication Systems, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated December 6, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ Stonefield Josephson, Inc.
San Francisco, California
December 6, 2006

Item 9B.  Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain information regarding the Company’s directors and executive officers as of December 1, 2006, is set forth below.

Name	Age	Position

Jerry D. Chase	47	Chief Executive Officer and Director
Mark A. Richman	46	Chief Financial Officer and Senior Vice President, Finance and Administration
Matthew J. Aden	50	Senior Vice President, Global Sales and Customer Support
Zaki Rakib	48	Chairman of the Board and Director
Matthew Miller(2)	59	Director
Shlomo Rakib	49	Director
Lewis Solomon(1)(2)(3)	73	Director
Howard W. Speaks, Jr.(1)(2)	58	Director
David Woodrow(1)(3)	60	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Nominating and Governance Committee

Jerry D. Chase has served as Chief Executive Officer and a director of the Company since September 2004. He was the Chairman and Chief Executive Officer of Thales Broadcast & Multimedia (TBM), a telecom and test equipment supplier, from 2001 to August 2004, and was President and Chief Executive Officer of the U.S. subsidiary of TBM from 1998 to 2001. During Mr. Chase’s tenure, TBM took a leading market position in providing systems solutions for MPEG and IP video over DSL networks and won two Technical Emmy Awards. Mr. Chase is a former United States Marine Corps Officer and a recipient of the American Legion Aviator’s Valor Award. He holds a Bachelor of Science degree in Business Administration from East Carolina University and an MBA from Harvard University.

Mark A. Richman has served as Chief Financial Officer and Senior Vice President, Finance and Administration of the Company since November 2004. Prior to joining the Company, Mr. Richman served as Senior Vice President and Chief Financial Officer of Covad Communication Systems, Inc. (Covad), a broadband communications provider, beginning in September 2001 and became Executive Vice President and Chief Financial Officer of Covad in May 2002. Mr. Richman was appointed Chief Financial Officer of Covad after it filed for Chapter 11 bankruptcy protection. Prior to joining Covad, Mr. Richman served as Vice President and Chief Financial Officer of Main Street Networks from June 2000 to August 2001. From October 1996 to June 2000, Mr. Richman served as Vice President and Corporate Treasurer of Adecco S.A. and as Vice President of Finance and Administration for its subsidiary, Adecco U.S. From February 1994 to October 1996, he was Director of Finance for Merisel, Inc. Mr. Richman holds a B.S. degree in Managerial Economics from the University of California, Davis and an MBA from the University of California, Los Angeles.

Mathew J. Aden joined the Company in July 2005 as Senior Vice President, Global Sales and Customer Support. Prior to joining the Company, Mr. Aden served at Motorola Connected Home Solutions, a division of Motorola, Inc. At Motorola Connected Home Solutions, Mr. Aden served as Senior Vice President, Sales and Customer Operations from July 2002 to 2004, Senior Vice President and General Manager of the Digital Media Group from January 2002 to June 2002, and Corporate Vice President, Director Worldwide Sales and Support from January 2000 to December 2001. Mr. Aden holds a Bachelors Degree in Business Administration from the University of Nebraska.

Dr. Zaki Rakib co-founded the Company in 1993 and serves as the Chairman of the Board of Directors and the Secretary of the Company. From January 1993 to September 2004, Dr. Rakib served as the Chief Executive Officer of the Company and from January 1993 to July 1998, Dr. Rakib also served as Chief Financial Officer of the Company. Currently, Dr. Rakib is the Chief Executive Officer of Novafora, Inc., a privately held semiconductor company, and owns and is the Chairman of Zaki Enterprises, a corporation engaged in developing new businesses and venture opportunities in various industries. Prior to co-founding the Company, Dr. Rakib served as Director of Engineering for Cadence Design Systems (Cadence), an electronic design automation software company, from 1990 to 1994, when he joined the Company. Prior to joining Cadence, Dr. Rakib was Vice President of Engineering at Helios Software, which was acquired by Cadence in 1990. Dr. Rakib is also a director of a privately held company. Dr. Rakib holds B.S., M.S. and Ph.D. degrees in engineering from Ben-Gurion University in Israel. Dr. Rakib is the brother of Shlomo Rakib, a director of the Company.

Dr. Matthew Miller has served as a director of the Company since July 2004. Since February 2004, Dr. Miller has been the President and Chief Executive Officer of Multispectral Imaging, Inc., a venture-financed company developing applications for night vision and thermal imaging. Dr. Miller served as Chief Executive Officer of NxtWave Communications, a leading supplier of semiconductor chips for emerging digital television markets worldwide, from 1997 until its acquisition in 2002 by ATI Technologies, Inc. Prior to NxtWave, Dr. Miller was Vice President of Technology at General Instrument Corporation from 1988 to 1994, where he made major contributions to the development of digital television, optical communications for cable television and cable modems. Dr. Miller also serves on the board of a privately held company. Dr. Miller holds a bachelor’s degree from Harvard University and a Ph.D. from Princeton University.

Shlomo Rakib co-founded the Company in 1993 and currently serves as a director. Mr. Rakib served as Chairman of the Board of the Company from January 1993 until September 2004 and as Chief Technical Officer and President from February 1995 until October 2004. Currently, Mr. Rakib is the Chief Technology Officer of Novafora, Inc., a privately held semiconductor company. Prior to co-founding the Company, Mr. Rakib served as

Chief Engineer at PhaseCom, Inc., a communications products company, from 1981 to 1993, where he pioneered the development of data and telephony applications over cable. Mr. Rakib is the inventor of several patented technologies in the area of data and telephony applications over cable. Mr. Rakib is a director of several privately held companies. Mr. Rakib holds a B.S.E.E. degree from Technion University in Israel. Mr. Rakib is the brother of Zaki Rakib, the Company’s Chairman of the Board and Secretary.

Lewis Solomon has served as a director of the Company since March 1995. Mr. Solomon has been a principal of G&L Investments, a consulting firm, since 1989. From 1983 to 1988, Mr. Solomon served as Executive Vice President at Alan Patricof Associates, a venture capital firm focused on high technology, biotechnology and communications industries. Prior to that, Mr. Solomon served in various capacities with General Instrument Corporation, most recently as Senior Vice President. From April 1986 to January 1997, he served as Chairman of the Board of Cybernetic Services, Inc., a LED systems manufacturer, which commenced a Chapter 7 bankruptcy proceeding in April 1997. From October 1999 until July 2004, Mr. Solomon was Chief Executive Officer of Broadband Services, Inc., which commenced a Chapter 7 bankruptcy proceeding in July 2004. Mr. Solomon serves on the boards of Anadigics, Inc., a manufacturer of integrated circuits, and Harmonic, Inc., a company that designs, manufacturer and markets digital and fiberoptic systems. Mr. Solomon also serves on the board of a privately held company. Mr. Solomon holds a Bachelor of Science degree in Physics from St. Joseph’s College.

Howard W. Speaks, Jr. has served as a director of the Company since May 2004. Mr. Speaks has been the Chief Executive Officer of Rosum Corporation, a maker of global positioning system products, since August 2003. Previously, Mr. Speaks was President and Chief Executive Officer of Kyocera Wireless Corporation, a developer and manufacturer of wireless phones and accessories, from August 2001 to August 2003; President and Chief Executive Officer of Triton Network Systems, Inc., a wireless communications equipment company, from September 1999 to August 2001; Executive Vice President and General Manager, Network Operators Group of Ericsson, Inc. from 1998 to 1999; Executive Vice President and General Manager, Wireless Division of Ericsson, Inc. from 1997 to 1998; and Vice President, Western Region of Ericsson, Inc. from 1995 to 1997. Mr. Speaks is a director of Glenayre Technologies, a supplier of wireless data infrastructure and a manufacturer and distributor of pre-recorded entertainment products. Mr. Speaks also serves on the board of a privately held company. Mr. Speaks holds a Bachelor of Science degree in Civil Engineering from West Virginia Institute of Technology.

David Woodrow has served as a director of the Company since June 2002. From September 2000 until March 2002, Mr. Woodrow served as the Chief Executive Officer and President of Qwest Digital Media LLC, a production and digital media management company. From 1982 until September 2000, Mr. Woodrow held a number of senior management positions, most recently serving as the Executive Vice President, Broadband Services, with Cox Communications, Inc., a major cable operator in the United States. Mr. Woodrow is a director of several privately held companies. Mr. Woodrow holds B.S. and M.S. degrees in mechanical engineering from Purdue University and an M.B.A. from the University of Connecticut.

Board Committees and Meetings

Audit Committee

The Audit Committee of the Board of Directors oversees the Company’s financial reporting process. For this purpose, the Audit Committee reviews auditing, accounting, financial reporting and internal control functions and selects and engages the Company’s independent auditors. In discharging its duties, the Audit Committee reviews and approves the scope of the annual audit, non-audit services to be performed by the independent auditors and the independent auditors’ audit and non-audit fees; recommends to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K for filing with the Commission; meets independently with the Company’s independent auditors and senior management; and reviews the general scope of the Company’s accounting, financial reporting, annual audit and matters relating to internal control systems, as well as the results of the annual audit and interim financial statements, auditor independence issues and the adequacy of the Audit Committee charter. The Audit Committee monitors the Company’s compliance with laws and regulations and standards of business conduct. The Audit Committee has also established procedures for (a) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and (b) the confidential, anonymous submission by the Company’s employees of concerns regarding questionable accounting or auditing matters.

The current members of the Audit Committee are Messrs. Solomon, Speaks and Woodrow. Mr. Slaven, who formerly served as the Chair of the Audit Committee, resigned as of August 2, 2006. After considering transactions and relationships between each member of the Audit Committee or his immediate family and the Company and its subsidiaries and reviewing the qualifications of the members of the Audit Committee, the Board of Directors has determined that all current members of the Audit Committee are: (1) “independent” as that term is defined in Section 10A of the Securities and Exchange Act; (2) “independent” as that term is defined in Rule 4200 of the listing standards of The NASDAQ Stock Market; and (3) financially literate and have the requisite financial sophistication as required by the NASDAQ rules applicable to issuers listed on The NASDAQ Stock Market.

The Audit Committee operates under a written charter adopted by the Board of Directors. The Board of Directors adopted a new Audit Committee Charter on August 2, 2006, which is included herein as Exhibit 99.1.

Audit Committee Financial Expert

The Board of Directors has determined that the Audit Committee does not have a member who is an “audit committee financial expert” as such term is defined by the rules and regulations of the Commission. While the Board of Directors recognizes that no individual Board member meets the qualifications required of an “audit committee financial expert,” the Board of Directors believes that the level of financial knowledge and experience of the current members of the Audit Committee is cumulatively sufficient to discharge adequately the Audit Committee’s responsibilities.

Compensation Committee

The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards stock options to employees and consultants pursuant to the Company’s stock option plans and performs other functions regarding compensation as the Board of Directors may delegate.

The current members of the Compensation Committee are Messrs. Solomon and Speaks, and Dr. Miller. The current Chair of the Compensation Committee is Mr. Solomon. The Board of Directors has determined that all current members of the Compensation Committee are “independent” as that term is defined in Rule 4200 of the listing standards of The NASDAQ Stock Market.

The Compensation Committee operates under a written charter adopted by the Board of Directors. The Board of Directors adopted a new Compensation Committee Charter on August 2, 2006, which is included herein as Exhibit 99.2.

Nominating and Governance Committee

The Nominating and Governance Committee was established in February 2003 and was reconstituted as the Nominating and Governance Committee in May 2004. The committee recommends director nominees to stand for election at the Company’s annual meeting of stockholders, monitors the Board of Director’s composition and reviews corporate governance issues. The Nominating and Governance Committee has the authority under its charter to hire and approve fees paid to consultants or search firms to assist in the process of identifying and evaluating potential director candidates.

The current members of the Nominating and Governance Committee are Messrs. Solomon and Woodrow. The current Chair of the Nominating and Governance Committee is Mr. Woodrow. The Board of Directors has determined that all current members of the Nominating and Governance Committee are “independent” as that term is defined in Rule 4200 of the listing standards of The NASDAQ Stock Market.

The Nominating and Governance Committee operates under a written charter adopted by the Board of Directors. The Board of Directors adopted a new Nominating and Governance Committee Charter on August 2, 2006, which is included herein as Exhibit 99.3.

Legal Committee

The Legal Committee reviews the Company’s compliance with applicable laws and regulations, significant pending litigation or regulatory actions, as well as oversees the development of the Company’s compliance policies and procedures. The current members of the Legal Committee are Messrs. Solomon and Woodrow, and Dr. Rakib. The Chair of the Legal Committee is Mr. Woodrow.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, as well as persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Commission initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors and ten percent beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports provided to the Company and written representations that no other reports were required, during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to the Company’s directors, officers and greater than ten percent beneficial owners were complied with, and all applicable Section 16(a) reports were filed on a timely basis.

Code of Ethics

The Board of Directors adopted a Code of Business Conduct on January 14, 2004, and amended the Code of Business Conduct on November 10, 2006. The Code of Business Conduct is applicable to all members of the Board of Directors, executive officers and employees, including the Company’s chief executive officer, chief financial officer and principal accounting officer. The Code of Business Conduct is available on the Company’s Investor Relations website (www.terayon.com/investor) under “Corporate Governance.” The Code of Business Conduct satisfies the requirements under the Sarbanes-Oxley Act of 2002, as well as NASDAQ rules applicable to issuers listed on The NASDAQ Stock Market. The Code of Business Conduct addresses, among other things, issues relating to conflicts of interests, including internal reporting of violations and disclosures, and compliance with applicable laws, rules and regulations. The purpose of the Code of Business Conduct is to deter wrongdoing and to promote, among other things, honest and ethical conduct and to ensure to the greatest possible extent that the Company’s business is conducted in a legal and ethical manner. The Company intends to promptly disclose (1) the nature of any amendment to the Company’s code of ethics that applies to executive officers and (2) the nature of any waiver, including an implicit waiver, from a provision of the Company’s Code of Business Conduct that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on the Company’s website in the future.

Item 11.	Executive Compensation

Summary Compensation Table

The following table shows for the years ended December 31, 2005 and 2004, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and each of the other two executive officers who were serving as executive officers as of December 31, 2005 (Named Executive Officers). None of the Named Executive Officers served as executive officers during the year ended December 31, 2003.

				Long-Term
				Compensation
				Securities
		Annual Compensation		Underlying	All Other
Name and Principal		Salary	Bonus	Options/	Compensation
Position in Fiscal 2005	Year	($)	($)	SARs (#)	($)

Jerry D. Chase(1)	2004	125,897	—	800,000	52,656	(4)
Chief Executive Officer	2005	400,000	—	—	450	(5)
Mark A. Richman(2)	2004	26,154	—	500,000	38	(5)
Chief Financial Officer and Senior	2005	300,000	—	—	450	(5)
Vice President, Finance and Administration
Matthew J. Aden(3)	2005	139,167	42,066	500,000	206	(5)
Senior Vice President, Global Sales and Customer Support

(1)	Mr. Chase was appointed the Chief Executive Officer the Company effective September 2004.

(2)	Mr. Richman was appointed the Chief Financial Officer and Senior Vice President, Finance and Administration of the Company effective November 2004.

(3)	Mr. Aden was appointed Senior Vice President, Global Sales and Customer Support of the Company effective July 2005.

(4)	Represents $52,544 moving expenses paid to Mr. Chase in connection with the commencement of his employment and $112 in taxable insurance premiums.

(5)	Represents taxable insurance premiums.

The following tables show for the year ended December 31, 2005, certain information regarding options granted to, and held at year-end by, the Named Executive Officers. No options were exercised by the Named Executive Officers during the year ended December 31, 2005. In accordance with the rules of the Commission, also shown in the below table is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation specified by the Commission and do not represent the Company’s estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Company’s common stock.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable
	Number of	Percentage of			Value at Assumed Annual
	Securities	Total Options	Exercise		Rates of Stock Price
	Underlying	Granted to	or Base		Appreciation
	Options	Employees in	Price	Expiration	for Option Term
Name	Granted (#)	Fiscal Year	($/Sh)	Date	5% ($)	10% ($)

Jerry D. Chase	—	—	—	—	—	—
Mark A. Richman	—	—	—	—	—	—
Matthew J. Aden	500,000	17.2%	3.17	7/31/2015	996,798	2,526,082

The exercise price of the option granted to Mr. Aden is the closing selling price per share of the Company’s common stock on The NASDAQ Stock Market on August 1, 2005. The option will vest over a four year period, twenty-five percent of which vested on July 27, 2006, and the remainder vesting on a monthly basis thereafter. The grant was made pursuant to the Company’s 1997 Equity Incentive Plan. The shares subject to the option granted will immediately vest in full in the event Mr. Aden’s employment is terminated following certain changes in control of the Company.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The Named Executive Officers did not exercise options to purchase common stock of the Company in the fiscal year ended December 31, 2005. No stock appreciation rights are held by the Named Executive Officers.

	Number of Securities	Value of Unexercised
	Underlying Unexercised	In-the-Money
	Options at	Options at
	Fiscal Year-End (#)	Fiscal Year-End ($)
Name	Exercisable/Unexercisable	Exercisable/Unexercisable(1)

Jerry D. Chase	250,000/550,000	160,000/352,000
Mark A. Richman	135,416/364,584	43,333/116,667
Matthew J. Aden	0/500,000	—/—

(1)	Calculated on the basis of the closing price of the Company’s common stock as reported on The NASDAQ Stock Market on December 30, 2005, $2.31, minus the exercise price.

Compensation of Directors

Members of the Board of Directors who are not employees of the Company, whom the Company will refer to as outside directors, are entitled to receive cash compensation and are granted stock options for their services on the Board of Directors, as described below. All directors with the exception of Mr. Chase are outside directors.

Cash Compensation

Cash compensation for the Company’s outside directors is as follows:

•	a monthly retainer of $2,000;

•	a per meeting attendance fee of $1,000 for each Board of Directors or committee meeting attended; and

•	for the chairs of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, an additional $500 for each committee meeting attended.

The outside directors are eligible for reimbursement for their expenses incurred in connection with attendance at Board of Directors and committee meetings in accordance with Company policy.

Equity Compensation

None of the Company’s outside directors was granted stock options during the year ended December 31, 2005.

In 2006, the Company amended its 1997 Equity Incentive Plan to provide for a non-employee director equity compensation policy, which the Company will refer to as the Company’s director equity policy. The outside directors will be automatically granted the following stock options on a non-discretionary basis under the Company’s director equity policy:

•	for each outside director, an option to purchase 60,000 shares of common stock on the date of such director’s initial election or appointment;

•	an annual grant of options to purchase 25,000 shares of common stock on the date of each annual meeting of stockholders, prorated for the 12-month period prior to the annual meeting of stockholders if the director has not continuously served as director during such period; and

•	for each outside director who is then serving as a member of a committee of the Company’s Board of Directors, an option to purchase 6,000 shares of common stock for service on each such committee on the date of each annual meeting of stockholders, prorated for the 12-month period prior to the annual meeting of stockholders if the director has not continuously served as a committee member during such 12-month period.

The exercise price of stock options granted under the Company’s director equity policy will be equal to the fair market value of the common stock on the date of grant. These non-discretionary options vest and become exercisable as to 33% of the underlying shares on the first anniversary of the date of grant and as to 1/36th of the underlying shares on a monthly basis thereafter. An outside director whose service relationship with the Company or any affiliate (whether as a non-employee director or subsequently as an employee, director or consultant of either the Company or an affiliate) ceases for any reason may exercise vested options during the post-termination exercise period provided in the option agreement (three months generally, 12 months in the event of disability and 18 months in the event of death). In the event of certain changes in control of the Company, the vesting and exercisability of all outstanding options granted under the director equity policy will accelerate automatically to the extent they are not assumed or substituted for by the surviving entity.

Employment and Severance Agreements with Named Executive Officers

Jerry D. Chase and Mark A. Richman

On July 22, 2005, Mr. Chase and Mr. Richman entered into employment agreements with the Company, which superseded their previous agreements governing their employment and severance arrangements with the Company, providing for, in the case of Mr. Chase, his employment as the Chief Executive Officer of the Company, and in the case of Mr. Richman, his employment as Chief Financial Officer and Senior Vice President, Finance and Administration of the Company. Pursuant to their respective agreements, Mr. Chase and Mr. Richman receive an annual salary of $400,000 and $300,000, respectively. The executive officers also are eligible to receive an annual bonus in an amount of up to seventy-five percent of their respective base salaries to the extent bonus arrangements are established for the executive officers, the payment of which is based on the achievement of specified goals to be defined by the Board of Directors or the Compensation Committee.

In the event the Company terminates the executive officers’ employment for any reason other than for “cause,” “permanent disability” (as these terms are defined in their agreement) or the executive officer’s death, or if the executive resigns his employment within 30 days following the occurrence of specified events detailed in the executive’s agreement, including, a material reduction in the executive’s title, authority or responsibility, a material reduction in the executive’s base salary or a relocation of the executive’s work place beyond a specified distance, the executive would be entitled to the following severance benefits:

•	a lump sum cash payment equal to 12 months of the executive’s then base salary;

•	a lump sum cash payment equal to the greater of (1) the executive’s annual performance bonus for the most recent completed calendar year or (2) the executive’s target performance bonus in effect for the year of the termination; and

•	payment for the cost of COBRA continuation premiums for the medical, dental and vision care benefits for the executive officer and his dependents for a period of up to 12 months.

In the event the executive’s employment is terminated under the circumstances described in the preceding paragraph within twelve months following a “change in control” (as this term is defined in his agreement) of the Company, the executive officer would be entitled to the following severance benefits:

•	a lump sum cash payment equal to, in the case of Mr. Chase, 2.5 times, and in the case or Mr. Richman, 2 times, the sum of (1) the executive officer’s then base salary and (2) an amount that is equal to the greater of (a) the executive’s annual performance bonus for the most recent completed calendar year or (b) the executive’s target performance bonus in effect for the year of the termination;

•	payment for the cost of COBRA continuation premiums for the medical, dental and vision care benefits for the executive officer and his dependents for a period of up to 30 months in the case of Mr. Chase, and 24 months in the case of Mr. Richman; and

•	full vesting of all of the executive officer’s unvested stock options.

To the extent any payments made to the executive officer are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (pursuant to Section 280G of the Internal Revenue Code), then the executive will receive a gross-up payment for the amount exceeding the first $200,000 in excise taxes (and all other taxes resulting from the excise tax and the gross-up payment) imposed on the executive officer.

Any severance benefits provided to the executive in connection with an employment termination will be offset and reduced by the value of any severance benefits that the executive receives pursuant to a federal or state statute. The payment of the severance benefits is subject to, among other requirements, the executive’s execution and delivery of an effective general release against the Company.

Matthew J. Aden

On July 27, 2005, Mr. Aden entered into an employment agreement with the Company providing for his employment as Senior Vice President, Global Sales and Customer Support of the Company. Pursuant to the agreement, Mr. Aden receives an annual salary of $325,000. Mr. Aden is also eligible to participate in the Company’s sales commission plan with a target incentive payout equal to 100% of his base salary, the payment of which will be based on the achievement of sales goals to be defined by the Chief Executive Officer and approved by the Board of Directors. In the event the Company terminates Mr. Aden’s employment for any reason other than for “cause” or “permanent disability” (as these terms are defined in his agreement) or his death, or if Mr. Aden resigns from his employment within 30 days following the occurrence of specified events detailed in his agreement, including a material reduction in his title, authority or responsibility, a material reduction in his base salary or a relocation of his work place beyond a specified distance, Mr. Aden would be entitled to the following severance benefits:

•	a lump sum cash payment equal to 12 months of his then base salary and

•	payment for the cost of COBRA continuation premiums for the medical, dental and vision care benefits for Mr. Aden and his dependents for a period of up to 12 months.

In the event Mr. Aden’s employment with the Company is terminated under the circumstances described in the preceding paragraph within twelve months of a “change in control” (as this term is defined in his agreement) of the Company, Mr. Aden would be entitled to the following severance benefits:

•	a lump sum cash payment equal to 2 times his then base salary;

•	a lump sum cash payment equal to 2 times the greater of (1) Mr. Aden’s sales commission payments for the most recent completed calendar year or (2) Mr. Aden’s target sales commission payment in effect for the year of the termination;

•	payment for the cost of COBRA continuation premiums for the medical, dental and vision care benefits for Mr. Aden and his dependents for a period of up to 24 months; and

•	full vesting of all of his unvested stock options.

Any severance benefits paid to Mr. Aden will be offset and reduced by the value of any severance benefits that Mr. Aden may be entitled to receive pursuant to federal or state statute. The payment of the severance benefits is subject to, among other requirements, Mr. Aden’s execution and delivery of an effective general release against the Company.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2005, the Compensation Committee consisted of Messrs. Solomon and Speaks and Dr. Miller, and Mr. Solomon served as Chair of the Compensation Committee. Messrs. Solomon and Speaks and Dr. Miller are not, and have never been, officers or employees of the Company. No executive officer of the Company served on the Board of Directors or compensation committee of any other entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee. Each of the Company’s directors holds securities of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of the Company’s common stock as of November 30, 2006 by: (i) each director; (ii) each Named Executive Officer; (iii) all Named Executive Officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its common stock. All shares of the Company’s common stock subject to options currently exercisable or exercisable within 60 days of November 30, 2006, are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 77,637,177 shares outstanding on November 30, 2006, adjusted as required by rules promulgated by the Commission. Unless otherwise indicated in the table, the address of each party listed in the table is 2450 Walsh Avenue, Santa Clara, California 95051.

	Beneficial Ownership
	Number of	Percentage
Beneficial Owner	Shares	Ownership

Kern Capital Management, LLC(1)	11,080,800	14.3%
114 West 47th Street, Suite 1926
New York, New York 10036
Zaki Rakib(2)	4,302,040	5.5%
Shlomo Rakib(3)	4,302,040	5.5%
Jerry D. Chase(4)	466,666	*
Lewis Solomon(5)	352,692	*
Mark A. Richman(6)	260,416	*
Matthew J. Aden(7)	187,500	*
David M. Woodrow(8)	128,302	*
Howard W. Speaks, Jr.(9)	67,593	*
Matthew Miller(10)	57,183	*
All executive officers and directors as a group (9 persons)(11)	10,124,432	13.0%

(1)	Kern Capital Management, LLC filed an amendment to Schedule 13G, dated as of February 14, 2006, with the Commission. Kern Capital Management, LLC reported beneficial ownership of 11,080,800 shares.

(2)	Shares beneficially owned by Dr. Zaki Rakib include 240,000 shares of common stock held by the Shlomo Rakib Children’s Trust of which Dr. and Mrs. Rakib are trustees, and 1,300,000 shares of common stock underlying stock options, which are exercisable within 60 days of November 30, 2006. Dr. Rakib disclaims beneficial ownership of these shares held by the Zaki Rakib Children’s Trust and stock and stock options held by Dr. Rakib’s family members, totaling 4,302,040 shares.

(3)	Shares beneficially owned by Shlomo Rakib include 240,000 shares of common stock held by the Zaki Rakib Children’s Trust of which Mr. And Mrs. Rakib are trustees, and 1,300,000 shares of common stock underlying stock options which are exercisable within 60 days of November 30, 2006. Mr. Rakib disclaims beneficial ownership of these shares held by the Shlomo Rakib Children’s Trust and stock and stock options held by Mr. Rakib’s family members, totaling 4,302,040 shares.

(4)	Shares beneficially owned include 466,666 shares of common stock underlying stock options that are exercisable within 60 days of November 30, 2006.

(5)	Shares beneficially owned include 292,692 shares of common stock underlying stock options that are exercisable within 60 days of November 30, 2006, as well as 60,000 shares of common stock.

(6)	Shares beneficially owned include 260,416 shares of common stock underlying stock options that are exercisable within 60 days of November 30, 2006.

(7)	Shares beneficially owned include 187,500 shares of common stock underlying stock options that are exercisable within 60 days of November 30, 2006.

(8)	Shares beneficially owned include 128,302 shares of common stock underlying stock options that are exercisable within 60 days of November 30, 2006.

(9)	Shares beneficially owned include 67,593 shares of common stock underlying stock options that are exercisable within 60 days of November 30, 2006.

(10)	Shares beneficially owned include 57,183 shares of common stock underlying stock options that are exercisable within 60 days of November 30, 2006.

(11)	Shares beneficially owned by the Company’s current directors and executive officers as a group include 4,060,352 shares of common stock underlying stock options that are exercisable within 60 days of November 30, 2006.

Item 13.	Certain Relationships and Related Transactions

The Company has entered into indemnity agreements with all directors and executive officers of the Company. The indemnity agreement provides, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws.

Item 14.	Principal Accountant Fees and Services

On September 21, 2005, the Company appointed Stonefield Josephson, Inc. (Stonefield) as its independent registered public accounting firm to replace Ernst & Young LLP, which resigned effective as of that date. The aggregate fees billed by Stonefield for professional services rendered in 2005 are summarized in the following table (in thousands):

2005

Audit fees(1)	$637
Audit-related fees(2)	—
Tax fees(3)	—
All other fees	—

$637

(1)	Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements. In 2005, audit fees include fees for professional services rendered for the audits of (i) management’s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements but are not reported under “Audit Fees.” Such fees include, among other things, employee benefit plan audits and certain consultations concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees for professional services rendered for assistance with federal, state and international tax compliance.

In considering the nature of the services provided by Stonefield, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Stonefield and Company management to determine that they are permitted under the rules and regulation concerning auditor independence promulgated by the Commission to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

The services performed by Stonefield in 2005 were pre-approved in accordance with the requirements of the Audit Committee Charter.

Except as stated above, there were no other fees billed by Stonefield for 2005. The Audit Committee considers the provision of these services to be compatible with maintaining the independence of the Company’s independent auditors. None of the fees paid to the independent auditors under the categories Audit-Related Fees and Tax Fees described above were approved by the Audit Committee after services were rendered pursuant to the de minimus exception established by the Commission.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) The following documents are included as part of this Form 10-K.

Reference is made to the Index to Consolidated Financial Statements of Terayon Communication Systems, Inc. under Item 8 in Part II of this Form 10-K.

(2) Financial Statement Schedules:

Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.

(3) The following exhibits are filed as a part of this Form 10-K and this list includes the Exhibit Index.

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(11)
3.2	Bylaws of Terayon Communication Systems, Inc.(11)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(11)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.(4)
4.1	Specimen Common Stock Certificate.(2)
4.2	Amended and Restated Information and Registration Rights Agreement, dated April 6, 1998.(1)
4.3	Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(3)
4.4	Registration Rights Agreement, dated July 26, 2000, among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(3)
4.5	Indenture, dated July 26, 2000, between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A.(3)
4.6	Rights Agreement, dated February 6, 2001, between Terayon Communication Systems, Inc. and Fleet National Bank.(4)
10.1	Form of Indemnification Agreement between Terayon Communication Systems, Inc. and each of its directors and officers.(16)
10.2	1995 Stock Option Plan, as amended.(1)
10.3	1997 Equity Incentive Plan, as amended.(6)
10.4	1998 Employee Stock Purchase Plan, as amended.(9)
10.5	1998 Non-Employee Directors’ Stock Option Plan, as amended.(9)
10.6	1998 Employee Stock Purchase Plan Offering for Foreign Employees.(5)
10.7	1999 Non-Officer Equity Incentive Plan, as amended.(10)

Exhibit
Number	Exhibit Description

10.8	Azrieli Center Offices Lease Agreement, dated January 23, 2000, between Canit HaShalom Investments Ltd. and Terayon Communication Systems, Inc.(6)
10.9	Azrieli Center Agreement to Transfer Lease Rights, dated January 23, 2000.(8)
10.10	Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(6)
10.11	Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2002, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(6)
10.12	Lease Agreement, dated September 18, 1996, between Sobrato Interests III and VeriFone.(7)
10.13	Triple Net Sublease, dated April 1, 2002, by and between Terayon Communication Systems, Inc. and Hewlett-Packard Company.(7)
10.14	Aircraft Lease Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(8)
10.15	Letter of Credit Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(8)
10.16	Agreement, dated January 23, 2004, between Terayon Communication Systems, Inc. and YAS Corporation.(12)
10.17	First Amendment to Aircraft Lease Agreement, dated December 31, 2003, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(14)
10.18	Code of Business Conduct.
10.19	Notification Letter of Intent to Terminate or Sublease the Aircraft Lease Agreement, dated March 12, 2004.(14)
10.20	Employment Agreement, dated July 22, 2005, between Terayon Communication Systems, Inc. and Jerry Chase.(17)
10.21	Proprietary Information and Inventions Agreement, dated July 22, 2004, between Terayon Communication Systems, Inc. and Jerry Chase.(13)
10.22	Aircraft Sublease Agreement, dated August 24, 2004, between Terayon Communication Systems, Inc. and United Furniture Equipment Rental, Inc.(13)
10.23	Employment Agreement, dated July 22, 2005, between Terayon Communication Systems, Inc. and Mark Richman. (17)
10.24	Proprietary Information and Inventions Agreement, dated November 10, 2004, between Terayon Communication Systems, Inc. and Mark Richman.(16)
10.25	Form of Option Agreement for the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan.(15)
10.26	Form of Option Agreement for the Terayon Communication Systems, Inc. 1998 Non-Employee Directors Stock Option Plan.(16)
10.27	Lease, dated August 9, 2006 between Sobrato Development Companies #871 and Terayon Communication Systems, Inc.
10.28	Triple Net Sub-Sublease Agreement, effective as of August 9, 2006, as amended, between Terayon Communication Systems, Inc. and Citrix Systems, Inc.
10.29	Employment Agreement, dated July 27, 2005, between Terayon Communication Systems, Inc. and Matt Aden. (17)
10.30	Proprietary Information and Inventions Agreement, dated July 27, 2005, between Terayon Communication Systems, Inc. and Matthew J. Aden.(17)
10.31	Amendment No. 1 to the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan.
10.32	Non-Employee Director Equity Compensation Policy.
10.33	Non-Employee Director Equity Compensation Policy Nonstatutory Stock Option Agreement.
10.34	2006 Executive Sales Commission Plan.
10.35	2006 Section 16 Executive Officer Bonus Plan.

Exhibit
Number	Exhibit Description

21.1	List of Subsidiaries.
24.1	Power of Attorney (see signatures of this Form 10-K).
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter of Terayon Communication Systems, Inc.
99.2	Compensation Committee Charter of Terayon Communication Systems, Inc.
99.3	Nominating and Governance Committee Charter of Terayon Communication Systems, Inc.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1/A filed on July 31, 1998 (File No. 333-56911).

(3)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).

(4)	Incorporated by reference to our Report on Form 8-K filed on February 9, 2001.

(5)	Incorporated by reference to our Report on Form 10-K filed on April 2, 2001.

(6)	Incorporated by reference to our Report on Form 10-K filed on April 1, 2002.

(7)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2002.

(8)	Incorporated by reference to our Report on Form 10-K filed on March 27, 2003.

(9)	Incorporated by reference to our Report on Registration Statement on Form S-8 filed on August 30, 2002.

(10)	Incorporated by reference to our Report on Form 10-Q filed on August 14, 2003.

(11)	Incorporated by reference to our Report on Form 8-K filed on November 21, 2003.

(12)	Incorporated by reference to our Report on Form 10-Q filed on July 27, 2004.

(13)	Incorporated by reference to our Report on Form 10-Q filed on November 9, 2004.

(14)	Incorporated by reference to our Report on Form 10-K filed on March 15, 2004.

(15)	Incorporated by reference to our Report on Form 8-K filed on September 14, 2004.

(16)	Incorporated by reference to our Report on Form 10-K filed on March 15, 2005.

(17)	Incorporated by reference to our Report on Form 10-Q filed on August 9, 2005.

(4)(d) Financial Statement Schedules

Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.

Schedule II — Valuation and Qualifying Accounts (in thousands):

	Balance at
	Beginning of			Balance at
	Period	Charges	Deductions	End of Period

December 31, 2005:
Allowance for doubtful accounts — U.S.	$2,254	$5,036	$(4,481)	$2,809
Allowance for doubtful accounts — International	—	—	—	—

Total Allowance for doubtful accounts	2,254	5,036	$(4,481)	2,809
Reserve for inventory valuation	12,267	2,732	(7,146)	7,853
Valuation allowance on deferred tax assets	226,560	3,261	—	229,821
December 31, 2004 (as restated):
Allowance for doubtful accounts — U.S.	$6,037	$4,014	$(7,797)	$2,254
Allowance for doubtful accounts — International	473	—	(473)	—

Total Allowance for doubtful accounts	6,510	4,014	(8,270)	2,254
Reserve for inventory valuation	12,291	11,550	(11,574)	12,267
Valuation allowance on deferred tax assets	227,978	—	(1,418)	226,560
December 31, 2003 (as restated):
Allowance for doubtful accounts — U.S.	$201	$6,131	$(295)	$6,037
Allowance for doubtful accounts — International	1,576	—	(1,103)	473

Total Allowance for doubtful accounts	1,777	6,131	(1,398)	6,510
Reserve for inventory valuation	25,473	4,025	(17,207)	12,291
Valuation allowance on deferred tax assets	244,803	—	(16,825)	227,978

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in County of Santa Clara, State of California, on the 29 day of December, 2006.

TERAYON COMMUNICATION SYSTEMS, INC.

/s/  Jerry D. Chase

Jerry D. Chase
Chief Executive Officer

Each person whose signature appears below constitutes Jerry D. Chase his true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Commission, granting unto said attorney-in- fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, each acting alone, or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry D. Chase Jerry D. Chase	Chief Executive Officer and Director	December 29, 2006

/s/ Mark A. Richman Mark A. Richman	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	December 29, 2006

/s/ Zaki Rakib Dr. Zaki Rakib	Chairman of the Board of Directors	December 29, 2006

/s/ Shlomo Rakib Shlomo Rakib	Director	December 29, 2006

/s/ Lewis Solomon Lewis Solomon	Director	December 29, 2006

/s/ David Woodrow David Woodrow	Director	December 29, 2006

/s/ Matthew Miller Dr. Matthew Miller	Director	December 29, 2006

/s/ Howard W. Speaks Howard W. Speaks, Jr.	Director	December 29, 2006