Form 10-Q
period 2006-03-31
TERAYON COMMUNICATION SYSTEMS
filed 2007-01-10
CIK 1052303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $0.001 par value, 77,637,177 shares outstanding as of December 31, 2006.

INDEX

TERAYON COMMUNICATION SYSTEMS, INC.

Restatement

As described in our Annual Report on Form 10-K for the year ended December 31, 2005, we restated our condensed consolidated financial statements for the first two quarters of the year ended December 31, 2005. This Quarterly Report on Form 10-Q includes restated quarterly information for the quarter ended March 31, 2005.

For further discussion of the effects of the restatement see Note 2 to Condensed Consolidated Financial Statements and Item 4 — Controls and Procedures.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TERAYON COMMUNICATION SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	March 31,	December 31,
	2006	2005
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,716	$28,867
Short-term investments	18,776	72,434
Accounts receivable, net of allowance for doubtful accounts	9,679	9,879
Other current receivables	1,310	1,606
Inventory, net	9,277	10,915
Deferred cost of goods sold	2,658	3,351
Deposits	7,780	—
Other current assets	1,651	3,427

Total current assets	60,847	130,479
Property and equipment, net	3,557	3,915
Long-term restricted cash	332	332
Long-term deferred cost of goods sold	3,714	4,351
Other assets, net	45	7,571

Total assets	$68,495	$146,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,341	$5,036
Accrued payroll and related expenses	1,896	2,105
Deferred revenues	10,920	13,952
Deferred gain on asset sale	8,631	8,631
Accrued warranty expenses	2,501	2,887
Accrued restructuring and executive severance	996	1,305
Accrued vendor cancellation charges	344	1,508
Accrued other liabilities	5,439	6,287
Interest payable	—	1,356
Current portion of subordinated convertible notes	—	65,367

Total current liabilities	35,068	108,434
Long-term obligations	1,326	1,455
Accrued restructuring and executive severance	1,218	1,381
Long-term deferred revenue	13,095	14,721

Total liabilities	50,707	125,991

Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 77,793,186 shares issued; 77,637,177 shares outstanding	78	78
Additional paid-in capital	1,087,609	1,086,817
Accumulated deficit	(1,066,382)	(1,062,438)
Treasury stock	(773)	(773)
Accumulated other comprehensive loss	(2,744)	(3,027)

Total stockholders’ equity	17,788	20,657

Total liabilities and stockholders’ equity	$68,495	$146,648

See accompanying Notes to Condensed Consolidated Financial Statements.

TERAYON COMMUNICATION SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
		(as restated)

Revenues	$21,490	$17,813
Cost of goods sold	10,716	11,263

Gross profit	10,774	6,550
Operating expenses:
Research and development	4,069	5,234
Sales and marketing	5,184	5,674
General and administrative	5,150	3,419
Restructuring charges, executive severance and asset write-offs	34	1,282

Total operating expenses	14,437	15,609

Loss from operations	(3,663)	(9,059)
Interest income (expense), net	301	(190)
Other income (expense), net	(553)	66

Loss before income tax expense	(3,915)	(9,183)
Income tax expense	(29)	(50)

Net loss	$(3,944)	$(9,233)

Basic and diluted net loss per share	$(0.05)	$(0.12)

Shares used in computing basic and diluted net loss per share	77,637	76,645

See accompanying Notes to Condensed Consolidated Financial Statements.

TERAYON COMMUNICATION SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
		(as restated)

Cash flows from operating activities:
Net loss	$(3,944)	$(9,233)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	487	941
Stock-based compensation	792	—
Amortization of subordinated convertible notes premium	(286)	(56)
Accretion of discounts on short-term investments	(126)	—
Inventory provision	2,399	603
Provision for doubtful accounts	50	(397)
Restructuring provision	34	1,141
Write-off of fixed assets	41	546
Warranty provision	149	(1,343)
Vendor cancellation provision	(1,040)	(132)
Changes in operating assets and liabilities:
Accounts receivable, net	446	905
Inventory	(761)	(2,279)
Other current assets	(5,311)	(1,610)
Long-term deferred cost of goods sold	637	778
Other assets	7,526	950
Accounts payable	(695)	432
Accrued payroll and related expenses	(209)	(992)
Deferred revenues	(4,658)	14,625
Accrued warranty expenses	(535)	(187)
Accrued restructuring charges	(506)	(1,742)
Accrued vendor cancellation charges	(124)	(16)
Accrued other liabilities	(2,333)	(1,248)

Net cash provided by (used in) operating activities	(7,967)	1,686

Cash flows from investing activities:
Purchases of short-term investments	—	(14,926)
Proceeds from sales and maturities of short-term investments	54,033	(42)
Purchases of property and equipment	(170)	(568)

Net cash provided by (used in) investing activities	53,863	(15,536)

Cash flows from financing activities:
Debt extinguishment of convertible subordinated notes	(65,081)	—
Proceeds from issuance of common stock	—	1,300

Net cash provided by (used in) financing activities	(65,081)	1,300
Effect of foreign currency exchange rate changes	34	(31)

Net decrease in cash and cash equivalents	(19,151)	(12,581)
Cash and cash equivalents at beginning of period	28,867	43,218

Cash and cash equivalents at end of period	$9,716	$30,637

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$28	$27

Cash paid for interest	$461	$1,627

See accompanying Notes to Condensed Consolidated Financial Statements.

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

In 2004, the Company refocused to make digital video solutions (DVS) the core of its business. As part of this strategic refocus, the Company elected to continue selling its home access solutions (HAS) products, including cable modems, embedded multimedia terminal adapters (eMTA) and home networking devices, but ceased future investment in its cable modem termination systems (CMTS) product line. In January 2006, the Company announced that it was discontinuing its HAS product line.

2.	Restatement of Previously Issued Financial Statements

On December 29, 2006, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K), and restated its consolidated financial statements for the first and second quarters of 2005 and prior periods.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EFFECTS OF THE RESTATEMENT

The following table presents the effects of the restatement adjustments by financial statement line item for the condensed consolidated balance sheet as of March 31, 2005 (in thousands) (unaudited):

	March 31, 2005
		Cumulative Effect	Current
	As Previously	of Prior Period	Quarter
	Reported	Adjustments	Adjustments	As Restated	Notes

ASSETS
Current assets:
Cash and cash equivalents	$30,637	$—	$—	$30,637
Short-term investments	69,180			69,180
Accounts receivable, net of allowance for doubtful accounts	19,736	(1,101)	(782)	17,853	(a	)
Other current receivables	1,242			1,242
Inventory, net	18,611	522	437	19,342	(b	)
E&O vendor cancellation			(228)		(c	)
Other current assets	1,634	1,474		5,126
Short-term deferred cost of goods sold			2,018		(d	)

Total current assets	141,040	895	1,445	143,380
Property and equipment, net	4,840	94	1	4,935
Restricted cash	8,817	(7,586)		1,241
Restricted cash — long-term reclass			10		(e	)
Other assets, net	710	9,844		9,638
Long-term deferred cost of goods sold			(777)		(f	)
License fee			(129)		(g	)
Restricted cash — long-term reclass			(10)		(e	)

Total assets	$155,407	$3,247	$540	$159,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,278	$1	$(1)	$8,278
Accrued payroll and related expenses	3,601	557		3,601	(h	)
Bonus accrual			(557)		(i	)
Deferred revenues	9,072	2,386		25,283
Thomson direct development costs			(154)		(j	)
Short-term deferred revenue			13,979		(k	)
Accrued warranty expenses	3,141	800		3,140
Access Network Electronics			(801)		(l	)
Accrued restructuring and executive severance	3,092	(158)		3,093	(m	)
Restructuring reclass between short-term and long-term			159
Accrued vendor cancellation charges	373			373
Accrued other liabilities	4,031	(689)		3,791	(h	)
Legal accrual			449		(n	)
Interest payable and current portion of capital lease obligations	542			542

Total current liabilities	32,130	2,897	13,074	48,101
Long-term obligations	1,725	(1)		1,724
Long-term deferred revenue		11,084	(5,693)	5,391	(o	)
Accrued restructuring and executive severance	1,772	158	(158)	1,772	(m	)
Convertible subordinated notes	65,081	507	(56)	65,532	(p	)

Total liabilities	100,708	14,645	7,167	122,520
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares
Common stock, $0.001 par value:
Authorized shares	77			77
Additional paid-in capital	1,085,008	(2)	2	1,085,008
Accumulated deficit	(1,026,695)	(11,396)	(6,629)	(1,044,720)	(q	)
Treasury stock, at cost	(773)			(773)
Accumulated other comprehensive loss	(2,918)			(2,918)

Total stockholders’ equity	54,699	(11,398)	(6,627)	36,674

Total liabilities and stockholders’ equity	$155,407	$3,247	$540	$159,194

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Explanation of Current Quarterly Adjustments:

(a)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions and to adjust the allowance for doubtful accounts based on the Company’s reassessment of the account.

(b)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination or with acceptance provisions.

(c)	To reverse excess and obsolete (E&O) reserves related to CMTS product based on revised demand forecast available in March 2005.

(d)	To reflect the cumulative effects of adjustments for the short-term portion of deferred cost of goods sold related to the change in revenue recognition policy to American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), Financial Accounting Statements Board (FASB), Emerging Issues Task Force (EITF) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21), and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1), and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(e)	To reflect other adjustments and reclassifications.

(f)	To reflect the cumulative effects of adjustments for the long-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(g)	To correct pre-paid amortization on license fee based on a new royalty rate.

(h)	The cumulative amount was adjusted from the prior period to reflect the reclassification adjustment made after the filing of the original financial statements.

(i)	To accrue for retention and other miscellaneous bonuses earned by employees in 2004.

(j)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(k)	To reflect the cumulative effects of adjustments for the short-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(l)	To reverse 2004 amortization of Access Network Electronics warranty reserve and to recognize in the quarter ended March 31, 2005.

(m)	To reflect short-term and long-term portion of restructuring liabilities.

(n)	To correct legal accrual adjustment recorded as of December 31, 2004 and to reflect the liability at March 31, 2005.

(o)	To reflect the cumulative effects of adjustments for the long-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination or with acceptance provisions.

(p)	To record amortization of bond premium to interest income.

(q)	To reflect cumulative effects of restatement adjustments on accumulated deficit.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effects of the restatement adjustments by financial statement line item for the condensed consolidated statement of operations for the three months ended March 31, 2005 (in thousands, except per share data) (unaudited):

	Three Months Ended March 31, 2005
	As Reported	Adjustments	As Restated

Revenues	$26,363	$(8,550)	$17,813
Cost of goods sold	13,043	(1,780)	11,263

Gross profit	13,320	(6,770)	6,550
Operating expenses:
Research and development	5,944	(710)	5,234
Sales and marketing	5,673	1	5,674
General and administrative	2,795	624	3,419
Restructuring charges, executive severance and asset write-offs	1,282	—	1,282

Total operating expenses	15,694	(85)	15,609

Loss from operations	(2,374)	(6,685)	(9,059)
Interest (expense), net	(246)	56	(190)
Other income, net	66	—	66

Loss before income tax expense	(2,554)	(6,629)	(9,183)
Income tax expense	(50)	—	(50)

Net loss	$(2,604)	$(6,629)	$(9,233)

Basic and diluted net loss per share	$(0.03)		$(0.12)

Shares used in computing basic and diluted net loss per share	76,738		76,645

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the errors identified in the restatement of the consolidated financial statements for the year ended December 31, 2005 which specifically relate to the first quarter of 2005 (in thousands) (unaudited):

	Three Months Ended
	March 31,
	2005	Notes

Net loss, as previously reported	$(2,604)
Adjustments to net loss (increase) decrease:
Revenues
DVS	(8,513)	(a	)
HAS	36	(b	)
CMTS	(73)	(b	)
Cost of goods sold
Revenue analysis (cost of goods sold)	1,337	(c	)
Access Network Electronics	800	(d	)
License fee	(129)	(e	)
E&O vendor cancellation	(228)	(f	)
Research and development
Bonus accrual	556	(g	)
Thomson (other)	20	(h	)
Thomson direct development costs	134	(i	)
Sales and marketing
Reclass	(1)	(j	)
General and administrative
Legal accrual	(448)	(k	)
Bad debt expense	(176)	(l	)
Restructuring charges, executive severance and asset write-offs
Interest income, net
Convertible subordinated notes	56	(m	)

Net loss, as restated	$(9,233)

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Explanation of Current Quarterly Adjustments:

(a)	To reflect adjustments to revenue related to the change in revenue recognition policy to SOP 97-2, SOP 81-1, Staff Accounting Bulletin (SAB) No. 104 (SAB 104), and EITF 00-21.

(b)	To reflect adjustments for timing difference identified between deferred revenue and revenue for product sales when the fee was not fixed or determinable or when collectibility was not reasonably assured and to reflect other adjustments to the account.

(c)	To reflect adjustments to cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable or when collectibility was not reasonably assured.

(d)	To reverse 2004 amortization of Access Network Electronics warranty reserve and to recognize in the quarter ended March 31, 2005.

(e)	To correct pre-paid amortization on license fee based on a new royalty rate.

(f)	To reverse E&O reserves related to CMTS product based on revised demand forecast available in March 2005.

(g)	To reverse expenses for retention and other miscellaneous bonuses earned by employees in 2004.

(h)	To defer cost of goods sold costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(i)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(j)	To reflect other adjustments and reclassifications.

(k)	To correct legal accrual adjustment recorded as of December 31, 2004 and to reflect the liability for the quarter ended March 31, 2005.

(l)	To reflect adjustments to the allowance for doubtful accounts and bad debt expense based on the Company’s reassessment of the accounts.

(m)	To record amortization of bond premium to interest income.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements at March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been included.

Results for the three months ended March 31, 2006 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s 2005 Form 10-K, as filed with the United States Securities and Exchange Commission (Commission). The accompanying condensed consolidated balance sheet at December 31, 2005 is derived from audited consolidated financial statements at that date.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ from those estimates. Areas that are particularly significant include the valuation of its accounts receivable and inventory, warranty obligations, accrued vendor cancellation charges, the assessment of recoverability and the measurement of impairment of fixed assets, and the recognition of restructuring liabilities.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, inventory, accounts payable and other accrued liabilities. The Company does not have any derivative financial instruments. The Company believes the reported carrying amounts of its financial instruments approximate fair value due to their short-term maturities.

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price is subject to adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

In establishing its revenue recognition policies for its products, the Company assesses software development efforts, marketing and the nature of post contract support (PCS). Based on its assessment, the Company determined that the software in the HAS and CMTS products is incidental, and therefore, the Company recognizes revenue on the HAS and CMTS products under SAB 101, as specifically amended by SAB 104. Additionally, based on its assessment of the DVS products, the Company determined that software was more than incidental, and therefore, the Company recognizes revenue on the DVS products under American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1).

In order to recognize revenue from individual elements within a multiple element arrangement under SOP 97-2, the Company must establish vendor specific objective evidence (VSOE) of fair value for each element. Prior to 2006, for the DVS products, the Company determined that it did not establish VSOE of fair value for the undelivered element of PCS, which required the Company to recognize revenue and the cost of goods sold of both the hardware element and the PCS element ratably over the period of the customer support contract. Beginning in the first quarter of 2006, the Company determined that it established VSOE of fair value of the PCS element for the DVS product sales as a result of maintaining consistent pricing practices for PCS, including consistent pricing of renewal rates for PCS. For the DVS products sold beginning in the first quarter of 2006 that contain a multiple element arrangement, the Company recognizes revenue and cost of goods sold from the hardware component when all criteria of SAB 104 and SOP 97-2 have been met and revenue and cost of goods sold related to the PCS element ratably over the period of the PCS.

The Company sells its products directly to broadband service providers and, to a lesser extent, resellers. Revenue arrangements with resellers are recognized when product meets all criteria of SAB 104 and SOP 97-2.

Deferred Revenue, Deferred Cost of Goods Sold

Deferred revenue and deferred cost of goods sold are a result of the Company recognizing revenues on the DVS products under SOP 97-2. Under SOP 97-2, the Company must establish VSOE of fair value for each element of a multiple element arrangement. Until the first quarter of 2006, the Company did not establish VSOE of fair value for PCS when PCS was sold as part of a multiple element arrangement. As such, for the DVS products sold with PCS, revenue and the cost of goods sold related to the delivered element, the hardware component, were deferred and recognized ratably over the period of the PCS.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees” (APB 25), for periods beginning January 1, 2006. In March 2005, the Commission issued SAB No. 107, “Share-based Payment” (SAB 107), relating to SFAS 123(R). SAB 107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement includes guidance related to share-based payment awards with non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with share-based payment awards and accounting for the income tax effects of share-based payment awards upon the adoption of SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the modified prospective method of adoption for SFAS 123(R), the compensation cost recognized by the Company beginning in 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all equity incentive awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, or expiration of stock options, deferred tax assets for options with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.

Options currently granted by the Company generally expire six years from the grant date and vest over a three year period. Options granted prior to the second quarter of 2005 generally expire ten years from the grant date and vest over a four to five year period. The Company may use other types of equity incentives, such as restricted stock and stock appreciation rights. The Company’s equity incentive awards also allow for performance-based vesting.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FAS 123(R)-3). The Company has elected to adopt the alternative transition method provided in FAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Share-based compensation recognized in 2006 as a result of the adoption of SFAS 123(R) as well as pro forma disclosures according to the original provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R) use the Black-Scholes valuation methodologies for estimating fair value of options granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s stock participation plan.

Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company evaluates its trade receivables based upon a combination of factors. Credit losses have historically been within management’s expectations. When the Company becomes aware of a customer’s inability to pay, such as in the case of bankruptcy or a decline in the customer’s operating results or financial position, it records an allowance to reduce the related receivable to an amount it reasonably believes is collectible. The Company maintains an allowance for potentially uncollectible accounts receivable based on an estimate of collectibility. The Company assesses collectibility based on a number of factors, including history, the number of days an amount is past due (based on invoice due date), changes in credit ratings of customers, current events and circumstances regarding the business of its clients’ customers and other factors that it believes are relevant. If circumstances related to a specific customer change, the Company’s estimates of the recoverability of receivables could be further altered. In addition, the Company maintains an allowance for doubtful accounts to offset the accounts receivable and related reserve related to customers who were granted extended payment terms or who are experiencing financial difficulties, or where collectibility is not reasonably assured.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)

Raw materials	$168	$58
Work-in-process and finished goods	9,109	10,857

Total	$9,277	$10,915

Purchase Obligations

The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations consist of purchase orders placed with vendors for goods and services and require the Company to purchase minimum quantities of the suppliers’ products at a specified price. As of March 31, 2006, $4.9 million of purchase obligations were outstanding. The Company accrued vendor cancellation charges in an amount which represented management’s estimate of the Company’s exposure to vendors for its inventory commitments. As of March 31, 2006, accrued vendor cancellation charges were $0.3 million and the remaining $4.6 million was attributable to open purchase orders in the normal course of business. The remaining obligations become payable at various times throughout the remainder of 2006.

Net Loss Per Share

A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share data) (unaudited):

	Three Months Ended
	March 31,
	2006	2005
		(as restated)

Net loss	$(3,944)	$(9,233)

Basic and diluted net loss per share	$(0.05)	$(0.12)

Shares used in computing basic and diluted net loss per share	77,637	76,645

Options to purchase 12,852,574 and 14,019,701 shares of common stock were outstanding at March 31, 2006 and March 31, 2005, respectively, and these common stock equivalents were not included in the computation of diluted net loss per share since the effect would have been anti-dilutive.

Comprehensive Loss

Comprehensive loss consists of net income (loss), net unrealized gain (loss) on short-term investments and net foreign currency translation gain (loss).

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the components of comprehensive loss during the three months ended March 31, 2006 and 2005 (in thousands) (unaudited):

	Three Months Ended
	March 31,
	2006	2005
		(as restated)

Net income (loss)	$(3,944)	$(9,233)
Change in cumulative translation adjustments, net	34	(31)
Change in unrealized gain (loss) on available-for-sale investments, net	249	(305)

Total comprehensive loss	$(3,661)	$(9,569)

The following are the components of accumulated other comprehensive loss (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)
Cumulative translation adjustments, net	$(2,520)	$(2,554)
Unrealized gain (loss) on available-for-sale investments, net	(224)	(473)

Total accumulated other comprehensive loss	$(2,744)	$(3,027)

Impact of Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). Specifically, SFAS 155 amends SFAS 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS 155 amends SFAS 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS 155 is not expected to have a material impact on the Company’s results of operations or financial position.

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

In July 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) — an interpretation of FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether or not to file in a particular jurisdiction. FIN 48 is effective for years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statement Nos. 87, 88, 106 and 132(R) (SFAS 158). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on their balance sheets, starting with balance sheets as of December 31, 2006 if they are calendar year-end public companies. SFAS 158 also changed certain disclosures related to benefit plans. The adoption of SFAS 158 is not expected to have a material impact on the Company’s results of operations or financial position.

In September 2006, the Commission released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required as long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s financial statements.

4.	Contingencies

Litigation

Beginning in April 2000, several plaintiffs filed class action lawsuits in federal court against the Company and specific officers and directors of the Company. Later that year, the cases were consolidated in the United States District Court for the Northern District of California (Court) as In re Terayon Communication Systems, Inc. Securities Litigation. The Court then appointed lead plaintiffs who filed an amended complaint. In 2001, the Court granted in part and denied in part defendants’ motion to dismiss, and plaintiffs filed a new complaint. In 2002, the Court denied defendants’ motion to dismiss that complaint, which, like the earlier complaints, alleged that the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding the Company’s technology. On February 24, 2003, the Court certified a plaintiff class consisting of those who purchased or otherwise acquired the Company’s securities between November 15, 1999 and April 11, 2000. On September 8, 2003, the Court heard defendants’ motion to disqualify two of the lead plaintiffs and to modify the definition of the plaintiff class. On September 10, 2003, the Court issued an order vacating the hearing date for the parties’ summary judgment motions, and, on September 22, 2003, the Court issued another order staying all discovery until further notice and vacating the trial date, which had been scheduled for November 4, 2003. On February 23, 2004, the Court issued an order disqualifying two of the lead plaintiffs and ordered discovery, which was conducted. In February 2006, the Company mediated the case with plaintiffs’ counsel. As part of the

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mediation, the Company reached a settlement of $15.0 million. After this mediation, the Company’s insurance carriers agreed to tender their remaining limits of coverage, and the Company contributed approximately $2.2 million to the settlement. On March 17, 2006, the Company, along with plaintiffs’ counsel, submitted the settlement to the Court and the shareholder class for approval. The Company accrued $2.2 million to litigation expense settlement in the fourth quarter of 2005. The Court held a hearing to review the settlement of the shareholder litigation on September 25, 2006. To date, the Court has not approved the settlement.

On October 16, 2000, a lawsuit was filed against the Company and the individual defendants (Zaki Rakib, Selim Rakib and Raymond Fritz) in the Superior Court of California, San Luis Obispo County. This lawsuit was titled Bertram v. Terayon Communication Systems, Inc. The factual allegations in the Bertram complaint were similar to those in the federal class action, but the Bertram complaint sought remedies under state law. Defendants removed the Bertram case to the United States District Court for the Central District of California, which dismissed the complaint. Plaintiffs appealed this order, and their appeal was heard on April 16, 2004. On June 9, 2004, the United States Court of Appeals for the Ninth Circuit affirmed the order dismissing the Bertram case.

In 2002, two shareholders filed derivative cases purportedly on behalf of the Company against certain of its current and former directors, officers and investors. (The defendants differed somewhat in the two cases.) Since the cases were filed, the investor defendants have been dismissed without prejudice, and the lawsuits have been consolidated as Campbell v. Rakib in the Superior Court of California, County of Santa Clara. The Company is a nominal defendant in these lawsuits, which allege claims relating to essentially the same purportedly misleading statements that are at issue in the securities class action filed in April 2000. In that securities class action, the Company disputed making any misleading statements. The derivative complaints also allege claims relating to stock sales by certain of the director and officer defendants. On September 15, 2006, the Company entered into a Stipulation of Settlement of Derivative Claims. On September 18, 2006, the Superior Court of California, County of Santa Clara approved the final settlement of the derivative litigation entitled In re Terayon Communication Systems, Inc. Derivative Litigation (Case No. CV 807650). In connection with the settlement, the Company paid $1.0 million in attorney’s fees and expenses to the derivative plaintiffs’ counsel and agreed to adopt certain corporate governance practices. The Company accrued $1.0 million to litigation expense settlement in the fourth quarter of 2005.

On June 23, 2006, a putative class action lawsuit was filed against the Company in the United States District Court for the Northern District of California by I.B.L. Investments Ltd. purportedly on behalf of all persons who purchased the Company’s common stock between October 28, 2004 and March 1, 2006. Zaki Rakib, Jerry D. Chase, Mark Richman and Edward Lopez are named as individual defendants. The lawsuit focuses on the Company’s March 1, 2006 announcement of the restatement of financial statements for the year ended December 31, 2004, and for the four quarters of 2004 and the first two quarters of 2005. On November 8, 2006, Adrian G. Mongeli was appointed lead plaintiff in the case, replacing I.B.L. Investments Ltd. On January 8, 2007, Mongeli filed an amended complaint, purportedly on behalf of all persons who purchased the Company’s common stock between June 28, 2001 and March 1, 2006. The amended complaint adds Ernst & Young, Ray Fritz, Carol Lustenader, Matthew Miller, Shlomo Rakib, Doug Sabella, Christopher Schaepe, Mark Slaven, Lewis Solomon, Howard W. Speaks, Arthur T. Taylor and David Woodrow to the defendants named in the original complaint. The amended complaint incorporates the prior allegations and includes new allegations relating to the restatement of the Company’s consolidated historical financial statements as reported in the Company’s Form 10-K filed on December 29, 2006. The plaintiffs are seeking damages, interest, costs and any other relief deemed proper by the court. An unfavorable ruling in this legal matter could materially and adversely impact the Company’s results of operations.

On April 22, 2005, the Company filed a lawsuit in the Superior Court of California, County of Santa Clara against Adam S. Tom (Tom) and Edward A. Krause (Krause) and a company founded by Tom and Krause, RGB Networks, Inc. (RGB). The Company sued Tom and Krause for breach of contract and RGB for

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intentional interference with contractual relations based on breaches of the Noncompetition Agreements entered into between the Company and Tom and Krause, respectively. On May 24, 2006, RGB, Tom and Krause filed a Notice of Motion and Motion For Leave To File a Cross-Complaint, in which the defendants stated that they intended to file counterclaims against the Company for misappropriation of trade secrets, unfair competition, tortious interference with contractual relations and tortious interference with prospective economic advantage. On July 6, 2006, the court granted the defendants’ motion, and on July 20, 2006, defendants filed a cross-complaint for misappropriation of trade secrets, unfair competition, tortious interference with contractual relations and tortious interference with prospective economic advantage. On August 21, 2006, the Company filed a demurrer to certain of those claims. The court granted the Company’s demurrer as to RGB’s request for declaratory judgment. On November 9, 2006, the Company filed its answer to RGB’s complaint. Damages in this matter are not capable of determination at this time and the case may be lengthy and expensive to litigate.

On September 13, 2005, a case was filed by Hybrid Patents, Inc. (Hybrid) against Charter Communications, Inc. (Charter) in the United States District Court for the Eastern District of Texas for patent infringement related to Charter’s use of equipment (cable modems, CMTS and embedded multimedia terminal adapters) meeting the Data Over Cable System Interface Specification (DOCSIS) standard and certain video equipment. Hybrid has alleged that the use of such products violates its patent rights. Charter has requested that the Company and others supplying it with equipment indemnify Charter for these claims. The Company and others have agreed to contribute to the payment of the legal costs and expenses related to this case. On May 4, 2006, Charter filed a cross-complaint asserting its indemnity rights against the Company and a number of companies that supplied Charter with cable modems. To date, this cross-complaint has not been dismissed. Trial is scheduled on Hybrid’s claims for July 2, 2007. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Hybrid is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products.

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

On September 16, 2005, a case was filed by Rembrandt Technologies, LP (Rembrandt) against Comcast in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by Comcast infringe certain patents related to cable modem, voice-over internet, and video technology and applications. To date, the Company has not been named as a party in the action, but the Company has received a subpoena for documents and a deposition related to the products the Company sold to Comcast. The Company continues to comply with this subpoena. Comcast has made a request for indemnity related to the products that the Company and others have sold to them. The Company and others have agreed to contribute to the payment of legal costs and expenses related to this case. Trial is scheduled on Rembrandt’s claims for August 6, 2007. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against Comcast and then elects to pursue other cable operators that use the allegedly infringing products.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 1, 2006, a case was filed by Rembrandt against Charter, Cox, CSC Holdings, Inc. (CSC) and Cablevisions Systems Corp. (Cablevision) in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by Charter infringe certain patents related to cable modem, voice-over internet, and video technology and applications. To date, the Company has not been named as a party in the action, but Charter has made a request for indemnity related to the products that the Company and others have sold to them. The Company has not received an indemnity request from Cox, CSC and Cablevision but the Company expects that such request will be forthcoming shortly. To date, the Company and others have not agreed to contribute to the payment of legal costs and expenses related to this case. Trial date of this matter is not known at this time. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products.

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

The Company has received letters claiming that its technology infringes the intellectual property rights of others. The Company has consulted with its patent counsel and reviewed the allegations made by such third parties. If these allegations were submitted to a court, the court could find that the Company’s products infringe third party intellectual property rights. If the Company were found to have infringed third party rights, the Company could be subject to substantial damages and/or an injunction preventing the Company from conducting its business. In addition, other third parties may assert infringement claims against the Company in the future. A claim of infringement, whether meritorious or not, could be time-consuming, result in costly litigation, divert the Company’s management’s resources, cause product shipment delays or require the Company to enter into royalty or licensing arrangements. These royalty or licensing arrangements may not be available on terms acceptable to the Company, if at all.

Furthermore, the Company has in the past agreed to, and may from time to time in the future agree to, indemnify a customer of the Company’s technology or products for claims against the customer by a third party based on claims that the Company’s technology or products infringe intellectual property rights of that third party. These types of claims, meritorious or not, can result in costly and time-consuming litigation, divert management’s attention and other resources, require the Company to enter into royalty arrangements, subject

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company to damages or injunctions restricting the sale of its products, require the Company to indemnify its customers for the use of the allegedly infringing products, require the Company to refund payment of allegedly infringing products to its customers or to forgo future payments, require the Company to redesign certain of its products, or damage its reputation, any one of which could materially and adversely affect the Company’s business, results of operations and financial condition.

The Company has also provided an indemnity to ATI where the Company’s liability is set at $14.0 million for breaches of representations and warranties made by the Company and obligations assumed by the Company. This indemnity has been provided starting in March 2005 and continues for a period of three years for non-tax issues and six years for tax issues.

The Company may, in the future, take legal action to enforce its patents and other intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect the Company’s business, results of operation and financial condition.

In December 2005, the Commission issued a formal order of investigation in connection with the Company’s accounting review of a series of contractual arrangements with Thomson Broadcast (Thomson Contract). These matters were previously the subject of an informal Commission inquiry. The Company has been cooperating fully with the Commission and will continue to do so in order to bring the investigation to a conclusion as promptly as possible.

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

5.	Employee Equity Incentive Plans

Stock Option Program Description

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

The Company’s 1997 Plan and 1998 Non-Employee Directors’ Stock Option Plan (1998 Plan) provide for non-discretionary nonqualified stock options to be issued to the Company’s non-employee directors automatically as of the effective date of their election to the Board of Directors and annually following each annual stockholder meeting. Exercise prices of nonqualified options may not be less than 100% and 85% of the fair market value of the common stock at the date of grant under the 1998 Plan and the 1997 Plan, respectively.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options from the 1998 Plan and the 1997 Plan generally vest and become exercisable over a period not to exceed three or five years, respectively, from the date of grant. Unexercised options expire six to ten years after the date of grant.

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

General Option Information

The following table presents a summary of option activity during the three months ended March 31, 2006 (unaudited):

		Options Outstanding
	Options		Weighted
	Available	Number of	Average
	for Grant	Shares	Exercise Price

December 31, 2005	5,530,925	13,031,986	$4.78
Authorized	3,000,000	—	—
Granted	(577,000)	577,000	2.05
Exercised	—	—	—
Cancelled	756,412	(756,412)	4.29

March 31, 2006	8,710,337	12,852,574	$4.68

Valuation and Expense Information under SFAS 123(R)

Effective January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the stock option plans based on estimated fair values. The Company elected to adopt SFAS 123(R) using the modified prospective recognition method, which requires the Company to recognize compensation cost for new and unvested stock options, restricted stock, restricted stock units and employee stock purchase plan shares. The following table summarizes stock-based compensation expense related to employee stock options and employee stock

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchases under SFAS 123(R) for the three months ended March 31, 2006, which is allocated as follows (in thousands, except per share data) (unaudited):

Three Months
Ended
March 31, 2006

Cost of goods sold	$84
Research and development	176
Sales and marketing	327
General and administrative	205

Share-based compensation effect in income before taxes	792
Income taxes	—

Net share-based compensation effect in net loss	$792

Impact on net loss per share:
Basic and diluted	$0.01

Shares outstanding	77,637

At March 31, 2006, unamortized compensation expense related to outstanding unvested stock options that are expected to vest was approximately $4.8 million. This unamortized compensation expense is expected to be recognized over a weighted average period of approximately 2.0 years.

The following table presents pro forma information required under SFAS 123 for periods prior to 2006, which assumes the Company’s application of the fair value recognition provisions of SFAS 123 to options granted under the Company’s equity incentive plans (in thousands, except per share data) (unaudited):

Three Months
Ended
March 31, 2005
(as restated)

Net loss, as reported	$(9,233)
Less: total share-based employee compensation determined under the fair value method recognition provisions of SFAS 123 for all awards, net of tax	1,316

Pro forma net loss	$(10,549)

Reported basic and diluted net loss per share	$(0.12)

Pro forma basic and diluted net loss per share	$(0.14)

Shares used in computing pro forma basic and diluted net loss per share	76,645

The following table presents the weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the three months

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended March 31, 2006 and 2005, respectively, based on the following estimates at the date of grant (unaudited):

	Three Months Ended March 31,
	2006	2005
		(as restated)

Weighted average estimated fair value of grant	$0.90	$1.77
Expected life (in years)	2.2	5.0
Risk-free interest rate	4.4%	4.1%
Volatility	72.6%	69.9%
Dividend yield	—%	—%

The Company used its historical stock price volatility as the expected volatility assumption. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by employees. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options.

Options outstanding that have vested and are expected to vest as of March 31, 2006 are as follows (unaudited):

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (in years)	Value(1)

Vested	8,453,579	$5.76	6.0	$138,609
Expected to vest	3,669,409	2.61	6.8	115,240

Total	12,122,988	4.80	6.2	$253,849

(1)	These amounts represent the differences between the exercise price and $1.83, the closing price of the Company’s stock on March 31, 2006 as reported on The NASDAQ National Market, for all in-the-money options outstanding.

6.	Operating Segment Information

The Company operates as one business segment. The following table presents revenues for groups of similar products (in thousands, except percentages) (unaudited):

	Three Months Ended
	March 31,		Variance in	Variance in
	2006	2005	Dollars	Percent
		(as restated)	(as restated)	(as restated)

Revenues by product:
DVS	$14,824	$4,533	$10,291	227.0%
HAS	4,953	11,701	(6,748)	(57.7)%
CMTS	1,713	1,579	134	8.5%

Total	$21,490	$17,813	$3,677	20.6%

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a breakdown of revenues by geographic region (in thousands, except percentages) (unaudited):

	Three Months Ended
	March 31,		Variance in	Variance in
	2006	2005	Dollars	Percent
		(as restated)	(as restated)	(as restated)

Revenues:
United States	$14,416	$8,668	$5,748	66.3%
Americas, excluding United States	782	321	461	143.6%
Europe, Middle East and Africa (EMEA), excluding Israel	3,659	4,327	(668)	(15.4)%
Israel	653	1,285	(632)	(49.2)%
Asia, excluding Japan	1,606	2,923	(1,317)	(45.1)%
Japan	374	289	85	29.4%

Total	$21,490	$17,813	$3,677	20.6%

Three customers, Harmonic, Inc. (Harmonic), Comcast Corporation (Comcast) and CSC Holdings, Inc. (CSC), each accounted for 10% or more of total revenues (18%, 16% and 13%, respectively) for the three months ended March 31, 2006. One customer, Wharf T&T Limited, accounted for 12% of total revenues for the three months ended March 31, 2005. No other customer accounted for more than 10% of revenues for the three months ended March 31, 2006 and 2005.

Three customers, CSC, HOT Telecom and Comcast, each accounted for 10% or more of total accounts receivable (20%, 15% and 10%, respectively) as of March 31, 2006. One customer, Harmonic, accounted for 32% of accounts receivable as of March 31, 2005. No other customer accounted for more than 10% of accounts receivable at March 31, 2006 and 2005.

7.	Restructuring Charges and Asset Write-offs

Restructuring

The Company accrues for termination costs in accordance with paragraph 3 of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 112, “Employers’ Accounting for Post Employment Benefits.” Liabilities are initially measured at their fair value on the date in which they are incurred based on plans approved by the Company’s Board of Directors. Accrued employee termination costs principally consist of three components: (i) a lump-sum severance payment based upon the years of service (e.g., two weeks per year of service); (ii) COBRA insurance based on years of service and rounded up to the month; and (iii) an estimate of costs for outplacement services immediately provided to the affected employees. Substantially all employees were terminated on the date of notification, so there was no additional service period required to be included in the determination of accrued termination costs. Where such services were required for a period over 60 days, the Company amortized termination costs ratably over the required service period.

2004 Restructurings

During the quarter ended March 31, 2004, the Company initiated a restructuring plan to bring operating expenses in line with revenue levels and incurred restructuring plan charges related to employee termination costs, termination costs for an aircraft lease, and costs for excess leased facilities. In the quarter ended December 31, 2004, to further conform the Company’s expenses to its revenue and to cease investment in the CMTS product line, the Company’s Board of Directors approved a restructuring plan related to employee terminations. Additionally, in 2004, the Company re-evaluated and adjusted restructuring charges incurred in

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the first and second quarters of 2004 related to employee severance, excess facilities and the aircraft lease termination.

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

The amount of net charges accrued under the 2004 restructuring plans assumes that the Company will successfully sublease excess leased facilities. The reserve for the excess leased facilities includes the estimated income derived from subleasing, which is based on information from the Company’s real estate brokers, who estimated it based on assumptions relevant to the real estate market conditions as of the date of the Company’s implementation of the restructuring plan and the time it would likely take to sublease the excess leased facility. The Company sub-subleased its former principal executive offices in August 2006.

The following table summarizes the accrued restructuring balances related to the 2004 restructurings as of March 31, 2006 (in thousands) (unaudited):

	Excess Leased	Aircraft Lease
	Facilities	Termination	Total

Balance at December 31, 2005	$2,053	$498	$2,551
Cash payments	(284)	(87)	(371)
Changes in estimate	105	(71)	34

Balance at March 31, 2006	$1,874	$340	$2,214

2001 Restructuring

As part of the restructuring plan initiated in 2001 (2001 Plan), the Company incurred restructuring charges in the amount of $12.7 million. In 2005, the Company decreased the restructuring reserve by $0.3 million to reflect a decrease for improving tenant sublease conditions in Israel that was partially offset by an increase in the reserve for excess leased facilities due to the use of the wrong lease term in its initial estimate. At December 31, 2005, $0.1 million remained accrued for excess leased facilities. The Company applied the remaining $0.1 million against the reserve in the first quarter of 2006.

Asset Write-offs

In the three months ended March 31, 2006 and 2005, asset write-offs were $41,000 and $0.5 million, respectively.

8.	Product Warranty

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Sale of Certain Assets

On March 9, 2005, the Company sold certain of its cable modem semiconductor assets to ATI Technologies, Inc. (ATI). Under the agreement, ATI acquired the Company’s cable modem silicon intellectual property and related software, entered into a sublease and hired approximately 25 employees from the Company’s design team. Under the terms of the agreement, ATI was required to pay the Company $7.0 million at the closing, with a balance of $7.0 million subject to its achieving milestones for certain conditions, services and deliverables up to June 9, 2006. Upon closing, the Company received $8.6 million in cash, which was comprised of the $7.0 million for the initial payment and $1.9 million for having met the first milestone, minus $0.3 million to pay for Company funded retention bonuses for employees that accepted employment with ATI. In June 2005, ATI paid the Company $2.5 million for delivering certain documentation and validation deliverables. On September 9, 2005, the Company forfeited $0.8 million for failing to obtain vendor author status for ATI with CableLabs. In June 2006, ATI paid the Company $1.1 million from the amount that was released from escrow and the Company forfeited $0.8 million, the remaining amount that was held in escrow, for failing to obtain vendor author status for ATI with CableLabs by June 9, 2006. Additionally, in June 2006, the Company and ATI amended the agreement to (i) transfer assets related to the manufacture of the semiconductors to ATI and (ii) engage ATI to provide technical assistance to the Company. The Company’s maximum liability is set at $14.0 million for breaches of representations and warranties made by the Company and obligations assumed by the Company. In June 2006, the Company recognized a $9.9 million gain from the sale of assets to ATI, which represented the purchase price of $12.5 million, less transaction related costs of $2.6 million. Despite receiving cash payments for the sale of assets to ATI, the Company did not recognize the gain on the ATI transaction until the quarter ended June 30, 2006 based upon the completion of milestones and the termination of the supply arrangement between ATI and the Company.

10.	Convertible Subordinated Notes

On November 7, 2005, the Company announced that the filing of its periodic report on Form 10-Q for the quarter ended September 30, 2005 would be delayed pending completion of the accounting review. The Company was required under its Indenture, dated July 26, 2000 (Indenture), to file with the Commission and the trustee of the Company’s 5% convertible subordinated notes (Notes) all reports, information and other documents required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act). On January 12, 2006, holders of more than 25% of the aggregate principal amount of the Notes, in accordance with the terms of the Indenture, provided written notice to the Company that it was in default under the Indenture based on the Company’s failure to file its Form 10-Q for the quarter ended September 30, 2005. The Company was unable to cure the default within 60 days of the written notice, March 13, 2006, which triggered an Event of Default under the Indenture. The Event of Default enabled the holders of at least 25% in aggregate principal amount of Notes outstanding to accelerate the maturity of the Notes by written notice and declare the entire principal amount of the Notes, together with all accrued and unpaid interest thereon, to be due and payable immediately. On March 16, 2006, the Company received a notice of acceleration from holders of more than 25% of the aggregate principal amount of the Notes. On March 21, 2006, the Company paid in full the entire principal amount of the outstanding Notes, including all accrued and unpaid interest thereon and related fees, for a total of $65.6 million. In addition, as of March 31, 2006, the Company amortized the remaining bond premium of $0.3 million into interest income and expensed $0.5 million related to the bond issuance costs to other income.

11.	Subsequent Events

Delisting by The NASDAQ Stock Market

The Company received a letter from The NASDAQ Stock Market (NASDAQ), dated November 17, 2005, notifying the Company that its common stock was subject to delisting based on its failure to file its Form 10-Q

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the quarter ending September 30, 2005 as required by NASDAQ Marketplace Rule 4310(c)(14). On November 25, 2005, the Company requested a hearing before a NASDAQ Listing Qualifications Panel (Panel) to request an extension to comply with the periodic filing requirements. NASDAQ stayed the delisting process and a hearing was held on December 15, 2005. The Company received a second letter from NASDAQ on January 4, 2006, notifying the Company that its common stock was subject to delisting based on its failure to satisfy NASDAQ Marketplace Rules 4350(e) and 4350(g), which required the Company to solicit proxies and hold an annual meeting of shareholders before December 31, 2005. The Company held its 2004 annual shareholder meeting in December 2004 and its 2005 annual shareholder meeting was originally planned for December 2005, but the Company was unable to hold its 2005 annual shareholder meeting due in part to its ongoing accounting review. On January 17, 2006, the Panel granted the Company’s request for continued listing subject to certain conditions. On March 28, 2006, the Company announced that it had concluded that the restatement will not be completed by the March 31, 2006 deadline, and had communicated this information to the Panel.

On March 31, 2006, the Company received a letter from NASDAQ notifying it that the Panel had determined to delist the Company’s securities from The NASDAQ National Market effective as of the opening of business on Tuesday, April 4, 2006. Upon delisting, the quotations for the Company’s common stock appeared in the Pink Sheets, a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities in real time, under the trading symbol TERN.PK.

Reliance Settlement

In 2001, the insurer of the second layer of the Company’s directors and officers insurance, Reliance Insurance Company (Reliance), filed for liquidation under the laws of the Commonwealth of Pennsylvania. Because of Reliance’s filing for liquidation, the Company self-insured the Reliance layer of $2.5 million and paid the $2.5 million as part of the securities class action lawsuit filed against the Company and certain of its officers and directors in 2000. The Company filed a claim for $2.5 million against Reliance with its liquidator. In April 2005, the liquidator for Reliance provided the Company with a notice of determination that allowed its claim against Reliance. In June 2006, the Company sold its claim against Reliance to Prime Shares World Market LLC and recognized other income of $1.0 million.

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

Commitments and Obligations

Effective in August 2006, the Company entered into an agreement to sub-sublease its then current principal executive offices located in Santa Clara, California and consisting of approximately 141,000 square feet of office space. The sublease agreement expires on October 31, 2009, which is the same day the Company’s agreement to sub-sublease the premises expires. Concurrently, the Company entered into a lease

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement to lease approximately 63,069 square feet of office space through September 2009 at another location in Santa Clara, California to serve as the Company’s new principal executive offices.

Settlement of Derivative Lawsuit

On September 15, 2006, the Company entered into a Stipulation of Settlement of Derivative Claims with respect to the derivative litigation entitled In re Terayon Communication Systems, Inc. Derivative Litigation, Case No. CV 807650, pending in the Superior Court of California, County of Santa Clara. On September 18, 2006, the court approved the final settlement of the derivative litigation. In connection with the settlement, the Company paid $1.0 million in attorney’s fees and expenses to the derivative plaintiffs’ counsel and agreed to adopt certain corporate governance practices. The Company accrued $1.0 million to litigation settlement expense in the fourth quarter of 2005. For a description of the derivative litigation and settlement, see Note 4, “Contingencies,” to Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto. This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under Risk Factors in Part II, Item 1A in this Quarterly Report on Form 10-Q and Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan” and other expressions, that are predictions or indicate future events, identify forward-looking statements, which are based on the current expectations, estimates, forecasts and projections of future Company or industry performance based on management’s judgment, beliefs, current trends and market conditions. The forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual outcomes and results to differ materially from what is expressed, expected, anticipated, or implied in any forward-looking statement. These statements include those related to our products, product sales, expenses, our revenue recognition policies, and material weaknesses or deficiencies in internal control over financial reporting. For example, there can be no assurance that our product sales efforts or recognized revenues or expenses will meet any expectations or follow any trend(s), that our internal controls over financial reporting will be effective or produce reliable financial information on a timely basis, or that our ability to compete effectively and maximize stockholder value will be successful or yield preferred results. Our ongoing or future litigation may have an adverse effect on our results of operations and financial results. In addition, our financial results, liquidity and stock price may suffer as a result of the restatements, the cost of completing the restatements and the audit and review of our financial statements, our ability to control operating expenses and maintain adequate cash balances for operating the business going forward, any adverse response of our vendors, customers, stockholders, media and others relating to the delay or restatements of our financial statements, the review and application of our accounting processes, policies and procedures, and additional uncertainties related to accounting. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).

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

In 2004, we refocused the Company to make digital video the core of our business. In particular, we began expanding our focus beyond cable operators to more aggressively pursue opportunities for our digital video products with television broadcasters, telecom carriers and satellite television providers. As part of this strategic refocus, we elected to continue selling our home access solutions (HAS) products, including cable modems, embedded multimedia terminal adapters (eMTA) and home networking devices, but ceased future investment in our cable modem termination systems (CMTS) product line. This decision was based on weak sales of the CMTS products and the anticipated extensive research and development investment required to support the product line in the future. As part of our decision to cease investment in the CMTS product line, we incurred severance, restructuring charges and asset impairment charges. Additionally, in March 2005, we eliminated our in-house semiconductor group in connection with the sale of certain modem semiconductor assets to ATI Technologies, Inc.

We announced in January 2006 that we were focusing our business solely on digital video, and as a result, we discontinued our HAS product line. We determined that there were no short- or long-term synergies between our HAS product line and digital video product lines, which made the HAS product line increasingly irrelevant given our core business of digital video. We discontinued our HAS product line in January 2006 and have engaged in the sale of remaining inventories, the collection of subsequent receivables and a global reduction in headcount. We continually look for opportunities to compete effectively and create value for our stockholders. We may, at any time and from time to time, be in the process of identifying or evaluating transactions and other alternatives in order to maintain market position and maximize shareholder value.

We have not been profitable since our inception, and we may remain unprofitable in future periods. Our ability to grow our business, as well as attaining and sustaining profitability, is dependent on our ability to effectively compete in the marketplace with our current products and services, the development, introduction and acceptance of new products and services, containing operating expenses and improving gross margins.

A more detailed description of the risks to our business can be found in the sections captioned “Risk Factors” in this Quarterly Report on Form 10-Q and the 2005 Form 10-K.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make judgments and estimates that affect the amounts reported in our financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our statement of income and financial condition. Critical accounting estimates, as defined by the Securities and Exchange Commission (Commission), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain.

We describe our critical accounting policies regarding revenue recognition, deferred revenue and deferred cost of goods sold, critical accounting estimates regarding stock-based compensation and allowance for doubtful accounts below. For a discussion of our remaining critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Critical Accounting Policies” in our 2005 Form 10-K.

Revenue Recognition

In accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” (SAB 101), as amended by SAB 104, for all products and services, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services were rendered, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is not recognized until all acceptance criteria have been met. Contracts and customer purchase orders are used to determine the existence of an arrangement. Delivery occurs when product is delivered to a common carrier. Certain products are delivered on a free-on-board (FOB) destination basis and we do not recognize revenue associated with these transactions until the delivery has occurred to the customers’ premises. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

In establishing our revenue recognition policies for our products, we assess software development efforts, marketing and the nature of post contract support (PCS). Based on our assessment, we determined that the software in the HAS and CMTS products is incidental, and therefore, we recognize revenue on the HAS and CMTS products under SAB 101, as specifically amended by SAB 104. Additionally, based on our assessment of the digital video solutions (DVS) products, we determined that software was more than incidental, and therefore, we recognize revenue on the DVS products under American Institute of Certified Public Accountants

Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1).

In order to recognize revenue from individual elements within a multiple element arrangement under SOP 97-2, we must establish vendor specific objective evidence (VSOE) of fair value for each element. Prior to 2006, for the DVS products, we determined that we did not establish VSOE of fair value for the undelivered element of PCS, which required us to recognize revenue and the cost of goods sold of both the hardware element and the PCS element ratably over the period of the customer support contract. Beginning in the first quarter of 2006, we determined that we established VSOE of fair value of the PCS element for the DVS product sales as a result of maintaining consistent pricing practices for PCS, including consistent pricing of renewal rates for PCS. For the DVS products sold beginning in the first quarter of 2006 that contain a multiple element arrangement, we recognize revenue and cost of goods sold from the hardware component when all criteria of SAB 104 and SOP 97-2 have been met and revenue and cost of goods sold related to the PCS element ratably over the period of the PCS.

We sell our products directly to broadband service providers and, to a lesser extent, resellers. Revenue arrangements with resellers are recognized when product meets all criteria of SAB 104 and SOP 97-2.

Deferred Revenue, Deferred Cost of Goods Sold

Deferred revenue and deferred cost of goods sold are a result of our recognizing revenues on the DVS products under SOP 97-2. Under SOP 97-2, we must establish VSOE of fair value for each element of a multiple element arrangement. Until the first quarter of 2006, we did not establish VSOE of fair value for PCS when PCS was sold as part of a multiple element arrangement. As such, for the DVS products sold with PCS, revenue and the cost of goods sold related to the delivered element, the hardware component, were deferred and recognized ratably over the period of the PCS.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees” (APB 25), for periods beginning January 1, 2006. In March 2005, the Commission issued SAB No. 107, “Share-based Payment” (SAB 107), relating to SFAS 123(R). SAB 107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement includes guidance related to share-based payment awards with non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with share-based payment awards and accounting for the income tax effects of share-based payment awards upon the adoption of SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

Under the modified prospective method of adoption for SFAS 123(R), the compensation cost recognized by us beginning in 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all equity incentive awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We use the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, or expiration of stock options, deferred tax assets for options with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.

Options currently granted by us generally expire six years from the grant date and vest over a three year period. Options granted prior to the second quarter of 2005 generally expire ten years from the grant date and vest over a four to five year period. We may use other types of equity incentives, such as restricted stock and stock appreciation rights. Our equity incentive awards also allow for performance-based vesting.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FAS 123(R)-3). We have elected to adopt the alternative transition method provided in FAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Share-based compensation recognized in 2006 as a result of the adoption of SFAS 123(R) as well as pro forma disclosures according to the original provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R) use the Black-Scholes valuation methodologies for estimating fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock participation plan.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and generally require no collateral. We evaluate our trade receivables based upon a combination of factors. Credit losses have historically been within management’s expectations. When we become aware of a customer’s inability to pay, such as in the case of bankruptcy or a decline in the customer’s operating results or financial position, we record an allowance to reduce the related receivable to an amount we reasonably believe is collectible. We maintain an allowance for potentially uncollectible accounts receivable based on an estimate of collectibility. We assess collectibility based on a number of factors, including history, the number of days an amount is past due (based on invoice due date), changes in credit ratings of customers, current events and circumstances regarding the business of our clients’ customers and other factors that we believe are relevant. If circumstances related to a specific customer change, our estimates of the recoverability of receivables could be further altered. In addition, we maintain an allowance for doubtful accounts to offset the accounts receivable and related reserve related to customers who were granted extended payment terms or who are experiencing financial difficulties, or where collectibility is not reasonably assured.

Results of Operations

Comparison of Three Months Ended March 31, 2006 and March 31, 2005 (as restated)

Revenues

Our revenues increased 21% to $21.5 million for the three months ended March 31, 2006, compared to $17.8 million for the three months ended March 31, 2005, primarily due to increased revenue from our DVS products. Additionally, in the three months ended March 31, 2006 compared to the same period in 2005, our HAS revenues decreased while CMTS revenues increased slightly. We expect both overall revenues and revenue invoiced and recognized in 2006 to be lower than in 2005.

Revenues by Groups of Similar Products

The following table presents revenues for groups of similar products (in thousands, except percentages) (unaudited):

	Three Months Ended
	March 31,		Variance in	Variance in
	2006	2005	Dollars	Percent
		(as restated)	(as restated)	(as restated)

Revenues by product:
DVS	$14,824	$4,533	$10,291	227.0%
HAS	4,953	11,701	(6,748)	(57.7)%
CMTS	1,713	1,579	134	8.5%

Total	$21,490	$17,813	$3,677	20.6%

Revenues from the sale of HAS products decreased to $5.0 million for the three months ended March 31, 2006, compared to $11.7 million for the three months ended March 31, 2005. In January 2006, we announced that we were discontinuing the HAS product line to focus solely on digital video. As a result, we continue to sell our remaining HAS inventory and collect the remaining receivables with respect to our HAS products, and we expect revenue from the sale of our HAS products to continue to decline over the remainder of 2006. We anticipate that all remaining HAS inventories will be sold during the first quarter of 2007. CMTS revenues were relatively unchanged at $1.7 million and $1.6 million for the three months ended March 31, 2006 and March 31, 2005, respectively, as we continued to sell our remaining CMTS inventory. We do not believe that sales of CMTS products will be material for the remainder of 2006 and in future periods.

Revenues from the sale of DVS products increased to $14.8 million for the three months ended March 31, 2006, compared to $4.5 million for the three months ended March 31, 2005.

The following is a breakdown of DVS product revenue by period invoiced (in millions, except percentages) (unaudited):

	Three Months Ended
	March 31,		Variance in	Variance in
	2006	2005	Dollars	Percent
		(as restated)	(as restated)	(as restated)

DVS product revenue invoiced and recognized in current period:
Total invoiced in current period	$9.5	$13.1	$(3.6)	(27.5)%
Less: Invoiced in current period and recognized in future periods	1.1	10.8	(9.7)	(89.8)%

Total invoiced and recognized in current period	$8.4	$2.3	$6.1	265.2%
DVS product revenue invoiced in prior fiscal years and recognized in current period	$6.4	$2.2	$4.2	190.9%

Total DVS product revenue recognized in current period	$14.8	$4.5	$10.3	227.0%

Although total revenue recognized from the sale of DVS products increased in the three months ended March 31, 2006 compared to the same period in 2005, the amount of DVS product revenue invoiced decreased in the three months ended March 31, 2006 compared to the same period in 2005. The amount of DVS product revenue invoiced in the three months ended March 31, 2006 and 2005 was $9.5 million and $13.1 million, respectively, representing a decrease of 28%. Of the DVS product revenue invoiced during the three months ended March 31, 2006 and 2005, $8.4 million and $2.3 million, respectively, was recognized as revenue during the three months ended March 31, 2006 and 2005, while the remaining amounts of $1.1 million and $10.8 million, respectively, will be recognized as revenue in future periods. The increase in revenue invoiced and recognized in the current period and the corresponding decrease in revenue invoiced in the current period but deferred and recognized in future periods is primarily attributable to our establishment of VSOE of fair value for the PCS element of the DVS products in the first quarter of 2006. Additionally, primarily due to the lack of establishing VSOE of fair value of the PCS element of the DVS products prior to the first quarter of 2006, $6.4 million and $2.2 million of DVS product revenue invoiced in prior fiscal years was recognized during the three months ended March 31, 2006 and 2005, respectively.

Revenues by Geographic Region

The following table is a breakdown of revenues by geographic region (in thousands, except percentages) (unaudited):

	Three Months Ended
	March 31,		Variance in	Variance in
	2006	2005	Dollars	Percent
		(as restated)	(as restated)	(as restated)

Revenues:
United States	$14,416	$8,668	$5,748	66.3%
Americas, excluding United States	782	321	461	143.6%
Europe, Middle East and Africa (EMEA), excluding Israel	3,659	4,327	(668)	(15.4)%
Israel	653	1,285	(632)	(49.2)%
Asia, excluding Japan	1,606	2,923	(1,317)	(45.1)%
Japan	374	289	85	29.4%

Total	$21,490	$17,813	$3,677	20.6%

Revenues in the United States increased to $14.4 million, or 67% of revenues for the three months ended March 31, 2006, compared to $8.7 million, or 49% of revenues for the three months ended March 31, 2005. The increase in revenue in the United States as a percentage of overall revenue was attributable to our focus selling our DVS products within the United States to multiple system operators (MSOs). We expect that sales to MSOs in the United States will continue to be the main source of our overall revenues for the remainder of 2006 and in future periods due to the continuing expected build-out of all-digital simulcast (ADS) networks by second- and third-tier MSOs and the increasing importance of ad insertion within the United States market. The decrease in international revenues is primarily attributable to the discontinuation of our CMTS and HAS products which accounted for the majority of our revenues outside the United States. We anticipate that total international revenues will continue to decrease in 2006 based on the continued decline in sales of our CMTS and HAS products as we exhaust the remaining inventory of these products. DVS product revenues outside the United States have been nominal, and we expect such revenues to continue to be nominal in the foreseeable future, in part because ad insertion is less popular and often not feasible outside the United States.

Three customers, Harmonic, Inc. (Harmonic), Comcast Corporation (Comcast) and CSC Holdings, Inc. (CSC), each accounted for 10% or more of total revenues (18%, 16% and 13%, respectively) for the three months ended March 31, 2006. One customer, Wharf T&T Limited, accounted for 12% of total revenues for the three months ended March 31, 2005. No other customer accounted for more than 10% of revenues during these periods.

Three customers, CSC, HOT Telecom and Comcast, each accounted for 10% or more of total accounts receivable (20%, 15% and 10%, respectively) as of March 31, 2006. One customer, Harmonic, accounted for 32% of accounts receivable as of March 31, 2005. No other customer accounted for more than 10% of accounts receivable as of March 31, 2006 and 2005.

Cost of Goods Sold and Gross Profit

Total cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment.

Total cost of goods sold decreased to $10.7 million in the three months ended March 31, 2006 from $11.3 million in the three months ended March 31, 2005.

Direct cost of goods sold for our HAS products was $4.5 million and $9.0 million, respectively, for the three months ended March 31, 2006 and 2005. The direct cost of goods sold for our HAS products decreased due to declining sales of HAS products following our decision to discontinue the product line in January 2006. The direct cost of goods sold for our CMTS products was $1.0 million and $0.6 million, respectively, for the three months ended March 31, 2006 and 2005. The direct cost of goods sold for our CMTS products increased slightly due to sales of the remaining CMTS inventory in 2006.

Direct cost of goods sold related to our DVS products increased to $3.6 million in the three months ended March 31, 2006, compared to $1.0 million in the three months ended March 31, 2005.

The following is a breakdown of DVS product cost of goods sold by period invoiced (in millions, except percentages) (unaudited):

	Three Months Ended
	March 31,		Variance in	Variance in
	2006	2005	Dollars	Percent
		(as restated)	(as restated)	(as restated)

DVS product cost of goods sold invoiced and recognized in current period:
Total invoiced in current period	$2.2	$2.4	$(0.2)	(8.3)%
Less: Invoiced in current period and recognized in future periods	—	1.9	(1.9)	(100.0)%

Total invoiced and recognized in current period	$2.2	$0.5	$1.7	340.0%
DVS product cost of goods sold invoiced in prior fiscal years and recognized in current period	$1.4	$0.5	$0.9	180.0%

Total DVS product cost of goods sold recognized in current period	$3.6	$1.0	$2.6	260.0%

In the three months ended March 31, 2005 and 2006, the cost of goods sold related to DVS products invoiced during the period declined from $2.4 million to $2.2 million. Cost of goods sold related to revenue invoiced and recognized on DVS products during the three months ended March 31, 2005 and 2006 increased from $0.5 million to $2.2 million. In the first quarter of 2006, we established VSOE of fair value for the PCS element of our DVS products, which allowed us to recognize revenue and cost of goods sold related to the hardware component of our DVS products when all criteria of SAB 104 and SOP 97-2 had been met. Accordingly, cost of goods sold related to DVS products invoiced in the three months ended March 31, 2006 and recognized in future periods was zero, compared to $1.9 million for the three months ended March 31, 2005 due to the lack of established VSOE of fair value for all elements of our DVS products in periods prior to 2006. Additionally, $0.5 million and $1.4 million, respectively, of cost of goods sold were recognized during the three months ended March 31, 2005 and 2006 for DVS products invoiced in prior fiscal years.

For the three months ended March 31, 2006, gross profit was $10.8 million, or 50% of revenues. This represented an increase of $4.2 million compared to the three months ended March 31, 2005, in which gross profit was $6.6 million, or 37% of revenues. The increase in our gross profit as a percentage of revenues was primarily attributable to the increase in revenues from sales of our higher margin DVS products, and decreased revenues from our lower margin HAS and CMTS products. Additionally, gross profit for the three months ended March 31, 2006 was favorably impacted by a $1.0 million benefit to cost of goods sold in the three months ended March 31, 2006 related to the sale of inventories that were reserved in prior periods as excess and obsolete compared to a $0.4 million benefit for the three months ended March 31, 2005 primarily related to the sale of CMTS inventory originally considered to be excess or obsolete.

During 2006, we will continue to focus on improving sales of our higher margin DVS products and reducing product manufacturing costs. As we complete the transition to a digital video company, our revenues will primarily consist of DVS products, and thus, we expect our gross profit margin percentages to increase as a result of increased revenues from higher margin DVS products as a percentage of our overall revenues.

Operating Expenses

The following table summarizes research and development, sales and marketing, and general and administrative expenses and restructuring charges, executive severance and asset write-offs (in thousands, except percentages) (unaudited):

	Three Months Ended
	March 31,		Variance in	Variance in
	2006	2005	Dollars	Percent
		(as restated)	(as restated)	(as restated)

Research and development	$4,069	$5,234	$(1,165)	(22.3)%
Sales and marketing	5,184	5,674	(490)	(8.6)%
General and administrative	5,150	3,419	1,731	50.6%
Restructuring charges, executive severance and asset write-offs	34	1,282	(1,248)	(97.3)%

Research and Development.  Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, expenditures for outside engineering consultants, and testing equipment and supplies required to develop and enhance our products. For the three months ended March 31, 2006, research and development expenses were $4.1 million, or 19% of revenues, compared to $5.2 million, or 29% of revenues for the three months ended March 31, 2005. The decrease in research and development expenses was attributable to a $1.0 million reduction in compensation expenses, which primarily resulted from the discontinuation of our CMTS product and decreased spending on HAS product innovation. We believe it is critical for us to continue to make significant investments in research and development to create innovative technologies and products that meet the current and future requirements of our customers. While we anticipate that our overall research and development expenses will remain constant or decline slightly in 2006, we intend to increase our investment in research and development as it relates to DVS product development in 2006 and in future periods.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, salaries for marketing and support personnel, costs related to marketing communications, consulting and travel. For the three months ended March 31, 2006, sales and marketing expenses were $5.2 million, or 24% of revenues, compared to $5.7 million, or 32% of revenues for the three months ended March 31, 2005. This decrease in sales and marketing expenses resulted from cost reductions across most sales and marketing expense classifications including decreased employee benefits costs of $0.2 million and decreased sales and marketing personnel and contractor services of $0.3 million. We expect sales and marketing expenses to be lower in 2006 compared to 2005 as a result of lower advertising expenditures and headcount reductions.

General and Administrative.  General and administrative expenses consist primarily of salary and benefits for administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. For the three months ended March 31, 2006, general and administrative expenses were $5.2 million, or 24% of revenues, compared to $3.4 million, or 19% of revenues for the three months ended March 31, 2005. This $1.7 million increase primarily resulted from a nominal increase in financial audit fees and a $1.7 million increase in legal fees related to the independent investigation, restatement activities and litigation expenses.

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the internal review of our historical financial statements, the re-audit of our historical financial statements for the years ended December 31, 2004 and 2003 and the review of the four quarters of 2004 and 2005, the preparation of the restated financial statements, the Commission investigation and inquiries from other governmental agencies, the related class action litigation and the repayment in full of our 5% convertible subordinated notes (Notes). Excluding the $65.6 million that we paid to the holders of the Notes in March 2006, which consisted of the face value of the Notes and the accrued and unpaid interest and related costs, we estimate these expenses to date to be in excess of $10.6 million in the aggregate through the quarter ended December 31, 2006. We expect to continue to incur significant expenses in connection with these matters until these matters are completed.

Restructuring Charges, Executive Severance and Asset Write-offs.  Restructuring charges, executive severance and asset write-offs for the three months ended March 31, 2006 were nominal. Restructuring charges, executive severance and asset write-offs for the three months ended March 31, 2005 totaled $1.3 million and were related primarily to severance and benefit costs.

For further detail, refer to Note 7, “Restructuring Charges and Asset Write-offs,” to Condensed Consolidated Financial Statements.

Non-operating Expenses

The following table presents non-operating expenses (in thousands, except percentages) (unaudited):

	Three Months Ended
	March 31,		Variance in	Variance in
	2006	2005	Dollars	Percent
		(as restated)	(as restated)	(as restated)

Interest income (expense), net	$301	$(190)	$491	258.4%
Other income (expense), net	(553)	66	(619)	(937.9)%

Interest income (expense), net relates primarily to interest on our Notes, offset by interest earned on short-term investments. We expect our interest income (expense), net to decrease in future periods based upon our reduction in short-term investments resulting from the repurchase of our Notes in the first quarter of 2006.

Other income (expense), net is generally comprised of realization of foreign currency gains and losses, realized gains or losses on investments, and income attributable to non-operational gains and losses.

Income Tax Expense

We have generated losses since our inception and have tax losses. In each of the three months ended March 31, 2006 and 2005, we recorded nominal income tax expense related primarily to foreign taxes.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of stock-based compensation expense for share-based payment awards. We elected to adopt SFAS 123(R) using the modified prospective recognition method. The modified prospective recognition method requires us to recognize compensation cost for new and unvested stock options, restricted stock, restricted stock units and employee stock purchase plan shares. Under the modified prospective recognition method, prior period financial statements are not restated.

Prior to the adoption of SFAS 123(R) on January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, compensation cost was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the stock option granted. Under APB 25, compensation cost for stock options, if any, was recognized over the vesting period using the straight-line single option method.

During the three months ended March 31, 2006, we recorded total stock-based compensation of $0.8 million.

At March 31, 2006, unamortized compensation expense related to outstanding unvested stock options that are expected to vest was approximately $4.8 million. This unamortized compensation expense is expected to be recognized over a weighted average period of approximately 2.0 years.

Litigation

See Part II, Item 1 — Legal Proceedings.

Off-Balance Sheet Financings and Liabilities

Other than lease commitments and unconditional purchase obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. All of our majority-owned subsidiaries are included in the condensed consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 2006, we had $28.5 million in cash and cash equivalents and short-term investments compared to $101.3 million as of December 31, 2005. The reduction in cash and cash equivalents and short-term investments of $72.8 million since December 31, 2005 was primarily attributable to the repayment in March 2006 of $65.6 million in the aggregate principal amount of the Notes, including all accrued and unpaid interest and related fees, and the funding of operating activities.

On November 7, 2005, we announced that the filing of our periodic report on Form 10-Q for the quarter ended September 30, 2005 would be delayed pending completion of the accounting review. We were required under our Indenture, dated July 26, 2000 (Indenture), to file with the Commission and the trustee of our Notes all reports, information and other documents required pursuant to Section 13 or 15(d) of the Exchange Act. On January 12, 2006, holders of more than 25% of the aggregate principal amount of the Notes, in accordance with the terms of the Indenture, provided written notice to us that we were in default under the Indenture based on our failure to file our Form 10-Q for the quarter ended September 30, 2005. We were unable to cure the default within 60 days of the written notice, March 13, 2006, which triggered an Event of Default under the Indenture. The Event of Default enabled the holders of at least 25% in aggregate principal amount of Notes outstanding to accelerate the maturity of the Notes by written notice and declare the entire principal amount of the Notes, together with all accrued and unpaid interest thereon, to be due and payable immediately. On March 16, 2006, we received a notice of acceleration from holders of more than 25% of the aggregate principal amount of the Notes. On March 21, 2006, we paid in full the entire principal amount of the outstanding Notes, including all accrued and unpaid interest thereon and related fees, for a total of $65.6 million.

Cash used in operating activities for the quarter ended March 31, 2006 was $8.0 million compared to cash provided by operating activities of $1.7 million in the same period in 2005. In the first quarter of 2006, cash used in operating activities was affected by a $3.9 million net loss, a decrease in deferred revenues of $4.7 million and a $2.3 million decrease in accrued other liabilities and offset by $2.4 million in non-cash inventory provisions included in net loss and a $7.5 million decrease in other assets. In the quarter ended March 31, 2005, cash provided by operating activities was largely driven by a $14.6 million increase in deferred revenues, and offset by a $9.2 million net loss and a $2.3 million increase in inventory.

In connection with our operating lease arrangement to lease a corporate aircraft, we deposited and pledged an aggregate amount of $7.5 million in cash (Deposit) in 2004 with the aircraft lessor, General Electric Capital Corporation (GECC), to secure our obligations under the lease. In August 2004, we entered into an aircraft sublease, which is currently set to terminate on January 14, 2007. Upon the termination of the lease and the satisfaction of our obligations under the lease, the Deposit will be returned subject to any deductions necessary to return the corporate aircraft in accordance with the requirements of the lease with GECC.

Investing activities consisted primarily of net purchases and sales of short-term investments in the three months ended March 31, 2006 and 2005. Cash provided by investing activities for the three months ended March 31, 2006 was $53.9 million compared to cash used by investing activities of $15.5 million in the same period in 2005. The proceeds from the sale of short-term investments were required to repay the Notes as described above.

Cash used by financing activities of $65.1 million in the three months ended March 31, 2006 was due to the repayment of $65.1 million of face value for the Notes. Cash provided by financing activities in the three months ended March 31, 2005 was $1.3 million, due to proceeds from the exercise of stock options.

We currently believe that our current unrestricted cash, cash equivalents, and short-term investment balances will be sufficient to satisfy our cash requirements for at least the next 12 months. In order to achieve profitability in the future, we will need to increase revenues, primarily through sales of more profitable products, and decrease costs. These statements are forward-looking in nature and involve risks and uncertainties. Actual results may vary as a result of a number of factors, including those discussed under Item 1A — Risk Factors in this Quarterly Report on Form 10-Q and our 2005 Form 10-K. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, and financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. We cannot assure that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions) (unaudited):

	Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Unconditional purchase obligations	$4.9	$4.9	$—	$—	$—
Operating lease obligations	11.4	3.4	6.2	1.8	—
Aircraft lease obligations	1.2	1.2	—	—	—

Total	$17.5	$9.5	$6.2	$1.8	$—

We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of March 31, 2006, we had approximately $4.9 million of purchase obligations, of which $0.3 million is included in the Condensed Consolidated Balance Sheet as accrued vendor cancellation charges and the remaining $4.6 million is attributable to open purchase orders. The remaining purchase obligations become payable at various times throughout the remainder of 2006.

The following table presents other commercial commitments, primarily required to support operating leases (in millions) (unaudited):

	Amount of Commitment Expiration per Period
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Deposits	$7.6	$7.6	$—	$—	$—
Standby letters of credit	0.5	0.2	—	0.3	—

Total	$8.1	$7.8	$—	$0.3	$—

In 2002, we entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was secured by a $9.0 million letter of credit. The letter of credit was reduced to $7.5 million in February 2003. During 2004, the $7.5 million letter of credit was converted to a cash deposit. This lease commitment is included in the table above. In March 2004, in connection with our worldwide restructuring, we notified the lessor of our intentions to locate a purchaser for our remaining obligations under this lease. In August 2004, we entered into an agreement with a third party to sublease the corporate aircraft through December 31, 2006, which sublease was subsequently extended through January 14, 2007.

Impact of Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). Specifically, SFAS 155 amends SFAS 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS 155 amends SFAS 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS 155 is not expected to have a material impact on our results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (SFAS 156) to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS 140. Additionally, SFAS 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. The adoption of SFAS 156 is not expected to have a material impact on our results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) — an interpretation of FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether or not to file in a particular jurisdiction. FIN 48 is effective for years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statement Nos. 87, 88, 106 and 132(R) (SFAS 158). Under SFAS 158, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on their balance sheets, starting with balance sheets as of December 31, 2006 if they are calendar year-end public companies. SFAS 158 also changed certain disclosures related to benefit plans. The adoption of SFAS 158 is not expected to have a material impact on our results of operations or financial position.

In September 2006, the Commission released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required as long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on our financial statements.

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

Foreign Currency Risk.  A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions from Belgium, United Kingdom, Hong Kong and Canada. If foreign currency rates were to fluctuate by 10% from the rates at March 31, 2006, our financial position, results of operations and cash flows would not be materially affected. However, we cannot guarantee that there will not be a material impact in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-Q for the quarter ended March 31, 2006, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2006 because of the material weaknesses in the Company’s management report on internal controls over financial reporting included in Item 9A to its Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K) and outlined below. As of March 31, 2006, none of the material weaknesses identified in the 2005 Form 10-K have been fully remediated, and each remains ongoing as of the filing date of this Form 10-Q. Because the material weaknesses described below have not been fully remediated as of the filing date of this Form 10-Q, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.

As previously disclosed in the 2005 Form 10-K, management identified the following material weaknesses as of December 31, 2005 and during the restatement process relating to the Company’s internal control over financial reporting:

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

Because of the material weaknesses, the CEO and CFO concluded that the Company did not maintain effective internal control over financial reporting at a reasonable assurance level as of March 31, 2006 or at the filing date of this Form 10-Q.

Changes in Internal Control over Financial Reporting

As disclosed in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, in connection with the preparation of that report and in consultation with Ernst & Young LLP, the Company’s former independent registered public accountants, the Company determined that, due to deficiencies in communication of financially significant information between certain parts of the Company’s organization and the finance and accounting organization (in particular the sales organization and the accounting and finance department), its disclosure controls and procedures and internal control over financial reporting were not effective. As previously disclosed, under the direction of the Company’s Audit Committee and with the participation of senior management, the Company took steps designed to ensure that organizations within it would communicate with one another to further strengthen the Company’s internal controls. These steps include increasing the scope of executive staff meetings held on a weekly basis, quarterly disclosure committee meetings, which include the heads of operational groups (including sales, finance and accounting), the completion of disclosure committee procedures by each member of the disclosure committee, training provided to employees on the procedures followed for reporting transactions to finance and emphasizing the importance of promptly communicating with the accounting and finance organization, and additional training provided to the sales organization on prompt communication and appropriate documentation.

In addition, in connection with the Company’s review of its disclosure controls and procedures as of December 31, 2004, the Company determined that procedures related to controls over the preparation and review of the 2004 Annual Report on Form 10-K were not effective. The insufficient controls included a lack of sufficient personnel with technical accounting expertise in the accounting and finance department and inadequate review and approval procedures to prepare external financial statements in accordance with GAAP.

In connection with the review of disclosure controls and procedures as of December 31, 2005, the Company determined that its revised communication procedures lacked sufficient documentation to permit verification of the operation of this control. Since the Company was not reporting its financial information, this lack of documentation resulted from the suspension of regular meetings of the disclosure committee. Additionally, the Company did not complete the disclosure procedures required by disclosure committee members on a quarterly basis during the period that the Company was preparing the restatement of its financials, as well as a lack of documentation related to the training of the sales organization. In addition, the Company has been relying on experienced accounting consultants to provide the technical accounting expertise and has not yet hired permanent personnel with this expertise. As a result, the Company concluded that it failed to remediate the previously identified material weaknesses, which constitute ongoing material weaknesses in internal control over financial reporting as of March 31, 2006 and at the filing date of this Form 10-Q:

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

Detailed Discussion of Material Weaknesses

In addition to the two ongoing material weaknesses described above, management identified four additional material weaknesses as of December 31, 2005 and during the restatement process, and continuing through March 31, 2006 and through the filing date of this Form 10-Q.

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

Remediation Steps to Address Material Weaknesses

In an effort to remediate the identified material weaknesses, management is in the process of implementing the following steps. As of the filing date of this Form 10-Q, the material weaknesses identified by management (and discussed above) have not been remediated. Management does not anticipate that the material weaknesses will be remediated until the second half of the year ended December 31, 2007.

Communication of Financial Information.

•	During the quarter ended June 30, 2005, the Company established procedures to document the review of press releases to account for transactions in a complete and timely manner.

•	During the quarter ended June 30, 2005, the Company also improved the internal process of drafting and reviewing periodic reports by implementing additional management and external legal counsel review prior to their submission to the Company’s independent registered public accounting firm.

•	Continue to monitor the communication channels between our senior management and our finance department and take prompt action, as necessary, to further strengthen these communication channels;

•	Increase staffing in the finance department;

•	Re-allocate duties to persons within the finance organization to maximize their skills and experience;

•	Implement training procedures for new employees and/or consultants in the finance department on our disclosure procedures and controls, our Company and our actions in previous reporting periods; and

•	Take steps to ensure that our senior management has timely access to all material financial and non-financial information concerning our business.

Revenue Recognition.

•	During the first three quarters of 2006, the Company’s finance and accounting department, with the assistance of outside consultants, implemented procedures to recognize sales of its video products under the software accounting rules under SOP 97-2 in accordance with GAAP.

•	In 2006, the Company established pricing guidelines and internal procedures to ensure consistent pricing to allow for the establishment of VSOE of fair value for sales made with multiple element arrangements.

•	During the second and third quarters of 2005, the accounting and finance department established procedures surrounding the month-end close process to ensure that the information and estimates necessary for recognizing revenue in accordance with SOP 97-2 were available.

•	The Company will provide its accounting staff with training on revenue recognition, including software accounting and project accounting, and GAAP, including attending seminars and conferences. Additional training will be provided on a regular and periodic basis and updated as considered necessary.

•	During the quarter ended March 31, 2006, the Company hired an experienced revenue accountant to review all revenue transactions and to ensure that revenues, cost of goods sold, deferred revenue and deferred cost of goods sold are properly accounted for in accordance with GAAP and the Company’s policies.

Use of Estimates.

•	The Company has engaged the services of experienced accounting consultants to review the Company’s books and close procedures on a monthly basis to assist management in ensuring that the Company’s financial statements are being recorded in accordance with GAAP.

•	The Company continues to engage the services of an outside tax accounting firm to assist with the calculation of the Company’s tax liabilities.

•	During the quarter ended September 30, 2006, the Company established a process where all significant accruals must be reviewed and approved by the Corporate Controller.

•	During the quarter ended June 30, 2006, the Company implemented a process to obtain and assess accruals for legal costs and expenses owed to third party vendors whereby the Company’s legal department obtains monthly estimates from the third party vendors and reviews the amount reported by third party vendors for accuracy.

Accounting Personnel.

•	During the quarter ended June 30, 2006, the Company engaged experienced accounting consultants to act as the VP Finance, Corporate Controller and Revenue Recognition Accountant.

•	During the second, third and fourth quarters of 2006, the Company engaged expert accounting consultants to assist the Company’s accounting and finance department with the management and implementation of controls surrounding revenue recognition, the administration of existing controls and procedures, the preparation of the Company’s periodic reports and the documentation of complex accounting transactions.

•	The Company continues to take steps to recruit additional qualified senior accounting personnel, including certified public accountants personnel with recent public accounting firm experience.

Record Keeping and Documentation.

•	During the quarter ended March 31, 2007, the Company’s employees involved in order entry will receive training regarding the controls and procedures surrounding the amendment of sales orders. Additional training will be provided on a regular and periodic basis and updated as necessary to reflect any changes in the Company’s or its customers’ business practices or activities.

•	During the quarter ended June 30, 2006, the Company entered into agreements with third parties that purchased assets from the Company in Israel. These agreements provide the Company with access to the corporate records and require the third parties to retain documents in accordance with Israeli law.

•	The Company has adopted a policy requiring it to retain a copy of all corporate records in connection with dispositions of assets to third parties.

•	The Company has established policies and procedures for the review and approvals of all manual journal entries.

•	Improving the review process that occurs prior to providing the initial draft of the periodic report to our independent auditors for review.

•	The Company has developed monthly close schedules which include the timeline for completion and approval of reconciliations by the Corporate Controller.

Subsequent Changes in Internal Control over Financial Reporting

Except for the changes in connection with the remediation subsequent to December 31, 2005 of the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In 2002, two shareholders filed derivative cases purportedly on behalf of us against certain of our current and former directors, officer, and investors. (The defendants differed somewhat in the two cases.) Since the cases were filed, the investor defendants have been dismissed without prejudice, and the lawsuits have been consolidated as Campbell v. Rakib in the Superior Court of California, County of Santa Clara. We are a nominal defendant in these lawsuits, which allege claims relating to essentially the same purportedly misleading statements that are at issue in the securities class action filed in April 2000. In that securities class action, we disputed making any misleading statements. The derivative complaints also allege claims relating to stock sales by certain of the director and officer defendants. On September 15, 2006, we entered into a Stipulation of Settlement of Derivative Claims. On September 18, 2006, the Superior Court of California, County of Santa Clara approved the final settlement of the derivative litigation entitled In re Terayon

Communication Systems, Inc. Derivative Litigation (Case No. CV 807650). In connection with the settlement, we paid $1.0 million in attorney’s fees and expenses to the derivative plaintiffs’ counsel and agreed to adopt certain corporate governance practices.

On June 23, 2006, a putative class action lawsuit was filed against us in the United States District Court for the Northern District of California by I.B.L. Investments Ltd. purportedly on behalf of all persons who purchased our common stock between October 28, 2004 and March 1, 2006. Zaki Rakib, Jerry D. Chase, Mark Richman and Edward Lopez are named as individual defendants. The lawsuit focuses on our March 1, 2006 announcement of the restatement of financial statements for the year ended December 31, 2004, and for the four quarters of 2004 and the first two quarters of 2005. On November 8, 2006, Adrian G. Mongeli was appointed lead plaintiff in the case, replacing I.B.L. Investments Ltd. On January 8, 2007, Mongeli filed an amended complaint, purportedly on behalf of all persons who purchased our common stock between June 28, 2001 and March 1, 2006. The amended complaint adds Ernst & Young, Ray Fritz, Carol Lustenader, Matthew Miller, Shlomo Rakib, Doug Sabella, Christopher Schaepe, Mark Slaven, Lewis Solomon, Howard W. Speaks, Arthur T. Taylor and David Woodrow to the defendants named in the original complaint. The amended complaint incorporates the prior allegations and includes new allegations relating to the restatement of our consolidated historical financial statements as reported in our Form 10-K filed on December 29, 2006. The plaintiffs are seeking damages, interest, costs and any other relief deemed proper by the court. An unfavorable ruling in this legal matter could materially and adversely impact our results of operations.

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

On September 13, 2005, a case was filed by Hybrid Patents, Inc. (Hybrid) against Charter Communications, Inc. (Charter) in the United States District Court for the Eastern District of Texas for patent infringement related to Charter’s use of equipment (cable modems, CMTS and embedded multimedia terminal adapters (eMTAs)) meeting the Data Over Cable System Interface Specification (DOCSIS) standard and certain video equipment. Hybrid has alleged that the use of such products violates its patent rights. Charter has requested that we and others supplying it with equipment indemnify Charter for these claims. We and others have agreed to contribute to the payment of the legal costs and expenses related to this case. On May 4, 2006, Charter filed a cross-complaint asserting its indemnity rights against us and a number of companies that supplied Charter with cable modems. To date, this cross-complaint has not been dismissed. Trial is scheduled on Hybrid’s claims for July 2, 2007. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Hybrid is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products.

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

On September 16, 2005, a case was filed by Rembrandt Technologies, LP (Rembrandt) against Comcast in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by Comcast infringe certain patents related to cable modem, voice-over internet, and video technology and applications. To date, we have not been named as a party in the action, but we have received a subpoena for documents and a deposition related to the products we sold to Comcast. We continue to comply with this subpoena. Comcast has made a request for indemnity related to the products that we and others sold to them. We and others have agreed to contribute to the payment of legal costs and expenses related to this case. Trial is scheduled on Rembrandt’s claims for August 6, 2007. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against Comcast and then elects to pursue other cable operators that use the allegedly infringing products.

On June 1, 2006, a case was filed by Rembrandt against Charter, Cox, CSC Holdings, Inc. (CSC) and Cablevision Systems Corp. (Cablevision) in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by Charter infringe certain patents related to cable modem, voice-over internet, and video technology and applications. To date, we have not been named as a party in the action, but Charter has made a request for indemnity related to the products that we and others have sold to them. We have not received an indemnity request from Cox, CSC and Cablevision but we expect that such request will be forthcoming shortly. To date, we and others have not agreed to contribute to the payment of legal costs and expenses related to this case. Trial date of this matter is not known at this time. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products.

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

Furthermore, we have in the past agreed to, and may from time to time in the future agree to, indemnify a customer of our technology or products for claims against the customer by a third party based on claims that its technology or products infringe intellectual property rights of that third party. These types of claims, meritorious or not, can result in costly and time-consuming litigation, divert management’s attention and other resources, require us to enter into royalty arrangements, subject us to damages or injunctions restricting the sale of our products, require us to indemnify our customers for the use of the allegedly infringing products, require us to refund payment of allegedly infringing products to our customers or to forgo future payments, require us to redesign certain of its products, or damage our reputation, any one of which could materially and adversely affect our business, results of operations and financial condition.

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

In December 2005, the Commission issued a formal order of investigation in connection with our accounting review of a series of contractual arrangements with Thomson Broadcast. These matters were previously the subject of an informal Commission inquiry. We have been cooperating fully with the Commission and will continue to do so in order to bring the investigation to a conclusion as promptly as possible.

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

Item 1A.	Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, Item 1A — Risk Factors on pages 20 through 42 of our Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K). These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors included in the 2005 Form 10-K, the reader should also consider the following risk factor:

Our quarterly results of operations are subject to significant fluctuations and do not necessarily predict future operating results.

Our results of operations have varied significantly from quarter-to-quarter in the past and are likely to vary significantly in future periods, which makes it difficult to predict our future operating results. Accordingly, we believe that quarter-to-quarter comparisons are not meaningful and should not be relied on as an indicator of our future performance. Even if we record positive net income in a given quarter, we may continue to record losses from operations and not be profitable on a consistent basis, and may remain unprofitable in future periods. We continue to be unable to generate sufficient cash flow from operations to fund our expenses and may remain unable to generate sufficient cash flow from operations in future periods.

See Risk Factor entitled “We may continue to experience fluctuation in our operating results and face unpredictability in our future revenues” on pages 24 and 25 of our 2005 Form 10-K for a description of factors that may cause our quarterly revenue and operating results to fluctuate significantly from quarter-to-quarter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

The information required by Item 3 of this Form 10-Q has been provided in Item 2.04 of the Company’s Current Reports on Form 8-K filed on January 17, 2006 and March 22, 2006, describing the default under the Indenture for the Company’s 5% convertible subordinated notes due 2007 (Notes) and the Company’s repayment of the Notes in full on March 21, 2006. See also Note 10, “Convertible Subordinated Notes,” to Condensed Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(5)
3.2	Bylaws of Terayon Communication Systems, Inc.(5)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(5)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.(4)
4.1	Specimen Common Stock Certificate.(2)
4.2	Amended and Restated Information and Registration Rights Agreement, dated April 6, 1998.(1)
4.3	Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(3)
4.4	Registration Rights Agreement, dated July 26, 2000, among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(3)
4.5	Indenture, dated July 26, 2000, between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A.(3)
4.6	Rights Agreement, dated February 6, 2001, between Terayon Communication Systems, Inc. and Fleet National Bank.(4)
10.27	Lease, dated August 9, 2006 between Sobrato Development Companies #871 and Terayon Communication Systems, Inc.(6)
10.28	Triple-Net Sub-Sublease Agreement, effective August 9, 2006, as amended, between Terayon Communication Systems, Inc. and Citrix Systems, Inc.(6)
10.31	Amendment No. 1 to the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan.(6)
10.32	Non-Employee Director Equity Compensation Policy.(6)
10.33	Non-Employee Director Equity Compensation Policy Nonstatutory Stock Option Agreement.(6)
10.34	2006 Executive Sales Commission Plan.(6)
10.35	2006 Section 16 Executive Officer Bonus Plan.(6)

Exhibit
Number	Exhibit Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1/A filed on July 31, 1998 (File No. 333-56911).

(3)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).

(4)	Incorporated by reference to our Report on Form 8-K filed on February 9, 2001.

(5)	Incorporated by reference to our Report on Form 8-K filed on November 21, 2003.

(6)	Incorporated by reference to our Report on Form 10-K filed on December 29, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERAYON COMMUNICATION SYSTEMS, INC.

By:	/s/ Mark A. Richman
Mark A. Richman
Chief Financial Officer

Date: January 10, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(5)
3.2	Bylaws of Terayon Communication Systems, Inc.(5)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(5)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.(4)
4.1	Specimen Common Stock Certificate.(2)
4.2	Amended and Restated Information and Registration Rights Agreement, dated April 6, 1998.(1)
4.3	Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(3)
4.4	Registration Rights Agreement, dated July 26, 2000, among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(3)
4.5	Indenture, dated July 26, 2000, between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A.(3)
4.6	Rights Agreement, dated February 6, 2001, between Terayon Communication Systems, Inc. and Fleet National Bank.(4)
10.27	Lease, dated August 9, 2006 between Sobrato Development Companies #871 and Terayon Communication Systems, Inc.(6)
10.28	Triple-Net Sub-Sublease Agreement, effective August 9, 2006, as amended, between Terayon Communication Systems, Inc. and Citrix Systems, Inc.(6)
10.31	Amendment No. 1 to the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan.(6)
10.32	Non-Employee Director Equity Compensation Policy.(6)
10.33	Non-Employee Director Equity Compensation Policy Nonstatutory Stock Option Agreement.(6)
10.34	2006 Executive Sales Commission Plan.(6)
10.35	2006 Section 16 Executive Officer Bonus Plan.(6)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1/A filed on July 31, 1998 (File No. 333-56911).

(3)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).

(4)	Incorporated by reference to our Report on Form 8-K filed on February 9, 2001.

(5)	Incorporated by reference to our Report on Form 8-K filed on November 21, 2003.

(6)	Incorporated by reference to our Report on Form 10-K filed on December 29, 2006.