Form 10-Q
period 2006-06-30
TERAYON COMMUNICATION SYSTEMS
filed 2007-01-10
CIK 1052303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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

INDEX

TERAYON COMMUNICATION SYSTEMS, INC.

Restatement

As described in our Annual Report on Form 10-K for the year ended December 31, 2005, we restated our condensed consolidated financial statements for the first two quarters of the year ended December 31, 2005. This Quarterly Report on Form 10-Q includes restated quarterly information for the three and six months ended June 30, 2005.

For further discussion of the effects of the restatement see Note 2 to Condensed Consolidated Financial Statements and Item 4 — Controls and Procedures.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

TERAYON COMMUNICATION SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	June 30,	December 31,
	2006	2005
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$10,644	$28,867
Short-term investments	18,794	72,434
Accounts receivable, net of allowance for doubtful accounts	9,826	9,879
Other current receivables	2,330	1,606
Inventory, net	5,257	10,915
Deferred cost of goods sold	2,150	3,351
Deposits	8,170	—
Other current assets	1,448	3,427

Total current assets	58,619	130,479
Property and equipment, net	3,240	3,915
Long-term restricted cash	332	332
Long-term deferred cost of goods sold	3,147	4,351
Other assets, net	31	7,571

Total assets	$65,369	$146,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,940	$5,036
Accrued payroll and related expenses	3,377	2,105
Deferred revenues	8,678	13,952
Deferred gain on asset sale	—	8,631
Accrued warranty expenses	1,659	2,887
Accrued restructuring and executive severance	735	1,305
Accrued vendor cancellation charges	303	1,508
Accrued other liabilities	5,990	6,287
Interest payable	—	1,356
Current portion of subordinated convertible notes	—	65,367

Total current liabilities	24,682	108,434
Long-term obligations	1,198	1,455
Accrued restructuring and executive severance	1,127	1,381
Long-term deferred revenue	11,519	14,721

Total liabilities	38,526	125,991

Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 77,793,186 shares issued; 77,637,177 shares outstanding	78	78
Additional paid-in capital	1,088,295	1,086,817
Accumulated deficit	(1,058,038)	(1,062,438)
Treasury stock	(773)	(773)
Accumulated other comprehensive loss	(2,719)	(3,027)

Total stockholders’ equity	26,843	20,657

Total liabilities and stockholders’ equity	$65,369	$146,648

See accompanying Notes to Condensed Consolidated Financial Statements.

TERAYON COMMUNICATION SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2006	2005	2006	2005
		(as restated)		(as restated)

Revenues	$20,425	$18,925	$41,914	$36,738
Cost of goods sold	8,468	11,578	19,183	22,841

Gross profit	11,957	7,347	22,731	13,897
Operating expenses:
Research and development	4,906	4,254	8,975	9,488
Sales and marketing	5,391	5,610	10,575	11,284
General and administrative	4,314	3,601	9,464	7,020
Restructuring charges, executive severance and asset write-offs	(12)	282	22	1,564

Total operating expenses	14,599	13,747	29,036	29,356

Loss from operations	(2,642)	(6,400)	(6,305)	(15,459)
Interest income (expense), net	295	(86)	596	(276)
Gain on the sale of assets	9,865	—	9,865	—
Other income (expense), net	849	(51)	296	15

Income (loss) before income tax (expense) benefit	8,367	(6,537)	4,452	(15,720)
Income tax (expense) benefit	(23)	50	(52)	—

Net income (loss)	$8,344	$(6,487)	$4,400	$(15,720)

Net income (loss) per share:
Basic	$0.11	$(0.08)	$0.06	$(0.20)

Diluted	$0.11	$(0.08)	$0.06	$(0.20)

Shares used in computing per share amounts:
Basic	77,637	76,444	77,637	76,822

Diluted	77,653	76,444	77,667	76,822

See accompanying Notes to Condensed Consolidated Financial Statements.

TERAYON COMMUNICATION SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
		(as restated)
Cash flows from operating activities:
Net income (loss)	$4,400	$(15,720)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	952	1,819
Stock-based compensation	1,478	—
Amortization of subordinated convertible notes premium	(286)	(111)
Accretion of discounts on short-term investments	(126)	(74)
Inventory provision	2,647	1,195
Provision for doubtful accounts	50	326
Restructuring provision	56	1,444
Write-off of fixed assets	194	585
Warranty provision	110	(1,436)
Vendor cancellation provision	(1,043)	10
Recognition of deferred gain on asset sale	(8,631)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(721)	1,065
Inventory	3,011	2,529
Other current assets	(4,990)	(5,030)
Long-term deferred cost of goods sold	1,204	(1,767)
Other assets	7,540	1,184
Accounts payable	(1,096)	(3,274)
Accrued payroll and related expenses	1,272	252
Deferred revenues	(8,476)	20,888
Deferred gain on asset sale	—	8,578
Accrued warranty expenses	(1,338)	(512)
Accrued restructuring charges and executive severance	(880)	(3,176)
Accrued vendor cancellation charges	(162)	(157)
Accrued other liabilities	(1,910)	(2,225)

Net cash provided by (used in) operating activities	(6,745)	6,393

Cash flows from investing activities:
Purchases of short-term investments	—	(22,926)
Proceeds from sales and maturities of short-term investments	54,033	11,002
Purchases of property and equipment	(471)	(1,183)

Net cash provided by (used in) investing activities	53,562	(13,107)

Cash flows from financing activities:
Debt extinguishment of convertible subordinated notes	(65,081)	—
Proceeds from issuance of common stock	—	2,110

Net cash provided by (used in) financing activities	(65,081)	2,110
Effect of foreign currency exchange rate changes	41	(9)

Net decrease in cash and cash equivalents	(18,223)	(4,613)
Cash and cash equivalents at beginning of period	28,867	43,218

Cash and cash equivalents at end of period	$10,644	$38,605

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$28	$125

Cash paid for interest	$461	$1,627

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EFFECTS OF THE RESTATEMENT

The following table presents the effects of the restatement adjustments by financial statement line item for the condensed consolidated balance sheet as of June 30, 2005 (in thousands) (unaudited):

	June 30, 2005
		Cumulative Effect
	As Previously	of Prior Period	Current Quarter
	Reported	Adjustments	Adjustments	As Restated	Notes

ASSETS
Current assets:
Cash and cash equivalents	$38,605	$—	$—	$38,605
Short-term investments	66,383			66,383
Accounts receivable, net of allowance for doubtful accounts	19,957	(1,884)	(1,619)	16,454	(a	)
Other current receivables	1,758			1,758
Inventory, net	12,759	731	672	13,942	(b	)
E&O vendor cancellation	—		(220)		(c	)
Other current assets	2,100	3,492		8,546
Short-term deferred cost of goods sold	—		2,954		(d	)

Total current assets	141,562	2,339	1,787	145,688
Property and equipment, net	4,538	95	(1)	4,632
Restricted cash	8,763	(7,576)		1,241
Restricted cash — long-term reclass			54		(e	)
Other assets, net	633	8,928		11,949
Long-term deferred cost of good sold			2,545		(f	)
License fee			(103)		(g	)
Restricted cash — long-term reclass			(54)		(e	)

Total assets	$155,496	$3,786	$4,228	$163,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,572	$—	$—	$4,572
Accrued payroll and related expenses	3,147			3,147
Deferred revenues	14,005	16,211		34,431
Thomson direct development costs			(173)		(h	)
Short-term deferred revenue			4,388		(i	)
Accrued warranty expenses	2,722	(1)	1	2,722
Accrued restructuring and executive severance	1,991	1	(1)	1,991
Accrued vendor cancellation charges	374			374
Accrued other liabilities	3,609	(240)		3,369
Interest payable and current portion of capital lease obligations	1,356			1,356

Total current liabilities	31,776	15,971	4,215	51,962
Long-term obligations
Long-term deferred revenue		5,390	6,049	11,439	(j	)
Accrued restructuring and executive severance	3,441			3,441
Convertible subordinated notes	65,081	451	(55)	65,477	(k	)

Total liabilities	100,298	21,812	10,209	132,319
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares
Common stock, $0.001 par value:
Authorized shares	77			77
Additional paid-in capital	1,085,820		(2)	1,085,818
Accumulated deficit	(1,027,203)	(18,026)	(5,979)	(1,051,208)	(l	)
Treasury stock, at cost	(773)			(773)
Accumulated other comprehensive loss	(2,723)			(2,723)

Total stockholders’ equity	55,198	(18,026)	(5,981)	31,191

Total liabilities and stockholders’ equity	$155,496	$3,786	$4,228	$163,510

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Explanation of Current Quarterly Adjustments:

(a)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination and to adjust the allowance for doubtful accounts based on the Company’s reassessment of the account.

(b)	To reflect the cumulative effects of adjustments for transactions shipped free-on-board destination.

(c)	To reverse excess & obsolete (E&O) reserves related to CMTS product based on revised demand forecast available in March 2005.

(d)	To reflect the cumulative effects of adjustments for the short-term portion of deferred cost of goods sold related to the change in revenue recognition policy to American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), Financial Accounting Standards Board (FASB), Emerging Issues Task Force (EITF) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21), and SOP 81-1, “Accounting for Performance of Construction – Type and Certain Product – Type Contracts” (SOP 81-1), and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination.

(e)	To reflect other adjustments and reclassifications.

(f)	To reflect the cumulative effects of adjustments for the long-term portion of deferred cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination.

(g)	To correct pre-paid amortization on license fee based on a new royalty rate.

(h)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(i)	To reflect the cumulative effects of adjustments for the short-term portion of deferred revenue related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination.

(j)	To reflect the cumulative effects of adjustments for the long-term portion of deferred revenue to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments when collectibility was not reasonably assured or when revenue and related costs were deferred for transactions shipped free-on-board destination.

(k)	To record amortization of bond premium to interest income.

(l)	To reflect cumulative effects of restatement adjustments on accumulated deficit.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effects of the restatement adjustments by financial statement line item for the condensed consolidated statement of operations for the three and six months ended June 30, 2005 (in thousands, except per share data) (unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Revenues	$29,533	$(10,608)	$18,925	$55,896	$(19,158)	$36,738
Cost of goods sold	16,701	(5,123)	11,578	29,743	(6,902)	22,841

Gross profit	12,832	(5,485)	7,347	26,153	(12,256)	13,897
Operating expenses:
Research and development	4,427	(173)	4,254	10,371	(883)	9,488
Sales and marketing	5,611	(1)	5,610	11,285	(1)	11,284
General and administrative	2,878	723	3,601	5,673	1,347	7,020
Restructuring charges, executive severance and asset write-offs	282	—	282	1,564	—	1,564

Total operating expenses	13,198	549	13,747	28,893	463	29,356

Loss from operations	(366)	(6,034)	(6,400)	(2,740)	(12,719)	(15,459)
Interest (expense), net	(142)	56	(86)	(387)	111	(276)
Other income (expense), net	(50)	(1)	(51)	15	—	15

Loss before income tax benefit	(558)	(5,979)	(6,537)	(3,112)	(12,608)	(15,720)
Income tax benefit	50	—	50	—	—	—

Net loss	$(508)	$(5,979)	$(6,487)	$(3,112)	$(12,608)	$(15,720)

Basic and diluted net loss per share	$(0.01)		$(0.08)	$(0.04)		$(0.20)

Shares used in computing basic and diluted net loss per share	77,057		76,444	76,898		76,822

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the errors identified in the restatement of the consolidated financial statements for the year ended December 31, 2005 which specifically relate to the first and second quarters of 2005 (in thousands) (unaudited):

	2005 Quarterly Periods
	March 31	June 30	Notes
	(as restated)	(as restated)

Net loss, as previously reported	$(2,604)	$(508)
Adjustments to net loss (increase) decrease:
Revenues
DVS	(8,513)	(10,563)	(a	)
HAS	36	(58)	(b	)
CMTS	(73)	13	(b	)
Cost of goods sold
Revenue analysis (cost of goods sold)	1,337	5,446	(c	)
Access Network Electronics	800	—	(d	)
License fee	(129)	(103)	(e	)
E&O vendor cancellation	(228)	(220)	(f	)
Research and development
Bonus accrual	556	—	(g	)
Thomson (other)	20	23	(h	)
Thomson direct development costs	134	150	(i	)
Sales and marketing
Reclass	(1)	1	(j	)
General and administrative
Legal accrual	(448)	—	(k	)
Bad debt expense	(176)	(723)	(l	)
Restructuring charges, executive severance and asset write-offs
Interest income (expense), net
Convertible subordinated notes	56	55	(m	)
Other income, net

Net loss, as restated	$(9,233)	$(6,487)

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Explanation of Current Quarterly Adjustments:

(a)	To reflect adjustments to revenue related to the change in revenue recognition policy to SOP 97-2, SOP 81-1, Staff Accounting Bulletin (SAB) No. 104 (SAB 104) and EITF 00-21.

(b)	To reflect adjustments for timing difference identified between deferred revenue and revenue for product sales when the fee was not fixed or determinable or when collectibility was not reasonably assured and to reflect other adjustments to the account.

(c)	To reflect adjustments to cost of goods sold related to the change in revenue recognition policy to SOP 97-2, EITF 00-21 and SOP 81-1, and to reflect other adjustments for product sales when the fee was not fixed or determinable or when collectibility was not reasonably assured.

(d)	To reverse 2004 amortization of Access Network Electronics warranty reserve and to recognize in the quarter ended March 31, 2005.

(e)	To correct pre-paid amortization on license fee based on a new royalty rate.

(f)	To reverse E&O reserves related to CMTS product based on revised demand forecast available in March 2005.

(g)	To reverse expenses for retention and other miscellaneous bonuses earned by employees in 2004.

(h)	To defer cost of goods sold costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(i)	To defer direct development costs based on SOP 81-1 until recognition of revenue at completion of contract. The costs were previously recognized in the period incurred.

(j)	To reflect other adjustments and reclassifications

(k)	To correct legal accrual adjustment recorded as of December 31, 2004 and to reflect the liability for the quarter ended March 31, 2005.

(l)	To reflect adjustments to the allowance for doubtful accounts and bad debt expense based on the Company’s reassessment of the accounts.

(m)	To record amortization of bond premium to interest income.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements at June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been included.

Results for the three and six months ended June 30, 2006 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s 2005 Form 10-K, as filed with the United States Securities and Exchange Commission (Commission). The accompanying condensed consolidated balance sheet at December 31, 2005 is derived from audited consolidated financial statements at that date.

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)

Raw materials	$139	$58
Work-in-process and finished goods	5,118	10,857

Total	$5,257	$10,915

Purchase Obligations

The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations consist of purchase orders placed with vendors for goods and services and require the Company to purchase minimum quantities of the suppliers’ products at a specified price. As of June 30, 2006, $6.2 million of purchase obligations were outstanding. The Company accrued vendor cancellation charges in an amount which represented management’s estimate of the Company’s exposure to vendors for its inventory commitments. As of June 30, 2006, accrued vendor cancellation charges were $0.3 million and the remaining $5.9 million was attributable to open purchase orders in the normal course of business. The remaining obligations become payable at various times throughout the remainder of 2006.

Net Income (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share data) (unaudited):

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2006	2005	2006	2005
		(as restated)		(as restated)

Net income (loss)	$8,344	$(6,487)	$4,400	$(15,720)

Weighted-average shares — basic	77,637	76,444	77,637	76,822
Effect of dilutive potential common shares	15	—	29	—

Weighted-average shares — diluted	77,652	76,444	77,666	76,822

Net income (loss) per share — basic	$0.11	$(0.08)	$0.06	$(0.20)

Net income (loss) per share — diluted	$0.11	$(0.08)	$0.06	$(0.20)

The Company has 12,718,778 and 12,260,036 of weighted average options to purchase common stock, respectively, outstanding for the three and six months ended June 30, 2006, of which 15,000 and 29,000, respectively, were included in the computation of diluted income as the effect was dilutive. For the three and six months ended June 30, 2005, 13,758,757 and 14,468,956  weighted average options, respectively, were outstanding and these common stock equivalents were not included in the computation of diluted net income (loss) per share since the effect would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), net unrealized gain (loss) on short-term investments and net foreign currency translation gain (loss).

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the components of comprehensive income (loss) during the three months and six months ended June 30, 2006 and 2005, respectively (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(as restated)		(as restated)

Net income (loss)	$8,344	$(6,487)	$4,400	$(15,720)
Change in cumulative translation adjustments, net	7	22	41	(9)
Change in unrealized gain (loss) on available-for-sale investments, net	18	174	267	(132)

Total comprehensive income (loss)	$8,369	$(6,291)	$4,708	$(15,861)

The following are the components of accumulated other comprehensive loss (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)

Cumulative translation adjustments, net	$(2,513)	$(2,554)
Unrealized gain (loss) on available-for-sale investments, net	(206)	(473)

Total accumulated other comprehensive loss	$(2,719)	$(3,027)

Impact of Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). Specifically, SFAS 155 amends SFAS 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS 155 amends SFAS 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS 155 is not expected to have a material impact on the Company’s results of operations or financial position.

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 16, 2005, a case was filed by Rembrandt Technologies, LP (Rembrandt) against Comcast in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by Comcast infringe certain patents related to cable modem, voice-over internet, and video technology and applications. To date, the Company has not been named as a party in the action, but the Company has received a subpoena for documents and a deposition related to the products the Company sold to Comcast. The Company continues to comply with this subpoena. Comcast has made a request for indemnity related to the products that the Company and others have sold to them. The Company and others have agreed to contribute to the payment of legal costs and expenses related to this case. Trial is scheduled on Rembrandt’s claims for August 2007. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against Comcast and then elects to pursue other cable operators that use the allegedly infringing products.

On June 1, 2006, a case was filed by Rembrandt against Charter, Cox, CSC Holdings, Inc. (CSC) and Cablevisions Systems Corp. (Cablevision) in the United States District Court for the Eastern District of Texas

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

General Option Information

The following table presents a summary of option activity during the six months ended June 30, 2006 (unaudited):

		Options Outstanding
	Options		Weighted
	Available	Number of	Average
	for Grant	Shares	Exercise Price

December 31, 2005	5,530,925	13,031,986	$4.78
Authorized	3,000,000	—	—
Granted	(577,000)	577,000	2.05
Exercised	—	—	—
Cancelled	996,308	(996,308)	4.03

June 30, 2006	8,950,233	12,612,678	$4.71

Valuation and Expense Information under SFAS 123(R)

Effective January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the stock option plans based on estimated fair values. The Company elected to adopt SFAS 123(R) using the modified prospective recognition method, which requires the Company to recognize compensation cost for new and unvested stock options, restricted stock, restricted stock units and employee stock purchase plan shares. The following table summarizes stock-based compensation expense related to employee stock options and employee stock

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchases under SFAS 123(R) for the three and six months ended June 30, 2006, which is allocated as follows (in thousands, except per share data) (unaudited):

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2006	2005	2006	2005
		(as restated)		(as restated)

Cost of goods sold	$84	$—	$168	$—
Research and development	174	—	350	—
Sales and marketing	224	—	551	—
General and administrative	204	—	409	—

Share-based compensation effect in income before taxes	686	—	1,478	—
Income taxes	—	—	—	—

Net share-based compensation effect in net income (loss)	$686	$—	$1,478	$—

Impact on net income (loss) per share:
Basic	$0.01	$—	$0.02	$—

Diluted	$0.01	$—	$0.02	$—

Shares used in computing per share amounts:
Basic	77,637	76,444	77,637	76,822

Diluted	77,653	76,444	77,667	76,822

At June 30, 2006, unamortized compensation expense related to outstanding unvested stock options that are expected to vest was approximately $4.1 million. This unamortized compensation expense is expected to be recognized over a weighted average period of approximately 2.4 years.

The following table presents pro forma information required under SFAS 123 for periods prior to 2006, which assumes the Company’s application of the fair value recognition provisions of SFAS 123 to options granted under the Company’s equity incentive plans (in thousands, except per share data) (unaudited):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(as restated)	(as restated)

Net loss, as reported	$(6,487)	$(15,720)
Less: total share-based employee compensation determined under the fair value method recognition provisions of SFAS 123 for all awards, net of tax	1,052	2,368

Pro forma net loss	$(7,539)	$(18,088)

Reported basic and diluted net loss per share	$(0.08)	$(0.20)

Pro forma basic and diluted net loss per share	$(0.10)	$(0.24)

Shares used in computing pro forma basic and diluted net loss per share	76,444	76,822

The following table presents the weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the three and six

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended June 30, 2006 and 2005, respectively, based on the following estimates at the date of grant (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006(1)	2005	2006	2005
		(as restated)		(as restated)

Weighted average estimated fair value of grant	$—	$1.46	$0.90	$1.49
Expected life (in years)	2.2	4.9	2.2	4.9
Risk-free interest rate	5.0%	3.9%	4.4%	3.9%
Volatility	47.0%	52.4%	72.6%	54.0%
Dividend yield	—%	—%	—%	—%

(1)	There were no options granted during the three months ended June 30, 2006. If the Company had granted options during the quarter ended June 30, 2006, these variables would have been used to calculate the fair value of the options.

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

Options outstanding that have vested and are expected to vest as of June 30, 2006 are as follows (unaudited):

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Life	Intrinsic
	Shares	Exercise Price	(in years)	Value(1)

Vested	8,835,215	$5.63	5.8	$15,415
Expected to vest	3,233,037	2.55	6.5	—

Total	12,068,252	4.80	6.0	$15,415

(1)	These amounts represent the differences between the exercise price and $1.38, the closing price of the Company’s stock on June 30, 2006 as reported on the Pink Sheets, for all in-the-money options outstanding.

6.	Operating Segment Information

The Company operates as one business segment. The following table presents revenues for groups of similar products (in thousands, except percentages) (unaudited):

	Three Months Ended				Six Months Ended
	June 30,		Variance in	Variance in	June 30,		Variance in	Variance in
	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
		(as restated)	(as restated)	(as restated)		(as restated)	(as restated)	(as restated)

Revenues by product:
DVS	$15,024	$6,776	$8,248	121.7%	$29,846	$11,309	$18,537	163.9%
HAS	3,844	10,630	(6,786)	(63.8)%	8,798	22,331	(13,533)	(60.6)%
CMTS	1,557	1,519	38	2.5%	3,270	3,098	172	5.6%

Total	$20,425	$18,925	$1,500	7.9%	$41,914	$36,738	$5,176	14.1%

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a breakdown of revenues by geographic region (in thousands, except percentages) (unaudited):

	Three Months Ended June 30,		Variance in	Variance in	Six Months Ended June 30,		Variance in	Variance in
	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
		(as restated)	(as restated)	(as restated)		(as restated)	(as restated)	(as restated)

Revenues:
United States	$14,078	$9,305	$4,773	51.3%	$28,495	$17,973	$10,522	58.5%
Americas, excluding United States	948	487	461	94.7%	1,730	807	923	114.4%
Europe, Middle East and Africa (EMEA), excluding Israel	3,766	2,595	1,171	45.1%	7,425	6,923	502	7.3%
Israel	217	2,799	(2,582)	(92.2)%	869	4,084	(3,215)	(78.7)%
Asia, excluding Japan	1,055	3,345	(2,290)	(68.5)%	2,660	6,268	(3,608)	(57.6)%
Japan	361	394	(33)	(8.4)%	735	683	52	7.6%

Total	$20,425	$18,925	$1,500	7.9%	$41,914	$36,738	$5,176	14.1%

Three customers, Cox Communications (Cox), Harmonic, Inc. (Harmonic) and Comcast Corporation (Comcast), each accounted for 10% or more of total revenues (18%, 15% and 12%, respectively) for the three months ended June 30, 2006. Four customers, Harmonic, Comcast, CSC Holdings, Inc. (CSC) and Cox, each accounted for 10% or more of total revenues (16%, 14%, 11% and 10%, respectively) for the six months ended June 30, 2006. Three customers, Harmonic, HOT Telecom and Wharf T&T Limited (Wharf), each accounted for 10% or more of total revenues (16%, 14% and 12%, respectively) for the three months ended June 30, 2005. Two customers, Wharf and Harmonic, each accounted for 10% or more of total revenues (12% and 11%, respectively) for the six months ended June 30, 2005.

Two customers, Cox and CSC, each accounted for 10% or more of total accounts receivable (22% and 11%, respectively) as of June 30, 2006. Three customers, Comcast, HOT Telecom and Harmonic, each accounted for more than 10% of accounts receivable (21%, 15% and 11%, respectively) as of June 30, 2005.

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Restructurings

During the quarter ended March 31, 2004, the Company initiated a restructuring plan to bring operating expenses in line with revenue levels and incurred restructuring plan charges related to employee termination costs, termination costs for an aircraft lease, and costs for excess leased facilities. In the quarter ended December 31, 2004, to further conform the Company’s expenses to its revenue and to cease investment in the CMTS product line, the Company’s Board of Directors approved a restructuring plan related to employee terminations. Additionally, in 2004, the Company re-evaluated and adjusted restructuring charges incurred in the first and second quarters of 2004 related to employee severance, excess facilities and the aircraft lease termination.

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

The following table summarizes the accrued restructuring balances related to the 2004 restructurings as of June 30, 2006 (in thousands) (unaudited):

	Excess Leased	Aircraft Lease
	Facilities	Termination	Total

Balance at December 31, 2005	$2,053	$498	$2,551
Cash payments	(572)	(173)	(745)
Changes in estimate	127	(71)	56

Balance at June 30, 2006	$1,608	$254	$1,862

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

Asset Write-offs

In the six months ended June 30, 2006 and 2005, asset write-offs were $0.2 million and $0.6 million, respectively.

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Settlement of Derivative Lawsuit

On September 15, 2006, the Company entered into a Stipulation of Settlement of Derivative Claims with respect to the derivative litigation entitled In re Terayon Communication Systems, Inc. Derivative Litigation, Case No. CV 807650, pending in the Superior Court of California, County of Santa Clara. On September 18, 2006, the court approved the final settlement of the derivative litigation. In connection with the settlement, the Company paid $1.0 million in attorney’s fees and expenses to the derivative plaintiffs’ counsel and agreed to adopt certain corporate governance practices. The Company accrued $1.0 million to litigation settlement expense in the fourth quarter of 2005. For a description of the derivative litigation and the settlement, see Note 4, “Contingencies,” to Condensed Consolidated Financial Statements.

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

We recorded net income of $8.3 million for the three months ended June 30, 2006, or $0.11 per share, and $4.4 million, or $0.06 per share for the six months ended June 30, 2006. Our positive net income for these periods was primarily attributable to our recognition of proceeds from the sale of our cable modem semiconductor assets to ATI Technologies, Inc. (ATI). Under the terms of the agreement with ATI dated March 2005, we received payments upon the closing in March 2005 and upon the achievement of certain milestones between March 2005 and June 2006. However, none of the gain from the asset sale to ATI could be recognized until all milestones under our agreement with ATI were achieved and as a result, we recorded a deferred gain of $8.6 million. In June 2006 and upon the completion of all milestones, we recognized a $9.9 million gain from the asset sale to ATI, including $8.6 million of deferred gain from prior periods and $1.1 million that was released from escrow in June 2006, which represented the purchase price of $12.5 million, less transaction related costs of $2.6 million. While we continued to operate at a loss during the three and six months ended June 30, 2006, we recognized a gain of $9.9 million from the asset sale to ATI for these periods.

With the exception of the quarter ended June 30, 2006, we have not been profitable in any quarterly period. We may remain unprofitable in future periods. Our ability to grow our business, as well as attaining and sustaining profitability, is dependent on our ability to effectively compete in the marketplace with our current products and services, the development, introduction and acceptance of new products and services, containing operating expenses and improving gross margins.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and generally require no collateral. We evaluate our trade receivables based upon a combination of factors. Credit losses have historically been within management’s expectations. When we become aware of a customer’s inability to pay, such as in the case of bankruptcy or a decline in the customer’s operating results or financial position, we record an allowance to reduce the related receivable to an amount we reasonably believe is collectible. We maintain an allowance for potentially uncollectible accounts receivable based on an estimate of collectibility. We assess collectibility based on a number of factors, including history, the number of days an amount is past due (based on invoice due date), changes in credit ratings of customers, current events and circumstances regarding the business of our clients’ customers and other factors that we believe are relevant. If circumstances related to a specific customer change, our estimates of the recoverability of receivables could be further altered. In addition, we maintain an allowance for doubtful accounts to offset the accounts receivable and related reserve related to customers who were granted extended payment terms, or who are experiencing financial difficulties, or where collectibility is not reasonably assured.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2006 and June 30, 2005 (as restated)

Revenues

Our revenues increased 8% to $20.4 million for the three months ended June 30, 2006, compared to $18.9 million for the three months ended June 30, 2005. Our revenues increased 14% to $41.9 million for the six months ended June 30, 2006, compared to $36.7 million for the six months ended June 30, 2006. Our increased revenues during the three months ended June 30, 2006 and the six months ended June 30, 2006 compared to the same periods in 2005 were attributable to increased DVS revenues, which was offset by decreased HAS revenues, while CMTS revenues remained relatively constant. We expect both overall revenues and revenue invoiced and recognized in 2006 to be lower than in 2005.

Revenues by Groups of Similar Products

The following table presents revenues for groups of similar products (in thousands, except percentages) (unaudited):

	Three Months Ended				Six Months Ended
	June 30,		Variance in	Variance in	June 30,		Variance in	Variance in
	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
		(as restated)	(as restated)	(as restated)		(as restated)	(as restated)	(as restated)

Revenues by product:
DVS	$15,024	$6,776	$8,248	121.7%	$29,846	$11,309	18,537	163.9%
HAS	3,844	10,630	(6,786)	(63.8)%	8,798	22,331	(13,533)	(60.6)%
CMTS	1,557	1,519	38	2.5%	3,270	3,098	172	5.6%

Total	$20,425	$18,925	$1,500	7.9%	$41,914	$36,738	$5,176	14.1%

Revenues from the sale of HAS products decreased to $3.8 million, or 19% of revenues for the three months ended June 30, 2006, compared to $10.6 million, or 56% of revenues for the three months ended June 30, 2005. Revenue from the sale of HAS products decreased to $8.8 million, or 21% of revenues for the six months ended June 30, 2006, compared to $22.3 million, or 61% of revenues for the six months ended June 30, 2005. In January 2006, we announced that we were discontinuing the HAS product line to focus solely on digital video. As a result, we continue to sell our remaining HAS inventory and collect the remaining receivables with respect to our HAS products, and we expect revenues from the sale of our HAS products to continue to decline over the remainder of 2006. We anticipate that all remaining HAS inventories will be sold during the first quarter of 2007. CMTS revenues were relatively unchanged at $1.6 million and $1.5 million for the three months ended June 30, 2006 and June 30, 2005, respectively, as we continued to sell our remaining CMTS inventory. We do not believe that sales of CMTS products will be material for the remainder of 2006 and in future periods.

Revenues from the sale of DVS products increased to $15.0 million for the three months ended June 30, 2006, compared to $6.8 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, revenues from the sale of DVS products increased to $29.8 million, compared to $11.3 million for the six months ended June 30, 2005.

The following is a breakdown of DVS product revenue by period invoiced (in millions, except percentages) (unaudited):

	Three Months Ended
	June 30,		Variance in	Variance in
	2006	2005	Dollars	Percent
		(as restated)	(as restated)	(as restated)

DVS product revenue invoiced and recognized in current period:
Total invoiced in current period	$11.2	$18.8	$(7.6)	(40.4)%
Less: Invoiced in current period and recognized in future periods	1.0	16.2	(15.2)	(93.8)%

Total invoiced and recognized in current period	$10.2	$2.6	$7.6	292.3%

DVS product revenue invoiced in prior periods and recognized in current period:
Invoiced in prior fiscal years and recognized in current period	$4.6	$2.1	$2.5	119.0%
Invoiced in prior quarter within fiscal year and recognized in current period	0.2	2.1	(1.9)	(90.5)%

Total invoiced in prior periods and recognized in current period	$4.8	$4.2	$0.6	14.3%

Total DVS product revenue recognized in current period	$15.0	$6.8	$8.2	120.6%

	Six Months Ended
	June 30,		Variance in	Variance in
	2006	2005	Dollars	Percent
		(as restated)	(as restated)	(as restated)

DVS product revenue invoiced and recognized in current period:
Total invoiced in current period	$20.7	$31.9	$(11.2)	(35.1)%
Less: Invoiced in current period and recognized in future periods	1.9	24.8	(22.9)	(92.3)%

Total invoiced and recognized in current period	$18.8	$7.1	$11.7	164.8%
DVS product revenue invoiced in prior fiscal years and recognized in current period	$11.0	$4.2	$6.8	161.9%

Total DVS product revenue recognized in current period	$29.8	$11.3	$18.5	163.7%

Although total revenue recognized from the sale of DVS products increased in the three and six months ended June 30, 2006 compared to the same periods in 2005, the amount of DVS product revenue invoiced in the three and six months ended June 30, 2006 decreased compared to the same periods in 2005. The amount of DVS product revenue invoiced in the three months ended June 30, 2006 and 2005 was $11.2 million and $18.8 million, respectively, representing a decrease of 40%. Of the DVS product revenue invoiced during the three months ended June 30, 2006 and 2005, $10.2 million and $2.6 million, respectively, was recognized as revenue during the three months ended June 30, 2006 and 2005, while the remaining amounts of $1.0 million and $16.2 million, respectively, will be recognized as revenue in future periods. The increase in revenue invoiced and recognized in the current period and the corresponding decrease in revenue invoiced in the current period but deferred and recognized in future periods is primarily attributable to our establishment of VSOE of fair value for the PCS element of the DVS products in the first quarter of 2006. Additionally, primarily due to the lack of establishing VSOE of fair value of the PCS element of the DVS products prior to the first quarter of 2006, $4.8 million and $4.2 million of DVS product revenue invoiced in prior periods was recognized during the three months ended June 30, 2006 and 2005, respectively.

In the six months ended June 30, 2006 and 2005, the amount of DVS product revenue invoiced was $20.7 million and $31.9 million, respectively, representing a decrease of 35%. Of the DVS product revenue invoiced during the six months ended June 30, 2006 and 2005, $18.8 million and $7.1 million, respectively, was recognized as revenue during the six months ended June 30, 2006 and 2005, while the remaining portion of $1.9 million and $24.8 million, respectively, will be recognized as revenue in future periods. The increase in revenue invoiced and recognized in the current period and the corresponding decrease in revenue invoiced in the current period but deferred and recognized in future periods is primarily attributable to our establishment of VSOE of fair value for the PCS element of the DVS products in the first quarter of 2006. Additionally, primarily due to the lack of establishing VSOE of fair value of the PCS element of the DVS products prior to the first quarter of 2006, $11.0 million and $4.2 million in DVS product revenue invoiced in prior periods was recognized in the six months ended June 30, 2006 and 2005, respectively.

Revenues by Geographic Region

The following table is a breakdown of revenues by geographic region (in thousands, except percentages) (unaudited):

	Three Months Ended				Six Months Ended
	June 30,		Variance in	Variance in	June 30,		Variance in	Variance in
	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
		(as restated)	(as restated)	(as restated)		(as restated)	(as restated)	(as restated)

Revenues:
United States	$14,078	$9,305	$4,773	51.3%	$28,495	$17,973	$10,522	58.5%
Americas, excluding United States	948	487	461	94.7%	1,730	807	923	114.4%
Europe, Middle East and Africa (EMEA), excluding Israel	3,766	2,595	1,171	45.1%	7,425	6,923	502	7.3%
Israel	217	2,799	(2,582)	(92.2)%	869	4,084	(3,215)	(78.7)%
Asia, excluding Japan	1,055	3,345	(2,290)	(68.5)%	2,660	6,268	(3,608)	(57.6)%
Japan	361	394	(33)	(8.4)%	735	683	52	7.6%

Total	$20,425	$18,925	$1,500	7.9%	$41,914	$36,738	$5,176	14.1%

Revenues in the United States increased to $14.1 million, or 69% of revenues for the three months ended June 30, 2006, compared to $9.3 million, or 49% of revenues for the three months ended June 30, 2005. Revenues in the United States increased from $18.0 million, or 49% of revenues for the six months ended June 30, 2005, to $28.5 million, or 68% of revenues for the six months ended June 30, 2006. The increase in revenue in the United States as a percentage of overall revenue was attributable to our focus on selling our DVS products within the United States to multiple system operators (MSOs). We expect that sales to MSOs in the United States will continue to be the main source of our overall revenues for the remainder of 2006 and in future periods due to the continuing expected build-out of all-digital simulcast (ADS) networks by second- and third-tier MSOs and the increasing importance of ad insertion within the United States market. The decrease in international revenues is primarily attributable to the discontinuation of our CMTS and HAS products which accounted for the majority of our revenues outside the United States. We anticipate that total international revenues will continue to decrease in 2006 based on the continued decline in sales of our CMTS and HAS products as we exhaust the remaining inventory of these products. DVS product revenues outside the United States have been nominal, and we expect such revenues to continue to be nominal in the foreseeable future, in part because ad insertion is less popular and often not feasible outside the United States.

Three customers, Cox Communications Inc. (Cox), Harmonic, Inc. (Harmonic) and Comcast Corporation (Comcast), each accounted for 10% or more of total revenues (18%, 15% and 12%, respectively) for the three months ended June 30, 2006. Four customers, Harmonic, Comcast, CSC Holdings, Inc. (CSC) and Cox, each accounted for 10% or more of total revenues (16%, 14%, 11% and 10%, respectively) for the six months ended June 30, 2006. Three customers, Harmonic, HOT Telecom and Wharf T&T Limited (Wharf), each accounted for 10% or more of total revenues (16%, 14% and 12%, respectively) for the three months ended June 30, 2005. Two customers, Wharf and Harmonic, each accounted for 10% or more of total revenues (12% and 11%, respectively) for the six months ended June 30, 2005.

Two customers, Cox and CSC, each accounted for 10% or more of total accounts receivable (22% and 11%, respectively) as of June 30, 2006. Three customers, Comcast, HOT Telecom and Harmonic, each accounted for more than 10% of accounts receivable (21%, 15% and 11%, respectively) as of June 30, 2005.

Cost of Goods Sold and Gross Profit

Total cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment.

Total cost of goods sold decreased to $8.5 million in the three months ended June 30, 2006 from $11.6 million in the three months ended June 30, 2005. Total cost of goods sold decreased to $19.2 million in the six months ended June 30, 2006 from $22.8 million in the six months ended June 30, 2006.

Direct cost of goods sold for our HAS products was $2.9 million and $8.1 million, respectively, for the three months ended June 30, 2006 and 2005 and $7.5 million and $17.1 million, respectively, for the six months ended June 30, 2006 and 2005. The direct cost of goods sold for our HAS products decreased due to declining sales of HAS products following our decision to discontinue the product line in January 2006. The direct cost of goods sold for our CMTS products was $0.6 million and $0.7 million, respectively, for the three months ended June 30, 2006 and 2005 and $1.5 million and $1.4 million, respectively, for the six months ended June 30, 2006 and 2005.

Direct cost of goods sold related to our DVS products increased to $3.4 million in the three months ended June 30, 2006, compared to $1.5 million in the three months ended June 30, 2005. Direct cost of goods sold related to our DVS products increased to $7.0 million in the six months ended June 30, 2006, compared to $2.4 million in the six months ended June 30, 2005.

The following tables are a breakdown of DVS product cost of goods sold by period invoiced (in millions, except percentages) (unaudited):

	Three Months Ended
	June 30,		Variance in	Variance in
	2006	2005	Dollars	Percent
		(as restated)	(as restated)	(as restated)

DVS product cost of goods sold invoiced and recognized in current period:
Total invoiced in current period	$2.3	$5.8	$(3.5)	(60.3)%
Less: Invoiced in current period and recognized in future periods	—	5.1	(5.1)	(100.0)%

Total invoiced and recognized in current period	$2.3	$0.7	$1.6	228.6%

DVS product cost of goods sold invoiced in prior periods and recognized in current period:
Invoiced in prior fiscal years and recognized in current period	$1.1	$0.4	$0.7	175.0%
Invoiced in prior quarter within fiscal year and recognized in current period	—	0.4	(0.4)	(100.0)%

Total invoiced in prior periods and recognized in current period	$1.1	$0.8	$0.3	37.5%

Total DVS product cost of goods sold recognized in current period	$3.4	$1.5	$1.9	126.7%

	Six Months Ended
	June 30,		Variance in	Variance in
	2006	2005	Dollars	Percent
		(as restated)	(as restated)	(as restated)

DVS product cost of goods sold invoiced and recognized in current period:
Total invoiced in current period	$4.5	$8.1	$(3.6)	(44.4)%
Less: Invoiced in current period and recognized in future periods	—	6.6	(6.6)	(100.0)%

Total invoiced and recognized in current period	$4.5	$1.5	$3.0	200.0%
DVS product cost of goods sold invoiced in prior fiscal years and recognized in current period	$2.5	$0.9	$1.6	177.8%

Total DVS product cost of goods sold recognized in current period	$7.0	$2.4	$4.6	191.7%

In the three months ended June 30, 2006 and 2005, the cost of goods sold related to DVS products invoiced during the period was $2.3 million and $5.8 million, respectively, representing a decrease of $3.5 million. Cost of goods sold related to revenue invoiced and recognized on DVS products during the three months ended June 30, 2006 and 2005 was $2.3 million and $0.7 million, respectively. In the first quarter of 2006, we established VSOE of fair value for the PCS element of our DVS products, which allowed us to recognize revenue and cost of goods sold related to the hardware component of our DVS products when all criteria of SAB 104 and SOP 97-2 had been met. Accordingly, cost of goods sold related to DVS products invoiced in the three months ended June 30, 2006 and recognized in future periods was zero, compared to $5.1 million for the three months ended June 30, 2005 due to the lack of established VSOE of fair value for all elements of our DVS products in periods prior to 2006. Additionally, $1.1 million and $0.8 million, respectively, of cost of goods sold were recognized during the three months ended June 30, 2006 and 2005 for DVS products invoiced in prior periods.

In the six months ended June 30, 2006 and 2005, the cost of goods sold related to DVS products invoiced during the period was $4.5 million and $8.1 million, respectively, representing a decrease of $3.6 million. Cost of goods sold related to revenue invoiced and recognized on DVS products during the six months ended June 30, 2006 and 2005 was $4.5 million and $1.5 million, respectively. As discussed above, based on the establishment of VSOE of fair value for the PCS element of our DVS products starting in the first quarter of 2006, DVS product cost of goods sold invoiced in the current period and deferred to future periods decreased from $6.6 million in the six months ended June 30, 2005 to zero in the six months ended June 30, 2006. Additionally, $2.5 million and $0.9 million, respectively, of cost of goods sold were recognized during the six months ended June 30, 2006 and 2005, for DVS products invoiced in prior periods.

For the three months ended June 30, 2006, gross profit was $12.0 million, or 59% of revenues. This represented an increase of $4.7 million compared to the three months ended June 30, 2005, in which gross profit was $7.3 million, or 39% of revenues. For the six months ended June 30, 2006, gross profit was $22.7 million, or 54% of revenues. This represented a $8.8 million increase from the six months ended June 30, 2005, in which gross profit was $13.9 million, or 38% of revenues. The increase in our gross profit as a percentage of revenues was primarily attributable to the increase in revenues from the sales of our higher margin DVS products, and decreased revenue from our lower margin HAS and CMTS products. Additionally, gross profit for the three months ended June 30, 2006 and 2005 was favorably impacted by a $0.4 million benefit to cost of goods sold in the three months ended June 30, 2006 related to the sale of inventories that were reserved in prior periods as excess and obsolete compared to a $1.6 million benefit for the three months ended June 30, 2005. Gross profit for the six months ended June 30, 2006 and 2005 was favorably impacted by a $1.4 million benefit to cost of goods sold in the six months ended June 30, 2006 compared to a $2.0 million benefit for the six months ended June 30, 2005.

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

Operating Expenses

The following table summarizes research and development, sales and marketing, and general and administrative expenses and restructuring charges, executive severance and asset write-offs (in thousands, except percentages) (unaudited):

	Three Months Ended				Six Months Ended
	June 30,		Variance in	Variance in	June 30,		Variance in	Variance in
	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
		(as restated)	(as restated)	(as restated)		(as restated)	(as restated)	(as restated)

Research and development	$4,906	$4,254	$652	15.3%	$8,975	$9,488	$(513)	(5.4)%
Sales and marketing	5,391	5,610	(219)	(3.9)%	10,575	11,284	(709)	(6.3)%
General and administrative	4,314	3,601	713	19.8%	9,464	7,020	2,444	34.8%
Restructuring charges, executive severance and asset write-offs	(12)	282	(294)	(104.3)%	22	1,564	(1,542)	(98.6)%

Research and Development.  Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, expenditures for outside engineering consultants, and testing equipment and supplies required to develop and enhance our products. Research and development expenses increased to $4.9 million, or 24% of revenues, for the three months ended June 30, 2006, compared to $4.3 million, or 22% of revenues for the three months ended June 30, 2005. The $0.7 million increase in research and development expenses was attributable to an increase in outside engineering consultants and an increased emphasis on offshore development activities related to DVS products.

For the six months ended June 30, 2006, research and development expenses decreased to $9.0 million, or 21% of revenues, compared to $9.5 million, or 26% of revenues for the six months ended June 30, 2005. This decrease was attributable to a $1.2 million reduction in compensation expenses, which primarily resulted from the discontinuation of our CMTS products and decreased spending on HAS product innovation. These cost reductions were partially offset by $0.6 million related to an increased emphasis on offshore development activities related to DVS products. We believe it is critical for us to continue to make significant investments in research and development to create innovative technologies and products that meet the current and future requirements of our customers. While we anticipate that our overall research and development expenses will remain constant or decrease slightly in 2006, we intend to increase our investment in research and development as it relates to DVS product development in 2006 and in future periods.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, salaries for marketing and support personnel, costs related to marketing communications, consulting and travel. Sales and marketing expenses decreased slightly to $5.4 million, or 26% of revenues for the three months ended June 30, 2006, compared to $5.6 million, or 30% of revenues for the three months ended June 30, 2005. In the second quarter of 2006, we reduced expenses of $0.2 million for sales and marketing across most sales and marketing expense categories, including a $0.3 million decrease in marketing communication expenses and a $0.2 million decrease in sales and marketing personnel and contractor services. These cost reductions were partially offset by increased severance expenses of $0.4 million.

Sales and marketing expenses were $10.6 million, or 25% of revenues for the six months ended June 30, 2006, compared to $11.3 million, or 31% of revenues for the six months ended June 30, 2005. This decrease in sales and marketing expenses resulted from cost reductions in most sales and marketing expense categories, including decreased marketing communications costs of $0.3 million and decreased sales and marketing personnel and contractor services of $0.5 million. We expect sales and marketing expenses to continue to decrease in 2006 compared to comparable periods in 2005 as a result of lower advertising expenses and headcount reductions.

General and Administrative.  General and administrative expenses consist primarily of salary and benefits for administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. For the three months ended June 30, 2006, general and administrative expenses were $4.3 million, or 21% of revenues, compared to $3.6 million, or 19% of revenues for the three months ended June 30, 2005. This increase was primarily due to a $0.5 million increase in financial audit fees and a $0.9 million increase in legal fees related to our restatement activities and litigation expenses.

For the six months ended June 30, 2006, general and administrative expenses were $9.5 million, or 23% of revenues, compared to $7.0 million, or 19% of revenues for the six months ended June 30, 2005. The increase in general and administrative expenses primarily resulted from increased financial audit fees of $0.5 million and increased legal expenses of $2.6 million related to litigation expenses and restatement activities. These cost increases were partially offset by a $0.4 million reduction of facilities expense and decreased depreciation expense of $0.2 million.

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

Restructuring Charges, Executive Severance and Asset Write-offs.  Restructuring charges, executive severance and asset write-offs for the three and six months ended June 30, 2006 were nominal. Restructuring charges, executive severance and asset write-offs for the three and six months ended June 30, 2005 totaled $0.3 million and $1.6 million, respectively, and were related primarily to severance and benefit costs.

For further detail, refer to Note 7, “Restructuring Charges and Asset Write-offs,” to Condensed Consolidated Financial Statements.

Non-operating Expenses

The following table presents non-operating expenses (in thousands, except percentages) (unaudited):

	Three Months Ended				Six Months Ended
	June 30,		Variance in	Variance in	June 30,		Variance in	Variance in
	2006	2005	Dollars	Percent	2006	2005	Dollars	Percent
		(as restated)	(as restated)	(as restated)		(as restated)	(as restated)	(as restated)

Interest income (expense), net	$295	$(86)	$381	(443.0)%	$596	$(276)	$872	315.9%
Gain or sale of assets	9,865	—	9,865	100.0%	9,865	—	9,865	100.0%
Other income (expense), net	849	(51)	900	1,764.7%	296	15	281	1,873.3%

Interest income (expense), net relates primarily to interest on our Notes, offset by interest earned on short-term investments. We expect our interest income (expense), net to decrease in future periods based upon our reduction in short-term investments resulting from the repurchase of our Notes in the first quarter of 2006.

Other income (expense), net is generally comprised of realization of foreign currency gains and losses, realized gains or losses on investments, and income attributable to non-operational gains and losses. The change in other income (expense), net resulted from the sale of our insurance claim totaling $1.0 million during the three months ended June 30, 2006.

The gain on sale of assets relates to our recognition of the gain realized in June 2006 from the sale of assets to ATI.

Income Taxes

With the exception of the three months ended June 30, 2006, we have generated losses since our inception. We have not recorded a tax provision based on net income for the three and six months ended June 30, 2006, due to the large operating loss carry forwards we have to offset any federal and state tax liability. For the three and six months ended June 30, 2006 and 2005, we recorded nominal income tax expense related primarily to foreign taxes.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of stock-based compensation expense for share-based payment awards. We elected to adopt SFAS 123(R) using the modified prospective recognition method. The modified prospective recognition method requires us to recognize compensation cost for new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares. Under the modified prospective recognition method, prior period financial statements are not restated.

Prior to the adoption of SFAS 123(R) on January 1, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, compensation cost was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the stock option granted. Under APB 25, compensation cost for stock options, if any, was recognized over the vesting period using the straight-line single option method.

During the three and six months ended June 30, 2006, we recorded total stock-based compensation of $0.7 million and $1.5 million, respectively.

At June 30, 2006, unamortized compensation expense related to outstanding unvested stock options that are expected to vest was approximately $4.1 million. This unamortized compensation expense is expected to be recognized over a weighted average period of approximately 2.4 years.

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

Liquidity and Capital Resources

As of June 30, 2006, we had $29.4 million in cash and cash equivalents and short-term investments compared to $101.3 million as of December 31, 2005. The reduction in cash and cash equivalents and short-term investments of $71.9 million since December 31, 2005 was primarily attributable to the repayment in March 2006 of $65.6 million in the aggregate principal amount of the Notes, including all accrued and unpaid interest and related fees, and the funding of operating activities.

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

Cash used in operating activities for the six months ended June 30, 2006 was $6.7 million compared to cash provided by operating activities of $6.4 million in the same period in 2005. In the six months ended June 30, 2006, cash used in operating activities was affected by a $8.5 million reduction in deferred revenues and offset by $4.4 million of net income, a $3.0 million decrease in inventory and a $7.5 million decrease in other assets. In the six months ended June 30, 2005, the cash provided by operating activities was largely driven by a $20.9 million increase in deferred revenues and a $2.2 million decrease in accrued other liabilities, and offset by the net loss of $15.7 million and a $5.0 million increase in other current assets.

On March 9, 2005, we sold certain of our cable modem semiconductor assets to ATI Technologies, Inc. (ATI). Under the terms of the agreement, ATI was required to pay us $7.0 million at the closing, with a balance of $7.0 million subject to our achieving milestones for certain conditions, services and deliverables up to June 9, 2006. Upon the closing, we received $8.6 million in cash, which was comprised of the $7.0 million for the initial payment and $1.9 million for having met the first milestone, minus $0.3 million to pay for

Company funded retention bonuses for employees that accepted employment with ATI. In June 2006, ATI paid us $1.1 million from the amount that was released from escrow in June 2006 and we forfeited $0.8 million, the remaining amount that was held in escrow, for failing to obtain vendor author status for ATI with CableLabs by June 9, 2006. Despite receiving cash payments for the sale of assets to ATI, we did not recognize the $9.9 million gain on the ATI transaction until the quarter ended June 30, 2006, based upon the completion of milestones and the termination of the supply arrangement between ATI and us. This gain represented the purchase price of $12.5 million, less transaction related costs of $2.6 million.

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

Investing activities consisted primarily of net purchases and sales of short-term investments. Cash provided by investing activities for the six months ended June 30, 2006 was $53.6 million compared to cash used by investing activities of $13.1 million in the same period in 2005. The proceeds from the sale of short-term investments in the first quarter of 2006 were required to repay the Notes as described above.

Cash used by financing activities of $65.1 million in the six months ended June 30, 2006 was due to the repayment of $65.1 million of face value for the Notes. Cash provided by financing activities in the six months ended June 30, 2005 was $2.1 million due to proceeds from the exercise of stock options.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions) (unaudited):

	Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Unconditional purchase obligations	$6.2	$6.2	$—	$—	$—
Operating lease obligations	10.5	3.3	6.2	1.0	—
Aircraft lease obligations	0.8	0.8	—	—	—

Total	$17.5	$10.3	$6.2	$1.0	$—

We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of June 30, 2006, we had approximately $6.2 million of purchase obligations, of which $0.3 million is included in the Condensed Consolidated Balance Sheet as accrued vendor cancellation charges and the remaining $5.9 million is attributable to open purchase orders. The remaining purchase obligations become payable at various times throughout the remainder of 2006.

The following table presents other commercial commitments, primarily required to support operating leases (in millions) (unaudited):

	Amount of Commitment Expiration per Period
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Deposits	$7.5	$7.5	$—	$—	$—
Standby letters of credit	0.5	0.2	—	0.3	—

Total	$8.0	$7.7	$—	$0.3	$—

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

Impact of Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). Specifically, SFAS 155 amends SFAS 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS 155 amends SFAS 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with early application allowed. The adoption of SFAS 155 is not expected to have a material impact on the our results of operations or financial position.

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

In September 2006, the Commission released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required as long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact in our financial statements.

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

Foreign Currency Risk.  A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions from Belgium, United Kingdom, Hong Kong and Canada. If foreign currency rates were to fluctuate by 10% from the rates at June 30, 2006, our financial position, results of operations and cash flows would not be materially affected. However, we cannot guarantee that there will not be a material impact in the future.

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

In connection with the preparation of this Form 10-Q for the quarter ended June 30, 2006, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2006 because of the material weaknesses in the Company’s management report on internal controls over financial reporting included in Item 9A to its Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K) and outlined below. As of June 30, 2006, none of the material weaknesses identified in the 2005 Form 10-K have been fully remediated, and each remains ongoing as of the filing date of this Form 10-Q. Because the material weaknesses described below have not been fully remediated as of the filing date of this Form 10-Q, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.

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

Because of the material weaknesses, the CEO and CFO concluded that the Company did not maintain effective internal control over financial reporting at a reasonable assurance level as of June 30, 2006 or at the filing date of this Form 10-Q.

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

In connection with the review of disclosure controls and procedures as of December 31, 2005, the Company determined that its revised communication procedures lacked sufficient documentation to permit verification of the operation of this control. Since the Company was not reporting its financial information, this lack of documentation resulted from the suspension of regular meetings of the disclosure committee. Additionally, the Company did not complete the disclosure procedures required by disclosure committee members on a quarterly basis during the period that the Company was preparing the restatement of its financials, as well as a lack of documentation related to the training of the sales organization. In addition, the Company has been relying on experienced accounting consultants to provide the technical accounting expertise and has not yet hired permanent personnel with this expertise. As a result, the Company concluded that it failed to remediate the previously identified material weaknesses, which constitute ongoing material weaknesses in internal control over financial reporting as of June 30, 2006 and at the filing date of this Form 10-Q:

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

Detailed Discussion of Material Weaknesses

In addition to the two ongoing material weaknesses described above, management identified four additional material weaknesses as of December 31, 2005 and during the restatement process, and continuing through June 30, 2006 and through the filing date of this Form 10-Q.

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

Communication of Financial Information.

•	During the quarter ended June 30, 2005, the Company established procedures to document the review of press releases to account for transactions in a complete and timely manner.

•	During the quarter ended June 30, 2005, the Company also improved the internal process of drafting and reviewing periodic reports by implementing additional management and external legal counsel review prior to their submission to the Company’s independent registered public accounting firm.

•	Continue to monitor the communication channels between senior management and our finance department and take prompt action, as necessary, to further strengthen these communication channels;

•	Increase staffing in the finance department;

•	Re-allocate duties to persons within the finance organization to maximize their skills and experience;

•	Implement training procedures for new employees and/or consultants in the finance department on our disclosure procedures and controls, our Company and our actions in previous reporting periods; and

•	Take steps to ensure that our senior management has timely access to all material financial and non-financial information concerning our business.

Revenue Recognition.

•	During the first three quarters of 2006, the Company’s finance and accounting department, with the assistance of outside consultants, implemented procedures to recognize sales of its video products under the software accounting rules under SOP 97-2 in accordance with GAAP.

•	In 2006, the Company established pricing guidelines and internal procedures to ensure consistent pricing to allow for the establishment of VSOE of fair value for sales made with multiple element arrangements.

•	During the second and third quarters of 2005, the accounting and finance department established procedures surrounding the month-end close process to ensure that the information and estimates necessary for recognizing revenue in accordance with SOP 97-2 were available.

•	The Company will provide its accounting staff with training on revenue recognition, including software accounting and project accounting, and GAAP, including attending seminars and conferences. Additional training will be provided on a regular and periodic basis and updated as considered necessary.

•	During the quarter ended March 31, 2006, the Company hired an experienced revenue accountant to review all revenue transactions and to ensure that revenues, cost of goods sold, deferred revenue and deferred cost of goods sold are properly accounted for in accordance with GAAP and the Company’s policies.

Use of Estimates.

•	The Company has engaged the services of experienced accounting consultants to review the Company’s books and close procedures on a monthly basis to assist management in ensuring that the Company’s financial statements are being recorded in accordance with GAAP.

•	The Company continues to engage the services of an outside tax accounting firm to assist with the calculation of the Company’s tax liabilities.

•	During the quarter ended September 30, 2006, the Company established a process where all significant accruals must be reviewed and approved by the Corporate Controller.

•	During the quarter ended June 30, 2006, the Company implemented a process to obtain and assess accruals for legal costs and expenses owed to third party vendors whereby the Company’s legal department obtains monthly estimates from the third party vendors and reviews the amount reported by third party vendors for accuracy.

Accounting Personnel.

•	During the quarter ended June 30, 2006, the Company engaged experienced accounting consultants to act as the VP Finance, Corporate Controller and Revenue Recognition Accountant.

•	During the second, third and fourth quarters of 2006, the Company engaged expert accounting consultants to assist the Company’s accounting and finance department with the management and implementation of controls surrounding revenue recognition, the administration of existing controls and procedures, the preparation of the Company’s periodic reports and the documentation of complex accounting transactions.

•	The Company continues to take steps to recruit additional qualified senior accounting personnel, including certified public accountants personnel with recent public accounting firm experience.

Record Keeping and Documentation.

•	During the quarter ended March 31, 2007, the Company’s employees involved in order entry will receive training regarding the controls and procedures surrounding the amendment of sales orders.

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

Subsequent Changes in Internal Control over Financial Reporting

Except for the changes in connection with the remediation subsequent to December 31, 2005 of the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In 2002, two shareholders filed derivative cases purportedly on behalf of us against certain of our current and former directors, officers and investors. (The defendants differed somewhat in the two cases.) Since the cases were filed, the investor defendants have been dismissed without prejudice, and the lawsuits have been consolidated as Campbell v. Rakib in the Superior Court of California, County of Santa Clara. We are a nominal defendant in these lawsuits, which allege claims relating to essentially the same purportedly misleading statements that are at issue in the securities class action filed in April 2000. In that securities class action, we disputed making any misleading statements. The derivative complaints also allege claims relating to stock sales by certain of the director and officer defendants. On September 15, 2006, we entered into a Stipulation of Settlement of Derivative Claims. On September 18, 2006, the Superior Court of California, County of Santa Clara approved the final settlement of the derivative litigation entitled In re Terayon Communication Systems, Inc. Derivative Litigation (Case No. CV 807650). In connection with the settlement, we paid $1.0 million in attorney’s fees and expenses to the derivative plaintiffs’ counsel and agreed to adopt certain corporate governance practices.

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

Furthermore, we have in the past agreed to, and may from time to time in the future agree to, indemnify a customer of our technology or products for claims against the customer by a third party based on claims that its technology or products infringe intellectual property rights of that third party. These types of claims, meritorious or not, can result in costly and time-consuming litigation, divert management’s attention and other resources, require us to enter into royalty arrangements, subject us to damages or injunctions restricting the sale of our products, require us to indemnify our customers for the use of the allegedly infringing products, require us to refund payment of allegedly infringing products to our customers or to forgo future payments, require us to redesign certain of our products, or damage its reputation, any one of which could materially and adversely affect our business, results of operations and financial condition.

We may, in the future, take legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, results of operations or financial condition.

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

Our results of operations have varied significantly from quarter-to-quarter in the past and are likely to vary significantly in future periods, which makes it difficult to predict our future operating results. Accordingly, we believe that quarter-to-quarter comparisons are not meaningful and should not be relied on as an indicator of our future performance. While we recorded net income of $8.3 million in the quarter ended June 30, 2006, primarily due to the recognition of proceeds from the sale of assets in March 2005, we continued to record a loss from operations. We have not been profitable on a consistent basis and may remain unprofitable in future periods. We continue to be unable to generate sufficient cash flow from operations to fund our expenses and may remain unable to generate sufficient cash flow from operations in future periods.

See Risk Factor entitled “We may continue to experience fluctuation in our operating results and face unpredictability in our future revenues” on pages 24 and 25 of our 2005 Form 10-K for a description of factors that may cause our quarterly revenue and operating results to fluctuate significantly from quarter-to-quarter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(5)
3.2	Bylaws of Terayon Communication Systems, Inc.(5)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(5)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.(4)
4.1	Specimen Common Stock Certificate.(2)
4.2	Amended and Restated Information and Registration Rights Agreement, dated April 6, 1998.(1)
4.3	Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(3)
4.4	Registration Rights Agreement, dated July 26, 2000, among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(3)

Exhibit
Number	Exhibit Description

4.5	Indenture, dated July 26, 2000, between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A.(3)
4.6	Rights Agreement, dated February 6, 2001, between Terayon Communication Systems, Inc. and Fleet National Bank.(4)
10.27	Lease, dated August 9, 2006 between Sobrato Development Companies #871 and Terayon Communication Systems, Inc.(6)
10.28	Triple-Net Sub-Sublease Agreement, effective August 9, 2006, as amended, between Terayon Communication Systems, Inc. and Citrix Systems, Inc.(6)
10.31	Amendment No. 1 to the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan.(6)
10.32	Non-Employee Director Equity Compensation Policy.(6)
10.33	Non-Employee Director Equity Compensation Policy Nonstatutory Stock Option Agreement.(6)
10.34	2006 Executive Sales Commission Plan.(6)
10.35	2006 Section 16 Executive Officer Bonus Plan.(6)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1/A filed on July 31, 1998 (File No. 333-56911).

(3)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).

(4)	Incorporated by reference to our Report on Form 8-K filed on February 9, 2001.

(5)	Incorporated by reference to our Report on Form 8-K filed on November 21, 2003.

(6)	Incorporated by reference to our Report on Form 10-K filed on December 29, 2006.

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