Form 10-Q
period 2006-09-30
TERAYON COMMUNICATION SYSTEMS
filed 2007-01-10
CIK 1052303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _ _ TO _ _ .

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

INDEX

TERAYON COMMUNICATION SYSTEMS, INC.

Restatement

As described in our Annual Report on Form 10-K for the year ended December 31, 2005, we restated our condensed consolidated financial statements for the first two quarters of the year ended December 31, 2005. This Quarterly Report on Form 10-Q includes restated quarterly information for the quarters ended March 31, 2005 and June 30, 2005.

For further discussion of the effects of the restatement see Note 2 to Condensed Consolidated Financial Statements and Item 4 — Controls and Procedures.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

TERAYON COMMUNICATION SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	September 30,	December 31,
	2006	2005
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$8,643	$28,867
Short-term investments	18,903	72,434
Accounts receivable, net of allowance for doubtful accounts	6,025	9,879
Other current receivables	1,110	1,606
Inventory, net	4,423	10,915
Deferred cost of goods sold	1,898	3,351
Deposits	8,399	—
Other current assets	1,219	3,427

Total current assets	50,620	130,479
Property and equipment, net	3,163	3,915
Long-term restricted cash	395	332
Long-term deferred cost of goods sold	2,560	4,351
Other assets, net	29	7,571

Total assets	$56,767	$146,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,617	$5,036
Accrued payroll and related expenses	2,497	2,105
Deferred revenues	7,838	13,952
Deferred gain on asset sale	—	8,631
Accrued warranty expenses	1,307	2,887
Accrued restructuring and executive severance	383	1,305
Accrued vendor cancellation charges	55	1,508
Accrued other liabilities	2,947	6,287
Interest payable	—	1,356
Current portion of subordinated convertible notes	—	65,367

Total current liabilities	20,644	108,434
Long-term obligations	1,394	1,455
Accrued restructuring and executive severance	311	1,381
Long-term deferred revenue	10,023	14,721

Total liabilities	32,372	125,991

Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 77,793,186 shares issued; 77,637,177 shares outstanding	78	78
Additional paid-in capital	1,088,782	1,086,817
Accumulated deficit	(1,061,102)	(1,062,438)
Treasury stock	(773)	(773)
Accumulated other comprehensive loss	(2,590)	(3,027)

Total stockholders’ equity	24,395	20,657

Total liabilities and stockholders’ equity	$56,767	$146,648

See accompanying Notes to Condensed Consolidated Financial Statements.

TERAYON COMMUNICATION SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$16,828	$23,440	$58,742	$60,178
Cost of goods sold	5,204	16,999	24,387	39,840

Gross profit	11,624	6,441	34,355	20,338
Operating expenses:
Research and development	3,980	3,555	12,955	13,043
Sales and marketing	3,750	6,326	14,325	17,610
General and administrative	6,887	5,570	16,351	12,590
Restructuring charges, executive severance and asset write-offs	344	235	366	1,799

Total operating expenses	14,961	15,686	43,997	45,042

Loss from operations	(3,337)	(9,245)	(9,642)	(24,704)
Interest income (expense), net	316	21	912	(255)
Gain on sale of assets	—	—	9,865	—
Other income (expense), net	(19)	1,180	277	1,195

Income (loss) before income tax expense	(3,040)	(8,044)	1,412	(23,764)
Income tax expense	(25)	(76)	(77)	(76)

Net income (loss)	$(3,065)	$(8,120)	$1,335	$(23,840)

Net income (loss) per share:
Basic	$(0.04)	$(0.11)	$0.02	$(0.31)

Diluted	$(0.04)	$(0.11)	$0.02	$(0.31)

Shares used in computing per share amounts:
Basic	77,637	76,445	77,637	76,998

Diluted	77,637	76,445	77,651	76,998

See accompanying Notes to Condensed Consolidated Financial Statements.

TERAYON COMMUNICATION SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$1,335	$(23,840)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,401	2,638
Stock-based compensation	1,965	—
Amortization of subordinated convertible notes premium	(286)	(166)
Accretion of discounts on short-term investments	(126)	(74)
Inventory provision	2,883	1,599
Provision for doubtful accounts	50	322
Restructuring provision	(614)	1,679
Write-off of fixed assets	970	596
Warranty provision	52	(792)
Vendor cancellation provision	(1,115)	(115)
Recognition of deferred gain on asset sale	(8,631)	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,300	6,233
Inventory	3,610	6,316
Other current assets	(4,738)	(4,709)
Long-term deferred cost of goods sold	1,791	(2,472)
Other assets	7,479	2,861
Accounts payable	581	(1,857)
Accrued payroll and related expenses	392	(2,674)
Deferred revenues	(10,812)	19,027
Deferred gain on asset sale	—	8,631
Accrued warranty expenses	(1,632)	(1,223)
Accrued restructuring and executive severance	(1,378)	(2,896)
Accrued vendor cancellation charges	(338)	(158)
Accrued other liabilities	(4,757)	2,276

Net cash provided by (used in) operating activities	(7,618)	11,202

Cash flows from investing activities:
Purchases of short-term investments	—	(32,847)
Proceeds from sales and maturities of short-term investments	54,033	14,973
Purchases of property and equipment	(1,619)	(1,473)

Net cash provided by (used in) investing activities	52,414	(19,347)

Cash flows from financing activities:
Debt extinguishment of convertible subordinated notes	(65,081)	—
Proceeds from issuance of common stock	—	2,916

Net cash provided by (used in) financing activities	(65,081)	2,916
Effect of foreign currency exchange rate changes	61	(442)

Net decrease in cash and cash equivalents	(20,224)	(5,671)
Cash and cash equivalents at beginning of period	28,867	43,218

Cash and cash equivalents at end of period	$8,643	$37,547

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$59	$142

Cash paid for interest	$461	$3,254

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

2.	Restatement of Previously Issued Financial Statements

On December 29, 2006, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K), and restated its consolidated financial statements for the first and second quarters of 2005 and prior periods. Restated financial information for the first and second quarters of 2005 are included in the financial information for the nine months ended September 30, 2005 presented in this Quarterly Report on Form 10-Q. See the Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements at September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been included.

Results for the three and nine months ended September 30, 2006 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s 2005 Form 10-K, as filed with the United States Securities and Exchange Commission (Commission). The accompanying condensed consolidated balance sheet at December 31, 2005 is derived from audited consolidated financial statements at that date.

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)

Raw materials	$167	$58
Work-in-process and finished goods	4,256	10,857

Total	$4,423	$10,915

Purchase Obligations

The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations consist of purchase orders placed with vendors for goods and services and require the Company to purchase minimum quantities of the suppliers’ products at a specified price. As of September 30, 2006, $5.8 million of purchase obligations were outstanding. The Company accrued vendor cancellation charges in an amount which represented management’s estimate of the Company’s exposure to vendors for its inventory commitments. As of September 30, 2006, accrued vendor cancellation charges were $0.1 million and the remaining $5.7 million was attributable to open purchase orders in the normal course of business. The remaining obligations become payable at various times throughout the remainder of 2006.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) Per Share

A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share data) (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$(3,065)	$(8,120)	$1,335	$(23,840)

Weighted-average shares — basic	77,637	76,445	77,637	76,998
Effect of dilutive potential common shares	—	—	13	—

Weighted-average shares — diluted	77,637	76,445	77,650	76,998

Net income (loss) per share — basic	$(0.04)	$(0.11)	$0.02	$(0.31)

Net income (loss) per share — diluted	$(0.04)	$(0.11)	$0.02	$(0.31)

For the three months ended September 30, 2006, the Company has 12,235,745 weighted average options to purchase shares of common stock that were not included in the computation of diluted income as the effect was anti-dilutive. For the nine months ended September 30, 2006, the Company has 12,673,921 weighted average options outstanding, of which 13,000 shares of common stock were included in the computation of diluted income as the effect was dilutive. For the three and nine months ended September 30, 2005, 8,574,622 and 9,015,874 weighted average options, respectively, were outstanding, and these common stock equivalents were not included in the computation of diluted net income (loss) per share since the effect would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), net unrealized gain (loss) on short-term investments and net foreign currency translation gain (loss).

The following are the components of comprehensive income (loss) during the three months and nine months ended September 30, 2006 and 2005, respectively (in thousands) (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$(3,065)	$(8,120)	$1,335	$(23,840)
Change in cumulative translation adjustments, net	20	(433)	61	(442)
Change in unrealized gain (loss) on available-for-sale investments, net	109	(12)	376	(144)

Total comprehensive income (loss)	$(2,936)	$(8,565)	$1,772	$(24,426)

The following are the components of accumulated other comprehensive loss (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)

Cumulative translation adjustments, net	$(2,493)	$(2,554)
Unrealized gain (loss) on available-for-sale investments, net	(97)	(473)

Total accumulated other comprehensive loss	$(2,590)	$(3,027)

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Litigation

Beginning in April 2000, several plaintiffs filed class action lawsuits in federal court against the Company and specific officers and directors of the Company. Later that year, the cases were consolidated in the United States District Court for the Northern District of California (Court) as In re Terayon Communication Systems, Inc. Securities Litigation. The Court then appointed lead plaintiffs who filed an amended complaint. In 2001, the Court granted in part and denied in part defendants’ motion to dismiss, and plaintiffs filed a new complaint. In 2002, the Court denied defendants’ motion to dismiss that complaint, which, like the earlier complaints, alleged that the defendants violated the federal securities laws by issuing materially false and misleading statements and failing to disclose material information regarding the Company’s technology. On February 24, 2003, the Court certified a plaintiff class consisting of those who purchased or otherwise acquired the Company’s securities between November 15, 1999 and April 11, 2000. On September 8, 2003, the Court heard defendants’ motion to disqualify two of the lead plaintiffs and to modify the definition of the plaintiff class. On September 10, 2003, the Court issued an order vacating the hearing date for the parties’ summary judgment motions, and, on September 22, 2003, the Court issued another order staying all discovery until further notice and vacating the trial date, which had been scheduled for November 4, 2003. On February 23, 2004, the Court issued an order disqualifying two of the lead plaintiffs and ordered discovery, which was conducted. In February 2006, the Company mediated the case with plaintiffs’ counsel. As part of the mediation, the Company reached a settlement of $15.0 million. After this mediation, the Company’s insurance carriers agreed to tender their remaining limits of coverage, and the Company contributed approximately $2.2 million to the settlement. On March 17, 2006, the Company, along with plaintiffs’ counsel, submitted the settlement to the Court and the shareholder class for approval. The Company accrued $2.2 million to litigation expense settlement in the fourth quarter 2005. The Court held a hearing to review the settlement of the shareholder litigation on September 25, 2006. To date, the Court has not approved the settlement.

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

In 2002, two shareholders filed derivative cases purportedly on behalf of the Company against certain of its current and former directors, officers and investors. (The defendants differed somewhat in the two cases.) Since the cases were filed, the investor defendants have been dismissed without prejudice, and the lawsuits have been consolidated as Campbell v. Rakib in the Superior Court of California, County of Santa Clara. The Company is a nominal defendant in these lawsuits, which allege claims relating to essentially the same purportedly misleading statements that are at issue in the securities class action filed in April 2000. In that

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities class action, the Company disputed making any misleading statements. The derivative complaints also allege claims relating to stock sales by certain of the director and officer defendants. On September 15, 2006, the Company entered into a Stipulation of Settlement of Derivative Claims. On September 18, 2006, the Superior Court of California, County of Santa Clara approved the final settlement of the derivative litigation entitled In re Terayon Communication Systems, Inc. Derivative Litigation (Case No. CV 807650). In connection with the settlement, the Company paid $1.0 million in attorney’s fees and expenses to the derivative plaintiffs’ counsel and agreed to adopt certain corporate governance practices. The Company accrued $1.0 million to litigation expense settlement in the fourth quarter 2005.

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s 1997 Plan and 1998 Non-Employee Directors’ Stock Option Plan (1998 Plan) provide for non-discretionary nonqualified stock options to be issued to the Company’s non-employee directors automatically as of the effective date of their election to the Board of Directors and annually following each annual stockholder meeting. Exercise prices of nonqualified options may not be less than 100% and 85% of the fair market value of the common stock at the date of grant under the 1998 Plan and the 1997 Plan respectively. Options from the 1998 Plan and the 1997 Plan generally vest and become exercisable over a period not to exceed three or five years, respectively, from the date of grant. Unexercised options expire six to ten years after the date of grant.

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General Option Information

The following table presents a summary of option activity during the nine months ended September 30, 2006 (unaudited):

		Options Outstanding
	Options		Weighted
	Available	Number of	Average
	for Grant	Shares	Exercise Price

December 31, 2005	5,530,925	13,031,986	$4.78
Authorized	3,000,000	—	—
Granted	(577,000)	577,000	2.05
Exercised	—	—	—
Cancelled	1,425,574	(1,425,574)	3.66

September 30, 2006	9,379,499	12,183,412	$4.78

Valuation and Expense Information under SFAS 123(R)

Effective January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the stock option plans based on estimated fair values. The Company elected to adopt SFAS 123(R) using the modified prospective recognition method, which requires the Company to recognize compensation cost for new and unvested stock options, restricted stock, restricted stock units and employee stock purchase plan shares. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and nine months ended September 30, 2006 which is allocated as follows (in thousands, except per share data) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Cost of goods sold	$75	$—	$243	$—
Research and development	141	—	491	—
Sales and marketing	103	—	655	—
General and administrative	167	—	576	—

Share-based compensation effect in income before taxes	486	—	1,965	—
Income taxes	—	—	—	—

Net share-based compensation effect in net loss	$486	$—	$1,965	$—

Impact on net loss per share:
Basic	$0.01	$—	$0.03	$—

Diluted	$0.01	$—	$0.03	$—

Shares used in computing per share amounts:
Basic	77,637	76,445	77,637	76,998

Diluted	77,637	76,445	77,651	76,998

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2006, unamortized compensation expense related to outstanding unvested stock options that are expected to vest was approximately $3.5 million. This unamortized compensation expense is expected to be recognized over a weighted average period of approximately 2.2 years.

The following table presents pro forma information required under SFAS 123 for periods prior to 2006, which assumes the Company’s application of the fair value recognition provisions of SFAS 123 to options granted under the Company’s equity incentive plans (in thousands, except per share data) (unaudited):

	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2005	Sept. 30, 2005

Net loss, as reported	$(8,120)	$(23,840)
Less: total share-based employee compensation determined under the fair value method recognition provisions of SFAS 123 for all awards, net of tax	958	3,326

Pro forma net loss	$(9,078)	$(27,166)

Reported basic and diluted net loss per share	$(0.11)	$(0.31)

Pro forma basic and diluted net loss per share	$(0.12)	$(0.35)

Shares used in computing pro forma basic and diluted net loss per share	76,445	76,998

The following table presents the weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values during the three and nine months ended September 30, 2006 and 2005, based on the following estimates at the date of grant (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006(1)	2005	2006	2005

Weighted average estimated fair value of grant	$—	$1.22	$0.90	$1.42
Expected life (in years)	2.2	5.0	2.2	4.9
Risk-free interest rate	4.8%	3.9%	4.4%	3.9%
Volatility	53.3%	36.6%	72.6%	50.0%
Dividend yield	—%	—%	—%	—%

(1)	There were no options granted during the three months ended September 30, 2006. If the Company had granted options during the quarter ended June 30, 2006, these variables would have been used to calculate the fair value of the options.

The Company used its historical stock price volatility as the expected volatility assumption. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by employees. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options outstanding that have vested and are expected to vest as of September 30, 2006 are as follows (unaudited):

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (in years)	Value(1)

Vested	9,542,095	$5.38	5.6	$7,675
Expected to vest	2,267,783	2.55	6.2	—

Total	11,809,878	4.83	5.6	$7,675

(1)	These amounts represent the differences between the exercise price and $0.99 the closing price of Terayon stock on September 29, 2006 as reported on the Pink Sheets, for all in-the-money options outstanding.

6.	Operating Segment Information

The Company operates as one business segment. The following table presents revenues for groups of similar products (in thousands, except percentages) (unaudited):

	Three Months Ended				Nine Months Ended
	September 30,		Variance	Variance	September 30,		Variance	Variance
	2006	2005	in Dollars	in Percent	2006	2005	in Dollars	in Percent

Revenues by product:
DVS	$12,449	$10,293	$2,156	20.9%	$42,295	$21,601	$20,694	95.8%
HAS	3,764	10,116	(6,352)	(62.8)%	12,562	32,448	(19,886)	(61.3)%
CMTS	615	3,031	(2,416)	(79.7)%	3,885	6,129	(2,244)	(36.6)%

Total	$16,828	$23,440	$(6,612)	(28.2)%	$58,742	$60,178	$(1,436)	(2.4)%

The following table is a breakdown of revenues by geographic region (in thousands, except percentages) (unaudited):

	Three Months Ended				Nine Months Ended
	September 30,		Variance	Variance	September 30,		Variance	Variance
	2006	2005	in Dollars	in Percent	2006	2005	in Dollars	in Percent

Revenues:
United States	$11,478	$14,173	$(2,695)	(19.0)%	$39,972	$32,146	$7,826	24.3%
Americas, excluding United States	451	427	24	5.6%	2,181	1,235	946	76.6%
Europe, Middle East and Africa (EMEA), excluding Israel	1,843	3,471	(1,628)	(46.9)%	9,268	10,393	(1,125)	(10.8)%
Israel	2,537	1,441	1,096	76.1%	3,406	5,525	(2,119)	(38.4)%
Asia, excluding Japan	204	3,546	(3,342)	(94.2)%	2,865	9,814	(6,949)	(70.8)%
Japan	315	381	(66)	(17.3)%	1,050	1,065	(15)	(1.4)%

Total	$16,828	$23,440	$(6,612)	(28.2)%	$58,742	$60,178	$(1,436)	(2.4)%

Three customers, Comcast Corporation (Comcast), Harmonic, Inc. (Harmonic) and Time Warner Cable (TWC) each accounted for 10% or more of total revenues (25%, 13% and 10%, respectively) for the three months ended September 30, 2006. Two customers, Comcast and Harmonic, each accounted for 10% or more

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of total revenues (17% and 15%, respectively) for the nine months ended September 30, 2006. Two customers, Harmonic and Cox Communications, Inc. (Cox), each accounted for 10% or more of total revenues (16% and 10%, respectively) for the three months ended September 30, 2005. One customer, Harmonic, accounted for 13% of total revenues for the nine months ended September 30, 2005.

Four customers, TWC, Harmonic, Cox and Comcast, each accounted for 10% or more of accounts receivable (27%, 15%, 13% and 12%, respectively) as of September 30, 2006. Three customers, Comcast, HOT Telecom and Harmonic, each accounted for 10% or more of accounts receivable (17%, 14%, and 10%, respectively) as of September 30, 2005.

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the accrued restructuring balances related to the 2004 restructurings as of September 30, 2006 (in thousands) (unaudited):

	Excess Leased	Aircraft Lease
	Facilities	Termination	Total

Balance at December 31, 2005	$2,053	$498	$2,551
Cash payments	(982)	(261)	(1,243)
Changes in estimate	(560)	(54)	(614)

Balance at September 30, 2006	$511	$183	$694

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

Asset Write-offs

For the nine months ended September 30, 2006, the Company wrote-off $1.0 million related to the impairment of leasehold improvements. For the nine months ended September 30, 2005, asset write-offs were $0.6 million.

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Settlement of Derivative Lawsuit

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

We had a net loss of $3.1 million, or $0.04 per share for the three months ended September 30, 2006, and net income of $1.3 million, or $0.02 per share for the nine months ended September 30, 2006. Our positive net income for the nine months ended September 30, 2006 was primarily attributable to our recognition of proceeds from the sale of our cable modem semiconductor assets to ATI Technologies, Inc. (ATI). Under the terms of the agreement with ATI dated March 2005, we received payments upon the closing in March 2005 and upon the achievement of certain milestones between March 2005 and June 2006. However, none of the gain from the asset sale to ATI could be recognized until all milestones were achieved and as a result, we recorded a deferred gain of $8.6 million. In June 2006 and upon the completion of all milestones, we were able to recognize a $9.9 million gain from the asset sale to ATI including $8.6 million of deferred gain from prior periods and $1.1 million that was released from escrow in June 2006, which represented the purchase price of $12.5 million, less transaction related costs of $2.6 million. While we continued to operate at a loss during the three months ended September 30, 2006, we recognized a gain of $9.9 million from the asset sale to ATI in the nine months ended September 30, 2006.

With the exception of the quarter ended June 30, 2006, we have not been profitable in any quarterly period. We may remain unprofitable in future periods. Our ability to grow our business, as well as attaining and sustaining profitability, are dependent on our ability to effectively compete in the marketplace with our current products and services, the development, introduction and acceptance of new products and services, containing operating expenses and improving gross margins.

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

In order to recognize revenue from individual elements within a multiple element arrangement under SOP 97-2, we must establish vendor specific objective evidence (VSOE) of fair value for each element. Prior to 2006, for the DVS products, we determined that we did not establish VSOE of fair value for the undelivered element of PCS, which required us to recognize revenue and cost of goods sold of both the hardware element and the PCS element ratably over the period of the customer support contract. Beginning in the first quarter of 2006, we determined that we established VSOE of fair value of the PCS element for the DVS product sales as a result of maintaining consistent pricing practices for PCS, including consistent pricing of renewal rates for PCS. For the DVS products sold beginning in the first quarter of 2006 that contain a multiple element arrangement, we recognize revenue and cost of goods sold from the hardware component when all criteria of SAB 104 and SOP 97-2 have been met and revenue and cost of goods sold related to the PCS element ratably over the period of the PCS.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2006 and September 30, 2005

Revenues

Our revenues decreased 28% to $16.8 million for the three months ended September 30, 2006, compared to $23.4 million for the three months ended September 30, 2005. Our revenues decreased 2% to $58.7 million for the nine months ended September 30, 2006, compared to $60.2 million for the nine months ended

September 30, 2005. While revenues from our DVS products increased during these periods, the overall decrease in revenues was primarily due to decreased sales of our HAS and CMTS products following our discontinuation of both product lines. We expect both overall revenues and revenue invoiced and recognized in 2006 to be lower than in 2005.

Revenues by Groups of Similar Products

The following table presents revenues for groups of similar products (in thousands, except percentages) (unaudited):

	Three Months Ended				Nine Months Ended
	September 30,		Variance	Variance	September 30,		Variance	Variance
	2006	2005	in Dollars	in Percent	2006	2005	in Dollars	in Percent

Revenues by product:
DVS	$12,449	$10,293	$2,156	20.9%	$42,295	$21,601	$20,694	95.8%
HAS	3,764	10,116	(6,352)	(62.8)%	12,562	32,448	(19,886)	(61.3)%
CMTS	615	3,031	(2,416)	(79.7)%	3,885	6,129	(2,244)	(36.6)%

Total	$16,828	$23,440	$(6,612)	(28.2)%	$58,742	$60,178	$(1,436)	(2.4)%

Revenues from the sale of HAS products decreased to $3.8 million, or 22%, of revenues for the three months ended September 30, 2006, compared to $10.1 million, or 43% of revenues for the three months ended September 30, 2005. Revenues from the sale of HAS products decreased to $12.6 million, or 21% of revenues for the nine months ended September 30, 2006, compared to $32.4 million, or 54% of revenues for the nine months ended September 30, 2005. In January 2006, we announced that we were discontinuing the HAS product line to focus solely on digital video. As a result, we continue to sell our remaining HAS inventory and collect the remaining receivables with respect to our HAS products, and we expect revenue from the sale of our HAS products to continue to decline over the remainder of 2006. We anticipate that all remaining HAS inventories will be sold during the first quarter of 2007. CMTS revenues decreased to $0.6 million, or 4% of revenues for the three months ended September 30, 2006, compared to $3.0 million, or 13% of revenues the three months ended September 30, 2005. CMTS revenues decreased to $3.9 million, or 7% of revenues, for the nine months ended September 30, 2006, compared to $6.1 million, or 10% of revenues the nine months ended September 30, 2005. We do not believe that sales of CMTS products will be material for the remainder of 2006 and in future periods.

Revenues from the sale of DVS products increased to $12.4 million for the three months ended September 30, 2006, compared to $10.3 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, revenues from the sale of DVS products increased to $42.3 million, compared to $21.6 million for the nine months ended September 30, 2005.

The following is a breakdown of DVS product revenue by period invoiced (in millions, except percentages) (unaudited):

	Three Months Ended
	September 30,		Variance	Variance
	2006	2005	in Dollars	in Percent

DVS product revenue invoiced and recognized in current period:
Total invoiced in current period	$10.2	$12.5	$(2.3)	(18.4)%
Less: Invoiced in current period and recognized in future periods	1.2	8.8	(7.6)	(86.4)%

Total invoiced and recognized in current period	9.0	3.7	5.3	143.2%

DVS product revenue invoiced in prior periods and recognized in current period:
Invoiced in prior fiscal years and recognized in current period	3.1	1.7	1.4	82.4%
Invoiced in prior quarters within fiscal year and recognized in current period	0.3	4.9	(4.6)	(93.9)%

Total invoiced in prior periods and recognized in current period	3.4	6.6	(3.2)	(48.5)%

Total DVS product revenue recognized in current period	$12.4	$10.3	$2.1	20.4%

	Nine Months Ended
	September 30,		Variance	Variance
	2006	2005	in Dollars	in Percent

DVS product revenue invoiced and recognized in current period:
Total invoiced in current period	$30.9	$44.4	$(13.5)	(30.4)%
Less: Invoiced in current period and recognized in future periods	2.7	28.7	(26.0)	(90.6)%

Total invoiced and recognized in current period	28.2	15.7	12.5	79.6%
DVS product revenue invoiced in prior fiscal years and recognized in current period	14.1	5.9	8.2	139.0%

Total DVS product revenue recognized in current period	$42.3	$21.6	$20.7	95.8%

Although total revenue recognized from the sale of DVS products increased in the three and nine months ended September 30, 2006 compared to the same periods in 2005, the amount of DVS product revenue invoiced in the three and nine months ended September 30, 2006 decreased compared to the same periods in 2005. The amount of DVS product revenue invoiced in the three months ended September 30, 2006 and 2005 was $10.2 million and $12.5 million, respectively, representing a decrease of 18%. Of the DVS product revenue invoiced during the three months ended September 30, 2006 and 2005, $9.0 million and $3.7 million, respectively, was recognized as revenue during the three months ended September 30, 2006 and 2005, while the remaining amounts of $1.2 million and $8.8 million, respectively, will be recognized as revenue in future periods. The increase in revenue invoiced and recognized in the current period and the corresponding decrease in revenue invoiced in the current period but deferred and recognized in future periods is primarily attributable to our establishment of VSOE of fair value for the PCS element of the DVS products in the first quarter of 2006. Additionally, primarily due to the lack of establishing VSOE of fair value of the PCS element of the DVS products prior to the first quarter of 2006, $3.4 million and $6.6 million of DVS product revenue invoiced in prior periods was recognized during the three months ended September 30, 2006 and 2005, respectively.

In the nine months ended September 30, 2006 and 2005, the amount of DVS product revenue invoiced was $30.9 million and $44.4 million, respectively, representing a decrease of 30%. Of the DVS product revenue invoiced during the nine months ended September 30, 2006 and 2005, $28.2 million and $15.7 million, respectively, was recognized as revenue during the nine months ended September 30, 2006 and 2005 while the remaining amounts of $2.7 million and $28.7 million, respectively, will be recognized as revenue in future periods. The increase in revenue invoiced and recognized in the current period and the corresponding decrease in revenue invoiced in the current period but deferred and recognized in future periods is primarily attributable to our establishment of VSOE of fair value for the PCS element of the DVS products in the first quarter of 2006. Additionally, primarily due to the lack of establishing VSOE of fair value of the PCS element of the DVS products prior to the first quarter of 2006, $14.1 million and $5.9 million of DVS product revenue invoiced in prior periods was recognized in the nine months ended September 30, 2006 and 2005, respectively.

Revenues by Geographic Region

The following table is a breakdown of revenues by geographic region (in thousands, except percentages) (unaudited):

	Three Months Ended				Nine Months Ended
	September 30,		Variance	Variance	September 30,		Variance	Variance
	2006	2005	in Dollars	in Percent	2006	2005	in Dollars	in Percent

Revenues:
United States	$11,478	$14,173	$(2,695)	(19.0)%	$39,972	$32,146	$7,826	24.3%
Americas, excluding United States	451	427	24	5.6%	2,181	1,235	946	76.6%
Europe, Middle East and Africa (EMEA), excluding Israel	1,843	3,471	(1,628)	(46.9)%	9,268	10,393	(1,125)	(10.8)%
Israel	2,537	1,441	1,096	76.1%	3,406	5,525	(2,119)	(38.4)%
Asia, excluding Japan	204	3,546	(3,342)	(94.2)%	2,865	9,814	(6,949)	(70.8)%
Japan	315	381	(66)	(17.3)%	1,050	1,065	(15)	(1.4)%

Total	$16,828	$23,440	$(6,612)	(28.2)%	$58,742	$60,178	$(1,436)	(2.4)%

Revenues in the United States decreased to $11.5 million for the three months ended September 30, 2006, compared to $14.2 million for the three months ended September 30, 2005. The decline in revenue generated from the United States was attributable to the substantial completion of the build-out of all-digital simulcast (ADS) networks by several major multiple system operators (MSOs) in the first half of 2006, compared with the ongoing build-out of ADS networks by major MSOs during the third quarter of 2005. During the nine months ended September 30, 2006, revenues in the United States increased to $40.0 million, or 68% of revenues, compared to $32.1 million, or 53% of revenues, during the corresponding period in 2005. The increase in revenue in the United States as a percentage of overall revenue in the nine months ended September 30, 2006 was attributable to our focus of selling our DVS products within the United States to MSOs. We expect that sales to MSOs in the United States will continue to be the main source of our overall revenues for the remainder of 2006 and in future periods due to the continuing expected build-out of ADS networks by second- and third-tier MSOs and the increasing importance of ad insertion within the United States market. The decrease in international revenues for markets other than Israel is primarily attributable to the discontinuation of our CMTS and HAS products which accounted for the majority of our revenues outside the United States. We anticipate that total international revenues will continue to decrease in 2006 based on the continued decline in sales of our CMTS and HAS products as we exhaust the remaining inventory of these products. DVS product revenues outside the United States have been nominal, and we expect such revenues to continue to be nominal in the foreseeable future, in part because ad insertion is less popular and often not feasible outside the United States. The increase in revenues in Israel in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was the result of sales of eMTA products to one customer.

Three customers, Comcast Corporation (Comcast), Harmonic, Inc. (Harmonic) and Time Warner Cable (TWC), each accounted for 10% or more of total revenues (25%, 13% and 10%, respectively) for the three months ended September 30, 2006. Two customers, Comcast and Harmonic, each accounted for 10% or more of total revenues (17% and 15%, respectively) for the nine months ended September 30, 2006. Two customers, Harmonic and Cox Communications, Inc. (Cox), each accounted for 10% or more of total revenues (16% and 10%, respectively) for the three months ended September 30, 2005. One customer, Harmonic, accounted for 13% of total revenues for the nine months ended September 30, 2005.

Four customers, TWC, Harmonic, Cox and Comcast, each accounted for 10% or more of accounts receivable (27%, 15%, 13% and 12%, respectively) as of September 30, 2006. Three customers, Comcast, HOT Telecom and Harmonic, each accounted for 10% or more of accounts receivable (17%, 14% and 10%, respectively) as of September 30, 2005.

Cost of Goods Sold and Gross Profit

Total cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment.

Total cost of goods sold decreased to $5.2 million in the three months ended September 30, 2006 from $17.0 million in the three months ended September 30, 2005. Total cost of goods sold decreased to $24.4 million in the nine months ended September 30, 2006 from $39.8 million in the nine months ended September 30, 2005.

Direct cost of goods sold for our HAS products was $1.0 million and $10.0, million respectively, for the three months ended September 30, 2006 and 2005 and $8.5 million and $27.1 million, respectively, for the nine months ended September 30, 2006 and 2005. The direct cost of goods sold for our HAS products decreased due to declining sales of our HAS products following our decision to discontinue the product line in January 2006. The direct cost of goods sold for our CMTS products was nominal and $2.3 million, respectively, for the three months ended September 30, 2006 and 2005 and $1.6 million and $3.7 million, respectively, for the nine months ended September 30, 2006 and 2005. The direct cost of goods sold for our CMTS products decreased as total units sold for our CMTS products decreased.

Direct cost of goods sold related to our DVS products increased to $3.1 million in the three months ended September 30, 2006, compared to $2.5 million in the three months ended September 30, 2005. Direct cost of goods sold related to our DVS products increased to $10.2 million in the nine months ended September 30, 2006, compared to $5.0 million in the nine months ended September 30, 2005.

The following tables are a breakdown of DVS product cost of goods sold by period invoiced (in millions, except percentages) (unaudited):

	Three Months Ended
	September 30,		Variance	Variance
	2006	2005	in Dollars	in Percent

DVS product cost of goods sold invoiced and recognized in current period:
Total invoiced in current period	$2.3	$3.2	$(0.9)	(28.1)%
Less: Invoiced in current period and recognized in future periods	—	2.3	(2.3)	(100.0)%

Total invoiced and recognized in current period	2.3	0.9	1.4	155.6%

DVS product cost of goods sold invoiced in prior periods and recognized in current period:
Invoiced in prior fiscal years and recognized in current period	0.8	0.4	0.4	100.0%
Invoiced in prior quarters within fiscal year and recognized in current period	—	1.2	(1.2)	(100.0)%

Total invoiced in prior periods and recognized in current period	0.8	1.6	(0.8)	(50.0)%

Total DVS product cost of goods sold recognized in current period	$3.1	$2.5	$0.6	24.0%

	Nine Months Ended
	September 30,		Variance	Variance
	2006	2005	in Dollars	in Percent

DVS product cost of goods sold invoiced and recognized in current period:
Total invoiced in current period	$6.9	$11.4	$(4.5)	(39.5)%
Less: Invoiced in current period and recognized in future periods	—	7.7	(7.7)	(100.0)%

Total invoiced and recognized in current period	6.9	3.7	3.2	86.5%
DVS product cost of goods sold invoiced in prior fiscal years and recognized in current period	3.3	1.3	2.0	153.8%

Total DVS product cost of goods sold recognized in current period	$10.2	$5.0	$5.2	104.0%

In the three months ended September 30, 2006 and 2005, the cost of goods sold related to DVS products invoiced during the period was $2.3 million and $3.2 million, respectively, representing a decrease of $0.9 million. Cost of goods sold related to revenue invoiced and recognized on DVS products during the three months ended September 30, 2006 and 2005 was $2.3 million and $0.9 million, respectively. In the first quarter of 2006, we established VSOE of fair value for the PCS element of our DVS products, which allowed us to recognize revenue and cost of goods sold related to the hardware component of our DVS products when all criteria of SAB 104 and SOP 97-2 had been met. Accordingly, cost of goods sold related to DVS products invoiced in the three months ended September 30, 2006 and recognized in future periods was zero, compared to $2.3 million for the three months ended September 30, 2005 due to the lack of established VSOE of fair value for all elements of our DVS products in periods prior to 2006. Additionally, $0.8 million and $1.6 million, respectively, of cost of goods sold were recognized during the three months ended September 30, 2006 and 2005 for DVS products invoiced in prior periods.

In the nine months ended September 30, 2006 and 2005, the cost of goods sold related to DVS products invoiced during the period was $6.9 million and $11.4 million, respectively, representing a decrease of $4.5 million. Cost of goods sold related to revenue invoiced and recognized on DVS products during the nine months ended September 30, 2006 and 2005 was $6.9 million and $3.7 million, respectively. As discussed above, based on the establishment of VSOE of fair value for the PCS element of our DVS products starting in the first quarter of 2006, DVS product cost of goods sold invoiced in the current period and deferred to future periods decreased from $7.7 million in the nine months ended September 30, 2005 to zero in the nine months ended September 30, 2006. Additionally, $3.3 million and $1.3 million, respectively, of cost of goods sold were recognized during the three months ended September 30, 2006 and 2005, for DVS products invoiced in prior periods.

For the three months ended September 30, 2006, gross profit was $11.6 million, or 69% of revenues. This represented a $5.2 million increase compared to the three months ended September 30, 2005, in which gross profit was $6.4 million, or 27% of revenues. For the nine months ended September 30, 2006, gross profit was $34.4 million, or 58% of revenues. This represented a $14.0 million increase from the nine months ended September 30, 2005, in which gross profit was $20.3 million, or 34% of revenues. The increase in our gross profit as a percentage of revenues was primarily attributable to an increase in revenues from the sales of our higher margin DVS products and a decrease in revenues from our lower margin HAS and CMTS products. Gross profit for the three months ended September 30, 2006 reflected no benefit to cost of goods sold related to the sale of inventories that were reserved in prior periods as excess and obsolete compared to a $1.3 million benefit in the three months ended September 30, 2005. Gross profit for the nine months ended September 30, 2006 was favorably impacted by a $1.4 million benefit to cost of goods sold compared to a $3.3 million benefit in the nine months ended September 30, 2005.

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

Operating Expenses

The following table summarizes research and development, sales and marketing, and general and administrative expenses and restructuring charges, executive severance and asset write-offs (in thousands, except percentages) (unaudited):

	Three Months Ended				Nine Months Ended
	September 30,		Variance	Variance	September 30,		Variance	Variance
	2006	2005	in Dollars	in Percent	2006	2005	in Dollars	in Percent

Research and development	$3,980	$3,555	$425	12.0%	$12,955	$13,043	$(88)	(0.7)%
Sales and marketing	3,750	6,326	(2,576)	(40.7)%	14,325	17,610	(3,285)	(18.7)%
General and administrative	6,887	5,570	1,317	23.6%	16,351	12,590	3,761	29.9%
Restructuring charges, executive severance and asset write-offs	344	235	109	46.4%	366	1,799	(1,433)	(79.7)%

Research and Development.  Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, expenditures for outside engineering consultants, and testing equipment and supplies required to develop and enhance our products. For the three months ended September 30, 2006, research and development expenses were $4.0 million, or 24% of revenues, compared to $3.6 million, or 15% of revenues for the three months ended September 30, 2005. The $0.4 million increase in research and development expenditures in the three months ended September 30, 2006 was attributable to increased outside engineering consultant services and increased spending on outsourced development services in connection with our DVS products.

Research and development expenses remained constant at $13.0 million, or 22% of revenues for both the nine months ended September 30, 2006 and 2005. Reductions in research and development based on the discontinuation of our CMTS product and decreased spending on HAS product innovation were offset by increased costs for DVS product development, including increased expenditures related to outsourced development services. We believe it is critical for us to continue to make significant investments in research and development to create innovative technologies and products that meet the current and future requirements of our customers. While we anticipate that our overall research and development expenses will remain constant or decrease slightly in 2006, we intend to increase our investment in research and development as it relates to DVS product development in 2006 and in future periods.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, salaries for marketing and support personnel and costs related to marketing communications, consulting and travel. Sales and marketing expenses decreased significantly to $3.8 million, or 22% of revenues for the three months ended September 30, 2006, compared to $6.3 million, or 27% of revenues for the three months ended September 30, 2005. The reduction in sales and marketing expense was partly attributable to a $0.9 million reduction in compensation expenses and a $0.2 million decrease in travel expenses that resulted from headcount reductions implemented in 2006 as well as a $0.4 million decrease in marketing expenses primarily related to a reduction in tradeshows and advertising expenses and a $0.2 million reduction in spending on outside sales and marketing professional services.

For the nine months ended September 30, 2006, sales and marketing expenses were $14.3 million, or 24% of revenues, compared to $17.6 million, or 29% of revenues for the nine months ended September 30, 2005. The reduction in sales and marketing expense was attributable to a $0.8 million decrease in tradeshows and advertising expenses, a $0.4 million decrease in travel expenses, and a $0.8 million decrease in sales and marketing personnel and contractor services. We expect sales and marketing expenses to continue to decrease in 2006 compared to 2005 as a result of lower advertising expenditures and headcount reductions.

General and Administrative.  General and administrative expenses consist primarily of salary and benefits for administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. For the three months ended September 30, 2006, general and administrative expenses were $6.9 million, or 41% of revenues, compared to $5.6 million, or 24% of revenues for the three months ended September 30, 2005. The increase was primarily due to a $1.7 million increase in financial audit fees and a $0.2 million increase in legal fees related to our restatement activities and litigation expenses. These cost increases were partially offset by a $0.2 million reduction of depreciation expense.

For the nine months ended September 30, 2006, general and administrative expenses were $16.4 million, or 28% of revenues, compared with $12.6 million, or 21% of revenues for the nine months ended September 30, 2005. Higher general and administrative expenses were primarily a result of expenses associated with the restatement, which included increased fees of $2.2 million for audit fees, $2.7 million for legal services including fees related to restatement activities and litigation expenses, and $1.7 million for external accounting consultants. These cost increases were partially offset by decreased depreciation expenses of $0.4 million and a $0.5 million reduction in recruiting costs.

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

Restructuring Charges, Executive Severance and Asset Write-offs.  Restructuring charges, executive severance and asset write-offs for the three and nine months ended September 30, 2006 were $0.3 million and $0.4 million, respectively. The amount consists primarily of a decrease in an accrual of $0.6 million due to a change in estimate for excess leased facilities and $1.0 million charge for the write-off of leasehold improvements related to the Santa Clara facility during the three and nine months ended September 30, 2006. Restructuring charges, executive severance and asset write-offs for the three and nine months ended September 30, 2005 totaled $0.2 million and $1.8 million, respectively, and related primarily to severance and benefit costs.

For further detail, refer to Note 7, “Restructuring Charges and Asset Write-offs,” to Condensed Consolidated Financial Statements.

Non-operating Expenses

The following table presents non-operating expenses (in thousands, except percentages) (unaudited):

	Three Months Ended				Nine Months Ended
	September 30,		Variance	Variance	September 30,		Variance	Variance
	2006	2005	in Dollars	in Percent	2006	2005	in Dollars	in Percent

Interest income (expense), net	$316	$21	$295	1404.8%	$912	$(255)	$1,167	457.6%
Gain on sale of assets	—	—	—	—%	9,865	—	9,865	100%
Other income (expense), net	(19)	1,180	(1,199)	(101.6)%	277	1,195	(918)	(76.8)%

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

The gain on sale of assets relates to our recognition of the gain realized from the sale of assets to ATI in June 2006.

Income Taxes

With the exception of the three months ended June 30, 2006, we have generated losses since our inception. We have not recorded a tax provision based on net income for the nine months ended September 30, 2006, due to the large net operating loss carry forwards we have to offset any federal and state tax liability. Income tax expense for the three and nine months ended September 30, 2006 and 2005 is nominal and primarily related to foreign taxes.

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

During the three and nine months ended September 30, 2006, we recorded total stock-based compensation of $0.5 million and $2.0 million, respectively.

At September 30, 2006, unamortized compensation expense related to outstanding unvested stock options that are expected to vest was approximately $3.5 million. This unamortized compensation expense is expected to be recognized over a weighted average period of approximately 2.2 years.

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

Liquidity and Capital Resources

At September 30, 2006, we had $27.5 million in cash and cash equivalents and short-term investments compared to $101.3 million as of December 31, 2005. The reduction in cash and cash equivalents and short-term investments of $73.8 million since December 31, 2005 was primarily attributable to the repayment in March 2006 of $65.6 million in the aggregate principal amount of the Notes, including all accrued and unpaid interest and related fees, and the funding of operating activities.

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

Cash used in operating activities for the nine months ended September 30, 2006 was $7.6 million compared to cash provided by operating activities of $11.2 million in the same period in 2005. In the nine months ended September 30, 2006, the cash used in operating activities was affected by a $10.8 million reduction in deferred revenues and offset by the net income of $1.3 million, a $4.3 million decrease in accounts receivable and a $4.7 million increase in other current assets. In the nine months ended September 30, 2005, the cash provided by operating activities was largely driven by a $19.0 million increase in deferred revenues and a $2.3 million increase in accrued other liabilities, and offset by the net loss of $23.8 million.

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

Investing activities consisted primarily of net purchases and sales of short-term investments. Cash provided by investing activities for the nine months ended September 30, 2006 was $52.4 million compared to cash used by investing activities of $19.3 million in the same period in 2005. The proceeds from the sale of short-term investments in the first quarter of 2006 were required to repay the Notes as described above.

Cash used by financing activities of $65.1 million in the first nine months of 2006 was due to the repayment of $65.1 million of face value for the Notes. Cash provided by financing activities in the first nine months of 2005 was $2.9 million, due to proceeds from the exercise of stock options.

We currently believe that our current unrestricted cash, cash equivalents and short-term investment balances will be sufficient to satisfy our cash requirements for at least the next 12 months. In order to achieve profitability in the future, we will need to increase revenues, primarily through sales of more profitable products, and decrease costs. These statements are forward-looking in nature and involve risks and uncertainties. Actual results may vary as a result of a number of factors, including those discussed under Item 1A — Risk Factors in this Quarterly Report on Form 10-Q and our 2005 Form 10-K. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, and financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. We cannot assure that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions) (unaudited):

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Unconditional purchase obligations	$5.8	$5.8	$—	$—	$—
Operating lease obligations	9.7	3.2	6.2	0.3	—
Aircraft lease obligations	0.4	0.4	—	—	—

Total	$15.9	$9.4	$6.2	$0.3	$—

We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of September 30, 2006, we had approximately $5.8 million of purchase obligations, of which $0.1 million is included in the Condensed Consolidated Balance Sheet as accrued vendor cancellation charges, and the remaining $5.7 million is attributable to open purchase orders. The remaining purchase obligations become payable at various times throughout the remainder of 2006.

We entered into a lease agreement for $2.3 million to lease a facility of approximately 63,069 square feet from October 2006 through September 2009. We entered into a sub-sublease for $6.7 million to sub-sublease a facility with approximately 141,000 square feet from October 2006 through October 2009.

The following table presents other commercial commitments, primarily required to support operating leases (in millions) (unaudited):

	Amount of Commitment Expiration per Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Deposits	$7.5	$7.5	$—	$—	$—
Standby letters of credit	0.4	—	—	0.4	—

Total	$7.9	$7.5	$—	$0.4	$—

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

Foreign Currency Risk.  A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions from Belgium, United Kingdom, Hong Kong and Canada. If foreign currency rates were to fluctuate by 10% from the rates at September 30, 2006, our financial position, results of operations and cash flows would not be materially affected. However, we cannot guarantee that there will not be a material impact in the future.

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

In connection with the preparation of this Form 10-Q for the quarter ended September 30, 2006, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Based on that evaluation, the CEO and

CFO concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2006 because of the material weaknesses in the Company’s management report on internal controls over financial reporting included in Item 9A to its Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K) and outlined below. As of September 30, 2006, none of the material weaknesses identified in the 2005 Form 10-K have been fully remediated, and each remains ongoing as of the filing date of this Form 10-Q. Because the material weaknesses described below have not been fully remediated as of the filing date of this Form 10-Q, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.

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

Because of the material weaknesses, the CEO and CFO concluded that the Company did not maintain effective internal control over financial reporting at a reasonable assurance level as of September 30, 2006 or at the filing date of this Form 10-Q.

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

In addition, in connection with the Company’s review of disclosure controls and procedures as of December 31, 2004, the Company determined that procedures related to controls over the preparation and review of the 2004 Annual Report on Form 10-K were not effective. The insufficient controls included a lack of sufficient personnel with technical accounting expertise in the accounting and finance department and inadequate review and approval procedures to prepare external financial statements in accordance with GAAP.

In connection with the review of disclosure controls and procedures as of December 31, 2005, the Company determined that its revised communication procedures lacked sufficient documentation to permit verification of the operation of this control. Since the Company was not reporting its financial information, this lack of documentation resulted from the suspension of regular meetings of the disclosure committee. Additionally, the Company did not complete the disclosure procedures required by disclosure committee members on a quarterly basis during the period that the Company was preparing the restatement of its financials, as well as a lack of documentation related to the training of the sales organization. In addition, the Company has been relying on experienced accounting consultants to provide the technical accounting expertise and has not yet hired permanent personnel with this expertise. As a result, the Company concluded that it failed to remediate the previously identified material weaknesses, which constitute ongoing material weaknesses in internal control over financial reporting as of September 30, 2006 and at the filing date of this Form 10-Q:

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

Detailed Discussion of Material Weaknesses

In addition to the two ongoing material weaknesses described above, management identified four additional material weaknesses as of December 31, 2005 and during the restatement process and continuing through September 30, 2006 and through the filing date of this Form 10-Q.

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

Inadequate Controls over Documentation and Record Keeping.

•	The Company did not have sufficient controls to address the amendment of sales orders with its customers. Sales orders could be amended through the amendment of the sales orders, purchase orders, and agreements. When sales were amended through sales or purchase orders, the person processing the amendments would exercise discretion in inputting the revised terms and conditions, and there was no consistent policy requiring the accounting and finance department to approve such amendments or even informing the accounting and finance department of such amendments.

•	The Company did not retain certain corporate records in conjunction with the sale of certain subsidiaries to third parties.

•	The Company did not have sufficient controls in place to ensure the proper authorization and review of manual journal entries and the associated support documentation. Additionally, the Company did not keep adequate documentation related to the reconciliation of certain general ledger accounts.

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

Communication of Financial Information.

•	During the quarter ended June 30, 2005, the Company established procedures to document the review of press releases to account for transactions in a complete and timely manner.

•	During the quarter ended June 30, 2005, the Company also improved the internal process of drafting and reviewing periodic reports by implementing additional management and external legal counsel review prior to their submission to the Company’s independent registered public accounting firm.

•	Continue to monitor the communication channels between our senior management and our finance department and take prompt action, as necessary, to further strengthen these communication channels;

•	Increase staffing in the finance department;

•	Re-allocate duties to persons within the finance organization to maximize their skills and experience;

•	Implement training procedures for new employees and/or consultants in the finance department on our disclosure procedures and controls, our Company and our actions in previous reporting periods; and

•	Take steps to ensure that our senior management has timely access to all material financial and non-financial information concerning our business.

Revenue Recognition.

•	During the first three quarters of 2006, the Company’s finance and accounting department, with the assistance of outside consultants, implemented procedures to recognize sales of its video products under the software accounting rules under SOP 97-2 in accordance with GAAP.

•	In 2006, the Company established pricing guidelines and internal procedures to ensure consistent pricing to allow for the establishment of VSOE of fair value for sales made with multiple element arrangements.

•	During the second and third quarters of 2005, the accounting and finance department established procedures surrounding the month-end close process to ensure that the information and estimates necessary for recognizing revenue in accordance with SOP 97-2 were available.

•	The Company will provide its accounting staff with training on revenue recognition, including software accounting and project accounting, and GAAP, including attending seminars and conferences. Additional training will be provided on a regular and periodic basis and updated as considered necessary.

•	During the quarter ended March 31, 2006, the Company hired an experienced revenue accountant to review all revenue transactions and to ensure that revenues, cost of goods sold, deferred revenue, and deferred cost of goods sold are properly accounted for in accordance with GAAP and the Company’s policies.

Use of Estimates.

•	The Company has engaged the services of experienced accounting consultants to review the Company’s books and close procedures on a monthly basis to assist management in ensuring that the Company’s financial statements are being recorded in accordance with GAAP.

•	The Company continues to engage the services of an outside tax accounting firm to assist with the calculation of the Company’s tax liabilities.

•	During the quarter ended September 30, 2006, the Company established a process where all significant accruals must be reviewed and approved by the Corporate Controller.

•	During the quarter ended June 30, 2006, the Company implemented a process to obtain and assess accruals for legal costs and expenses owed to third party vendors whereby the Company’s legal department obtains monthly estimates from the third party vendors and reviews the amount reported by third party vendors for accuracy.

Accounting Personnel.

•	During the quarter ended June 30, 2006, the Company engaged experienced accounting consultants to act as the VP Finance, Corporate Controller, and Revenue Recognition Accountant.

•	During the second, third and fourth quarters of 2006, the Company engaged expert accounting consultants to assist the Company’s accounting and finance department with the management and implementation of controls surrounding revenue recognition, the administration of existing controls and procedures, the preparation of the Company’s periodic reports, and the documentation of complex accounting transactions.

•	The Company continues to take steps to recruit additional qualified senior accounting personnel, including certified public accountants personnel with recent public accounting firm experience.

Record Keeping and Documentation.

•	During the quarter ended March 31, 2007, the Company’s employees involved in order entry will receive training regarding the controls and procedures surrounding the amendment of sales orders. Additional training will be provided on a regular and periodic basis and updated as necessary to reflect any changes in the Company’s or its customers’ business practices or activities.

•	During the quarter ended June 30, 2006, the Company entered into agreements with third parties that purchased assets from the Company in Israel. These agreements provide the Company with access to the corporate records and require the third parties to retain documents in accordance with Israeli law.

•	The Company has adopted a policy requiring it to retain a copy of all corporate records in connection with dispositions of assets to third parties.

•	The Company has established policies and procedures for the review and approvals of all manual journal entries.

•	Improving the review process that occurs prior to providing the initial draft of the periodic report to our independent auditors for review.

•	The Company has developed monthly close schedules which include the timeline for completion and approval of reconciliations by the Corporate Controller.

Subsequent Changes in Internal Control over Financial Reporting

Except for the changes in connection with the remediation subsequent to December 31, 2005 of the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

On April 22, 2005, we filed a lawsuit in the Superior Court of California, County of Santa Clara against Adam S. Tom (Tom) and Edward A. Krause (Krause) and a company founded by Tom and Krause, RGB Networks, Inc. (RGB). We sued Tom and Krause for breach of contract and RGB for intentional interference with contractual relations based on breaches of the Noncompetition Agreements entered into between us and Tom and Krause, respectively. On May 24, 2006, RGB, Tom, and Krause filed a Notice of Motion and Motion For Leave To File a Cross-Complaint, in which the defendants stated that they intended to file counter-claims against us for misappropriation of trade secrets, unfair competition, tortious interference with contractual relations, and tortious interference with prospective economic advantage. On July 6, 2006, the court granted the defendants’ motion, and on July 20, defendants filed a cross-complaint for misappropriation of trade secrets, unfair competition, tortious interference with contractual relations, and tortious interference with prospective economic advantage. On August 21, 2006, we filed a demurrer to certain of those claims. The court granted our demurrer as to RGB’s request for declaratory judgment. On November 9, 2006, we filed our answer to RGB’s complaint. Damages in this matter are not capable of determination at this time and the case may be lengthy and expensive to litigate.

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

On June 1, 2006, a case was filed by Rembrandt against Charter, Cox, CSC Holdings, Inc. (CSC), and Cablevision Systems Corp. (Cablevision) in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by Charter infringe certain patents related to cable modem, voice-over internet, and video technology and applications. To date, we have not been named as a party in the action, but Charter has made a request for indemnity related to the products that we and others have sold to them. We have not received an indemnity request from Cox, CSC and Cablevision but we expect that such request will be forthcoming shortly. To date, we and others have not agreed to contribute to the payment of legal costs and expenses related to this case. Trial date of this matter is not known at this time. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products.

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

Furthermore, we have in the past agreed to, and may from time to time in the future agree to, indemnify a customer of our technology or products for claims against the customer by a third party based on claims that its technology or products infringe intellectual property rights of that third party. These types of claims, meritorious or not, can result in costly and time-consuming litigation, divert management’s attention and other resources, require us to enter into royalty arrangements, subject us to damages or injunctions restricting the sale of our products, require us to indemnify our customers for the use of the allegedly infringing products, require us to refund payment of allegedly infringing products to its customers or to forgo future payments, require us to redesign certain of our products, or damage our reputation, any one of which could materially and adversely affect our business, results of operations and financial condition.

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

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, Item 1A — Risk Factors on pages 20 through 42 of our Annual Report on Form 10- K for the year ended December 31, 2005 (2005 Form 10-K). These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors included in the 2005 Form 10-K, the reader should also consider the following risk factor:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(5)
3.2	Bylaws of Terayon Communication Systems, Inc.(5)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(5)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.(4)
4.1	Specimen Common Stock Certificate.(2)
4.2	Amended and Restated Information and Registration Rights Agreement, dated April 6, 1998.(1)
4.3	Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(3)
4.4	Registration Rights Agreement, dated July 26, 2000, among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(3)
4.5	Indenture, dated July 26, 2000, between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A.(3)
4.6	Rights Agreement, dated February 6, 2001, between Terayon Communication Systems, Inc. and Fleet National Bank.(4)
10.27	Lease, dated August 9, 2006 between Sobrato Development Companies #871 and Terayon Communication Systems, Inc.(6)
10.28	Triple-Net Sub-Sublease Agreement, effective August 9, 2006, as amended, between Terayon Communication Systems, Inc. and Citrix Systems, Inc.(6)
10.31	Amendment No. 1 to the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan.(6)
10.32	Non-Employee Director Equity Compensation Policy.(6)
10.33	Non-Employee Director Equity Compensation Policy Nonstatutory Stock Option Agreement.(6)
10.34	2006 Executive Sales Commission Plan.(6)
10.35	2006 Section 16 Executive Officer Bonus Plan.(6)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit Description

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1/A filed on July 31, 1998 (File No. 333-56911).

(3)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).

(4)	Incorporated by reference to our Report on Form 8-K filed on February 9, 2001.

(5)	Incorporated by reference to our Report on Form 8-K filed on November 21, 2003.

(6)	Incorporated by reference to our Report on Form 10-K filed on December 29, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERAYON COMMUNICATION SYSTEMS, INC.

By:	/s/ Mark A. Richman
Mark A. Richman
Chief Financial Officer

Date: January 10, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(5)
3.2	Bylaws of Terayon Communication Systems, Inc.(5)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(5)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.(4)
4.1	Specimen Common Stock Certificate.(2)
4.2	Amended and Restated Information and Registration Rights Agreement, dated April 6, 1998.(1)
4.3	Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(3)
4.4	Registration Rights Agreement, dated July 26, 2000, among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(3)
4.5	Indenture, dated July 26, 2000, between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A.(3)
4.6	Rights Agreement, dated February 6, 2001, between Terayon Communication Systems, Inc. and Fleet National Bank.(4)
10.27	Lease, dated August 9, 2006 between Sobrato Development Companies #871 and Terayon Communication Systems, Inc.(6)
10.28	Triple-Net Sub-Sublease Agreement, effective August 9, 2006, as amended, between Terayon Communication Systems, Inc. and Citrix Systems, Inc.(6)
10.31	Amendment No. 1 to the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan(6)
10.32	Non-Employee Director Equity Compensation Policy.(6)
10.33	Non-Employee Director Equity Compensation Policy Nonstatutory Stock Option Agreement.(6)
10.34	2006 Executive Sales Commission Plan.(6)
10.35	2006 Section 16 Executive Officer Bonus Plan.(6)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1/A filed on July 31, 1998 (File No. 333-56911).

(3)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).

(4)	Incorporated by reference to our Report on Form 8-K filed on February 9, 2001.

(5)	Incorporated by reference to our Report on Form 8-K filed on November 21, 2003.

(6)	Incorporated by reference to our Report on Form 10-K filed on December 29, 2006.