Form 10-K
period 2006-12-31
TERAYON COMMUNICATION SYSTEMS
filed 2007-04-02
CIK 1052303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $83,479,370 on June 30, 2006. For purposes of this calculation only, the registrant has excluded stock beneficially owned by directors and officers and owners of more than ten percent of its common stock. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $0.001 par value, 77,637,177 shares outstanding as of March 9, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2007 annual stockholders meeting are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

INDEX
TERAYON COMMUNICATION SYSTEMS, INC.

PART I

Item 1.	Business

Overview

We currently develop, market and sell digital video equipment to network operators and content aggregators who offer video services. Our primary products include the Network CherryPicker® line of digital video processing systems and the CP 7600 line of digital-to-analog decoders. Our products are used for multiple digital video applications, including the rate shaping of video content to maximize the bandwidth for standard definition (SD) and high definition (HD) programming, grooming customized channel line-ups, carrying local ads for local and national advertisers and branding by inserting corporate logos into programming. Our products are sold primarily to cable operators, telecom carriers and satellite providers in the United States, Europe (including the Middle East) and Asia.

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

In 2004, we refocused the Company to make digital video solutions (DVS) the core of our business. In particular, we began expanding our focus beyond cable operators to more aggressively pursue opportunities for our digital video products with television broadcasters, telecom carriers and satellite television providers. As part of this strategic refocus, we elected to continue selling our home access solutions (HAS) product, including cable modems, embedded multimedia terminal adapters (eMTA) and home networking devices, but ceased future investment in our CMTS product line. This decision was based on weak sales of the CMTS products and the anticipated extensive research and development investment required to support the product line in the future. As part of our decision to cease investment in the CMTS product line, we incurred severance, restructuring and asset impairment charges and were subject to litigation from Adelphia Communications Corporation (Adelphia), one of the principal purchasers of our CMTS product. In March 2005, we sold certain cable modem semiconductor assets to ATI Technologies, Inc. and terminated our internal semiconductor division.

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

Migration of cable operators to all-digital networks

During the next several years, we believe that most North American and many foreign cable operators will continue to migrate their networks to all-digital operations in order to deliver new services and substantially improve network efficiency. Current efforts in this migration include digital simulcasting, which is a transition step to an all-digital network infrastructure. Digital simulcasting has been adopted by all major U.S. cable operators, as well as many second-tier cable operators in the United States. We further expect it to be adopted by additional second and third-tier operators in the U.S. and by major operators worldwide.

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

Continued network investment to support new product requirements in competitive and emerging markets

The cable, digital broadcast satellite and telecom companies will continue their investments in equipment to provide advanced services in a cost-effective manner to increase average revenues per unit from their subscribers. According to Kagan Research, LLC, in 2006 U.S. cable operators spent $11.1 billion on infrastructure, compared to $10.6 billion in 2005, an increase of 5%. In addition, we believe that telecom carriers (in particular Verizon and AT&T) will become an increasing source of competition to traditional video service providers as they continue to upgrade their networks to offer video services, including high definition digital television (HDTV) services. While in the early stages, the development of a mobile video network is underway, and we expect that digital program insertion capabilities will play an important part in the growth of this emerging market.

Consolidation of the cable industry

In the late 1990s, U.S. cable operators began an unprecedented wave of consolidation, with several of the larger operators initiating aggressive growth strategies primarily through the acquisition of small, medium and large cable operators. Comcast Corporation (Comcast) — the largest U.S. operator today with more than 24 million subscribers — took the top spot in 2002 when it acquired AT&T Broadband, which had become the nation’s largest operator after acquiring TCI and MediaOne in 1999. In August 2006, Adelphia, formerly the fifth largest operator with approximately 4.8 million subscribers, was purchased by Comcast and Time Warner Cable (TWC). According to Kagan Research, LLC, as of September 2006, 58.6 million of the estimated 65.6 million cable subscribers in the U.S. are served by the top ten U.S. cable operators, representing more than 89% of the market. With fewer — but much larger — cable operators to sell to, cable equipment vendors must continue adding new products and services to win business.

This has led to a consolidation of cable equipment vendors seeking to expand their product lines and to strengthen relationships with key operators. For example, General Instrument Corporation and Scientific-Atlanta, Inc. (Scientific-Atlanta) were acquired by Motorola and Cisco Systems, Inc. (Cisco), respectively. Consolidation amongst smaller vendors has also taken place, including the acquisition of BroadBus Technologies, Inc. by Motorola; Arroyo Video Solutions, Inc. by Cisco; Entone, Inc.’s video networking software business by Harmonic, Inc. (Harmonic); nCUBE Corporation by C-COR Incorporated (C-Cor); Tandberg Television ASA by Ericsson; and BigBand Networks’ purchase of ADC Telecommunications, Inc.’s CMTS business.

The move towards localized and personalized content

The major U.S. cable operators are increasingly delivering more targeted, locally-relevant content to their subscribers as part of their long-term effort to deliver truly personalized content to individual subscribers. The current efforts include Video on Demand (VOD) in which programming is selected by the individual subscriber and transmitted whenever the subscriber requests it. Cable operators are also increasingly using digital advertising insertion to deliver locally relevant advertisements to their viewers.

The use of VOD services is growing amongst U.S. cable subscribers, with 54% of digital subscribers using the service during 2006, up from 49% in 2005 and 35% in 2004, according to the Cable & Telecommunications Association for Marketing. As the number of subscribers using VOD grows it will become increasingly important for cable operators to manage the bandwidth required to deliver these individual programs. Cable operators are also generating increasing revenues from delivering local advertising to their subscribers. In 2006, U.S. cable operators earned more than $5.0 billion carrying local advertising, an increase of 9% over the $4.6 billion billed in 2005, according to Kagan Research, LLC.

Business

We currently develop, market and sell digital video equipment, including our Network CherryPicker® digital video processing systems and our CP 7600 line of digital-to-analog decoders. Our products are sold to and used by cable, telecom, broadcast and satellite operators for multiple digital video applications, including the rate shaping of video content to maximize the bandwidth for SD and HD programming, grooming customized channel line-ups, carrying local ads for local and national advertisers, and branding themselves by inserting their corporate logos into their programming. In 2006, we continued to sell our remaining inventory of CMTS and HAS products, including cable modems and eMTAs, that we discontinued in January 2006. We expect to sell off our remaining inventory of CMTS and HAS products in 2007.

The design of digital video processing equipment requires expertise in Motion Picture Experts Group (MPEG) digital video formats and Internet Protocol (IP). Our expertise in MPEG and IP, coupled with our experience in designing, developing and manufacturing complex equipment, has helped us secure a leadership position in statistical remultiplexing (rate shaping) which provides the cable and satellite operators with bandwidth management capabilities for their SD and HD digital video services and to support increased VOD usage. We believe we are well positioned to capitalize on the growing demand for network operators to provide advanced bandwidth intensive video services such as adding additional HDTV channels.

Our DVS products are designed to enable “localization on-demand,” or the delivery of on-demand, real-time video constructed to meet the advertising needs of local and regional markets. Further, we believe our digital video products enable network operators and content aggregators to more cost-effectively overlay advertisements directly into their programming. Our capabilities include advanced graphical overlay and SqueezeBack: cable operators can localize advertisements by overlaying graphics with locally relevant information (e.g., local store locations) or “squeeze back” the television image so that blank space appears on the bottom and/or sides of the screen into which similar relevant information can be inserted. This approach is more efficient compared to the traditional approach which requires the advertisements and the program to first be converted from digital to analog video, the insertion of the overlaid advertisements, and the subsequent re-encoding of the program and the advertisements back to digital. Since our method works entirely in the compressed digital domain, there is no need for decoders to convert the digital video to analog or for separate re-encoders to then convert the analog video back to digital. To complement our cable and satellite product offerings, we developed new software during 2006 for the DM 6400 model of our Network CherryPicker® line to support the new MPEG-4/AVC digital video format that most telecom carriers have chosen for their video services. Today, we continue to develop additional software applications for the Network CherryPicker® platform that enables our customers in cable, satellite and telecom to create advanced service solutions.

Business Strategy

Our goal is to be the leading provider of digital video products that enable network operators and content aggregators to more efficiently deliver digital video services to meet the needs of local and regional markets, thereby reducing costs and generating new revenues. To achieve this goal, we are pursuing the following strategies:

•	capitalize on the increasing demand for advanced digital video services, including HDTV and video on demand, by leveraging our strengths in bandwidth management, ad insertion, grooming applications and products;

•	continue to develop video applications with enhanced capabilities that meet the localization on-demand and personalized advertising needs of network operators, and to address emerging markets, such as mobile video;

•	increase the distribution opportunities for our digital video products through reseller channels by developing new relationships and expanding existing system integration partnerships with partners such as Harmonic, Alcatel-Lucent and Motorola; and

•	improve margins through focused product cost-reduction efforts and by streamlining operational activities across our product lines.

The ongoing migration of network operators to all-digital IP-based networks represents a significant opportunity for us with products and technologies that enable these operators to maximize their bandwidth and to manipulate their digital video content completely within the digital domain, which maximizes flexibility and reduces costs. We believe we are well positioned to capitalize on this expanding market in large part because of the success that our digital video products have had with the major U.S. cable operators and satellite providers.

Products

Historically, we had multiple product lines that we sold to cable operators, satellite providers and telecom carriers. Our cable data product line consisted initially of a proprietary system composed of a CMTS and cable modems. We later expanded our cable data product line with standards-based offerings, including CMTS, cable modems and eMTA products meeting the DOCSIS and EuroDOCSIS specifications. We discontinued sales of our CMTS products in 2004 and our modems and eMTAs in 2006. Our cable data products were complemented by our Multigate voice-over-cable solution, which we inherited through our acquisition of Telegate Ltd. We discontinued the Multigate product line in 2004. Our telecom product line consisted of our Internet Protocol in the Loop or IPTL digital subscriber line access multiplexer, MainSail multi-service access platform and MiniPlex digitally added main line products, all of which we acquired through our acquisitions of Radwiz, MainSail Systems and the Access Network Electronics division of Tyco International. We discontinued these telecom products in 2003. Our Internet-over-satellite product line consisted of the SatStream system we inherited via our acquisition of ComBox. We discontinued our satellite product in 2002.

We continue to sell our digital video product lines, which currently consist of the Network CherryPicker® products and our CP 7600 digital-to-analog decoder. Our Network CherryPicker® line of digital video processing systems give cable, telecom and satellite operators flexibility in managing their digital video content, including the rate shaping of video content to maximize the bandwidth for SD and HD programming, grooming customized channel line-ups, carrying ads for local advertisers and branding themselves by inserting their corporate logos into their programming. To date, cable, satellite, television broadcasters and telecommunications providers have deployed more than 7,800 of our Terayon CherryPicker® and related digital video systems components.

Our Network CherryPicker® DM line is currently composed of two models, the DM 6400 and the DM 3200. Our DM 6400 helps cable operators seamlessly insert commercials for local advertisers into their digital programming. According to Kagan Research, LLC, in 2006, U.S. cable operators billed more than $5.0 billion running local advertisements, a 9% increase over the $4.6 billion billed in 2005. We believe this market will continue to grow and that we are well positioned in this space based on our current success in digital ad insertion and the relationships we have with the major advertising server companies, particularly SeaChange International, Inc. and C-Cor. Additionally, in February 2007 we added new graphic overlay and SqueezeBack capabilities to the DM 6400, enabling cable operators to further localize advertisements. The DM 6400 is also ideal for telecom carriers since it specifically supports the new MPEG-4/AVC digital video format most telecom carriers have chosen for their video services. Our DM 3200 provides statistical remultiplexing functionality and advanced stream processing capabilities for applications not requiring ad insertion.

Our CP 7600 digital-to-analog video decoder is used by cable operators to implement a “digital simulcast” architecture to improve the bandwidth efficiency of their networks. All major U.S. cable operators have adopted digital simulcasting and both second and third-tier operators are in the process of deploying the architecture. Prior to digital simulcasting, operators had to send all of their programming in both digital and analog formats to support both groups of subscribers. This traditional approach consumes enormous amounts of bandwidth within their networks. With simulcasting, operators now deliver just one set of programming digitally and use the CP 7600 at the ’edge’ of their networks (just before reaching the Hybrid Fiber Coaxial or HFC distribution network) to decode the programming to analog for their analog subscribers, and to pass the digital programming on to their digital subscribers untouched. This more bandwidth-efficient approach is an evolutionary step towards an architecture that is completely digital and IP-based and that will support the delivery of a new generation of services.

We are currently developing a next-generation platform to run our advanced digital video networking applications. This new platform will complement our existing Network CherryPicker® line, and will have considerably greater video stream processing power to support video service providers as they increase the amount of personalized and localized content they deliver to viewers.

Product research and development

We maintain ongoing research and development activities for our digital video product line. Our research and development efforts are focused on developing new software applications and improved hardware platforms to address customer requirements across multiple industries while maintaining technological leadership. Another key goal is to improve the gross margins of our existing products by reducing their component and manufacturing costs.

Our research and development expense was $17.4 million for the year ended December 31, 2006 compared with $17.7 million and $33.2 million for the years ended December 31, 2005 and 2004, respectively. We currently anticipate that overall research and development spending in 2007 will remain constant compared to 2006, and will focus almost entirely on developing new hardware platforms and software applications for digital video solutions. Developing new and innovative solutions is important for us to remain competitive with larger companies that devote considerably more resources to product development.

Customers

We market and sell our digital video products to multiple vertical target markets consisting of the largest cable, satellite and telecom operators in North America.

Some of our principal customers and resellers include the following:

•	Comcast;

•	Cox Communications Inc. (Cox);

•	TWC;

•	EchoStar Communications Corporation; and

•	Harmonic.

We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers located in the United States for the foreseeable future. Comcast and Harmonic accounted for approximately 20% and 15%, respectively, of our total revenue for the year ended December 31, 2006. Harmonic, Thomson Broadcast and Comcast accounted for approximately 12%, 11% and 10%, respectively, of our total revenue for the year ended December 31, 2005. For the year ended December 31, 2004, two customers, Adelphia and Comcast accounted for approximately 20% and 13%, respectively, of our total revenue. With the discontinuation of our data products, our sales have become increasingly concentrated in the United States and our presence outside the United States has decreased. A small percentage of our total digital video revenue has historically been derived from customers located outside the United States. We expect that trend will continue. The loss of any of our significant customers generally could have a material adverse effect on our business and results of operations.

Market Competition

The market for broadband equipment vendors is extremely competitive and is characterized by rapid technological change and, more recently, market consolidation. With our digital video products, we believe that we are currently the market leader in ad insertion, grooming and remultiplexing with our Network CherryPicker® line of digital video processing systems. However, several companies have entered this market, including Cisco through its acquisition of Scientific-Atlanta, Scopus Video Networks Ltd., BigBand Networks, RGB Networks, Inc. (RGB), SeaChange International, Inc., and Ericsson through its acquisition of Tandberg Television ASA. We believe that this increase in competition may lead to additional pricing pressures and declining gross margins.

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

Given these competitive and other market factors, we continually look for opportunities to compete effectively and create value for our stockholders. We may, at any time and from time to time, be in the process of identifying or evaluating product development initiatives, partnerships, strategic alliances or transactions and other alternatives in order to maintain market position and maximize shareholder value. Market and other competitive factors may cause us to change our strategic direction, and we may not realize the benefits of any such initiatives, partnerships, alliances or transactions. We cannot assure that any such initiatives, partnerships, alliances or transactions that we identify and pursue would actually result in our competing effectively, maintaining market position or increasing stockholder value. Our failure to realize any expected benefits from such initiatives, partnerships, alliances or transactions could negatively impact our financial position, results of operations, cash flows and stock price.

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

International Sales

We have international sales offices in Brussels, Belgium and Tel Aviv, Israel. In the years ended December 31, 2006, 2005 and 2004, approximately 29%, 42% and 47%, respectively, of our net revenues were derived from customers outside of the United States. In January 2006, we announced that the Company would focus solely on digital video product lines. Digital video revenues outside the United States have been nominal, and we expect such revenues to increase slightly in 2007, but they will continue to constitute a small percentage of overall revenues. As a result, we expect the portion of our overall revenue generated from outside the United States to continue to decrease in 2007 as we will have limited sales of the existing inventory of our CMTS and HAS products, which historically made up a large portion of our international sales.

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

In an effort to prevent shortages of supplies used in the manufacturing process by our subcontractor, we source and inventory various raw products and components as part of our supply chain program. In doing so we may put ourselves at risk of carrying inventory that may become excessive based on our future sales failing to meet current sales forecasts or become obsolete before utilization by those manufacturers. We have recorded costs as a result of vendor cancellation charges.

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

We have entered into confidentiality and invention assignment agreements with our employees and consultants, and we enter into non-disclosure agreements with many of our suppliers, distributors and customers so as to limit access to and disclosure of our proprietary information. These contractual arrangements, as well as statutory protections, may not prove to be sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Litigation may be necessary to enforce our intellectual property rights.

The development of standards or specifications is common in our industry, as is the contribution of intellectual property to associated intellectual property pools. For example, for our HAS products to be competitive, we were required to be compliant with the DOCSIS and the PacketCable standards. We entered into an agreement with Cable Television Laboratories, Inc. (CableLabs) whereby we licensed to CableLabs on a royalty-free basis all of our intellectual property rights to the extent that such rights may be asserted against a party desiring to design, manufacture or sell DOCSIS based products, including DOCSIS 2.0 based products. There may be pressure to develop new industry standards and specifications for video products and applications. Vendors like us may have to build products that meet these standards in order to sell to network operators.

The contractual arrangements, as well as statutory protections, we employ may not prove to be sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies. We have in the past received and may in the future receive letters claiming that our technology infringes the intellectual property rights of others. We have consulted with our patent counsel for all such letters received and have or are in the process of reviewing the allegations made by such third parties. If these allegations were submitted to a court, the court could find that our products infringe third party intellectual property rights. If we are found to have infringed third party rights, we could be subject to substantial damages and/or an injunction preventing us from conducting our business. In addition, other third parties may assert infringement claims against us in the future. A claim of infringement, whether meritorious or not, could be time-consuming, result in costly litigation, divert our management’s resources, cause product shipment delays or require us to enter into royalty or licensing arrangements. These royalty or licensing arrangements may not be available on terms acceptable to us, if at all.

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

Employees

As of December 31, 2006, we had 114 employees, of which 99 were located in the United States, and 15 were located outside the United States in Israel, Canada, Europe and Asia. We had 49 employees in research and development, 33 in marketing, sales and customer support, 16 in operations and 16 in general and administrative functions. None of our employees are represented by collective bargaining agreements. We believe that our relations with our employees are good.

Access to Our Reports

Our Internet Web site address is www.terayon.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) are available free of charge through our Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (Commission). We will also provide those reports in electronic or paper form free of charge upon a request made to Mark A. Richman, Chief Financial Officer, c/o Terayon Communication Systems, Inc., 2450 Walsh Avenue, Santa Clara, CA 95051. Furthermore, all reports we file with the Commission are available free of charge via EDGAR through the Commission’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by us at the Commission’s public reference room located at 100 F. Street, N.E., Washington, D.C., 20549 or by calling 1-800-SEC-0330.

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

We determined that our consolidated financial statements for the years ended December 31, 2000, 2002, 2003 and 2004, and as of and for the quarters of 2004 and for the first two quarters of 2005, as described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2005 filed on December 29, 2006 (2005 Form 10-K), should be restated. As a result of these events, we have become subject to a number of additional risks and uncertainties, including the following:

•	We have incurred substantial unanticipated costs for accounting and legal fees in 2005 and 2006 in connection with the restatement. Although the restatement is complete, we expect to incur additional costs as indicated below.

•	We face an increased risk of being subject to legal or administrative proceedings. In December 2005, the Securities and Exchange Commission (Commission) issued a formal order of investigation in connection with our accounting review of certain customer transactions. This investigation has diverted and will continue to divert more of our management’s time and attention and continue to cause us to incur substantial costs. Such investigations can also lead to fines or injunctions or orders with respect to future activities, as well as further substantial costs and diversion of management’s time and attention.

•	On June 23, 2006, a securities litigation lawsuit based on the events concerning the restatement was filed against us and certain of our current and former executive officers. On November 8, 2006, a new lead plaintiff was appointed in the case, and on January 8, 2007, the new lead plaintiff filed an amended complaint. On March 9, 2007, Terayon and the individual defendants filed a motion to dismiss the amended complaint. That motion is scheduled to be heard on June 5, 2007. The amended complaint was purportedly filed on behalf of all persons who purchased our common stock between June 28, 2001 and March 1, 2006, and it added several current and former officers and directors and our former accounting firm to the defendants named in the original complaint. The amended complaint incorporates the prior allegations and includes new allegations relating to the restatement of our consolidated historical financial statements as reported in our 2005 Form 10-K. In connection with this litigation and any further litigation that is pursued or other relief sought by persons asserting claims for damages allegedly resulting from or based on the restatement or events related thereto, we will incur defense costs that may include the amount of our deductible and defense costs exceeding our insurance coverage regardless of the outcome. Additionally, we may incur costs if the insurers of our directors and our liability insurers deny coverage for the costs and expenses related to any litigation.

Likewise, such events may divert our management’s time and attention away from the operation of the business. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.

•	We were de-listed from The NASDAQ Stock Market because we were unable to file our periodic reports with the Commission on a timely basis. This failure was attributable to our inability to complete the restatement of our consolidated financial statements for prior periods. As previously disclosed on our Current Reports on Form 8-K filed on November 22, 2005 and January 20, 2006, NASDAQ notified us of its intention to de-list our common stock based on our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and our failure to solicit proxies and hold an annual shareholders’ meeting during 2005. On March 31, 2006, The NASDAQ Listing and Qualifications Panel determined to de-list our securities from The NASDAQ Stock Market effective as of the opening of business on April 4, 2006, and our common stock currently trades on the Pink Sheets. See our risk factor entitled “Our common stock has been de-listed from The NASDAQ Stock Market and trades on the Pink Sheets.” We may be unable to relist on The NASDAQ Stock Market or any other exchange because we may not be able to meet the applicable initial listing requirements.

•	Because we were unable to timely file our Quarterly Report on Form 10-Q for September 30, 2005, we defaulted on our $500 million of 5% convertible subordinated notes (Notes) due August 2007. On March 21, 2006, we paid off the entire principal amount of outstanding Notes, including all accrued and unpaid interest and related fees, for a total of $65.6 million. As a result, our repayment of the Notes reduced our unrestricted cash, decreased our liquidity and could materially impair our ability to operate our business especially if we are unable to generate positive cash flow from operations.

•	The restatement may also result in other negative ramifications, including the potential loss of confidence by suppliers, customers, employees, investors, and security analysts, the loss of institutional investor interest, fewer business development opportunities and delays in future earnings announcements, regulatory filings with the Commission and listing with a securities exchange.

Material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing and other aspects of our business.

Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. As described in Item 9A — Controls and Procedures of this Form 10-K, management, under the supervision of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2006 and as of the filing date of this Form 10-K due to the material weaknesses discussed below. Because the material weaknesses described below have not been remediated as of the filing date of this Form 10-K, the CEO and CFO continue to conclude that our disclosure controls and procedures are not effective as of the filing date of this Form 10-K. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 2 as being a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles (GAAP) such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected.

We were not able to fully execute the remediation plans that were established to address material weaknesses previously identified. As a result, the following material weaknesses were not fully remediated and remain ongoing as of December 31, 2006 and as of the date of this filing.

•	insufficient controls related to the identification, capture and timely communication of financially significant information between certain parts of the organization and the accounting and finance department to enable these departments to account for transactions in a complete and timely manner;

•	lack of sufficient personnel with technical accounting experience in the accounting and finance department and inadequate review and approval procedures to prepare external financial statements in accordance with GAAP;

•	the use of estimates, including monitoring and adjusting balances related to certain accruals, reserves, and fixed assets;

•	ineffective controls over the documentation, authorization and review of manual journal entries and ineffective controls to ensure the accuracy and completeness of certain general ledger account analysis and reconciliations conducted in connection with period end financial reporting.

For further information about these material weaknesses, please see Item 9A — Controls and Procedures — Management’s Report on Internal Control over Financial Reporting included in this Form 10-K. Because of these material weaknesses, management concluded that, as of December 31, 2006, our internal control over financial reporting was not effective.

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

As more fully described in our 2005 Form 10-K, we now recognize revenue from our digital video products under Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition,” as amended by SAB No. 104 and SOP 97-2, “Software Revenue Recognition.” Our new revenue recognition policy under these accounting standards is complex. We rely upon key accounting personnel to maintain and implement the controls surrounding such policy. If the policy is not applied on a consistent basis or if we lose any of our key accounting personnel, the accuracy of our consolidated financial statements could be materially affected. This could cause future delays in our earnings announcements, regulatory filings with the Commission and potential delays in listing with a securities exchange.

Our common stock has been de-listed from The NASDAQ Stock Market and trades on the Pink Sheets.

Effective April 4, 2006, our common stock was delisted from The NASDAQ Stock Market and was subsequently quoted by the National Quotation Service Bureau (Pink Sheets). The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets may materially and adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock could materially and adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. Our delisting from The NASDAQ Stock Market and quotation of our common stock on the Pink Sheets may also result in other negative ramifications, including the potential loss of confidence by suppliers, customers, employees, investors, and security analysts, the loss of institutional investor interest and fewer business development opportunities.

If we are not able to remain current with our filings with the Commission, we will face several adverse consequences.

If we are unable to remain current with our filings with the Commission and comply with the Commission’s reporting requirements, we will face several restrictions. We will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the Commission, or make offerings pursuant to existing registration statements; we will not be able to make an offering to any purchasers not qualifying as “accredited investors” under certain “private placement” rules of the Commission under Regulation D; we will not be eligible to use a “short form” registration statement on Form S-3 for a period of at least 12 months after the time we become current in our periodic and current reports under the Securities Exchange Act of 1934, as amended (Exchange Act); we will not be able to deliver the requisite annual report and proxy statement to our stockholders to hold our annual stockholders meeting; our employees cannot be granted stock options, nor are they able to exercise stock options registered on Form S-8, as Form S-8 is currently not available to us; and our common stock may not be eligible for re-listing on The NASDAQ Stock Market or alternative exchanges. These restrictions may impair our ability to raise funds in the public markets, should we desire to do so, and to attract and retain employees.

Risks Related to Our Business

We have a history of losses, may continue to incur losses in the future and may never achieve or maintain profitability.

We have incurred losses in each year since our inception. We began shipping products commercially in June 1997, and we have been shipping products in volume since the quarter ended March 31, 1998. As of December 31, 2006, we had an accumulated deficit of approximately $1.1 billion. We continue to be, and in future periods may remain, unable to generate sufficient cash flow from operations to fund our expenses. We believe that we will continue to experience challenges in selling our products at a profit and may continue to operate with net losses for the foreseeable future.

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

Historically, a significant portion of our revenues have been derived from sales to cable television operators. Future demand for our products will depend on the magnitude and timing of capital spending by cable television operators, satellite operators, telecom companies and broadcasters for constructing and upgrading their systems. Customers view the purchase of our products as a significant and strategic decision. Digital video, movie and broadcast products are relatively complex and their purchase generally involves a significant commitment of capital. Our customers’ capital spending patterns are dependent on a variety of factors, including:

•	Cable and satellite operators and telecom providers’ access to financing;

•	Annual budget cycles, and the typical reduction in upgrade projects during the winter months;

•	Discretionary customer spending patterns;

•	Impact of industry consolidation and financial restructuring;

•	Federal, local and foreign government regulation of telecommunications and television broadcasting, and regulatory approvals that our customers need to obtain;

•	Overall demand for communication services and acceptance of new video, voice and data services;

•	Evolving industry standards and network architecture;

•	Delays associated with the evaluation of new services, new standards, and system architectures by cable and satellite operators and telecom providers;

•	An emphasis on generating revenue from existing customers by operators instead of new construction or network upgrades;

•	The strategic focus of our customers and potential customers;

•	Competitive pressures, including pricing pressures; and

•	General economic conditions.

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

Due to the lengthy, complex and unpredictable sale cycle involved in the sale of our products, revenues forecasted for a particular period may not be realized, our financial results may vary and past results should not be relied on as an indication of future performance.

Our products have a lengthy, complex and unpredictable sales cycle that contributes to the uncertainty of our operating results. Factors that contribute to the lengthiness, complexity and unpredictability of the sales cycle for our products include:

•	A significant commitment of capital and other resources by service providers;

•	Delays frequently associated with large capital expenditures and implementation procedures within an organization;

•	Substantial time required to engineer the deployment of new technologies or new video, voice and data services;

•	Significant technical evaluations, including customer trials, of our products as well as competing products prior to making a purchasing decision; and

•	Significant test marketing of new services to subscribers.

Moreover, the purchase of our digital video products typically requires coordination and agreement among a potential customer’s corporate headquarters and regional and local operations. Even if corporate headquarters agrees to purchase our products, local operations may retain a significant amount of autonomy and may not elect to purchase our products. Additionally, a portion of our expenses related to anticipated orders is fixed and is difficult to reduce or change, which may further impact our revenues and operating results for a particular period.

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

Our operating results are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors or our guidance, causing our stock price to decline.

Our operating results have fluctuated and are likely to continue to fluctuate significantly in the future due to a number of factors, many of which we cannot control. For example, in the fourth quarter of 2006, DVS product revenues were higher than expected due to the accelerated purchasing by some of our telecom and cable customers that was originally expected to occur in the first quarter of 2007. As a result, our DVS product revenues in the first quarter of 2007 may be lower than expected as these customers deploy and integrate product purchased. Period-to-period comparisons of our operating results are not necessarily meaningful, and these comparisons should not be relied upon as indications of the future. Because these factors are difficult for us to forecast, our business, financial condition and results of operations from one period or a series of periods may be adversely affected and may be below the expectations of analysts and investors, resulting in a decrease in the market price of our common stock. Our business and product mix has also changed in the past several years based on our business restructuring, making historical comparisons more unreliable as indicators of future performance.

Factors that affect our revenues include, among others, the following:

•	The sales cycle and timing of significant customer orders, which are dependent on the capital spending budgets of cable and satellite operators, telecom providers and other customers;

•	Variations in the size of the orders by our customers and pricing concessions on volume sales;

•	Competitive market conditions, including pricing actions by our competitors;

•	New product introductions or the introduction of added features or functionality to products by competitors or by us;

•	Delays in our introduction of new products, in our introduction of added features or functionality to our products, or our commercialization of products that are competitive in the marketplace;

•	International conflicts, including the continuing conflict in Iraq, and acts of terrorism, and the impact of adverse economic, market and political conditions worldwide;

•	The ability of our products to be qualified or certified as meeting industry standards and/or customer standards;

•	Changes in market demand;

•	Economic and financial conditions specific to the cable, satellite and telecom industries, and general economic conditions;

•	Timing of revenue recognition on sales arrangements, which may include multiple deliverables;

•	The amount and timing of sales to telecom companies, which are particularly difficult to predict;

•	Changes in domestic and international regulatory environments;

•	Market acceptance of new and existing products;

•	The mix of our customer base, sales channels and our products sold;

•	The level of international sales; and

•	Delays in our receipt of, or cancellation of, orders forecasted by customers.

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

In addition, the nature of our customers’ budget cycle causes fluctuations in our quarterly operating results and could result in additional losses to investors. Recently, our operating results have been affected by our customers’ use of remaining budget at the end of their fiscal year to purchase equipment and accelerate build-out projects. We can provide no assurances that fluctuations in our quarterly operating results will diminish in the future.

Our expenses for any given quarter are based on expected sales and if sales are below expectations, our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall in revenue.

We often recognize a substantial portion of our revenues in the last month of the quarter. We establish our expenditure levels for product development and other operating expenses based on projected sales levels, and expenses are relatively fixed, particularly in the short term. For example, a significant percentage of these operating expenses are fixed due to operating leases for our facilities and equipment. Also, we have fixed commitments with some of our suppliers that require us to purchase minimum quantities of their products at a specified price. Because we have in the past been unable to use all of the products that we purchased from our suppliers, we have taken vendor cancellation charges as a result of these fixed commitments, and we may have to take additional charges in the future if we are unable to use all of the products that we purchase from our suppliers. As of December 31, 2006, $6.4 million of purchase obligations were outstanding. The obligations are generally expected to become payable at various times throughout 2007. Our expenses for any given quarter are typically based on expected sales and if sales are below expectations, our operating results may be adversely impacted by our inability to adjust spending to compensate for the shortfall.

Because our customer base is highly concentrated among a limited number of large customers, the loss of or reduced demand from these customers could have a material adverse effect on our business, financial condition and results of operations.

Our customers in the cable industry have undergone and continue to undergo significant consolidation in both North America and internationally, as a limited number of cable operators control an increasing number of systems. We expect this consolidation to continue in the foreseeable future. As of September 2006, the top ten U.S. Multiple System Operators (MSOs) (based on total subscribers) collectively served 58.6 million cable subscribers, which is approximately 89% of the total 65.6 million cable subscribers in the U.S., according to Kagan Research, LLC. The top 10 MSOs are Comcast Cable Communications; Time Warner Cable; Charter Communications, Inc.; Cox Communications, Inc.; Cablevision System Corporation; Bright House Networks LLC; Mediacom LLC; Suddenlink Communications; Insight Communications Company, Inc.; and CableOne. As a result of the consolidation among cable operators, our revenues from digital video products have been, and we expect that they will continue to be, highly concentrated among a limited number of large customers primarily located in the United States. Further business combinations may occur in our customer base that results in increased purchasing leverage by these customers over us. This may reduce the selling prices of our products and services and as a result may harm our business, financial condition and results of operations.

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

Our continued growth will depend on our ability to diversify our customer base and deliver products that help enable telecom companies to provide video services. If the projected growth in demand for video services from telecom companies does not materialize or if these service providers find alternative methods of delivering video services, future sales of our digital video products will be adversely impacted.

We are attempting to diversify our customer base beyond cable and satellite customers, principally into the telecom market, as well as the broadcast market. Major telecom companies have begun to implement plans to rebuild or upgrade their networks to offer bundled video, voice and data services. Although we have recently begun selling digital video products to telecoms in the fourth quarter of 2006, we will need to devote considerable resources to obtain orders, qualify our products and hire knowledgeable personnel to address telecom customers. If technological advancements allow these companies to provide video services without upgrading their current system infrastructure or provide more cost-effective methods of delivering video services than our products, sales of our digital video products will suffer. Even if these providers choose our products, they may not be successful in marketing video services to their customers, in which case additional sales of our products would likely be reduced. If we fail to penetrate the telecom market successfully, our growth in revenues and operating results would be correspondingly limited.

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

The reductions in workforce associated with any restructuring efforts could disrupt the operation of our business, distract our management from focusing on revenue-generating efforts, result in the erosion of employee morale, and impair our ability to respond rapidly to growth opportunities in the future.

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

We are dependent on key personnel and we may face challenges in hiring and retaining qualified personnel due to the restatement.

Due to the specialized nature of our business, we are highly dependent on the continued service of and on our ability to attract and retain qualified senior management, accounting and finance, engineering, sales and marketing personnel and employees with significant experience and expertise in video, data networking and radio frequency design. The competition for some of these personnel is intense, particularly for engineers with Motion Picture Experts Group (MPEG), Internet Protocol (IP) and real time processing experience. Given the lengthy restatement process, it has become more difficult to attract and retain key personnel, and we may incur additional expenses in attempting to do so. We have experienced turnover in our accounting and finance organization and have augmented internal resources to address staffing deficiencies primarily through the engagement of external contractors. We previously used an outside accounting consulting firm to assist with the preparation of our financial statements, and we may not be able to prepare future financial statements without such outside accounting assistance.

There can be no assurances that the additional expenses we may incur, or our efforts to recruit and retain such individuals, will be successful. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, could delay the development and introduction of, and negatively affect our ability to sell, our products. Additionally, we do not have key person insurance coverage for the loss of any of our employees. Any officer or employee can terminate his or her relationship with us at any time. Our employees generally are not bound by non-competition agreements. The loss of the services of any key personnel, or our inability to attract or retain qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Our future growth depends on developments in the digital video industry, on the adoption of new technologies and on several other industry trends.

Future demand for our products will depend significantly on the growing market acceptance of several emerging services, including digital video, high definition television (HDTV), video on demand, voice-over-IP, IP-based TV, ad insertion, and logo overlays. The effective delivery of these services will depend, in part, on a variety of new network architectures and standards, such as: FTTP and DSL networks designed to facilitate the delivery of video services by telecom operators; new video compression standards such as MPEG-4/H.264 and VC-1 for both standard and high definition services; the greater use of protocols such as IP; and the introduction of new consumer devices, such as advanced set-top boxes and DVRs. If adoption of these emerging services and/or technologies is not as widespread or as rapid as we expect, or if we are unable to develop new products based on these technologies on a timely basis, our net sales growth will be materially and adversely affected.

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

The markets in which we operate are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and relatively short product life. To compete successfully in these markets, we must design, develop, manufacture and sell new or enhanced products that provide increasingly higher levels of performance and reliability. Digital video markets are relatively immature, making it difficult to accurately predict the markets’ future growth rates, sizes or technological directions. In view of the evolving nature of these markets, network operators and content aggregators may decide to adopt alternative architectures, industry standards or technologies that are incompatible with our current or future video products and applications. The development and greater market acceptance of new architectures, industry standards or technologies could decrease the demand for our products or render them obsolete, and could negatively impact the pricing and gross margin of our digital video products. Our competitors, many of which have greater resources than we do, may introduce products that are less costly, provide superior performance or achieve greater market acceptance than our products. If we are unable to design, develop, manufacture and sell products that incorporate or are compatible with these new architectures, industry standards or technologies, our business and financial results will be materially and adversely impacted. Our ability to realize revenue growth depends on our ability to:

•	Develop, in a timely manner, new products and applications that keep pace with developments in technology;

•	Develop products that are cost effective;

•	Meet evolving customer requirements;

•	Enhance our current product and applications offerings; and

•	Achieve market acceptance.

The pursuit of necessary technological advances and the development of new products and functionality require substantial time and expense. We may not be able to successfully develop or introduce new or enhanced products if they are not cost effective, are not brought to the market in a timely manner, are not in accordance with evolving industry standards and architecture, fail to achieve market acceptance, or are ahead of the market. If the technologies we are currently developing or intend to develop do not achieve feasibility or widespread market acceptance, our business will be materially and adversely impacted. In addition, in order to successfully develop and market certain of our current or future digital video products, we may be required to enter into technology development or licensing agreements with third parties. Failure to enter into development or licensing agreements, when necessary, could limit our ability to develop and market new products and could cause our operating results to suffer. The entry into such development or licensing agreements may not be on terms favorable to us and could negatively impact our gross margins.

Additionally, because of the lengthy sales cycle combined with a lengthy product development cycle, our customers may elect not to purchase our products or new features or functionality because they have elected to select alternate technologies or vendors. We may be unable to forecast the new products, features or functionality desired by our customers. We may spend considerable research and development dollars without having our products, features or functionality be accepted in the market. Because we are now focused solely on the development of digital video products, our inability to develop products, features and functionality that our customers might purchase would have an adverse impact on us, and would negatively affect our sales, revenue, margins and available cash for future development efforts.

Average selling prices of our digital video products may decline, which would materially and adversely affect our financial performance.

The ASPs for our digital video products may decline due to the introduction of new products, the adoption of new industry standards, the entry into licensing agreements, an increase in the number of competitors, competitive pricing pressures, promotional programs and customers possessing strong negotiating positions which require price reductions as a condition of purchase. The adoption of industry standards and specifications may erode ASPs on our digital video products if the adoption of such standards leads to the commoditization of products similar to ours. The entry into technology development or licensing agreements, as necessitated by industry developments and business needs, could also reduce our ASPs. Decreasing ASPs may also require us to sell our products at much lower gross margins than in the past, and could result in decreased revenues even if the number of units that we sell increases. We may experience substantial period-to-period fluctuations in future revenue, gross margin and operating results due to ASP erosion in our digital video products. Therefore, we must continue to develop and introduce on a timely basis and a cost-effective manner new products or next-generation products with enhanced functionalities that can be sold at higher gross margins. If we fail to do so, our revenues and gross margins may decline further.

We must achieve cost reductions or increase revenues to attain profitability.

In order to achieve profitability, we must significantly increase our revenues, continue to reduce the cost of our products, and reduce and control our operating expenses. In prior years, we experienced revenue declines which were, in large part, due to declining product ASPs resulting from our transition from a proprietary platform to the Data Over Cable System Interface Specification (DOCSIS) standards platform. Although we have implemented expense reduction and restructuring plans in the past that have focused on cost reductions and operating efficiencies, we continue to operate at a loss. A large portion of our expenses, including rent and operating lease expenditures, is fixed and difficult to reduce or change. Accordingly, if our revenue does not meet our expectations, we may not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue which, in turn, could materially and adversely impact our business, financial condition and results of operations.

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

Our main source of liquidity continues to be our unrestricted cash and cash equivalents on hand. As a result of our history of operating losses, we expect to continue to use our unrestricted cash to fund operating losses in the future. Our unrestricted cash, cash equivalents and short-term investments totaled $20.3 million and $101.3 million as of December 31, 2006 and 2005, respectively. On March 21, 2006, we paid off the entire principal amount of the outstanding Notes due August 2007, including all accrued and unpaid interest thereon and related fees, for an aggregate amount of $65.6 million. Our repayment in full of the Notes reduced our unrestricted cash, decreased our liquidity and could materially impair our ability to operate our business, especially if we are unable to generate positive cash flow from operations.

If our operating losses are more severe than expected or continue longer than expected, we may find it necessary to seek other sources of financing to support our operations and to provide available funds for working capital. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, and financing under leasing arrangements or otherwise. Based on our delay in filing our periodic reports due to the restatement, we are currently not eligible to use a “short-form” registration statement on Form S-3. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. No assurances can be given that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition, operating results and liquidity.

Substantially all of our future revenue will be derived from the sale of our digital video products, and our operating results, financial conditions and cash flows will depend upon our ability to generate sufficient revenue from the sale of our digital video products.

In January 2006 we announced that we will focus solely on our digital video products and applications. We expect to sell off all remaining inventories from our discontinued HAS and CMTS product lines during 2007. Accordingly, we are susceptible to adverse trends affecting the digital video market segment, including technological obsolescence and the entry of new competition. We expect that this market may continue to account for substantially all of our revenue in the near future. As a result, our future success depends on our ability to continue to sell our digital video products and applications, the gross margin of such sales, our ability to maintain and increase our market share by providing other value-added services to the market, and our ability to successfully adapt our technology and services to other related markets. Markets for our existing services and products may not continue to expand and we may not be successful in our efforts to penetrate new markets.

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

The timing of deployment of our equipment can be subject to a number of other risks, including the availability of skilled engineering and technical personnel, the availability of other equipment such as fiber optic cable, and the need for local zoning and licensing approvals. The systems of our customers are both diverse and complex, and our ability to configure, test and integrate our systems with other elements of our customers’ networks is dependent upon technologies provided to our customers by third parties. The deployment and integration process can delay and impact the timing of our revenues. We believe that changes in our customers’ deployment plans have delayed, and may in the future delay, the receipt of new orders. Since the majority of our sales have been to relatively few customers, a delay in equipment deployment with any one customer could have a material adverse effect on our sales for a particular period.

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

Our products have been traditionally sold to large cable operators and satellite operators with recent, limited sales to television broadcasters and telecom companies. A portion of our sales are made to a small number of resellers and system integrators, who often incorporate our products and applications in systems that are sold to an end-user customer, which is typically a cable operator, satellite provider or broadcast operator. The resale relationships provide an opportunity to sell our products to our resellers’ customer bases. We rely upon these resellers for recommendations of our products during the evaluation stage of the purchasing process, as well as for implementation and customer support services. A number of our competitors also have strong relationships with the resellers. Although we intend to establish new strategic relationships with leading resellers worldwide to gain access to new customers, including telecom providers, we may not succeed in establishing these relationships. Even if we do establish and maintain these relationships, our resellers or strategic partners may not succeed in marketing our products to their customers. Some of our competitors have established long-standing relationships with cable, satellite and telecom operators that may limit our and our resellers’ ability to sell our products to those customers. Even if we were to sell our products to those customers, it would likely not be based on long-term commitments, and those customers would be able to terminate their relationships with us at any time without significant penalties. Our resellers or strategic partners may also terminate their relationship with us upon short notice without significant penalties.

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

The nature of the broadband industry makes it difficult for us to accurately forecast demand for our products. Our inability to forecast accurately the actual demand for our products may result in too much or too little supply of products or an over/under capacity of manufacturing or testing resources at any given point in time. The existence of any one or more of these situations could have a negative impact on our business, operating results or financial condition. We have incurred significant vendor cancellation charges related to volume purchase and manufacturing agreements in the past and may incur such charges in the future. We had purchase obligations of approximately $6.4 million as of December 31, 2006, primarily to purchase minimum quantities of materials and components used to manufacture our products. We may be obligated to fulfill these purchase obligations even if demand for our products is lower than we anticipate.

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

We are dependent upon international sales, even though we expect sales to customers outside of the United States to represent a significantly smaller percentage of our revenues for the foreseeable future compared to our historical revenues. For the years ended December 31, 2006, 2005 and 2004, approximately 29%, 42% and 47%, respectively, of our net revenues were from customers outside of the United States. We may be unable to maintain or increase international sales of our products. International sales are subject to a number of risks, including the following:

•	Changes in foreign government regulations and communications standards;

•	Import and export license requirements, tariffs and taxes, trade barriers and trade disputes;

•	The uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;

•	Difficulty in complying with environmental laws;

•	Difficulty in collecting accounts receivable and longer payment cycles for international customers than those for customers in North America;

•	Currency and exchange rate fluctuations;

•	The burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	Difficulty in staffing and managing foreign operations;

•	Specific social, political, labor and economic conditions, and political and economic changes in international markets; and

•	Multiple and possibly overlapping tax structures and potentially adverse tax consequences.

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

The markets for digital video products and applications are extremely competitive and have been characterized by rapid technological changes. Competitors vary in size and in the scope and breadth of the products and services they offer. Our current competitors include Scopus Video Networks Ltd.; RGB Networks, Inc.; BigBand Networks; Cisco Systems, Inc. through its acquisition of Scientific-Atlanta, Inc.; SeaChange International, Inc.; and Ericsson through its acquisition of Tandberg Television ASA. Competitors who could enter into the digital video applications and products market include larger and more established players such as Motorola, Inc. and Alcatel-Lucent. Companies that have historically not had a large presence in digital video applications and products market have recently begun to expand their market share through mergers and acquisitions. Further, our competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products or which may require us to lower our selling prices resulting in lower gross margins. Consolidation in the industry also may result in larger competitors that may have significant combined resources with which to compete against us. We also face competition from early stage companies with access to significant financial backing that seek to improve existing technologies or develop new technologies. Increased competition could result in reductions in price and revenues, lower profit margins, loss of customers and loss of market share. Any one of these factors could materially and adversely affect our business, financial condition and operating results.

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

Our competitors and potential competitors may be in a better position to withstand any significant reduction in capital spending by customers in these markets or to reduce selling prices for competitive reasons. They often have broader product lines and market focus and may not be as susceptible to downturns in a particular market. Many of our competitors and potential competitors have been in operation longer than we have and therefore have more long-standing and established relationships with domestic and foreign customers. In addition, many of our competitors manufacture their products in countries where the cost of production is significantly lower than in California, where we produce most of our products, thus enabling them to offer competitively lower prices for their products.

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

Our use of open source and third-party software could impose limitations on our ability to commercialize our products.

We incorporate open source software into our products, including certain open source code which is governed by the GNU General Public License, Lesser GNU General Public License and Common Development and Distribution License. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, make generally available, in source code form, proprietary code that links to certain open source modules, re-engineer our products, discontinue the sale of our products if re-engineering could not be accomplished on a cost-effective and timely basis, or become subject to other consequences, any of which could adversely affect our business, operating results and financial condition.

We may also find that we need to incorporate certain proprietary third-party technologies, including software programs, into our products in the future. However, licenses to relevant third-party technology may not be available to us on commercially reasonable terms, if at all. Therefore, we could face delays in product releases until alternative technology can be identified, licensed or developed, and integrated into our current products. These delays, if they occur, could materially adversely affect our business, operating results and financial condition.

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

We may be subject to environmental and other regulations due to our production and marketing of products in certain states and countries. In addition, we could face significant costs and liabilities in connection with product take-back legislation, which enables customers to return a product at the end of its useful life and charges us with financial and other responsibility for environmentally safe collection, recycling, treatment and disposal. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive (EU RoHS). The European Union has also finalized the Waste Electrical and Electronic Equipment Directive (WEEE), which makes producers of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing this directive by individual European Union governments was August 13, 2004 (WEEE Legislation), although extensions were granted in some countries. Producers became financially responsible under the WEEE Legislation beginning in August 2005. Other countries, such as the United States, China and Japan, have enacted or may enact laws or regulations similar to the EU RoHS or WEEE Legislation. Other environmental regulations may require us to reengineer our products to utilize components which are more environmentally compatible. Such reengineering and component substitution may result in additional costs to us. Although we currently do not anticipate any material adverse effects based on the nature of our operations and the effect of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on us.

We are subject to import/export controls, and various import/export licensing requirements could materially and adversely affect our business or require us to significantly modify our current business practices.

Our products are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception, in most cases because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. We may have to make certain filings with the U.S. and foreign governments in order to obtain permission to export certain of our products. In the past, we may have inadvertently failed to file certain import/export applications and notices, and we may have to make certain filings and request permission to continue exportation of any affected products without interruption while these applications are pending. If we do have to make such filings, there are no assurances that we will obtain permission to continue exporting the affected products or that we will obtain any required import/export approvals now or in the future. If we do not receive the required import/export approvals, we may be unable to ship those products to certain customers located outside of the United States. In addition, we may be subject to fines or other penalties due to the failure to file certain import/export applications and notices.

Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers internationally.

In addition, we may be subject to customs duties and export quotas, which could have a significant impact on our revenue and profitability. While we have not encountered significant difficulties in connection with the sales of our products in international markets, the future imposition of significant increases in the level of customs duties or export quotas could have a material adverse effect on our business.

Changes in telecommunications legislation and regulations could harm our prospects and future sales.

Changes in telecommunications legislation and regulations in the United States and other countries could affect the sales of our products. In particular, regulations dealing with access by competitors to the networks of incumbent operators could slow or stop additional construction or expansion by these operators. Local franchising and licensing requirements may slow the entry of telecom companies into the digital video business. Increased regulation of our customers’ pricing or service offerings could limit their investments and consequently the sales of our products. Changes in regulations could have a material adverse effect on our business, operating results, and financial condition.

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

In order to meet the new corporate governance and financial disclosure obligations, we have been taking, and will continue to take, steps to improve our controls and procedures, including disclosure and internal controls, and related corporate governance policies and procedures to address compliance issues and correct any deficiencies that we may discover. Our efforts to correct the deficiencies in our disclosure and internal controls have required, and will continue to require, the commitment of significant financial and managerial resources. In addition, the costs associated with the continued testing and remediation of our internal controls have been significant and material in the year ended December 31, 2006, and we anticipate that such costs may continue to be material in future years as these controls are maintained and continually evaluated and tested.

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

Since our inception, we have used stock options as a fundamental component of our employee compensation packages. We believe that our stock option plans are an essential tool to link the long-term interests of stockholders and employees, especially executive management, and serve to motivate management to make decisions that will, in the long run, give the best returns to stockholders. The Financial Accounting Standards Board announced changes to GAAP that required us to record a charge to earnings for employee stock option grants and employee stock purchase plan rights for all future periods beginning on January 1, 2006. In the event that the assumptions used to compute the fair value of our stock-based awards are later determined to be inaccurate or if we change our assumptions significantly in future periods, our stock-based compensation expense and results of operations could be materially affected which could impede any capital raising efforts. Additionally, to the extent that new accounting standards make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

New privacy laws and regulations or changing interpretations of existing laws and regulations could harm our business.

Governments in the United States and other countries have adopted laws and regulations regarding privacy and advertising that could impact important aspects of our business. In particular, governments are considering new limitations or requirements with respect to our customers’ collection, use, storage and disclosure of personal information for marketing purposes. Any legislation enacted or regulation issued could dampen the growth and acceptance of addressable advertising which is enabled by our products. If the use of our products to increase advertising revenue is limited or becomes unlawful, our business, results of operations and financial condition would be harmed.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the safe harbor created by those sections. All statements included or incorporated by reference in this report, other than statements that are purely historical in nature, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as may, will, should, expect, plan, anticipate, believe, estimate, predict, future, intend, or certain or the negative of these terms or similar expressions to identify forward-looking statements. Forward-looking statements include, among other things, statements regarding:

•	Our belief that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months;

•	Our belief that we are well positioned to capitalize on the emerging digital video market because of the success our digital video products have had with the major U.S. cable operators and satellite providers, as well as our current success in digital ad insertion;

•	Our belief that by focusing our business on higher margin digital video products, our margins may increase;

•	Our belief that we are well positioned to capitalize on the growing demand for network operators to provide advanced video services to their subscribers;

•	Our belief that the ongoing migration of network operators and content aggregators to all-digital networks represents a significant opportunity for companies similar to ours with products and technologies that enable our customers to maximize their bandwidth, to utilize important new transport methods and to deploy new services;

•	Our belief that networks operators and content aggregators will increasingly rely on overlay to maintain or even increase their advertising revenues and that our digital video processing systems will enable them to do this more cost-effectively;

•	Our belief that network operators will continue their investments in equipment to provide advanced services in a cost-effective manner to increase average revenues per unit from their subscribers;

•	Our belief that there will be increasing competition to our digital video products, which may increase price competition and lead to decreased revenue and margins;

•	Our expectation that research and development expenses will remain constant in 2007; and

•	Our expectation that general and administrative expenses will decrease in 2007.

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

Our principal executive offices are located in Santa Clara, California, where we lease approximately 63,000 square feet under a lease that expires in September 2009. We sub-sublease approximately 141,000 square feet of space in Santa Clara, California under a sublease that expires in October 2009 with the sub-sublease expiring on the same date as the sublease. In the United States, we also leased an additional facility in Costa Mesa, California that was subleased; the lease expired in March 2006 and the sublease expired in September 2005.

In addition, we lease properties worldwide. We lease premises in Brussels, Belgium; Shanghai, China; Tel Aviv, Israel; and Seoul, Korea. We previously leased premises in Hong Kong and the lease expired in June 2006. We had a facility in Ottawa, Ontario, Canada that we subleased and the lease and sublease expired in June 2006. We had a facility lease in Tel Aviv, Israel that expired in February 2007 and we entered into a subsequent agreement whereby we rent space on a month-to-month basis. We believe that our existing facilities are adequate to meet our needs for the foreseeable future. For additional information regarding obligations under leases, see Note 4, “Commitments,” to Consolidated Financial Statements.

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

On June 23, 2006, a putative class action lawsuit was filed against us in the United States District Court for the Northern District of California by I.B.L. Investments Ltd. purportedly on behalf of all persons who purchased our common stock between October 28, 2004 and March 1, 2006. Zaki Rakib, Jerry D. Chase, Mark Richman and Edward Lopez are named as individual defendants. The lawsuit focuses on our March 1, 2006 announcement of the restatement of financial statements for the year ended December 31, 2004, and for the four quarters of 2004 and the first two quarters of 2005. On November 8, 2006, Adrian G. Mongeli was appointed lead plaintiff in the case, replacing I.B.L. Investments Ltd. On January 8, 2007, Mongeli filed an amended complaint, purportedly on behalf of all persons who purchased our common stock between June 28, 2001 and March 1, 2006. The amended complaint adds Ray Fritz, Carol Lustenader, Matthew Miller, Shlomo Rakib, Doug Sabella, Christopher Schaepe, Mark Slaven, Lewis Solomon, Howard W. Speaks, Arthur T. Taylor and David Woodrow as individual defendants, and also names Ernst & Young as a defendant. The amended complaint incorporates the prior allegations and includes new allegations relating to the restatement of our consolidated historical financial statements as reported in our Form 10-K filed on December 29, 2006. The plaintiffs are seeking damages, interest, costs and any other relief deemed proper by the court. An unfavorable ruling in this legal matter could materially and adversely impact our results of operations. On March 9, 2007, Terayon and the individual defendants filed a motion to dismiss the amended complaint. That motion is scheduled to be heard on June 5, 2007.

On April 22, 2005, we filed a lawsuit in the Superior Court of California, County of Santa Clara against Adam S. Tom (Tom) and Edward A. Krause (Krause) and a company founded by Tom and Krause, RGB Networks, Inc. (RGB). We sued Tom and Krause for breach of contract and RGB for intentional interference with contractual relations based on breaches of the Noncompetition Agreements entered into between us and Tom and Krause, respectively. On May 24, 2006, RGB, Tom, and Krause filed a Notice of Motion and Motion For Leave To File a Cross-Complaint, in which the defendants stated that they intended to file counter-claims against us for misappropriation of trade secrets, unfair competition, tortious interference with contractual relations, and tortious interference with prospective economic advantage. On July 6, 2006, the court granted the defendants’ motion, and on July 20, 2006, defendants filed a cross-complaint for misappropriation of trade secrets, unfair competition, tortious interference with contractual relations, and tortious interference with prospective economic advantage. On August 21, 2006, we filed a demurrer to certain of those claims. The court granted our demurrer as to RGB’s request for declaratory judgment. On November 9, 2006, we filed our answer to RGB’s complaint. On March 26, 2007, we entered into a stipulation for settlement with RGB amicably resolving all outstanding litigation between the parties.

On September 13, 2005, a case was filed by Hybrid Patents, Inc. (Hybrid) against Charter Communications, Inc. (Charter) in the United States District Court for the Eastern District of Texas for patent infringement related to Charter’s use of equipment (cable modems, cable modem termination systems (CMTS) and embedded multimedia terminal adapters (eMTAs)) meeting the Data Over Cable System Interface Specification (DOCSIS) standard and certain video equipment. Hybrid has alleged that the use of such products violates its patent rights. Charter has requested that we and others supplying it with equipment indemnify Charter for these claims. We and others have agreed to contribute to the payment of the legal costs and expenses related to this case and we have entered into a joint defense and cost sharing agreement with all named defendants in the suit. On May 4, 2006, Charter filed a cross-complaint asserting its indemnity rights against us and a number of companies that supplied Charter with cable modems. To date, this cross-complaint has not been dismissed. Trial is scheduled on Hybrid’s claims for July 2, 2007. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Hybrid is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products.

On July 14, 2006, a case was filed by Hybrid against Time Warner Cable (TWC), Cox Communications Inc. (Cox), Comcast Corporation (Comcast), and Comcast of Dallas, LP (together, the MSOs) in the United States District Court for the Eastern District of Texas for patent infringement related to the MSOs’ use of data transmission systems and certain video equipment. Hybrid has alleged that the use of such products violates its patent rights. To date, we have not been named as a party to the action. The MSOs have requested that we and others supplying them with cable modems and equipment indemnify the MSOs for these claims. We and others have agreed to contribute to the payment of legal costs and expenses related to this case and we have entered into a joint defense and cost sharing agreement with all named defendants in the suit. Trial is scheduled on Hybrid’s claims for July 2, 2007. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Hybrid is successful in its claim against the MSOs and then elects to pursue other cable operators that use the allegedly infringing products.

On September 16, 2005, a case was filed by Rembrandt Technologies, LP (Rembrandt) against Comcast in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by Comcast infringe certain patents related to cable modem, voice-over internet, and video technology and applications. To date, we have not been named as a party in the action, but we have received a subpoena for documents and a deposition related to the products we sold to Comcast. We continue to comply with this subpoena. Comcast has made a request for indemnity related to the products that we and others sold to them. We and others have agreed to contribute to the payment of legal costs and expenses related to this case and we have entered into a joint defense and cost sharing agreement with all named defendants in the suit. On February 1, 2007, the Court entered an order disqualifying Rembrandt’s counsel and vacated all scheduled dates pending Rembrandt obtaining new counsel. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against Comcast and then elects to pursue other cable operators that use the allegedly infringing products.

On June 1, 2006, a case was filed by Rembrandt against Charter, Cox, CSC Holdings, Inc. (CSC), and Cablevision Systems Corp. (Cablevision) in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by Charter infringe certain patents related to cable modem, voice-over internet, and video technology applications. To date, we have not been named as a party in the action, but Charter has made a request for indemnity related to the products that we and others have sold to them. We have not received an indemnity request from Cox, CSC and Cablevision but we expect that such request will be forthcoming shortly. To date, we and others have not agreed to contribute to the payment of legal costs and expenses related to this case. Trial date of this matter is not known at this time. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products.

On June 1, 2006, a case was filed by Rembrandt against TWC in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by TWC infringe certain patents related to cable modem, voice-over internet, and video technology applications. To date, we have not been named as a party in the action, but TWC has made a request for indemnity related to the products that we and others have sold to them. We and others have agreed to contribute to the payment of legal costs and expenses related to this case. Trial date of this matter is not known at this time. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against TWC and then elects to pursue other cable operators that use the allegedly infringing products.

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

On February 2, 2007, a case was filed by GPNE Corp. (GPNE) against Time Warner Inc. (TWI), Comcast and Charter in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, GPNE alleged that products and services sold by TWI, Comcast and Charter infringe certain patents related to the DOCSIS standard (data transmission). To date, we have not been named as a party in the action, but TWI has made a request for indemnity related to the products that we and others have sold to them. We believe that Comcast and Charter will also make indemnity requests. We and others have agreed to contribute to the payment of legal costs and expenses related to this case. Trial date of this matter is not known at this time. On February 2, 2007, TWC filed a lawsuit against GPNE in the United States District Court for the District of Delaware requesting a declaratory judgment of non-infringement. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if GPNE is successful in its claim against TWI, Comcast and Charter and then elects to pursue other cable operators that use the allegedly infringing products.

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

There were no matters submitted to a vote of security holders during the year ended December 31, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Prior to April 4, 2006, our common stock was traded on The NASDAQ Stock Market under the symbols “TERN” and “TERNE.” Our common stock was delisted from The NASDAQ Stock Market on April 4, 2006 and currently is quoted on the Pink Sheets under the symbol “TERN.PK.” The following table sets forth, for the periods indicated, the high and low per share sale prices of our common stock as reported on the Pink Sheets and on The NASDAQ Stock Market, for the respective periods.

	High	Low

Year Ended December 31, 2006
First Quarter(1)	$2.91	$1.63
Second Quarter(2)	$2.24	$1.18
Third Quarter	$1.38	$0.74
Fourth Quarter	$2.25	$0.94
Year Ended December 31, 2005
First Quarter(1)	$3.73	$1.99
Second Quarter(1)	$3.78	$2.52
Third Quarter(1)	$4.10	$2.91
Fourth Quarter(1)	$3.95	$1.97

(1)	Reflects trading on The NASDAQ Stock Market.

(2)	Reflects trading on The NASDAQ Stock Market from April 1, 2006 to April 3, 2006.

(a) As of March 9, 2007, the closing price of our common stock on the Pink Sheets was $2.07.

(b) As of March 9, 2007, there were approximately 504 holders of record of our common stock, as shown on the records of our transfer agent. The number of record holders does not include shares held in “street name” through brokers.

(c) We have not declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

(d) The following table provides certain information about our common stock that may be issued under our equity compensation plans as of December 31, 2006. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

			Common Stock
			Available for Future
	Common Stock		Issuance Under
	to be Issued	Weighted Average	Equity Compensation
	Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options	Outstanding Options	Securities Reflected
	and Rights	and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by Terayon stockholders(1)	9,664,399	$4.25	7,529,114
Equity compensation plans not approved by Terayon stockholders(2)	2,505,310	$6.82	1,719,164

Total	12,169,709	$4.78	9,248,278

(1)	Includes options to purchase common stock outstanding under the Terayon Communication Systems, Inc. 1995 Stock Option Plan, as amended (1995 Plan), the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan, as amended (1997 Plan), and the Terayon Communication Systems, Inc. 1998 Non-Employee Directors Stock Option Plan, as amended (1998 Plan). Does not include 600,371 shares of our common stock that were available for issuance under the Terayon Communication Systems, Inc. 1998 Employee Stock Purchase Plan, as amended, which was also approved by our stockholders, including the Terayon Communication Systems, Inc. 1998 Employee Stock Purchase Plan Offering for Foreign Employees. The 1997 Plan was amended on June 13, 2000 to, among other things, provide for an increase in the number of shares of our common stock on each January 1 beginning January 1, 2001 through January 1, 2007, by the lesser of 5% of our common stock outstanding on such January 1 or 3,000,000 shares. In May 2003, the 1997 Plan was amended to reduce the number of authorized shares in the 1997 Plan by 6,237,826 shares. In May 2005, the 1997 Plan was amended to reduce the number of authorized shares in the 1997 Plan by 4,000,000 shares.

(2)	Includes options to purchase common stock outstanding under the Terayon Communication Systems, Inc. 1999 Non-Officer Equity Incentive Plan, as amended (1999 Plan), Mainsail Equity Incentive Plan, TrueChat Equity Incentive Plan, and options issued outside of any equity incentive plan. See Note 9, “Stockholder’s Equity,” to Consolidated Financial Statements for additional information regarding the provisions of the 1999 Plan.

Stock Performance Graph

This performance graph shall not be deemed to be “soliciting material,” and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares the cumulative total stockholder return of an investment of $100 in cash from December 31, 2001 through December 31, 2006 for (i) the Company’s common stock, (ii) the Standards & Poor’s 500 Index (S&P 500) and (iii) the NASDAQ Telecommunications Index (NASDAQ Telecom). All values assume reinvestment of the full amount of all dividends and are calculated as of the last trading day of each year listed. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of Five-Year Cumulative Return for Terayon, S&P 500 and NASDAQ Telecom

	2001	2002	2003	2004	2005	2006
Terayon	$100.00	$24.79	$54.41	$32.77	$27.93	$26.96
S&P 500	100.00	76.63	96.85	105.56	108.73	123.54
NASDAQ Telecom	100.00	45.97	77.58	83.78	77.74	99.32

Item 6.	Selected Financial Data

The following selected consolidated statement of operations data set forth below for each of the five years ended December 31, 2006, 2005, 2004, 2003 and 2002 (unaudited), and the selected consolidated balance sheet data as of December 31, 2006, 2005, 2004, 2003 and 2002 (unaudited), are derived from our consolidated financial statements. The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Consolidated statement of operations data:
Revenues	$76,430	$90,664	$136,484	$130,187	$130,730
Cost of goods sold	30,848	55,635	101,887	103,835	101,808

Gross profit	45,582	35,029	34,597	26,352	28,922

Operating expenses Research and development	17,377	17,650	33,199	42,634	58,696
Sales and marketing	17,897	22,534	24,145	26,781	35,704
General and administrative	24,944	20,356	12,039	11,934	15,639
Restructuring charges, executive severance and asset write-offs(1)	199	2,257	12,336	2,803	8,922
Total operating expenses	60,417	62,797	81,719	84,152	118,961

Loss from operations	(14,835)	(27,768)	(47,122)	(57,800)	(90,039)

Interest income (expense) and other income (expense), net	1,200	966	(59)	1,891	(618)
Gain on sale of assets(2)	9,984	—	—	—	—
Gain on early extinguishment of debt(3)	—	—	—	—	50,983
Income tax benefit (expense)	(180)	(149)	76	(316)	(238)

Net loss	$(3,831)	$(26,951)	$(47,105)	$(56,225)	$(39,912)

Basic and diluted net loss per share	$(0.05)	$(0.35)	$(0.62)	$(0.76)	$(0.55)

Shares used in computing basic and diluted net loss per share(4)	77,637	77,154	75,751	74,074	72,718

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$20,313	$101,301	$97,735	$138,640	$206,503
Working capital	22,852	22,045	107,052	138,035	178,091
Total assets	51,970	146,648	156,981	213,099	279,169
Convertible debentures	—	65,367	65,588	65,809	66,030
Long-term obligations (less current portion)	1,399	1,455	2,076	1,356	1,936
Accumulated deficit	(1,066,269)	(1,062,438)	(1,035,487)	(988,382)	(932,157)
Total stockholders’ equity	19,822	20,657	44,943	90,563	142,191

(1)	See Note 6, “Restructuring Charges and Asset Write-Offs,” to Consolidated Financial Statements for an explanation of restructuring charges and asset write-offs.

(2)	See Note 14, “Sale of Certain Assets,” to Consolidated Financial Statements for an explanation of the gain on the sale of certain assets.

(3)	See Note 7, “Convertible Subordinated Notes,” to Consolidated Financial Statements for an explanation of the repurchase of subordinated convertible notes and reclassification of related gains.

(4)	See Note 2, “Summary of Significant Accounting Policies,” to Consolidated Financial Statements for an explanation of the method employed to determine the number of shares used to compute per share data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We currently develop, market and sell digital video equipment to network operators and content aggregators who offer video services. Our primary products include the Network CherryPicker® line of digital video processing systems and the CP 7600 line of digital-to-analog decoders. Our products are used for multiple digital video applications, including the rate shaping of video content to maximize the bandwidth for standard definition (SD) and high definition (HD) programming, grooming customized channel line-ups, carrying local ads for local and national advertisers, and branding by inserting corporate logos into programming. Our products are sold primarily to cable operators, telecom carriers and satellite providers in the United States, Europe (including the Middle East) and Asia.

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

In 2004, we refocused the Company to make digital video products and applications the core of our business. In particular, we began expanding our focus beyond cable operators to more aggressively pursue opportunities for our digital video products with television broadcasters, telecom carriers and satellite television providers. As part of this strategic refocus, we elected to continue selling our home access solutions (HAS) product, including cable modems, embedded multimedia terminal adapters (eMTA) and home networking devices, but ceased future investment in our CMTS product line. This decision was based on weak sales of the CMTS products and the anticipated extensive research and development investment required to support the product line in the future. As part of our decision to cease investment in the CMTS product line, we incurred severance, restructuring and asset impairment charges. The decision to cease investment in the CMTS product line was also the basis of the lawsuit filed by Adelphia Communications Coroporation (Adelphia) against us. In March 2005, we sold certain modem semiconductor assets to ATI Technologies, Inc. and terminated our internal semiconductor group.

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

We have not been profitable since our inception. At December 31, 2006, our accumulated deficit was $1.1 billion. We had a net loss of $3.8 million or $0.05 per share for the year ended December 31, 2006, a net loss of $27.0 million or $0.35 per share for the year ended December 31, 2005 and a net loss of $47.1 million or $0.62 per share for the year ended December 31, 2004. Our ability to grow our business and attain profitability is dependent on our ability to effectively compete in the marketplace with our current products and services, develop and introduce new products and services, contain operating expenses and improve our gross margins, as well as continued investment in equipment by network operators and content aggregators. Finally, we expect to benefit from a lower expense base resulting in part from the series of cost reduction initiatives that occurred in 2005 and 2006, along with continued focus on cost containment. However, despite these efforts, we may not succeed in attaining profitability in the near future, or at all.

At December 31, 2006, we had $20.3 million in cash, cash equivalents and short-term investments as compared to $101.3 million at December 31, 2005 and $97.7 million at December 31, 2004. The $81.0 million decrease from December 31, 2005 to December 31, 2006 is primarily related to the repurchase in full of our outstanding convertible subordinated notes (Notes) due August 2007 including all accrued and unpaid interest and related fees in March 2006 for $65.6 million, operating activities and legal, accounting and consulting costs associated with our internal investigation and the re-audit and restatement of our financial statements for the years ended December 31, 2003, 2004, and for the first two quarters of 2005. The decrease in the amount of cash, cash equivalents and short-term investments in 2005 as compared to 2004 primarily resulted from the lower uses of cash for operating activities, payments for inventory and restructuring charges and the monetization of CMTS inventory. Although we believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition, operating results and liquidity.

A more detailed description of the risks to our business can be found in Item 1A — Risk Factors in this Form 10-K.

Changes to Previously Announced Fourth Quarter and Fiscal Year 2006 Results

On March 22, 2007, we announced our preliminary financial results for the fourth quarter and the fiscal year ended December 31, 2006. Subsequent to the announcement, we entered into a Termination Agreement with General Electric Capital Corporation (GECC) terminating the Aircraft Lease Agreement, dated as of February 8, 2002, under which we previously leased an aircraft from GECC. Pursuant to the Termination Agreement, on March 28, 2007, GECC returned to Terayon approximately $6.8 million of the $7.5 million cash deposit held by GECC as collateral for the jet aircraft, and GECC will retain $0.7 million in collateral subject to GECC’s completion of certain repairs, tests, inspections and corrections to the jet aircraft, which GECC has estimated will cost $0.6 million. As a result, in accordance with GAAP, the preliminary financial results for the fourth quarter and fiscal year ended December 31, 2006 have been adjusted by a $0.6 million reduction in net income, reflecting the $0.6 million of estimated repair costs. This resulted in an increase of net loss per share of $0.01, from a net loss of $0.04 to $0.05 per share for the fiscal year ended December 31, 2006.

Restatement of Consolidated Financial Statements

In our Annual Report on Form 10-K for the year ended December 31, 2005, filed on December 29, 2006, we restated our consolidated financial statements for the years ended December 31, 2003 and 2004, and for the four quarters of 2004 and the first two quarters of 2005. All financial information included in this Annual Report on Form 10-K reflects the restatement.

Results of Operations

Comparison of Years Ended December 31, 2006 and 2005

Revenues

Our revenues decreased 16% to $76.4 million for the year ended December 31, 2006, compared to $90.7 million for the year ended December 31, 2005. While revenues from our DVS products increased during these periods, the overall decrease in revenues was primarily due to decreased sales of our HAS and CMTS products following our discontinuation of both product lines. We expect overall revenues to decrease in 2007 compared to 2006 due to lower CMTS and HAS product revenues, as we sell off remaining inventory. We expect revenues from the sale of our DVS products to increase in 2007 compared to 2006, primarily due to the introduction of new software applications, sales to an expanded customer base which includes telecommunication and broadcast satellite companies, increased international opportunities and additional sales to MSOs as they build out their digital networks.

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

Revenues by Groups of Similar Products

The following table presents revenues for groups of similar products (in thousands, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2006	2005	Dollars	Percent

Revenues by product:
DVS	$58,547	$41,806	$16,741	40.0%
HAS	13,569	41,061	(27,492)	(67.0)%
CMTS	4,314	7,797	(3,483)	(44.7)%

Total	$76,430	$90,664	$(14,234)	(15.7)%

Revenues from the sale of HAS products decreased to $13.6 million, or 18% of revenues for the year ended December 31, 2006, compared to $41.1 million, or 45% of revenues for the year ended December 31, 2005. In January 2006, we announced that we were discontinuing the HAS product line to focus solely on digital video. As a result, we continue to sell our remaining HAS inventory and collect the remaining receivables with respect to our HAS products, and we expect revenue from the sale of our HAS products to continue to decline in 2007. We anticipate that all remaining HAS inventories will be sold during 2007. CMTS revenues decreased to $4.3 million, or 6% of revenues for the year ended December 31, 2006, compared to $7.8 million, or 9% of revenues for the year ended December 31, 2005. The continued decline in CMTS product revenue resulted from our decision to cease investment in CMTS products in the fourth quarter of 2004 and the resulting decrease in CMTS sales. We do not believe that sales of CMTS products will be material in 2007.

Revenues from the sale of DVS products increased to $58.5 million for the year ended December 31, 2006, compared to $41.8 million for the year ended December 31, 2005.

The following is a breakdown of DVS revenue by period invoiced (in millions, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2006	2005	Dollars	Percent

DVS product revenue invoiced and recognized in current period:
Total invoiced in current period	$45.5	$53.9	$(8.4)	(15.6)%
Less: Invoiced in current period and recognized in future periods	4.0	27.4	(23.4)	(85.4)%

Total invoiced and recognized in current period	41.5	26.5	15.0	56.6%
DVS product revenue invoiced in prior fiscal years and recognized in current period	17.0	15.3	1.7	11.1%

Total DVS product revenue recognized in current period	$58.5	$41.8	$16.7	40.0%

Although total revenue recognized from the sale of DVS products increased in the year ended December 31, 2006 compared to the same period in 2005, the amount of DVS product revenue invoiced in 2006 decreased compared to the same period in 2005. The amount of DVS product revenue invoiced in 2006 and 2005 was $45.5 million and $53.9 million, respectively, representing a decrease of 16%. Of the DVS product revenue invoiced during 2006 and 2005, $41.5 million and $26.5 million, respectively, was recognized as revenue during 2006 and 2005, while the remaining amounts of $4.0 million and $27.4 million, respectively, will be recognized as revenue in future periods. The increase in revenue invoiced and recognized in the current period and the corresponding decrease in revenue invoiced in the current period but deferred and recognized in future periods is primarily attributable to our establishment of vendor specific objective evidence (VSOE) of fair value for the post-contract support (PCS) element of the DVS products in the first quarter of 2006. Additionally, primarily due to the lack of establishing VSOE of fair value of the PCS element of the DVS products prior to the first quarter of 2006, $17.0 million and $15.3 million of DVS product revenue invoiced in prior periods was recognized during the years ended December 31, 2006 and 2005, respectively.

Revenues by Geographic Region

The following table is a breakdown of revenues by geographic region (in thousands, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2006	2005	Dollars	Percent

Revenues by geographic region:
United States	$54,387	$52,838	$1,549	2.9%
Americas, excluding United States	2,932	1,871	1,061	56.7%
Europe, Middle East and Africa (EMEA), excluding Israel	11,236	15,314	(4,078)	(26.6)%
Israel	3,427	7,645	(4,218)	(55.2)%
Asia, excluding Japan	3,078	11,544	(8,466)	(73.3)%
Japan	1,370	1,452	(82)	(5.6)%

Total	$76,430	$90,664	$(14,234)	(15.7)%

Revenues in the United States increased to $54.4 million for the year ended December 31, 2006, compared to $52.8 million for the year ended December 31, 2005. The increase in revenue in the United States was primarily attributable to the recognition of deferred revenue from prior periods, as well as continued build-out of all-digital simulcast (ADS) networks by several major multiple system operators (MSOs) in 2006 and increased purchases of our DM platform to provide localized advertising. We expect that sales to MSOs in the United States will continue to be the main source of our overall revenues in 2007 due to the expected build-out of ADS networks by second- and third-tier MSOs and the increasing importance of ad insertion within the United States market. The decrease in international revenues is primarily attributable to the discontinuation of our CMTS and HAS products which typically accounted for the majority of our revenues outside the United States. We anticipate that total international revenues will continue to decrease in 2007 based on the continued decline in sales of our CMTS and HAS products as we exhaust the remaining inventory of these products. DVS product revenues outside the United States have been nominal, and we expect such revenues to continue to be nominal in the foreseeable future, in part because ad insertion is less popular and often not feasible outside the United States.

Significant Customers

Two customers, Comcast Corporation (Comcast) and Harmonic, Inc. (Harmonic), each accounted for 10% or more of total revenues (20% and 15%, respectively) for the year ended December 31, 2006. Three customers, Harmonic, Thomson Broadcast and Comcast each accounted for 10% or more of our total revenues (12%, 11% and 10%, respectively) for the year ended December 31, 2005.

Two customers, Comcast and Ascent Media, each accounted for 10% or more of accounts receivable (40% and 18%, respectively) as of December 31, 2006. Four customers, Comcast, HOT Telecom, Wharf T&T Limited and CSC Holdings, each accounted for 10% or more of accounts receivable (16%, 11%, 11% and 11%, respectively) as of December 31, 2005.

Cost of Goods Sold and Gross Profit

Total cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment.

Total cost of goods sold decreased to $30.8 million in the year ended December 31, 2006 from $55.6 million in the year ended December 31, 2005.

Direct cost of goods sold for our HAS products was $9.3 million and $33.3 million, respectively, for the years ended December 31, 2006 and 2005. The direct cost of goods sold for our HAS products decreased due to declining sales of our HAS products following our decision to discontinue the product line in January 2006. The direct cost of goods sold for our CMTS products was $1.5 million and $4.8 million, respectively, for the years ended December 31, 2006 and 2005. The direct cost of goods sold for our CMTS products decreased as total units sold for our CMTS products decreased because of our decision to cease investment in the CMTS product line in the fourth quarter of 2004.

Direct cost of goods sold related to our DVS products increased to $14.1 million in the year ended December 31, 2006, compared to $8.7 million in the year ended December 31, 2005.

The following is a breakdown of DVS cost of goods sold by period invoiced (in millions, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2006	2005	Dollars	Percent

Cost of goods sold related to DVS product invoiced and recognized in current period:
Total cost of goods sold related to DVS product invoiced in current period	$9.7	$13.4	$(3.7)	(27.6)%
Less: Cost of goods sold related to DVS product invoiced in current period and recognized in future periods	0.1	7.4	(7.3)	(98.6)%

Total cost of goods sold related to DVS product invoiced and recognized in current period	$9.6	$6.0	$3.6	60.0%
Cost of goods sold related to DVS product invoiced in prior fiscal years and recognized in current period	4.2	2.7	1.5	55.6%

Total cost of goods sold related to DVS product recognized in current period	$13.8	$8.7	$5.1	58.6%

In the years ended December 31, 2006 and 2005, the cost of goods sold related to DVS products invoiced during the period was $9.7 million and $13.4 million, respectively, representing a decrease of $3.7 million. Cost of goods sold related to revenue invoiced and recognized on DVS products during 2006 and 2005 was $9.6 million and $6.0 million, respectively. In the first quarter of 2006, we established VSOE of fair value for the PCS element of our DVS products, which allowed us to recognize revenue and cost of goods sold related to the hardware component of our DVS products when all criteria of Staff Accounting Bulletin No. 101, “Revenue Recognition” (SAB 101), as amended by SAB 104, and American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), had been met. Accordingly, cost of goods sold related to DVS products invoiced in 2006 and recognized in future periods was $0.1 million, compared to $7.4 million for 2005 due to the lack of established VSOE of fair value for all elements of our DVS products in periods prior to the first quarter of 2006. Additionally, $4.2 million and $2.7 million, respectively, of cost of goods sold were recognized during 2006 and 2005 for DVS products invoiced in prior periods. The breakdown of DVS cost of goods sold by period invoiced does not include non-warranty DVS repairs of $0.3 million and $0.1 million for the years ended December 31, 2006 and 2005, respectively, or trial and demonstration orders of nominal amounts.

For the year ended December 31, 2006, gross profit was $45.6 million, or 60% of revenues. This represented a $10.6 million increase compared to the year ended December 31, 2005, in which gross profit was $35.0 million, or 39% of revenues. The increase in our gross profit as a percentage of revenues was primarily attributable to an increase in revenues from the sales of our higher margin DVS products and a decrease in revenues from our lower margin HAS and CMTS products. Gross profit for the year ended December 31, 2006 reflected a $1.5 million benefit related to the sale of inventories that were reserved at December 31, 2005 as excess and obsolete compared to a $3.9 million benefit for the year ended December 31, 2005 related to the sale of inventories that were reserved at December 31, 2004 as excess and obsolete, as well as accrued vendor cancellation charges. The $1.5 million benefit in 2006 was offset by a $0.9 million increase in excess and obsolete inventory reserve requirements. The $3.9 million benefit in 2005 was offset by a $2.6 million increase in excess and obsolete inventory reserve requirements and vendor cancellation charges.

During 2007, we will continue to focus on improving sales of our higher margin DVS products and reducing product manufacturing costs. As we complete the transition to a digital video company, our revenues will primarily consist of DVS products, and thus, we expect our gross profit margin percentages to increase as a result of increased revenues from higher margin DVS products as a percentage of our overall revenues.

Operating Expenses

Research and development, sales and marketing, general and administrative expenses and restructuring charges, executive severance and asset write-offs are summarized in the following table (in thousands, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2006	2005	Dollars	Percent

Research and development	$17,377	$17,650	$(273)	(1.5)%
Sales and marketing	17,897	22,534	(4,637)	(20.6)%
General and administrative	24,944	20,356	4,588	22.5%
Restructuring charges, executive severance and asset write-offs	199	2,257	(2,058)	(91.2)%

Research and Development.

Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, expenditures for outside engineering consultants, and testing equipment and supplies required to develop and enhance our products. For the year ended December 31, 2006, research and development expenses were $17.4 million, or 23% of revenues, compared to $17.7 million, or 19% of revenues for the year ended December 31, 2005. The $0.3 million decrease in research and development expenditures in the year ended December 31, 2006 was primarily attributable to reductions in research and development based on the discontinuation of our CMTS product and decreased spending on HAS product innovation, which were offset by increased costs for DVS product development, including increased expenditures related to outsourced development services. We believe it is critical for us to continue to make significant investments in research and development to create innovative technologies and products that meet the current and future requirements of our customers. We anticipate that our overall research and development expenses will remain constant in 2007.

Sales and Marketing.

Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, salaries for marketing and support personnel and costs related to marketing communications, consulting and travel. Sales and marketing expenses decreased to $17.9 million, or 23% of revenues for the year ended December 31, 2006, compared to $22.5 million, or 25% of revenues for the year ended December 31, 2005. The reduction in sales and marketing expense was partly attributable to a $0.6 million reduction in compensation and employee benefits expenses, a $0.5 million decrease in travel expenses that resulted from headcount reductions implemented in 2006, a $1.2 million decrease in marketing expenses primarily related to a reduction in tradeshows and advertising expenses, and a $0.7 million reduction in spending on outside sales and marketing professional services.

General and Administrative.

General and administrative expenses consist primarily of salary and benefits for administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. For the year ended December 31, 2006, general and administrative expenses were $24.9 million, or 33% of revenues, compared to $20.4 million, or 22% of revenues for the year ended December 31, 2005. Higher general and administrative expenses were primarily a result of increased legal, auditing, financial consulting, and contractor costs of $4.2 million, compensation expenses of $0.7 million related to bonus plans and severance payments, $0.6 million of repair expense related to the termination of our aircraft lease and $0.8 million related to facility expenses and moving costs. These increases were partially offset by decreases in recruiting expenses of $0.3 million, decreased depreciation and amortization of $0.4 million and decreases to employee benefits of $0.1 million.

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the internal review of our historical financial statements, the re-audit of our historical financial statements for the years ended December 31, 2004 and 2003 and the review of the four quarters of 2004 and 2005, the preparation of the restated financial statements, the Commission investigation and inquiries from other governmental agencies, the related class action litigation and the repayment in full of our 5% convertible subordinated notes (Notes). Excluding the $65.6 million that we paid to the holders of the Notes in March 2006, which consisted of the face value of the Notes and the accrued and unpaid interest and related costs, these expenses amounted to approximately $10.6 million through December 31, 2006. We anticipate that our overall general and administrative expense will decrease in 2007.

Restructuring Charges, Executive Severance and Asset Write-offs.

Restructuring charges, executive severance and asset write-offs for the year ended December 31, 2006 were $0.2 million. The amount consists primarily of a decrease in an accrual of $0.8 million due to a change in estimate for excess leased facilities and $1.0 million charge for the write-off of leasehold improvements related to the Santa Clara facility. Restructuring charges, executive severance and asset write-offs for the year ended December 31, 2005 totaled $2.3 million and related primarily to severance and benefit costs.

Restructuring charges, executive severance and asset write-offs are summarized as follows (in thousands, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2006	2005	Dollars	Percent

Restructuring charges	$—	$1,003	$(1,003)	(100.0)%
Executive severance	—	15	(15)	(100.0)%
Long-lived assets written-off	962	85	877	1031.8%

Subtotal	962	1,103	(141)	(12.8)%
Restructuring (recovery/change in estimate in prior year plans)	(763)	1,154	(1,917)	(166.1)%

Restructuring charges, executive severance and asset write-offs	$199	$2,257	$(2,058)	(91.2)%

For further detail, refer to Note 6, “Restructuring Charges and Asset Write-offs,” to Condensed Consolidated Financial Statements

Non-operating Expenses

Interest income (expense), net and other income, net were as follows (in thousands, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2006	2005	Dollars	Percent

Interest income (expense), net	$1,178	$(189)	$1,367	(723.3)%
Other income, net	22	1,155	(1,133)	(98.0)%

Interest income (expense), net relates primarily to $1.6 million of income generated from investments in high-quality fixed income securities, offset by $0.4 million of interest expense on our Notes. We expect our interest income (expense), net to decrease in future periods based upon our reduction in short-term investments resulting from the repurchase of our Notes in the first quarter of 2006.

Other income, net is generally comprised of realized foreign currency gains and losses, realized gains or losses on investments, and income attributable to non-operational gains and losses. The decrease in other income, net for the years ended December 31, 2006 compared to the year ended December 31, 2005 was largely attributable to the recognized gain on the sale of Terayon Communication Systems Ltd. to Megabridge in 2005 and increased amortization of bond issuance costs due to the retirement of our Notes in 2006.

Income Tax (Expense) Benefit

With the exception of the three months ended June 30, 2006, we have generated losses since our inception. We have not recorded a tax provision based on net income for the year ended December 31, 2006, due to the large net operating loss carry forwards we have to offset any federal and state tax liability. Income tax expense for the years ended December 31, 2006 and 2005 is nominal and primarily related to foreign taxes.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” (SFAS 123(R)), which requires the measurement and recognition of stock-based compensation expense for share-based payment awards. We elected to adopt SFAS 123(R) using the modified prospective recognition method. The modified prospective recognition method requires us to recognize compensation cost for new and unvested stock options, restricted stock, restricted stock units and employee stock purchase plan shares. Under the modified prospective recognition method, prior period financial statements are not restated.

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

During the year ended December 31, 2006, we recorded $2.5 million in stock-based compensation compared to zero stock-based compensation recorded during the year ended December 31, 2005. At December 31, 2006, unamortized compensation expense related to outstanding unvested stock options that are expected to vest was approximately $2.9 million. This unamortized compensation expense is expected to be recognized over a weighted average period of approximately 2.2 years.

Comparison of Years Ended December 31, 2005 and 2004

Revenues

Our revenues declined 34% to $90.7 million for the year ended December 31, 2005 from $136.5 million in 2004, due to sales of HAS and CMTS products decreasing from 2004 to 2005 by $41.0 million or 50% of HAS revenue, and $22.4 million or 74% of CMTS revenue, respectively. The decline in CMTS revenue is directly related to our announcement in October 2004 that we would cease investment in future development of CMTS. The decline in our HAS revenue resulted from decreased market demand for traditional, data-only modems and the inability for our voice-enabled eMTA modems to find widespread market acceptance. Revenue from our DVS product line increased 74% to $41.8 million in 2005, up from $24.1 million in 2004. The increase in DVS revenue was driven primarily by demand from our MSO customers in the United States which continued to upgrade their networks as part of their efforts to implement ADS networks that included digital program insertion capabilities as well as ADS build out by the second tier MSOs.

Revenue in 2004 and 2005 was impacted by the recognition of sales invoiced in prior periods as well as sales invoiced in the current period recognized in future periods. In 2004 and 2005, $9.7 million and $15.9 million, respectively, of revenue was recognized from sales invoiced in prior periods including deferred revenues. Deferred revenue recognized in 2005 includes $7.8 million of revenue related to sales of our BP 5100 product to Thomson Broadcast that was previously recognized in 2004 but deferred to the quarter ended December 31, 2005 in connection with the restatement. In 2004 and 2005, $15.6 million and $30.4 million, respectively, of revenue billed in the current period was recognized in future periods.

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

The following is a breakdown of DVS revenue by period invoiced (in millions, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2005	2004	Dollars	Percent

DVS product revenue invoiced and recognized in current period:
Total invoiced in current period	$53.9	$36.8	$17.1	46.5%
Less: Invoiced in current period and recognized in future periods	27.4	15.0	12.4	82.7%

Total invoiced and recognized in current period	$26.5	$21.8	$4.7	21.6%
DVS product revenue invoiced in prior fiscal years and recognized in current period	15.3	2.3	13.0	565.2%

Total DVS product revenue recognized in current period	$41.8	$24.1	$17.7	73.4%

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

Revenues by geographic areas:
United States	$52,838	$72,838	$(20,000)	(27.5)%
Americas, excluding United States	1,871	4,930	(3,059)	(62.0)%
Europe, Middle East and Africa (EMEA), excluding Israel	15,314	17,640	(2,326)	(13.2)%
Israel	7,645	16,645	(9,000)	(54.1)%
Asia, excluding Japan	11,544	15,259	(3,715)	(24.3)%
Japan	1,452	9,172	(7,720)	(84.2)%

Total	$90,664	$136,484	$(45,820)	(33.6)%

Revenues in all geographic markets declined due to decreased sales of HAS and CMTS products to MSOs. Revenues in the United States decreased 28% to $52.8 million in the year ended December 31, 2005, down from $72.8 million in 2004. However, revenue in the United States increased as a percentage of sales from 53% of total revenues at December 31, 2004 to 58% of total revenues at December 31, 2005 due primarily to a decrease in sales of HAS and CMTS products, where sales were concentrated outside the United

States. Revenues in EMEA, excluding Israel, decreased 13% to $15.3 million in the year ended December 31, 2005, compared to $17.6 million in 2004, due to decreased sales of our CMTS and HAS products, partially offset by sales of the remaining CMTS and HAS inventory to MSOs in Eastern Europe. Sales of our DVS product in Europe were nominal in both the years ended December 31, 2005 and December 31, 2004. Revenue for Israel decreased 54% to $7.6 million in the year ended December 31, 2005, down from $16.6 million in the year ended December 31, 2004, as a result of decreased HAS sales. Sales of our DVS product in Israel were not material. Revenue in Asia, excluding Japan, decreased 24% to $11.5 million in the year ended December 31, 2005, down from $15.3 million in 2004. This decrease resulted from the significant decline in the sale of CMTS and HAS products due to our decision to cease investment in the CMTS product line in 2004. Sales of our DVS product in Asia, excluding Japan, were nominal. Revenue in Japan decreased 84% to $1.5 million from $9.2 million in 2004. This decrease was a result of a significant decline in the sale of CMTS and HAS products due to our decision to cease investment in the CMTS product line in 2004. Sales of our DVS product in Japan were nominal.

In 2005, we focused our sales activities on selling DVS products in the United States, which is the primary geographic market for our DVS products. As a result of increased revenues from MSO customers in the United States, our revenues from sales of DVS products outside the United States decreased from 18% of total DVS sales to 9% of total DVS sales between 2004 and 2005.

Significant Customers

Three customers, Harmonic, Thomson Broadcast and Comcast (12%, 11% and 10%, respectively), accounted for more than 10% each of our total revenues for the year ended December 31, 2005. Two customers, Adelphia and Comcast (20% and 13%, respectively), accounted for more than 10% each of our total revenues for the year ended December 31, 2004. In 2005, Adelphia ceased to be a significant customer following our decision to cease investment in the CMTS products.

Cost of Goods Sold and Gross Profit

Cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment. In 2005, cost of goods sold was $55.6 million, or 61% of revenues, compared to $101.9 million, or 75% of revenues in 2004. Cost of goods sold in 2005 included the recognition of $2.7 million of direct development costs related to the sale of our BP 5100 product and service to Thomson Broadcast that was deferred from prior periods.

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

The following is a breakdown of DVS cost of goods sold by period invoiced (in millions, except percentages):

	Year Ended
	December 31,		Variance in	Variance in
	2005	2004	Dollars	Percent

Cost of goods sold related to DVS product invoiced and recognized in current period:
Total cost of goods sold related to DVS product invoiced in current period	$13.4	$7.8	$5.6	71.8%
Less: Cost of goods sold related to DVS product invoiced in current period and recognized in future periods	7.4	2.7	4.7	174.1%

Total cost of goods sold related to DVS product invoiced and recognized in current period	$6.0	$5.1	$0.9	17.6%
Cost of goods sold related to DVS product invoiced in prior fiscal years and recognized in current period	2.7	0.5	2.2	440.0%

Total cost of goods sold related to DVS product recognized in current period	$8.7	$5.6	$3.1	55.4%

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

Cost of goods sold in 2005 included a $3.9 million benefit related to the sale of inventories that were reserved in prior periods as excess and obsolete and accrued vendor cancellation charges compared to $3.1 million for the year ended December 31, 2004. The $3.9 million benefit in 2005 was offset by a $2.6 million increase in excess and obsolete inventory reserve requirements and vendor cancellation charges. The $3.1 million benefit in 2004 was offset by a $12.3 million increase in excess and obsolete inventory reserve requirements and vendor cancellation charges. Excess and obsolete and vendor cancellation charges in 2004 included net charges of $9.2 million related to our decision to cease investment in the CMTS product line.

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

Interest expense, net relates primarily to interest on our Notes, offset by interest income generated from investments in high-quality fixed income securities.

Other income, net is generally comprised of realized foreign currency gains and losses, realized gains or losses on investments, and income attributable to non-operational gains and losses.

Income Tax (Expense) Benefit

In 2005 we recorded an income tax expense of $0.1 million which was primarily related to foreign taxes, and in 2004 we recorded an income tax benefit of $0.1 million. The foreign tax expense of approximately $0.3 million in 2004 was offset by a tax benefit resulting principally from the reversal of tax accruals due to the sale of certain subsidiaries.

Litigation

See Item 3 — Legal Proceedings.

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

Liquidity and Capital Resources

At December 31, 2006, we had $20.3 million in cash and cash equivalents and short-term investments compared to $101.3 million as of December 31, 2005. The reduction in cash and cash equivalents and short-term investments of $81.0 million since December 31, 2005 was primarily attributable to the repayment in March 2006 of $65.6 million in the aggregate principal amount of the Notes, including all accrued and unpaid interest and related fees, and the funding of operating activities.

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

Cash used in operating activities for year ended December 31, 2006 was $14.0 million compared to cash provided by operating activities of $2.6 million in the same period in 2005. For the year ended December 31, 2006, we incurred a $3.8 million net loss which included an $8.6 million non-cash gain related to the recognition of a deferred gain on the sale of ATI Technologies, Inc., a $2.5 million non-cash charge related to stock-based compensation expenses, and a $2.9 million non-cash charge related to inventory provision. During 2006, the cash used in operating activities was further affected by contributions to cash of $7.5 million from the decrease in other assets, $5.7 million from the decrease in inventory, and $3.0 million from the decrease of long-term cost of goods sold. These contributions were offset by a $12.9 million decrease in deferred revenue and a $5.3 million increase in other current assets. In 2005, the $2.6 million provided to cash was driven by a net loss of $27.0 million, offset by a net contribution of cash of $8.0 million from accounts receivable, $4.0 million from inventory, and a $12.6 million increase in deferred revenue. In 2004, the $39.7 million usage of cash was driven by the net loss of $47.1 million, a $11.9 million in increased inventory and a $17.4 million reduction in accounts payable offset by a $11.6 million non-cash inventory provision, a $8.4 million decrease in accounts receivable and an $11.9 million increase in deferred revenues.

On March 9, 2005, we sold certain of our cable modem semiconductor assets to ATI Technologies, Inc. (ATI). Under the terms of the agreement, ATI was required to pay us $7.0 million at the closing, with a balance of $7.0 million subject to our achieving milestones for certain conditions, services and deliverables up to June 9, 2006. Upon the closing, we received $8.6 million in cash, which was comprised of the $7.0 million for the initial payment and $1.9 million for having met the first milestone, minus $0.3 million to pay for Company funded retention bonuses for employees that accepted employment with ATI. In June 2006, ATI paid us $1.1 million from the amount that was released from escrow in June 2006 and we forfeited $0.8 million, the remaining amount that was held in escrow, for failing to obtain vendor author status for ATI with Cable Television Laboratories, Inc. (CableLabs) by June 9, 2006. Despite receiving cash payments for the sale of assets to ATI, we did not recognize the $9.9 million gain on the ATI transaction until the quarter ended June 30, 2006, based upon the completion of milestones and the termination of the supply arrangement between ATI and us. This gain represented the purchase price of $12.5 million, less transaction related costs of $2.6 million.

In connection with our operating lease arrangement to lease a corporate aircraft, we deposited and pledged an aggregate amount of $7.5 million in cash (Deposit) in 2004 with the aircraft lessor, General Electric Capital Corporation (GECC), to secure our obligations under the lease. In August 2004, we entered into an aircraft sublease, which terminated on January 14, 2007. On March 28, 2007, GECC returned to us approximately $6.8 million of the $7.5 million cash deposit held by GECC as collateral for the aircraft lease. GECC will retain $0.7 million in collateral (Repair Collateral) subject to GECC’s completion of repairs, tests, inspections, and corrections to the aircraft, which GECC has estimated will cost $0.6 million. The remaining amount of the Repair Collateral, if any, will be returned to us.

Investing activities consisted primarily of net purchases and sales of short-term investments. Cash provided by investing activities for the year ended December 31, 2006 was $58.5 million compared to cash used by investing activities of $19.6 million in the same period in 2005. The proceeds from the $61.0 million sale of short-term investments in the first quarter of 2006 were required to repay the Notes as described above. Cash provided by investing activities for the year ended December 31, 2004 was $50.8 million.

Cash used by financing activities of $65.1 million in the year ended December 31, 2006 was due to the repayment of $65.1 million of face value for the Notes. Cash provided by financing activities in the year ended December 31, 2005 was $3.1 million, due to proceeds from the exercise of stock options. Cash provided by financing activities for the year ended December 31, 2004 was $1.6 million.

We currently believe that our current unrestricted cash, cash equivalents and short-term investment balances will be sufficient to satisfy our cash requirements for at least the next 12 months. In order to achieve profitability in the future, we will need to increase revenues, primarily through sales of more profitable products, and decrease costs and operating expenses. These statements are forward-looking in nature and involve risks and uncertainties. Actual results may vary as a result of a number of factors, including those discussed under Item 1A — Risk Factors. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, and financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. We cannot assure that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years

Unconditional purchase obligations	$6.4	$6.4	$—	$—	$—
Operating lease obligations	11.0	3.9	7.1	—	—

Total	$17.4	$10.3	$7.1	$—	$—

We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of December 31, 2006, we had approximately $6.4 million of purchase obligations, of which $0.1 million is included in the Consolidated Balance Sheet as accrued vendor cancellation charges, and the remaining $6.3 million is attributable to open purchase orders. The remaining purchase obligations become payable at various times throughout 2007.

We entered into a lease agreement for $2.3 million to lease a facility of approximately 63,000 square feet from October 2006 through September 2009. We entered into a sub-sublease for $6.7 million to sub-sublease a facility with approximately 141,000 square feet from October 2006 through October 2009.

The following table presents other commercial commitments, primarily required to support operating leases (in millions):

	Amount of Commitment Expiration per Period
		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years

Deposits	$7.5	$7.5	$—	$—	$—
Standby letters of credit	0.4	—	0.4	—	—

Total	$7.9	$7.5	$0.4	$—	$—

In 2002, we entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was secured by a $9.0 million letter of credit. The letter of credit was reduced to $7.5 million in February 2003. During 2004, the $7.5 million letter of credit was converted to a cash deposit. This lease commitment is included in the table above. In March 2004, in connection with our worldwide restructuring, we notified GECC of our intentions to locate a purchaser for our remaining obligations under this lease. In August 2004, we entered into an agreement with a third party to sublease the corporate aircraft through December 31, 2006, which sublease was subsequently extended through January 14, 2007. On March 28, 2007, GECC returned to us approximately $6.8 million of the $7.5 million cash deposit held by GECC as collateral for the aircraft lease. GECC will retain $0.7 million in collateral (Repair Collateral) subject to GECC’s completion of repairs, tests, inspections, and corrections to the aircraft, which GECC has estimated will cost $0.6 million. The remaining amount of the Repair Collateral, if any, will be returned to us. As a result of our real estate lease commitments, we have $0.4 million of letters of credit outstanding.

Critical Accounting Policies

We consider certain accounting policies related to revenue recognition, deferred revenue and deferred cost of goods sold, allowance for doubtful accounts, inventory valuation, warranty reserves, restructuring, contingencies and income taxes to be critical policies due to the estimation processes involved in each. We discuss each of our critical accounting policies, in addition to certain less significant accounting policies, with senior members of management and the audit committee, as appropriate.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers and generally require no collateral. We evaluate our trade receivables based upon a combination of factors. Credit losses have historically been within management’s expectations. When we become aware of a customer’s inability to pay, such as in the case of bankruptcy or a decline in the customer’s operating results or financial position, we record an allowance to reduce the related receivable to an amount we reasonably believe is collectible. We maintain an allowance for potentially uncollectible accounts receivable based on an estimate of collectibility. We assess collectibility based on a number of factors, including history, the number of days an amount is past due (based on invoice due date), changes in credit ratings of customers, current events and circumstances regarding the business of our clients’ customers and other factors that we believe are relevant. If circumstances related to a specific customer change, our estimates of the recoverability of receivables could be further reduced. In addition, we made other adjustments to the allowance for doubtful accounts to offset the accounts receivable and related reserve related to customers who were granted extended payment terms, experiencing financial difficulties or where collectibility was not reasonably assured. Accordingly, we classify these customers as those with “extended payment terms” or with “collectibility issues.” At December 31, 2006 and 2005, the allowance for potentially uncollectible accounts was $0.2 million and $2.8 million, respectively.

Inventory Valuation

We value inventory at the lower of cost or market in accordance with Chapter 3 of Accounting Research Bulletin No. 43. Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, generally twelve months or less as well as product lifecycle and product development plans. Given the rapid technological change in the technology and communications equipment industries as well as significant, unpredictable changes in capital spending by our customers, we believe that assessing the value of inventory using generally a twelve-month time horizon is appropriate.

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

We record losses on commitments to purchase inventory in accordance with Statement 10 of Chapter 4 of Accounting Research Bulletin No. 43. We accrue for vendor cancellation charges (which increase cost of goods sold) which represent management’s estimate of our financial exposure to vendors should our management curtail or cease production of certain products or terminate a vendor or supplier agreement. Estimates of exposure are determined using vendor inventory data. Should we change our short-term manufacturing plans such that further products or components would no longer be used, additional vendor cancellation charges may occur. If product is received and booked into inventory for which a vendor cancellation reserve had been previously established, the vendor cancellation reserve attributable to this inventory is transferred to the reserve for excess and obsolete inventory. At December 31, 2006, accrued vendor cancellation charges were $0.1 million, which are expected to become payable in the next three to six months. At December 31, 2005 and 2004, accrued vendor cancellation charges were $1.5 million and $0.5 million, respectively. From time to time we have been able to reverse portions of our vendor cancellation accrual as we were able to negotiate downward certain vendor cancellation charges. Such reversals of vendor cancellation charges cause a decrease in cost of goods sold in the period during which such charges are reversed. For the years ended December 31, 2006 and 2005, we reversed nominal amounts of vendor cancellation charges accrued at December 31, 2005 and 2004, respectively. For the year ended December 31, 2004, we reversed $2.4 million of vendor cancellation charges accrued at December 31, 2003 as a result of favorable negotiations with vendors and revised forecasts of demand.

Warranty Reserves

We provide a standard warranty for most of our products, ranging from one to five years from the date of purchase. We provide for the estimated cost of product warranties at the time revenue is recognized. Our warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our estimate of costs to service our warranty obligations is based on historical experience and our expectation of future conditions. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revision to the warranty liability would be required, resulting in decreased gross profits. Warranty reserves totaled $1.2 million and $2.9 million, for the years ended December 31, 2006 and 2005, respectively.

Restructuring and Other Related Charges

Between 2001 and 2005, we implemented restructuring programs to focus and streamline our business and reduce operating expenses. In connection with these programs, we reduced headcount, abandoned facilities and wrote off inventory. As a result of these actions, we recorded restructuring and other related charges primarily consisting of cash severance payments made to terminated employees, lease payments related to property abandoned as a result of our facilities consolidation and lease payments related to an aircraft lease. Each reporting period, we review these estimates based on the execution of our restructuring plans and changing market conditions, such as the real estate market and other assumptions and, as needed, record appropriate adjustments. To the extent that these assumptions change, the ultimate restructuring expenses could vary.

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

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) — an interpretation of FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including decisions on whether or not to file in a particular jurisdiction. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 are reported as an adjustment to the opening balance of retained earnings FIN 48 is effective for years beginning after December 15, 2006, therefore, we will adopt FIN 48 as of January 1, 2007. We expect that adoption of this accounting standard will increase the level of disclosure that we provide regarding our tax positions. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect adoption to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the Commission released Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required as long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159), which includes an amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 159 provides companies with an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159, but do not expect adoption to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Foreign Currency Risk.  A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions from Belgium, United Kingdom, Hong Kong and Canada. If foreign currency rates were to fluctuate by 10% from the rates at December 31, 2006, our financial position, results of operations and cash flows would not be materially affected. However, we cannot guarantee that there will not be a material impact in the future.

Item 8.	Financial Statements and Supplementary Data

TERAYON COMMUNICATION SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Terayon Communication Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Terayon Communication Systems, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at accompanying Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terayon Communication Systems, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123(R)) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Terayon Communication Systems, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 29, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/  Stonefield Josephson, Inc.

San Francisco, California
March 29, 2007

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$8,362	$28,867
Short-term investments	11,951	72,434
Accounts receivable, net of allowance for doubtful accounts	10,914	9,879
Other current receivables	1,296	1,606
Inventory, net	2,324	10,915
Deferred cost of goods sold	2,289	3,351
Deposits	8,248	—
Other current assets	1,532	3,427

Total current assets	46,916	130,479
Property and equipment, net	3,309	3,915
Restricted cash	395	332
Long-term deferred cost of goods sold	1,338	4,351
Other assets, net	12	7,571

Total assets	$51,970	$146,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,495	$5,036
Accrued payroll and related expenses	3,650	2,105
Deferred revenues	9,329	13,952
Deferred gain on asset sale	—	8,631
Accrued warranty expenses	1,246	2,887
Accrued restructuring and executive severance	149	1,305
Accrued vendor cancellation charges	124	1,508
Accrued other liabilities	4,071	6,287
Interest payable	—	1,356
Current portion of subordinated convertible notes	—	65,367

Total current liabilities	24,064	108,434
Long-term obligations	1,399	1,455
Accrued restructuring and executive severance	193	1,381
Long-term deferred revenue	6,492	14,721

Total liabilities	32,148	125,991

Commitments and contingencies (Notes 4 and 8)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value, 200,000,000 shares authorized Issued — 77,793,844 in 2006 and 77,794,186 in 2005 Outstanding — 77,637,177 in 2006 and 2005	78	78
Additional paid-in capital	1,089,278	1,086,817
Accumulated deficit	(1,066,269)	(1,062,438)
Treasury stock, at cost; 156,009 shares	(773)	(773)
Accumulated other comprehensive loss	(2,492)	(3,027)

Total stockholders’ equity	19,822	20,657

Total liabilities and stockholders’ equity	$51,970	$146,648

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenues	$76,430	$90,664	$136,484
Cost of goods sold	30,848	55,635	101,887

Gross profit	45,582	35,029	34,597
Operating expenses:
Research and development	17,377	17,650	33,199
Sales and marketing	17,897	22,534	24,145
General and administrative	24,944	20,356	12,039
Restructuring charges, executive severance and asset write-offs	199	2,257	12,336

Total operating expenses	60,417	62,797	81,719

Loss from operations	(14,835)	(27,768)	(47,122)
Gain on sale of assets	9,984	—	—
Interest income (expense), net	1,178	(189)	(1,090)
Other income, net	22	1,155	1,031

Loss before income tax expense	(3,651)	(26,802)	(47,181)
Income tax benefit (expense)	(180)	(149)	76

Net loss	$(3,831)	$(26,951)	$(47,105)

Basic and diluted net loss per share	$(0.05)	$(0.35)	$(0.62)

Shares used in computing basic and diluted net loss per share	77,637	77,154	75,751

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other			Total
	Common Stock		Additional	Accumulated	Deferred	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Compensation	Income (loss)	Shares	Amount	Equity
	(In thousands, except share amounts)

Balance at December 31, 2003	74,874,001	$75	$1,082,034	$(988,382)	$(22)	$(2,368)	156,009	$(773)	$90,563
Exercise of option for cash to purchase common stock	225,645		494						494
Re-valuation of options to non-employees			(5)		5
Amortization of deferred compensation					17				17
Issuance of common stock for Employee Stock Purchase Plan	1,197,419	1	1,186						1,187
Comprehensive loss:
Increase to unrealized gain on short term investments						(520)			(520)
Cumulative translation adjustment						307			307
Net loss				(47,105)					(47,105)

Comprehensive Loss									(47,319)

Balance at December 31, 2004	76,297,065	76	1,083,709	(1,035,487)	—	(2,582)	156,009	(773)	44,943
Exercise of option for cash to purchase common stock	1,340,112	2	3,056						3,058
Accelerated Vesting of Options			52						52
Comprehensive loss:
Increase to unrealized gain on short term investments						16			16
Cumulative translation adjustment						(461)			(461)
Net loss				(26,951)					(26,951)

Comprehensive Loss									(27,396)

Balance at December 31, 2005	77,637,177	78	1,086,817	(1,062,438)	—	(3,027)	156,009	(773)	20,657
Stock based compensation expense			2,461						2,461
Comprehensive loss:
Increase to unrealized gain on short term investments						425			425
Cumulative translation adjustment						110			110
Net loss				(3,831)					(3,831)

Comprehensive Loss									(2,746)

Balance at December 31, 2006	77,637,177	$78	$1,089,278	$(1,066,269)	$—	$(2,492)	156,009	$(773)	$19,822

See accompanying notes.

TERAYON COMMUNICATION SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(3,831)	$(26,951)	$(47,105)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,059	3,148	5,860
Stock based compensation	2,461	—	—
Amortization of subordinated convertible notes premium	(286)	(221)	(221)
Amortization of deferred compensation	—	—	17
Accretion of discounts on short-term investments	(126)	(114)	(107)
Realized gains on sales of short-term investments	—	—	(2)
Inventory provision	2,940	2,732	11,550
Provision for doubtful accounts	(25)	132	590
Restructuring provision	—	2,068	6,513
Write-off of fixed assets	1,092	602	3,045
Warranty provision	673	(165)	3,075
Vendor cancellation provision	(1,040)	1,143	387
Recognition of deferred gain on asset sale	(8,631)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(700)	7,986	8,404
Inventory	5,651	4,019	(11,939)
Other current assets	(5,291)	(3,262)	(311)
Long-term deferred cost of goods sold	3,013	(2,543)	(1,458)
Other assets	7,496	2,896	2,172
Accounts payable	459	(2,810)	(17,440)
Accrued payroll and related expenses	1,545	(2,829)	(1,984)
Deferred revenues	(12,852)	12,624	11,852
Deferred gain on asset sale	(2,314)	8,631	—
Accrued warranty expenses	(2,344)	(1,618)	(3,634)
Accrued restructuring charges	(344)	(4,507)	(4,355)
Accrued vendor cancellation charges	—	(156)	(2,735)
Other accrued liabilities	(3,628)	1,793	(1,830)

Net cash provided by (used in) operating activities	(14,023)	2,598	(39,656)

Cash flows from investing activities:
Purchases of short-term investments	—	(44,707)	(89,957)
Proceeds from sales and maturities of short-term investments	61,034	26,919	143,480
Purchases of property and equipment	(2,545)	(1,811)	(2,700)

Net cash provided by (used in) investing activities	58,489	(19,599)	50,823

Cash flows from financing activities:
Principal payments on capital leases	—	—	(126)
Debt extinguishment of convertible debt	(65,081)	—	—
Proceeds from issuance of common stock	—	3,110	1,682

Net cash provided by (used for) financing activities	(65,081)	3,110	1,556

Effect of foreign currency exchange rate changes	110	(460)	307

Net decrease in cash and cash equivalents	(20,505)	(14,351)	13,030
Cash and cash equivalents at beginning of year	28,867	43,218	30,188

Cash and cash equivalents at end of year	$8,362	$28,867	$43,218

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$36	$111	$138

Cash paid for interest	$1,817	$3,254	$3,268

Non-cash investing and financing activity:
Deferred compensation relating to common stock issued to non-employee	$—	$—	$17

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentrations of Credit Risk, Customers, Suppliers and Products

The Company performs ongoing credit evaluations of its customers and generally requires no collateral. Credit losses have historically been within management’s expectations. The Company maintains an allowance for potentially uncollectible accounts receivable based on an assessment of collectibility. The Company

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assesses collectibility based on a number of factors, including past history, the number of days an amount is past due (based on invoice due date), changes in credit ratings of customers, current events and circumstances regarding the business of the Company’s clients’ customers and other factors that the Company believes are relevant. At December 31, 2006 and 2005, the allowance for potentially uncollectible accounts was $0.2 million and $2.8 million, respectively. A relatively small number of customers account for a significant percentage of the Company’s revenues and accounts receivable. The Company expects the sale of its products to a limited number of customers and resellers to continue to account for a high percentage of revenues.

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior to 2006, for the DVS product, the Company determined that it did not establish VSOE of fair value for the undelivered element of PCS, which required the Company to amortize the sale price of both the hardware element and PCS element ratably over the period of the customer support contract. The Company amortized the cost of goods sold for the DVS product ratably over the period of the customer support contract. Revenue and the related cost of goods sold for DVS products that contain multiple element arrangements in each quarter of 2004 and 2005 were deferred and recognized ratably over the contract service period.

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

Deferred Revenue, Deferred Cost of Goods Sold

Deferred revenue and deferred cost of goods sold are a result of the Company recognizing revenues on the DVS product under SOP 97-2. Under SOP 97-2, the Company must establish VSOE of fair value for each element of a multiple element arrangement. Until the first quarter of 2006, the Company did not establish VSOE of fair value for PCS when PCS was sold as part of a multiple element arrangement. As such, for DVS products sold with PCS, revenue and the cost of goods sold related to the delivered element, the hardware component, were deferred and recognized ratably over the period of the PCS.

Accounts Receivable, Net of Allowance for Doubtful Accounts

The Company performs ongoing credit evaluations of its customers and generally require no collateral. The Company evaluates its trade receivables based upon a combination of factors. Credit losses have historically been within management’s expectations. When the Company becomes aware of a customer’s inability to pay, such as in the case of bankruptcy or a decline in the customer’s operating results or financial position, it records an allowance to reduce the related receivable to an amount it reasonably believes is collectible. The Company maintains an allowance for potentially uncollectible accounts receivable based on an estimate of collectibility. The Company assesses collectibility based on a number of factors, including history, the number of days an amount is past due (based on invoice due date), changes in credit ratings of customers, current events and circumstances regarding the business of its clients’ customers and other factors that it believes are relevant. If circumstances related to a specific customer change, its estimates of the recoverability of receivables could be further altered. In addition, the Company made other adjustments to the allowance for doubtful accounts to offset the accounts receivable and related reserve related to customers who were granted extended payment terms, experiencing financial difficulties or where collectibility was not reasonably assured.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, the Company classifies these customers as those with “extended payment terms” or with “collectibility issues.”

Research and Development Expenses

With the exception of the series of contractual arrangements with Thomson Broadcast entered into to develop a customized product, research and development expenses are charged to expense as incurred. As a part of the restatement, the Company recognized revenue under this series of contractual arrangements in accordance with SOP 97-2, SAB 104 and SOP 81-1. As a result, all revenue and research and development expenses associated with the contract were recognized in the quarter ended December 31, 2005. The Company generally does not engage in project-based contracts with its customers that may result in the deferral of research and development expenditures in future periods.

Shipping and Handling Costs

Costs related to shipping and handling are included in cost of goods sold for all periods presented.

Advertising Expenses

The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 was $0.3 million, $0.6 million and $0.1 million, respectively.

Net Loss Per Share

Shares used in the calculation of basic and diluted net loss per share are as follows (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004

Net loss	$(3,831)	$(26,951)	$(47,105)

Basic and diluted net loss per share	$(0.05)	$(0.35)	$(0.62)

Shares used in computing basic and diluted net loss per share	77,637	77,154	75,751

Options to purchase 12,169,709, 13,031,986 and 16,802,838 shares of common stock were outstanding at December 31, 2006, 2005 and 2004, respectively. These common stock equivalents were not included in the computation of diluted net loss per share since the effect would have been anti-dilutive. There were no warrants outstanding at December 31, 2006, 2005 and 2004.

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

The Company determines impairment related to its debt and equity investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SAB 59, “Accounting for Noncurrent Marketable Equity Securities,” which provide guidance on determining when an investment is other-than-temporarily impaired. Applying this guidance requires judgment. In making this judgment, the Company evaluates, among other factors, the duration and extent to which the fair value of an investment is

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less than its cost, the financial health of and business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financing cash flow, available financial information and the Company’s intent and ability to hold the investment. The Company also relies upon guidance from Financial Accounting Standards Board (FASB), Emerging Issues Task Force (EITF) 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” in determining possible impairment as it relates to its debt investments. As of December 31, 2006, the Company had approximately $49,000 in unrealized losses on cash, cash equivalents and short term investments in Other Comprehensive Loss on the Consolidated Balance Sheet. The unrealized losses relating to investments in federal agency securities were caused by interest rate increases. The Company purchased these securities at par, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006. Further the Company has a history of holding these types of investments to maturity and assesses this issue quarterly.

The Company’s short-term investments, which consist primarily of commercial paper, U.S. government and U.S. government agency obligations and fixed income corporate securities are classified as available-for-sale and are carried at fair market value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company had no material investments in short-term equity securities at December 31, 2006 and 2005.

Other Current Receivables

As of December 31, 2006 and 2005, other current receivables are primarily composed of interest, taxes, and non-trade receivables, and included approximately $0.5 million and $0.2 million, respectively, due from contract manufacturers for raw materials purchased from the Company.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	Year Ended December 31,
	2006	2005

Raw materials	$203	$58
Work-in-process and Finished goods	2,121	10,857

Total	$2,324	$10,915

The Company records losses on commitments to purchase inventory in accordance with Statement 10 of Chapter 4 of Accounting Research Bulletin No. 43. The Company’s policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires it to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, generally twelve months or less as well as product lifecycle and product development plans. Given the rapid change in the technology and communications equipment industries as well as significant, unpredictable changes in capital spending by the Company’s customers, the Company believes that assessing the value of inventory using generally a twelve-month time horizon is appropriate.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deposits

As of December 31, 2006, deposits primarily consisted of $7.5 million related to the corporate aircraft and $0.7 related to professional services retainers.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Property and equipment are depreciated for financial reporting purposes using the straight-line method over the estimated useful lives, generally three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases. In 2006, the Company recorded $1.6 million in leasehold improvements on the facility it leased for its corporate headquarters in August 2006. The recoverability of the carrying amount of property and equipment is assessed based on estimated future undiscounted cash flows, and if an impairment exists, the charge to operations is measured as the excess of the carrying amount over the fair value of the assets. Based upon this method of assessing recoverability, the Company recorded $1.1 million, $0.6 million and $3.0 million in disposals and asset impairments primarily related to restructuring activities for the years ended December 31, 2006, 2005 and 2004, respectively.

Property and equipment are as follows (in thousands):

	Year Ended
	December 31,
	2006	2005

Software and computers	$10,742	$11,117
Furniture and fixtures	436	357
Office equipment	92	175
Leasehold improvements	1,615	2,455
Machinery and equipment	13,042	14,231

Property and equipment	25,927	28,335
Accumulated depreciation and amortization	(22,618)	(24,420)

Property and equipment, net	$3,309	$3,915

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $1.8 million, $3.1 million and $5.9 million, respectively.

Restricted Cash

Restricted cash at December 31, 2006 and 2005 primarily relates to securing real estate leases.

Other Assets, Net

Other assets, net as of December 31, 2006 consisted of non-current deposits related to a facility lease. As of December 31, 2005, other assets, net consisted primarily of a prepaid licensing agreement and a deposit related to the Company’s corporate aircraft lease, respectively.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Obligations

The Company provides a standard warranty for most of its products, ranging from one to five years from the date of purchase. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Expense estimates are based on historical experience and expectation of future conditions. See Note 13, “Product Warranty.”

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) which is a revision of SFAS 123, “Share-Based Payment” (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” (APB 25), for periods beginning January 1, 2006. In March 2005, the Commission issued SAB No. 107, “Share-based Payment” (SAB 107), relating to SFAS 123(R). SAB 107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement includes guidance related to share-based payment awards with non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with share-based payment awards and accounting for the income tax effects of share-based payment awards upon the adoption of SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Under the modified prospective method of adoption for SFAS 123(R), the compensation cost recognized by the Company beginning in 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and (b) compensation cost for all equity incentive awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, or expiration of stock options, deferred tax assets for options with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award.

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

Share-based compensation recognized in 2006 as a result of the adoption of SFAS 123(R) as well as share-based compensation calculated for pro forma disclosures according to the original provisions of

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123 for periods prior to the adoption of SFAS 123(R) use the Black-Scholes valuation methodologies for estimating fair value of options granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s stock participation plan.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity consists of net unrealized gain (loss) on cash equivalents and short-term investments and accumulated net foreign currency translation losses.

The following are the components of accumulated other comprehensive loss (in thousands):

	Year Ended December 31,
	2006	2005

Cumulative translation adjustments, net	$(2,443)	$(2,554)
Unrealized loss on available-for-sale investments, net	(49)	(473)

Total accumulated other comprehensive loss	$(2,492)	$(3,027)

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

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

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) — an interpretation of FASB No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision on whether or not to file in a particular jurisdiction. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings. FIN 48 is effective for years beginning after December 15, 2006; therefore, the Company will adopt FIN 48 as of January 1, 2007. The Company expects that adoption of this accounting standard will increase the level of disclosure that the Company provides regarding its tax positions. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

In September 2006, the Commission released Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required as long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159), which includes an amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 159 provides companies with an irrevocable option to report selected financial assets and liabilities at fair value with changes in fair value reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159, but does not expect adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Note 3.	Fair Value of Financial Instruments

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value
(In thousands)

Investments maturing in less than 1 year:
Commercial paper	$—	$—	$—	$—
Government agency obligations	—	—	—	—

Subtotal	—	—	—	—
Investments maturing in 1-2 years:
Fixed income corporate securities	—	—	—	—
Government agency obligations	12,000	—	(49)	11,951

Subtotal	12,000	—	(49)	11,951

Total	$12,000	$—	$(49)	$11,951

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
	(In thousands)

Investments maturing in less than 1 year:
Commercial paper	$7,950	$—	$(3)	$7,947
Government agency obligations	47,000	—	(325)	46,675

Subtotal	54,950	—	(328)	54,622
Investments maturing in 1-2 years:
Fixed income corporate securities	3,959	—	(9)	3,950
Government agency obligations	13,998	—	(136)	13,862

Subtotal	17,957	—	(145)	17,812

Total	$72,907	$—	$(473)	$72,434

There were no realized gains or losses on short-term investments in either the years ended December 31, 2006 or 2005, respectively.

Note 4.	Commitments

Leases

The Company leases its facilities and certain equipment under operating leases. Effective in August 2006, the Company entered into a sub-sublease agreement to sub-sublease its then current principal executive offices located in Santa Clara, California and consisting of approximately 141,000 square feet of office space. The sub-sublease agreement expires on October 31, 2009 which is the same day as the Company’s agreement to sublease the premises expires. Concurrently, the Company entered into a lease agreement to lease approximately 63,000 square feet of office space through September 2009 at another location in Santa Clara, California to serve as the Company’s new principal executive offices. The facility in Belgium is leased through June 30, 2013 with a right to terminate at the end of each three-year period commencing on July 1, 2004. The

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had a lease in Israel that expired in February 2007. The Company rents the remainder of its facilities on a month-to-month basis. Rent expense was approximately $2.8 million, $3.2 million and $4.3 million, for the years ended December 31, 2006, 2005 and 2004, respectively. Prior to the expiration of certain leases, the Company subleased a portion of its facilities to third parties and currently subleases its former principal executive offices in Santa Clara, California to a third party. See Note 6, “Restructuring Charges and Asset Write-offs.” The Company’s sublease rental income was approximately $0.7 million, $1.4 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2002, the Company entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was secured by a $9.0 million letter of credit at December 31, 2002. The letter of credit was reduced to $7.5 million in February 2003. The $7.5 million letter of credit was converted to a cash deposit in 2004. In August 2004, the Company entered into a 28-month aircraft sublease terminating on December 31, 2006, which was amended in December 2006 to terminate on January 14, 2007. The lease commitment for the aircraft is included in the table below. On January 14, 2007, the Company returned the corporate aircraft to the lessor of the aircraft and no additional rental payments were due to the lessor after October 2006. The Company paid lease obligations related to the corporate aircraft of $1.5 million, $1.4 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company received payments related to its sublease of the corporate aircraft of $1.2 million, $1.2 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has the following operating lease commitments:

Operating
Leases

2007	$3,930
2008	3,898
2009	3,185
2010	—
Thereafter	—

Total minimum payments	$11,013

As of December 31, 2006 there are approximately $6.2 million of future minimum sublease payments for the leased facility in Santa Clara, California to be received under non-cancelable subleases not reflected in the table above.

Purchase Obligations

The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations consist of open purchase orders placed with vendors for goods and services of the vendors’ products at a specified price. As of December 31, 2006, $6.4 million of purchase obligations were outstanding. As a result of declines in its forecasts, the Company has canceled certain purchase orders with its contract manufacturers that had existing inventory on hand, or on order in anticipation of the Company’s earlier forecasts. Consequently, the Company accrued for vendor cancellation charges in amounts that represented management’s estimate of the Company’s exposure to vendors for its inventory commitments. At December 31, 2006, accrued vendor cancellation charges were $0.1 million and the remaining $6.3 million was attributable to open purchase orders that are expected to be utilized in the normal course of business and are expected to become payable at various times throughout 2007.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of Credit

As of December 31, 2006, the Company had $0.4 million in available letters of credit primarily required to support operating leases which expire at various dates through 2009. As of December 31, 2006, the Company had a $7.5 million deposit with the lessor of its corporate aircraft. The lease on the aircraft expired on January 14, 2007. On March 28, 2007, the lessor of the aircraft, General Electric Capital Corporation (GECC) returned to the Company approximately $6.8 million of the $7.5 million cash deposit held by GECC as collateral for the aircraft lease. GECC will retain $0.7 million in collateral (Repair Collateral) subject to GECC’s completion of repairs, tests, inspections, and corrections to the aircraft, which GECC has estimated will cost $0.6 million. The remaining amount of the Repair Collateral, if any, will be returned to the Company.

Note 5.	Retention and Bonus Plans

The Company adopted a 2006 Section 16 Executive Officer Bonus Plan and 2006 Corporate Bonus Plan (Bonus Plans), as well as entered into retention agreements with certain of its key employees. The Compensation Committee of the Board of Directors has approved the Bonus Plans and the Company’s entry into these agreements. The agreements provide for certain bonus payments in cash under specified circumstances as an additional incentive for certain key individuals to remain employed in good standing with the Company. The retention payments generally vested in the time period spanning 2006 and through the end of 2007 and total payments to employees of approximately $0.2 million was paid in 2006 and $2.2 million was accrued as of December 31, 2006 and will be paid in 2007 if all the participants qualify for the payments. In accordance with the SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the cost will accrue ratably over the term of the agreements. Additionally, the Company has entered into certain change of control agreements with key employees that are in addition to the Bonus Plans and retention agreements.

Note 6.	Restructuring Charges and Asset Write-offs

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company anticipates the remaining restructuring accrual related to excess leased facilities to be utilized for servicing operating lease payments through October 2009.

The reserve for the aircraft lease approximates the difference between the Company’s current costs for the aircraft lease and the estimated income derived from subleasing, which was to terminate in December 2006 but was extended to January 14, 2007. During October 2006, the Company made its final lease payment related to the aircraft lease.

The amount of net charges accrued under the 2004 restructuring plans assumed that the Company would successfully sublease excess leased facilities. The originally established reserve for the excess leased facilities included the estimated income derived from subleasing, which was based on information from the Company’s real estate brokers, who estimated it based on assumptions relevant to the real estate market conditions as of the date of the Company’s implementation of the restructuring plan and the time it would likely take to sublease the excess leased facility. The Company sub-subleased its former principal executive offices in August 2006. As a result, the Company revised the reserve to reflect the income that will be derived from the sub-sublease.

The following table summarizes the accrued restructuring balances related to the 2004 restructurings as of December 31, 2006 (in thousands):

	Involuntary	Excess Leased	Aircraft Lease
	Terminations	Facilities	Termination	Total

Charges	$2,298	$2,523	$933	$5,754
Cash payments	(1,467)	(850)	(1,194)	(3,511)
Changes in estimates	(239)	324	954	1,039

Balance at December 31, 2004	592	1,997	693	3,282
Charges	1,037	—	—	1,037
Cash payments	(1,534)	(1,190)	(344)	(3,068)
Changes in estimates	(95)	1,246	149	1,300

Balance at December 31, 2005	—	2,053	498	2,551
Charges	—	—	—	—
Cash payments	—	(1,109)	(281)	(1,390)
Changes in estimates	—	(601)	(217)	(818)

Balance at December 31, 2006	$—	$343	$—	$343

2001 Restructuring

As part of the restructuring plan initiated in 2001 (2001 Plan), the Company incurred restructuring charges in the amount of $12.7 million. In 2005, the Company decreased the restructuring reserve by $0.3 million to reflect a decrease for improving tenant sublease conditions in Israel that was partially offset by an increase in the reserve for excess leased facilities due to the use of the wrong lease term in its initial estimate. The Company applied the remaining $0.1 million against the reserve for excess leased facilities in the first quarter of 2006. At December 31, 2006, nothing remained in the reserve for the 2001 Plan.

Asset Write-offs

For the year ended December 31, 2006, the Company wrote-off $1.0 million related to the impairment of leasehold improvements. For the year ended December 31, 2005, asset write-offs related to restructuring were $0.1 million.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Convertible Subordinated Notes

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

Note 8.	Contingencies

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 23, 2006, a putative class action lawsuit was filed against the Company in the United States District Court for the Northern District of California by I.B.L. Investments Ltd. purportedly on behalf of all persons who purchased the Company’s common stock between October 28, 2004 and March 1, 2006. Zaki Rakib, Jerry D. Chase, Mark Richman and Edward Lopez are named as individual defendants. The lawsuit focuses on the Company’s March 1, 2006 announcement of the restatement of financial statements for the year ended December 31, 2004, and for the four quarters of 2004 and the first two quarters of 2005. On November 8, 2006, Adrian G. Mongeli was appointed lead plaintiff in the case, replacing I.B.L. Investments Ltd. On January 8, 2007, Mongeli filed an amended complaint, purportedly on behalf of all persons who purchased the Company’s common stock between June 28, 2001 and March 1, 2006. The amended complaint adds Ray Fritz, Carol Lustenader, Matthew Miller, Shlomo Rakib, Doug Sabella, Christopher Schaepe, Mark Slaven, Lewis Solomon, Howard W. Speaks, Arthur T. Taylor and David Woodrow as individual defendants, and also names Ernst & Young as a defendant. The amended complaint incorporates the prior allegations and includes new allegations relating to the restatement of the Company’s consolidated historical financial statements as reported in the Company’s Form 10-K filed on December 29, 2006. The plaintiffs are seeking damages, interest, costs and any other relief deemed proper by the court. An unfavorable ruling in this legal matter could materially and adversely impact the Company’s results of operations. On March 9, 2007, Terayon and the individual defendants filed a motion to dismiss the amended complaint. That motion is scheduled to be heard on June 5, 2007.

On April 22, 2005, the Company filed a lawsuit in the Superior Court of California, County of Santa Clara against Adam S. Tom (Tom) and Edward A. Krause (Krause) and a company founded by Tom and Krause, RGB Networks, Inc. (RGB). The Company sued Tom and Krause for breach of contract and RGB for intentional interference with contractual relations based on breaches of the Noncompetition Agreements entered into between the Company and Tom and Krause, respectively. On May 24, 2006, RGB, Tom and Krause filed a Notice of Motion and Motion For Leave To File a Cross-Complaint, in which the defendants stated that they intended to file counter-claims against the Company for misappropriation of trade secrets, unfair competition, tortious interference with contractual relations and tortious interference with prospective economic advantage. On July 6, 2006, the court granted the defendants’ motion, and on July 20, defendants filed a cross-complaint for misappropriation of trade secrets, unfair competition, tortious interference with contractual relations and tortious interference with prospective economic advantage. On August 21, 2006, the

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company filed a demurrer to certain of those claims. The court granted the Company’s demurrer as to RGB’s request for declaratory judgment. On November 9, 2006, the Company filed the Company’s answer to RGB’s complaint. On March 26, 2007, the Company entered into a stipulation for settlement with RGB amicably resolving all outstanding litigation between the parties.

On September 13, 2005, a case was filed by Hybrid Patents, Inc. (Hybrid) against Charter Communications, Inc. (Charter) in the United States District Court for the Eastern District of Texas for patent infringement related to Charter’s use of equipment (cable modems, cable modem termination systems (CMTS) and embedded multimedia terminal adapters (eMTAs)) meeting the Data Over Cable System Interface Specification (DOCSIS) standards and certain video equipment. Hybrid has alleged that the use of such products violates its patent rights. Charter has requested that the Company and others supplying it with equipment indemnify Charter for these claims. The Company and others have agreed to contribute to the payment of the legal costs and expenses related to this case and the Company has entered into a joint defense agreement with all named defendants in the suit. On May 4, 2006, Charter filed a cross-complaint asserting its indemnity rights against the Company and a number of companies that supplied Charter with cable modems. To date, this cross-complaint has not been dismissed. Trial is scheduled on Hybrid’s claims for July 2, 2007. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Hybrid is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products.

On July 14, 2006, a case was filed by Hybrid against Time Warner Cable (TWC), Cox Communications Inc. (Cox), Comcast Corporation (Comcast), and Comcast of Dallas, LP (together, the MSOs) in the United States District Court for the Eastern District of Texas for patent infringement related to the MSOs’ use of data transmission systems and certain video equipment. Hybrid has alleged that the use of such products violate its patent rights. To date, the Company has not been named as a party to the action. The MSOs have requested that the Company and others supplying them with cable modems and equipment indemnify the MSOs for these claims. The Company and others have agreed to contribute to the payment of legal costs and expenses related to this case and the Company has entered into a joint defense and cost sharing agreement with all named defendants in the suit. Trial is scheduled on Hybrid’s claims for July 2, 2007. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Hybrid is successful in its claim against the MSOs and then elects to pursue other cable operators that use the allegedly infringing products.

On September 16, 2005, a case was filed by Rembrandt Technologies, LP (Rembrandt) against Comcast in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by Comcast infringe certain patents related to cable modem, voice-over internet, and video technology applications. To date, the Company has not been named as a party in the action, but the Company has received a subpoena for documents and a deposition related to the products the Company sold to Comcast. The Company continues to comply with this subpoena. Comcast has made a request for indemnity related to the products that the Company and others sold to them. The Company and others have agreed to contribute to the payment of legal costs and expenses related to this case and the Company has entered into a joint defense and cost sharing agreement with all named defendants in the suit. On February 1, 2007, the Court entered an order disqualifying Rembrandt’s counsel and vacated all scheduled dates pending Rembrandt obtaining new counsel. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against Comcast and then elects to pursue other cable operators that use the allegedly infringing products.

On June 1, 2006, a case was filed by Rembrandt against Charter, Cox, CSC Holdings, Inc. (CSC) and Cablevisions Systems Corp. (Cablevision) in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by Charter

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

infringe certain patents related to cable modem, voice-over internet, and video technology applications. To date, the Company has not been named as a party in the action, but Charter has made a request for indemnity related to the products that the Company and others have sold to them. The Company has not received an indemnity request from Cox, CSC, and Cablevision but the Company expects that such request will be forthcoming shortly. To date, the Company and others have not agreed to contribute to the payment of legal costs and expenses related to this case. Trial date of this matter is not known at this time. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products.

On June 1, 2006, a case was filed by Rembrandt against TWC in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by TWC infringe certain patents related to cable modem, voice-over internet, and video technology applications. To date, the Company has not been named as a party in the action, but TWC has made a request for indemnity related to the products that the Company and others have sold to them. The Company and others have agreed to contribute to the payment of legal costs and expenses related to this case. Trial date of this matter is not known at this time. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against TWC and then elects to pursue other cable operators that use the allegedly infringing products.

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

On February 2, 2007, a case was filed by GPNE Corp. (GPNE) against Time Warner Inc. (TWI), Comcast and Charter in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, GPNE alleged that products and services sold by TWI, Comcast and Charter infringe certain patents related to the DOCSIS standard (data transmission). To date, the Company has not been named as a party in the action, but TWI has made a request for indemnity related to the products that the Company and others have sold to them. The Company believes that Comcast and Charter will also make indemnity requests. The Company and others have agreed to contribute to the payment of legal costs and expenses related to this case. Trial date of this matter is not known at this time. On February 2, 2007, TWC filed a lawsuit against GPNE in the United States District Court for the District of Delaware requesting a declaratory judgment of non-infringement. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if GPNE is successful in its claim against TWI, Comcast and Charter and then elects to pursue other cable operators that use the allegedly infringing products.

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company may, in the future, take legal action to enforce its patents and other intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect the Company’s business, results of operations and financial condition

In December 2005, the Commission issued a formal order of investigation in connection with the Company’s accounting review of a series of contractual agreements with Thomson Broadcast. These matters were previously the subject of an informal Commission inquiry. The Company has been cooperating fully with the Commission and will continue to do so in order to bring the investigation to a conclusion as promptly as possible.

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

Note 9.	Stockholders’ Equity

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be entitled to acquire the Company’s common stock at a discount. The Board of Directors may terminate the Stockholder Rights Plan at any time or redeem the rights prior to the time a person or group acquires more than 15% of the Company’s common stock.

Common Stock Reserved

Common stock reserved for issuance is as follows:

December 31,
2006

Common stock options	21,395,432
Employee stock purchase plan	600,371

Total	21,995,803

Stock Option and Stock Purchase Plans

The Company’s 1995 Stock Option Plan (1995 Plan) and 1997 Equity Incentive Plan (1997 Plan) provide for incentive stock options and nonqualified stock options to be issued to employees, directors and consultants of the Company. Exercise prices of incentive stock options may not be less than the fair market value of the common stock at the date of grant. Exercise prices of nonqualified stock options may not be less than 85% of the fair market value of the common stock at the date of grant. Options are immediately exercisable and vest over a period not to exceed five years from the date of grant. Any unvested stock issued is subject to repurchase by the Company at the original issuance price upon termination of the option holder’s employment. Unexercised options expire six to ten years after the date of grant. The 1997 Plan also provides for the sale of restricted shares of common stock to employees, directors and consultants, and the Company has provided such awards in prior years and may provide such awards in the future. The 1995 Plan expired in 2005 and only stock options that were granted under the 1995 Plan prior to its expiration remain outstanding.

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

As of December 31, 2006, and from inception, the Company had authorized an aggregate of 2,643,442, 19,796,362, 800,000 and 7,208,501 shares of common stock for issuance under the 1995 Plan, the 1997 Plan, the 1998 Plan and the 1999 Plan, respectively. As of December 31, 2006, a total of zero shares, 7,449,147 shares, 79,967 shares, and 1,699,164 shares were available for issuance under the 1995 Plan, the 1997 Plan, the 1998 Plan and the 1999 Plan, respectively.

The following is a summary of additional information with respect to the 1995 Plan, the 1997 Plan, the 1998 Plan, the 1999 Plan, Mainsail Equity Incentive Plan, TrueChat Equity Incentive Plan, other outside equity

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans and outstanding options assumed by the Company in conjunction with its business acquisitions and option grants made outside the plans:

	Options	Options Outstanding
	Available	Number of	Weighted-Average
	for Grant	Shares	Exercise Price

Balance at December 31, 2003	8,545,010	17,463,959	$6.20
Options authorized	3,000,000	—	—
Options granted	(4,738,944)	4,738,944	$1.96
Options exercised	—	(225,645)	$2.19
Options canceled	5,174,420	(5,174,420)	$5.19

Balance at December 31, 2004	11,980,486	16,802,838	$5.37
Options authorized	(8,500,000)	—	—
Options granted	(2,911,675)	2,911,675	$3.01
Options exercised	—	(1,341,112)	$2.28
Options canceled	5,341,415	(5,341,415)	$6.31
Shares expired	(383,804)	—	—

Balance at December 31, 2005	5,526,422	13,031,986	$4.78
Options authorized	3,000,000	—	—
Options granted	(577,000)	577,000	$2.05
Options exercised	—	—	—
Options canceled	1,439,277	(1,439,277)	$3.66
Shares expired	—	—	—

Balance at December 31, 2006	9,388,699	12,169,709	$4.78

In addition, the following table summarizes information about stock options that were outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
	Shares	Remaining	Average	Exercisable	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Options	Exercise Price

$0.00 - $1.99	2,515,238	7.59	$1.76	1,825,007	$1.75
$2.01 - $2.74	2,584,067	6.27	2.41	2,064,307	2.47
$2.90 - $4.01	2,458,259	4.84	3.06	1,440,205	3.07
$4.08 - $6.52	1,049,260	4.92	5.71	980,301	5.71
$6.81 - $66.38	3,562,885	3.99	9.54	3,559,385	9.55

Total	12,169,709	5.47	$4.78	9,869,205	$5.30

At December 31, 2006, there were no shares of the Company’s common stock subject to repurchase by the Company.

Employee Stock Purchase Plan

In June 1998, the Board of Directors approved, and the Company adopted, the 1998 Employee Stock Purchase Plan (ESPP), which is designed to allow eligible employees of the Company to purchase shares of common stock at semi-annual intervals through periodic payroll deductions. An aggregate of 4,400,000 shares of common stock are reserved for the ESPP, and 3,799,629 shares had been issued through December 31,

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006. The ESPP is implemented in a series of successive offering periods, each with a maximum duration of 24 months. Eligible employees can have up to 15% of their base salary deducted to purchase shares of the common stock on specific dates determined by the Board of Directors (up to a maximum of $25,000 per year based upon the fair market value of the shares at the beginning date of the offering). The price of common stock purchased under the ESPP will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. In November 2002 the Company’s Board of Directors suspended the ESPP after the final offering period expired on July 31, 2004.

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

Valuation and Expense Information under SFAS 123(R)

On January 1, 2006, the Company adopted SFAS 123(R), which required the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the stock option plans based on estimated fair values. The Company elected to adopt SFAS 123(R) using the modified prospective recognition method, which requires the Company to recognize compensation cost for new and unvested stock options, restricted stock, restricted stock units and employee stock purchase plan shares. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the year ended December 31, 2006 which is allocated as follows (in thousands, except per share data):

Year Ended
December 31,
2006

Cost of goods sold	$302
Research and development	624
Sales and marketing	792
General and administrative	743

Share-based compensation effect in income before taxes	2,461
Income taxes	—

Net share-based compensation effect in net loss	$2,461

Impact on net loss per share	$0.03

Shares used in computing share amounts	77,637

At December 31, 2006, unamortized compensation expense related to outstanding unvested stock options that are expected to vest was approximately $2.9 million. This unamortized compensation expense is expected to be recognized over a weighted average period of approximately 2.2 years.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents pro forma information required under SFAS 123 for periods prior to 2006, which assumes the Company’s application of the fair value recognition provisions of SFAS 123 to options granted under the Company’s equity incentive plans (in thousands, except per share data):

	Year Ended December 31,
	2005	2004

Net loss, as reported	$(26,951)	$(47,105)
Less: Total share-based employee compensation determined under the fair value method recognition provisions of SFAS 123 for all rewards, net of tax	4,144	13,947

Pro forma net loss	$(31,095)	$(61,052)

Reported basic and diluted net loss per share	$(0.35)	$(0.62)

Pro forma basic and diluted income per share	$(0.40)	$(0.81)

Shares used in computing pro forma basic and diluted net loss per share	77,154	75,751

Share-based compensation recognized in 2006 as a result of the adoption of SFAS 123(R), as well as pro forma disclosures according to the original provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R), use the Black-Scholes option pricing model for estimating fair value of options granted under the company’s equity incentive plans and rights to acquire stock granted under the company’s stock purchase plan. The weighted average estimated values of employee stock option grants and right granted under the stock purchase plan, as well as the weighted average assumptions that were used in calculating such values during 2006 and 2005, were based on the estimates at the date of grant as follows:

	Year Ended
	December 31,
	2006	2005

Weighted average estimated fair value of grant	$0.90	$1.42
Expected life (in years)	2.2	2.1
Risk-free interest rate	4.75%	3.93%
Volatility	71.1%	58.0%
Dividend yield	0%	0%

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options outstanding that have vested and are expected to vest as of December 31, 2006 are as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life	Value(1)
			(In years)

Vested	9,869,205	$5.30	5.4	$884
Expected to vest	2,025,490	$2.54	5.9	341

Total	11,894,695	$4.83	5.5	$1,225

(1)	These amounts represent the differences between the exercise price and $2.23, the closing price of Terayon stock on December 29, 2006 as reported on the Pink Sheets for all in-the-money options outstanding.

Note 10.	Income Taxes

The benefit (expense) for income taxes consists of (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$—	$—	$—
State	(30)	—	(40)
Foreign	(150)	(149)	116

Total current	(180)	(149)	76

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	$(180)	$(149)	$76

The reconciliation of income tax benefit attributable to net loss applicable to common stockholders computed at the U.S. federal statutory rates to income tax benefit (expense) (in thousands):

	Year Ended December 31,
	2006	2005	2004

Tax benefit at U.S. statutory rate	$1,085	$9,418	$16,513
Loss for which no tax benefit is currently recognizable	(1,085)	(9,418)	(16,513)
Other, net	(180)	(149)	76

	$(180)	$(149)	$76

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	Year Ended December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$127,718	$156,229
Tax credit carryforwards	13,879	13,607
Reserves and accruals	4,595	9,469
Capitalized research and development	1,605	2,270
Intangible asset amortization	24,534	24,929
Deferred revenue	6,019	14,239
Other, net	8,422	9,078

Gross deferred tax assets	186,722	229,821
Valuation allowance	(186,722)	(229,821)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent on future earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance has been established to reflect these uncertainties as of December 31, 2006 and 2005. The valuation allowance decreased $43.1 million for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

The Company is tracking the portion of its deferred tax assets attributable to stock option benefits in a separate memo account pursuant to SFAS 123(R). Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. Pursuant to SFAS 123(R), footnote 82, the benefit of these stock option benefits will only be recorded to equity when they reduce cash taxes payable. As a result, $43.7 million of the change in the valuation allowance in 2006 related to amounts accounted for in the memo account.

As of December 31, 2006 the Company had federal and California net operating loss carryforwards of approximately $435.9 million and $307.2 million, respectively. The Company also had federal and California tax credit carryforwards of approximately $8.8 million and $11.8 million, respectively, as of December 31, 2006. The federal and California net operating loss and credit carryforwards will expire at various dates beginning in the years 2007 through 2025, if not utilized. The federal research credits expire at various dates beginning in the years 2009 through 2022, if not utilized. The California research credits have no expiration date.

As of December 31, 2006, the federal and state net operating loss carryforwards being accounted for in the memo account were $115.0 million and $59.9 million, respectively.

Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry-forwards before full utilization.

Note 11.	Defined Contribution Plan

During 1995, the Company adopted a 401(k) Profit Sharing Plan and Trust that allows eligible employees to make contributions subject to certain limitations. The Company may make discretionary contributions based on profitability as determined by the Board of Directors. No amount was contributed by the Company to the plan during the years ended December 31, 2006, 2005 and 2004.

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Segment Information

In late 2000, the worldwide telecom and satellite industries experienced severe downturns that resulted in significantly reduced purchases of equipment. Because of that decrease in demand, the Company refocused its efforts on sales of its data products to the cable industry and its digital video products to the cable and satellite industry, and significantly reduced and then ultimately eliminated its telecom and satellite businesses. Consequently, beginning in 2003, the Company’s previously reported telecom segment no longer meets the quantitative threshold for disclosure and the Company now operates as one business segment.

Since 2004, the Company increased its focus on the development, marketing and sale of its digital video products versus its data products, which consisted of the CMTS, modem and eMTA products, and ultimately, refocused the Company as a digital video company. The decreased focus on the data products was due to the pressures of competing in a standards based marketplace versus a proprietary based marketplace. In 2001 and 2002, the Company switched from selling proprietary data products based on its Synchronous Code Division Multiple Access (S-CDMA) technology to Data Over Cable System Interface Specification (DOCSIS) compliant products. Additionally, in 2001, the Company licensed its S-CDMA technology to Cable Television Laboratories, Inc. (CableLabs) on a non-exclusive, perpetual, worldwide, royalty-free basis for inclusion in the DOCSIS 2.0 standard (and later standards) and therefore, any competitive edge previously provided by the proprietary technology was eliminated. In 2004, the Company ceased investment in its CMTS product line due to these competitive pressures, declining sales and costs associated with research and development efforts to develop the next generation of CMTS products. In January 2006, the Company discontinued its line of modems and eMTAs for the same reasons.

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

Note 13.	Product Warranty

The Company provides a standard warranty for most of its products, ranging from one to five years from the date of purchase. The Company estimates product warranty expenses at the time revenue is recognized. The Company’s warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The estimate of costs to service its warranty obligations is based on historical experience and the Company’s expectation of future conditions. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revision to the warranty

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability would be required. An analysis of changes in the liability for product warranties is as follows (in thousands):

	Year Ended December 31,
	2006	2005

Balance at beginning of year	$2,887	$4,670
Additions (reductions) charged to costs and expenses	673	(166)
Settlements	(2,314)	(1,617)

Balance at end of year	$1,246	$2,887

Guarantees, Including Indirect Guarantees of Indebtedness of Others

In addition to product warranties, the Company, from time to time, in the normal course of business, indemnifies other parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. These obligations primarily relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. The Company has agreed to hold the other party harmless against specified losses, such as those arising from a breach of representations or covenants, third party claims that the Company’s products when used for their intended purpose(s) infringe the intellectual property rights of such third party, or other claims made against certain parties. Beginning in late 2005, a number of third parties have filed lawsuits against the cable operators alleging that products used by the cable operators in data and video transmission infringe their patents. As part of the Company’s sale of products to its customers, the Company provides intellectual property indemnities. The cable operators have requested and the Company, along with other vendors, has agreed to pay certain fees and costs associated with these lawsuits. Additionally, the Company has also received subpoenas requesting information related to its products as part of these cases. In 2006, the Company incurred substantial legal expenses related to these intellectual property infringement lawsuits and the Company expects to continue to incur substantial expense in the future. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim.

Note 14.	Sale of Certain Assets

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

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 15.	Settlement of Litigation

On September 15, 2006, the Company entered into a Stipulation of Settlement of Derivative Claims with respect to the derivative litigation entitled In re Terayon Communication Systems, Inc. Derivative Litigation, Case No. CV 807650, pending in the Superior Court of California, County of Santa Clara. On September 18, 2006, the court approved the final settlement of the derivative litigation. In connection with the settlement, the Company paid $1.0 million in attorney’s fees and expenses to the derivative plaintiffs’ counsel and agreed to adopt certain corporate governance practices. The Company accrued $1.0 million to litigation settlement expense in the fourth quarter of 2005. For a description of the derivative litigation and the settlement, see Note 8, “Contingencies,” to Consolidated Financial Statements.

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

Note 16.	Subsequent Events

Corporate Aircraft

In 2002, the Company entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was secured by a $9.0 million letter of credit at December 31, 2002. The letter of credit was

TERAYON COMMUNICATION SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduced to $7.5 million in February 2003. The $7.5 million letter of credit was converted to a cash deposit in 2004. In August 2004, the Company entered into a 28-month aircraft sublease terminating on December 31, 2006, which was amended in December 2006 to terminate on January 14, 2007. On January 14, 2007, the last day of the operating lease, the Company returned the corporate aircraft to the lessor of the aircraft, General Electric Capital Corporation (GECC), and no additional rental payments were due to the lessor after October 2006.

On March 22, 2007, the Company entered into a Termination Agreement with (GECC), terminating the Aircraft Lease Agreement dated as of February 8, 2002 under which the Company previously leased a jet aircraft from GECC. Pursuant to the Termination Agreement, On March 28, 2007, GECC returned to the Company approximately $6.8 million of the $7.5 million cash deposit held by GECC as collateral for the aircraft lease. GECC will retain $0.7 million in collateral (Repair Collateral) subject to GECC’s completion of repairs, tests, inspections, and corrections to the aircraft, which GECC has estimated will cost $0.6 million. The remaining amount of the Repair Collateral, if any, will be returned to the Company.

RGB litigation Settlement

On March 26, 2007, Terayon entered into a stipulation for settlement with RGB Networks, Inc. amicably resolving all outstanding litigation between the parties.

Note 17.	Unaudited Quarterly Financial Data

Summarized quarterly financial data for 2006 and 2005 is as follows (in thousands, except per share data):

	Quarter
2006	1st	2nd	3rd	4th

Revenues	$21,490	$20,425	$16,828	$17,687
Gross profit	10,774	11,957	11,624	11,227
Operating expenses	14,437	14,599	14,961	16,419
Net (loss) income (1)	(3,944)	8,344	(3,065)	(5,166)
Net (loss) income per share:
Basic	$(0.05)	$0.11	$(0.04)	$(0.07)
Diluted	$(0.05)	$0.11	$(0.04)	$(0.07)

	Quarter
2005	1st	2nd	3rd	4th

Revenues	$17,813	$18,925	$23,440	$30,486
Gross profit	6,550	7,347	6,441	14,691
Operating expenses	15,609	13,747	15,686	17,755
Net loss	(9,233)	(6,487)	(8,120)	(3,111)
Net loss:
Basic	$(0.12)	$(0.08)	$(0.11)	$(0.04)
Diluted	$(0.12)	$(0.08)	$(0.11)	$(0.04)

(1)	This amount in the second quarter of 2006 includes $9.9 million from a gain on the sale of assets to ATI. See Note 14, “Sale of Certain Assets,” to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Information regarding the change in accountants is incorporated herein by reference to Forms 8-K and 8-K/A filed on September 27, 2005 and October 17, 2005, respectively.

Item 9A. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

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

In connection with the preparation of this Form 10-K for the year ended December 31, 2006, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2006 due to the material weaknesses discussed below under “Management’s Report on Internal Control over Financial Reporting.” Because the material weaknesses described below have not been remediated as of the filing date of this Form 10-K, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-K.

b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management engaged experienced consultants to assist management with the Company’s assessment of the effectiveness of internal control over financial reporting.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2 as being a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles (GAAP) such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and in its Quarterly Reports on Form 10-Q for each of the first three quarters of 2006. the following material weaknesses remained ongoing as of December 31, 2006 and as of the date of this filing:

Communication of Financial Information.  The Company had insufficient controls related to the identification, capture and timely communication of financially significant information between certain parts of the organization and the accounting and finance department to enable these departments to account for transactions in a complete and timely manner;

Lack of Technical Accounting Expertise and Qualified Accounting Personnel. The Company did not have sufficient personnel with technical accounting expertise in the accounting and finance department, adequate review and approval procedures, and sufficient analysis and documentation in the analysis of GAAP to prepare external financial statements in accordance with GAAP. The Company did not have adequate personnel in its accounting and finance department, and additionally lacked sufficient qualified accounting and finance personnel to identify and resolve complex accounting issues in accordance with GAAP.

The Use of Estimates.  The Company lacked policies and procedures for determining estimates and monitoring and adjusting balances related to certain accruals and provisions, and also lacked support for its conclusions on those estimates. The Company did not have controls in place to accurately estimate the accruals including the adequate review and approval of all significant accruals by management personnel.

Inadequate Controls over Documentation and Record Keeping.

•	The Company did not have sufficient controls in place to ensure the proper authorization and review of manual journal entries and the associated support documentation.

•	The Company did not have sufficient controls to address the amendment of sales orders with its customers. Sales orders could be amended through the amendment of the sales orders, purchase orders and agreements. When sales were amended through sales or purchase orders, the person processing the amendments would exercise discretion in inputting the revised terms and conditions and there was no consistent policy requiring the accounting and finance department to approve such amendments or even informing the accounting and finance department of such amendments.

•	The Company did not keep adequate documentation related to the analysis and reconciliation of certain general ledger accounts.

•	The Company did not retain certain corporate records in connection with the sale of certain subsidiaries to third parties.

Because of these material weaknesses, the CEO and CFO concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 or at the date of this filing.

The Company’s independent registered public accounting firm, Stonefield Josephson, Inc. (Stonefield), has issued an attestation report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears herein.

c) Remediation of Previously Disclosed Material Weakness

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and in its Quarterly Reports on Form 10-Q for each of the first three quarters of 2006, the Company reported a material weakness in internal control over financial reporting related to revenue recognition. Based on the remediation steps detailed below and the subsequent testing of these remediation steps, as of December 31, 2006, the Company remediated the previously reported material weakness in internal control over financial reporting related to revenue recognition.

Revenue Recognition.

The Company previously did not properly recognize revenue on its video products in accordance with GAAP, specifically SOP 97-2, SAB 104 and EITF 00-21, and previously did not properly account for deferred revenue and related cost of goods sold. The Company previously acquired its video products as part of acquisitions completed by the Company in 1999 and 2000, and at that time determined that the products would be accounted for under SAB 101, as amended by SAB 104. The Company did not sufficiently evaluate its video products and continued to account for its video products in accordance with SAB 104 when revenue on the video products should have been accounted for in accordance with the software revenue recognition principles under SOP 97-2, SAB 104 and EITF 00-21. Additionally, the Company previously sold maintenance support contracts that included software upgrades with its video products and did not establish vendor specific objective evidence (VSOE) of fair value on the pricing of such maintenance contracts in accordance with SOP 97-2, SAB 104 and EITF 00-21. Because the Company continued to account for the video products and maintenance sold with the video products under SAB 104, the Company did not take the steps necessary to establish VSOE of fair value on the pricing of its maintenance products and revenue was recognized during incorrect periods.

The Company previously incorrectly recorded deferred revenue and cost of goods sold on the balance sheet for certain transactions. As a result of the Company’s focus on revenue recognition described above, the Company identified invoices for which deferred revenue for these sales had been recognized but the criteria for revenue recognition had not been met. Accordingly, the Company corrected these errors in deferred revenue, deferred cost of goods sold, inventory and accounts receivable accounts and recognized revenue when title transferred or customer payments were reasonably assured and all criteria for revenue recognition were met. The Company has implemented the following remediation steps:

Remediation Steps:

•	The Company engaged the services of experienced accounting consultants to review the Company’s books and close procedures on a monthly basis to assist management in ensuring that the Company’s financial statements are being recorded in accordance with GAAP.

•	During the quarter ended September 30, 2006, the Company established a process where all significant accruals must be reviewed and approved by the Corporate Controller.

•	During the first three quarters of 2006, the Company’s accounting and finance department, with the assistance of outside consultants, implemented procedures to recognize sales of its video products under the software accounting rules under SOP 97-2 in accordance with GAAP.

•	In 2006, the Company established pricing guidelines and internal procedures to ensure consistent pricing to allow for the establishment of VSOE of fair value for sales made with multiple element arrangements.

•	During the second and third quarters of 2005, the accounting and finance department established procedures surrounding the month-end close process to ensure that the information and estimates necessary for recognizing revenue in accordance with SOP 97-2 were available.

•	The Company provided its accounting staff with training on revenue recognition, including software accounting and project accounting, and GAAP, including attending seminars and conferences. Additional training will be provided on a regular and periodic basis and updated as considered necessary.

•	During the quarter ended March 31, 2006, the Company hired an experienced revenue accountant to review all revenue transactions and to ensure that revenues, cost of goods sold, deferred revenue and deferred cost of goods sold are properly accounted for in accordance with GAAP and the Company’s policies.

d) Remediation Steps to Address Continuing Material Weaknesses

In an effort to remediate the Company’s identified continuing material weaknesses, management is in the process of implementing the following steps. While these continuing material weaknesses did not result in adjustments to the Company’s 2006 consolidated financial statements, it is reasonably possible that, if not remediated, these material weaknesses could result in a material misstatement of the Company’s financial statement accounts that might result in a material misstatement to a future annual or interim period. Management does not anticipate that the continuing material weaknesses will be remediated until the second half of the year ended December 31, 2007.

Communication of Financial Information.

•	During the quarter ended June 30, 2005, the Company established procedures to document the review of press releases to account for transactions in a complete and timely manner.

•	During the quarter ended June 30, 2005, the Company also improved the internal process of drafting and reviewing periodic reports by implementing additional management and external legal counsel review prior to their submission to the Company’s independent registered public accounting firm.

•	Continue to monitor the communication channels between the Company’s senior management and the Company’s accounting and finance department and take prompt action, as necessary, to further strengthen these communication channels;

•	Implement training procedures for new employees and/or consultants in the accounting and finance department on the Company’s disclosure procedures and controls, the Company and the Company’s actions in previous reporting periods; and

•	Take steps to ensure that the Company senior management has timely access to all material financial and non-financial information concerning our business.

Use of Estimates.

•	The Company has engaged the services of experienced accounting consultants to review the Company’s books and close procedures on a monthly basis to assist management in ensuring that the Company’s financial statements are being recorded in accordance with GAAP.

•	The Company continues to engage the services of an outside tax accounting firm to assist with the calculation of the Company’s tax liabilities.

•	During the quarter ended September 30, 2006, the Company established a process where all significant accruals must be reviewed and approved by the Corporate Controller.

•	During the quarter ended June 30, 2006, the Company implemented a process to obtain and assess accruals for legal costs and expenses owed to third party vendors whereby the Company’s legal department obtains monthly estimates from the third party vendors and reviews the amount reported by third party vendors for accuracy.

Lack of Technical Accounting Expertise and Qualified Accounting Personnel.

•	During the quarter ended June 30, 2006, the Company engaged experienced accounting consultants to act as the VP Finance, Corporate Controller and Revenue Recognition Accountant.

•	During the second, third and fourth quarters of 2006, the Company engaged expert accounting consultants to assist the Company’s accounting and finance department with the management and implementation of controls surrounding revenue recognition, the administration of existing controls and procedures, the preparation of the Company’s periodic reports and the documentation of complex accounting transactions.

•	The Company is increasing staffing in the accounting and finance department, and re-allocating duties to persons within the accounting and finance organization to maximize their skills and experience.

•	The Company continues to take steps to recruit additional qualified senior accounting personnel, including certified public accountants personnel with recent public accounting firm experience. The Company is looking to hire an accountant with SEC reporting experience.

Inadequate Controls over Documentation and Record Keeping.

•	During the quarter ending March 31, 2007, the Company’s employees involved in order entry will receive training regarding the controls and procedures surrounding the amendment of sales orders. Additional training will be provided on a regular and periodic basis and updated as necessary to reflect any changes in the Company’s or its customers’ business practices or activities.

•	The Company has established policies and procedures for the review and approvals of all manual journal entries.

•	The Company has adopted a policy requiring it to retain a copy of all corporate records in connection with dispositions of assets to third parties.

•	Improve the review process that occurs prior to providing the initial draft of the periodic report to our independent auditors for review.

•	The Company has developed monthly close schedules which include the timeline for completion and approval of reconciliations by the Corporate Controller.

•	During the quarter ended June 30, 2006, the Company entered into agreements with third parties that purchased assets from the Company in Israel. These agreements provide the Company with access to the corporate records and require the third parties to retain documents in accordance with Israeli law.

e) Subsequent Changes in Internal Control over Financial Reporting

Except for the changes in connection with the remediation of the previously reported material weakness and the remediation efforts performed in regard to the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Terayon Communication Systems, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting in Item 9A, that Terayon Communication Systems, Inc. (“Terayon”) did not maintain effective internal control over financial reporting as of December 31, 2006 because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Terayon’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

Communication of Financial Information.  The Company had insufficient controls related to the identification, capture and timely communication of financially significant information between certain parts of the organization and the accounting and finance department to enable these departments to account for transactions in a complete and timely manner; and

Lack of Technical Accounting Expertise and Qualified Accounting Personnel. The Company did not have sufficient personnel with technical accounting expertise in the accounting and finance department, adequate review and approval procedures, and sufficient analysis and documentation in the analysis of GAAP to prepare external financial statements in accordance with GAAP. The Company did not have adequate personnel in its accounting and finance department, and additionally lacked sufficient qualified accounting and finance personnel to identify and resolve complex accounting issues in accordance with GAAP.

The Use of Estimates.  The Company lacked policies and procedures for determining estimates and monitoring and adjusting balances related to certain accruals and provisions, and also lacked support for its conclusions on those estimates. The Company did not have controls in place to accurately estimate the accruals including the adequate review and approval of all significant accruals by management personnel.

Inadequate Controls over Documentation and Record Keeping.

•	The Company did not have sufficient controls in place to ensure the proper authorization and review of manual journal entries and the associated support documentation.

•	The Company did not have sufficient controls to address the amendment of sales orders with its customers. Sales orders could be amended through the amendment of the sales orders, purchase orders and agreements. When sales were amended through sales or purchase orders, the person processing the amendments would exercise discretion in inputting the revised terms and conditions and there was no consistent policy requiring the accounting and finance department to approve such amendments or even informing the accounting and finance department of such amendments.

•	The Company did not keep adequate documentation related to the analysis and reconciliation of certain general ledger accounts.

•	The Company did not retain certain corporate records in connection with the sale of certain subsidiaries to third parties.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report dose not affect our report dated March 29, 2007, on those financial statements.

In our opinion, management’s assessment that Terayon Communication Systems, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Terayon Communication Systems, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Terayon Communication Systems, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 29, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/  Stonefield Josephson, Inc.

San Francisco, California
March 29, 2007

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our directors, executive officers and corporate governance will be presented in our definitive proxy statement for the 2007 annual stockholders meeting and is incorporated herein by reference. Our definitive proxy statement will be filed no later than 120 days after the end of the fiscal year covered by this report.

Item 11.	Executive Compensation

Information relating to execution compensation will be presented in our definitive proxy statement for the 2007 annual stockholders meeting and is incorporated herein by reference. Our definitive proxy statement will be filed no later than 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership will be presented in our definitive proxy statement for the 2007 annual stockholders meeting and is incorporated herein by reference. Our definitive proxy statement will be filed no later than 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to related party transactions and director independence will be presented in our definitive proxy statement for the 2007 annual stockholders meeting and is incorporated herein by reference. Our definitive proxy statement will be filed no later than 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accountant Fees and Services

Information relating to our principal accountant fees and services will be presented in our definitive proxy statement for the 2007 annual stockholders meeting and is incorporated herein by reference. Our definitive proxy statement will be filed no later than 120 days after the end of the fiscal year covered by this report.

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

(3) The following exhibits are filed as a part of this Form 10-K and this list includes the Exhibit Index.

Exhibit
Number		Exhibit Description

3.1		Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(11)
3.2		Bylaws of Terayon Communication Systems, Inc.(11)
3.3		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(11)
3.4		Certificate of Designation of Series A Junior Participating Preferred Stock.(4)
4.1		Specimen Common Stock Certificate.(2)
4.2		Amended and Restated Information and Registration Rights Agreement, dated April 6, 1998.(1)
4.3		Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(3)
4.4		Registration Rights Agreement, dated July 26, 2000, among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(3)
4.5		Indenture, dated July 26, 2000, between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A.(3)
4.6		Rights Agreement, dated February 6, 2001, between Terayon Communication Systems, Inc. and Fleet National Bank.(4)
10.1		Form of Indemnification Agreement between Terayon Communication Systems, Inc. and each of its directors and officers.(15)
10	.2*	1995 Stock Option Plan, as amended.(1)
10	.3*	1997 Equity Incentive Plan, as amended.(6)
10	.4*	1998 Employee Stock Purchase Plan, as amended.(9)
10	.5*	1998 Non-Employee Directors’ Stock Option Plan, as amended.(9)
10	.6*	1998 Employee Stock Purchase Plan Offering for Foreign Employees.(5)
10	.7*	1999 Non-Officer Equity Incentive Plan, as amended.(10)
10.8		Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(6)
10.9		Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2002, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(6)
10.10		Lease Agreement, dated September 18, 1996, between Sobrato Interests III and VeriFone.(7)
10.11		Triple Net Sublease, dated April 1, 2002, by and between Terayon Communication Systems, Inc. and Hewlett-Packard Company.(7)
10.12		Aircraft Lease Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(8)
10.13		First Amendment to Aircraft Lease Agreement and Security Deposit Pledge Agreement, dated December 31, 2003, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(13)
10.14		Notification Letter of Intent to Terminate or Sublease the Aircraft Lease Agreement, dated March 12, 2004.(13)
10	.15*	Employment Agreement, dated July 22, 2005, between Terayon Communication Systems, Inc. and Jerry Chase.(16)
10.16		Proprietary Information and Inventions Agreement, dated July 22, 2004, between Terayon Communication Systems, Inc. and Jerry Chase.(12)
10.17		Aircraft Sublease Agreement, dated August 24, 2004, between Terayon Communication Systems, Inc. and United Furniture Equipment Rental, Inc.(12)
10	.18*	Employment Agreement, dated July 22, 2005, between Terayon Communication Systems, Inc. and Mark Richman.(16)
10.19		Proprietary Information and Inventions Agreement, dated November 10, 2004, between Terayon Communication Systems, Inc. and Mark Richman.(15)

Exhibit
Number		Exhibit Description

10	.20*	Form of Option Agreement for the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan.(14)
10	.21*	Form of Option Agreement for the Terayon Communication Systems, Inc. 1998 Non-Employee Directors Stock Option Plan.(15)
10.22		Lease, dated August 9, 2006 between Sobrato Development Companies #871 and Terayon Communication Systems, Inc.(17)
10.23		Triple Net Sub-Sublease Agreement, effective as of August 9, 2006, as amended, between Terayon Communication Systems, Inc. and Citrix Systems, Inc.(17)
10	.24*	Employment Agreement, dated July 27, 2005, between Terayon Communication Systems, Inc. and Matt Aden. (16)
10.25		Proprietary Information and Inventions Agreement, dated July 27, 2005, between Terayon Communication Systems, Inc. and Matthew J. Aden.(16)
10	.26*	Amendment No. 1 to the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan.(17)
10	.27*	Non-Employee Director Equity Compensation Policy.(17)
10	.28*	Non-Employee Director Equity Compensation Policy Nonstatutory Stock Option Agreement.(17)
10	.29*	2006 Executive Sales Commission Plan.(17)
10	.30*	2006 Section 16 Executive Officer Bonus Plan.(17)
10.31		Termination Agreement, effective as of March 22, 2007, between Terayon Communications Systems, Inc. and General Electric Capital Corporation
14.1		Code of Business Conduct.(17)
21.1		List of Subsidiaries.
24.1		Power of Attorney (see signatures of this Form 10-K).
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Audit Committee Charter of Terayon Communication Systems, Inc.(17)
99.2		Compensation Committee Charter of Terayon Communication Systems, Inc.(17)
99.3		Nominating and Governance Committee Charter of Terayon Communication Systems, Inc. (17)

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1/A filed on July 31, 1998 (File No. 333-56911).

(3)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).

(4)	Incorporated by reference to our Report on Form 8-K filed on February 9, 2001.

(5)	Incorporated by reference to our Report on Form 10-K filed on April 2, 2001.

(6)	Incorporated by reference to our Report on Form 10-K filed on April 1, 2002.

(7)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2002.

(8)	Incorporated by reference to our Report on Form 10-K filed on March 27, 2003.

(9)	Incorporated by reference to our Report on Registration Statement on Form S-8 filed on August 30, 2002.

(10)	Incorporated by reference to our Report on Form 10-Q filed on August 14, 2003.

(11)	Incorporated by reference to our Report on Form 8-K filed on November 21, 2003.

(12)	Incorporated by reference to our Report on Form 10-Q filed on November 9, 2004.

(13)	Incorporated by reference to our Report on Form 10-K filed on March 15, 2004.

(14)	Incorporated by reference to our Report on Form 8-K filed on September 14, 2004.

(15)	Incorporated by reference to our Report on Form 10-K filed on March 15, 2005.

(16)	Incorporated by reference to our Report on Form 10-Q filed on August 9, 2005.

(17)	Incorporated by reference to our Report on Form 10-K filed on December 29, 2006.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(4)(d) Financial Statement Schedules

Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.

Schedule II — Valuation and Qualifying Accounts (in thousands):

	Balance at
	Beginning of			Balance at
	Period	Charges	Deductions	End of Period

December 31, 2006:
Allowance for doubtful accounts — U.S.	$2,809	$(25)	$(2,540)	$244
Reserve for inventory valuation	7,853	2,940	(5,198)	5,595
Valuation allowance on deferred tax assets (1)	229,821	—	(43,099)	186,722
December 31, 2005:
Allowance for doubtful accounts — U.S.	$2,254	$132	$423	$2,809
Reserve for inventory valuation	12,267	2,732	(7,146)	7,853
Valuation allowance on deferred tax assets (1)	226,560	—	3,261	229,821
December 31, 2004:
Allowance for doubtful accounts — U.S.	$6,037	$4,014	$(7,797)	$2,254
Allowance for doubtful accounts — International	473	—	(473)	—
Total Allowance for doubtful accounts	6,510	4,014	(8,270)	2,254
Reserve for inventory valuation	12,291	11,550	(11,574)	12,267
Valuation allowance on deferred tax assets (1)	227,978	—	(1,418)	226,560

(1)	This deduction represents the change in a deferred tax asset.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in County of Santa Clara, State of California, on the 30th day of March, 2007.

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

Signature	Title	Date

/s/ Jerry D. Chase Jerry D. Chase	Chief Executive Officer and Director	March 30, 2007

/s/ Mark A. Richman Mark A. Richman	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	March 30, 2007

/s/ Zaki Rakib Dr. Zaki Rakib	Chairman of the Board of Directors	March 30, 2007

/s/ Shlomo Rakib Shlomo Rakib	Director	March 30, 2007

/s/ Lewis Solomon Lewis Solomon	Director	March 30, 2007

/s/ David Woodrow David Woodrow	Director	March 30, 2007

/s/ Matthew Miller Dr. Matthew Miller	Director	March 30, 2007

/s/ Howard W. Speaks, Jr. Howard W. Speaks, Jr.	Director	March 30, 2007

Exhibit Index

Exhibit
Number		Exhibit Description

3.1		Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(11)
3.2		Bylaws of Terayon Communication Systems, Inc.(11)
3.3		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(11)
3.4		Certificate of Designation of Series A Junior Participating Preferred Stock.(4)
4.1		Specimen Common Stock Certificate.(2)
4.2		Amended and Restated Information and Registration Rights Agreement, dated April 6, 1998.(1)
4.3		Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(3)
4.4		Registration Rights Agreement, dated July 26, 2000, among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(3)
4.5		Indenture, dated July 26, 2000, between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A.(3)
4.6		Rights Agreement, dated February 6, 2001, between Terayon Communication Systems, Inc. and Fleet National Bank.(4)
10.1		Form of Indemnification Agreement between Terayon Communication Systems, Inc. and each of its directors and officers.(15)
10	.2*	1995 Stock Option Plan, as amended.(1)
10	.3*	1997 Equity Incentive Plan, as amended.(6)
10	.4*	1998 Employee Stock Purchase Plan, as amended.(9)
10	.5*	1998 Non-Employee Directors’ Stock Option Plan, as amended.(9)
10	.6*	1998 Employee Stock Purchase Plan Offering for Foreign Employees.(5)
10	.7*	1999 Non-Officer Equity Incentive Plan, as amended.(10)
10.8		Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(6)
10.9		Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2002, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(6)
10.10		Lease Agreement, dated September 18, 1996, between Sobrato Interests III and VeriFone.(7)
10.11		Triple Net Sublease, dated April 1, 2002, by and between Terayon Communication Systems, Inc. and Hewlett-Packard Company.(7)
10.12		Aircraft Lease Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(8)
10.13		First Amendment to Aircraft Lease Agreement and Security Deposit Pledge Agreement, dated December 31, 2003, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(13)
10.14		Notification Letter of Intent to Terminate or Sublease the Aircraft Lease Agreement, dated March 12, 2004.(13)
10	.15*	Employment Agreement, dated July 22, 2005, between Terayon Communication Systems, Inc. and Jerry Chase.(16)
10.16		Proprietary Information and Inventions Agreement, dated July 22, 2004, between Terayon Communication Systems, Inc. and Jerry Chase.(12)
10.17		Aircraft Sublease Agreement, dated August 24, 2004, between Terayon Communication Systems, Inc. and United Furniture Equipment Rental, Inc.(12)
10	.18*	Employment Agreement, dated July 22, 2005, between Terayon Communication Systems, Inc. and Mark Richman.(16)
10.19		Proprietary Information and Inventions Agreement, dated November 10, 2004, between Terayon Communication Systems, Inc. and Mark Richman.(15)
10	.20*	Form of Option Agreement for the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan.(14)
10	.21*	Form of Option Agreement for the Terayon Communication Systems, Inc. 1998 Non-Employee Directors Stock Option Plan.(15)
10.22		Lease, dated August 9, 2006 between Sobrato Development Companies #871 and Terayon Communication Systems, Inc.(17)

Exhibit
Number		Exhibit Description

10.23		Triple Net Sub-Sublease Agreement, effective as of August 9, 2006, as amended, between Terayon Communication Systems, Inc. and Citrix Systems, Inc.(17)
10	.24*	Employment Agreement, dated July 27, 2005, between Terayon Communication Systems, Inc. and Matt Aden. (16)
10.25		Proprietary Information and Inventions Agreement, dated July 27, 2005, between Terayon Communication Systems, Inc. and Matthew J. Aden.(16)
10	.26*	Amendment No. 1 to the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan.(17)
10	.27*	Non-Employee Director Equity Compensation Policy.(17)
10	.28*	Non-Employee Director Equity Compensation Policy Nonstatutory Stock Option Agreement.(17)
10	.29*	2006 Executive Sales Commission Plan.(17)
10	.30*	2006 Section 16 Executive Officer Bonus Plan.(17)
10.31		Termination Agreement, effective as of March 22, 2007, between Terayon Communications Systems, Inc. and General Electric Capital Corporation
14.1		Code of Business Conduct.(17)
21.1		List of Subsidiaries.
24.1		Power of Attorney (see signatures of this Form 10-K).
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Audit Committee Charter of Terayon Communication Systems, Inc.(17)
99.2		Compensation Committee Charter of Terayon Communication Systems, Inc.(17)
99.3		Nominating and Governance Committee Charter of Terayon Communication Systems, Inc. (17)

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1/A filed on July 31, 1998 (File No. 333-56911).

(3)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).

(4)	Incorporated by reference to our Report on Form 8-K filed on February 9, 2001.

(5)	Incorporated by reference to our Report on Form 10-K filed on April 2, 2001.

(6)	Incorporated by reference to our Report on Form 10-K filed on April 1, 2002.

(7)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2002.

(8)	Incorporated by reference to our Report on Form 10-K filed on March 27, 2003.

(9)	Incorporated by reference to our Report on Registration Statement on Form S-8 filed on August 30, 2002.

(10)	Incorporated by reference to our Report on Form 10-Q filed on August 14, 2003.

(11)	Incorporated by reference to our Report on Form 8-K filed on November 21, 2003.

(12)	Incorporated by reference to our Report on Form 10-Q filed on November 9, 2004.

(13)	Incorporated by reference to our Report on Form 10-K filed on March 15, 2004.

(14)	Incorporated by reference to our Report on Form 8-K filed on September 14, 2004.

(15)	Incorporated by reference to our Report on Form 10-K filed on March 15, 2005.

(16)	Incorporated by reference to our Report on Form 10-Q filed on August 9, 2005.

(17)	Incorporated by reference to our Report on Form 10-K filed on December 29, 2006.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.