Form 10-K/A
period 2006-12-31
TERAYON COMMUNICATION SYSTEMS
filed 2007-04-30
CIK 1052303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $0.001 par value, 77,637,177 shares outstanding as of April 13, 2007.

INDEX
TERAYON COMMUNICATION SYSTEMS, INC.

EXPLANATORY NOTE

Terayon Communication Systems, Inc. (the Company) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosure in, or exhibits to, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 originally filed with the Securities and Exchange Commission (the Commission) on April 2, 2007.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Certain information regarding the Company’s directors and executive officers as of April 1, 2007, is set forth below.

Name	Age	Position

Jerry D. Chase	47	Chief Executive Officer and Director
Mark A. Richman	47	Chief Financial Officer and Senior Vice President, Finance and Administration
Matthew J. Aden	51	Senior Vice President, Global Sales and Customer Support
Zaki Rakib	48	Chairman of the Board and Director
Matthew Miller(2)	59	Director
Shlomo Rakib	50	Director
Lewis Solomon(1)(2)(3)	73	Director
Howard W. Speaks, Jr.(1)(2)	59	Director
David Woodrow(1)(3)	61	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

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

Matthew J. Aden joined the Company in July 2005 as Senior Vice President, Global Sales and Customer Support. Prior to joining the Company, Mr. Aden served at Motorola Connected Home Solutions, a division of Motorola, Inc. At Motorola Connected Home Solutions, Mr. Aden served as Senior Vice President, Sales and Customer Operations from July 2002 to 2004, Senior Vice President and General Manager of the Digital Media Group from January 2002 to June 2002, and Corporate Vice President, Director Worldwide Sales and Support from January 2000 to December 2001. Mr. Aden holds a Bachelors Degree in Business Administration from the University of Nebraska.

Dr. Zaki Rakib co-founded the Company in 1993 and serves as the Chairman of the Board of Directors and the Secretary of the Company. From January 1993 to September 2004, Dr. Rakib served as the Chief Executive Officer of the Company and from January 1993 to July 1998, Dr. Rakib also served as Chief Financial Officer of the Company. Currently, Dr. Rakib is the Chief Executive Officer and Chief Financial Officer of Novafora, Inc., a privately held semiconductor company, and owns and is the Chairman of Zaki Enterprises, a corporation engaged in developing new businesses and venture opportunities in various industries. Prior to co-founding the Company, Dr. Rakib served as Director of Engineering for Cadence Design Systems (Cadence), an electronic design automation software company, from 1990 to 1994, when he joined the Company. Prior to joining Cadence, Dr. Rakib was Vice President of Engineering at Helios Software, which was acquired by Cadence in 1990. Dr. Rakib is also a director of a privately held company. Dr. Rakib holds B.S., M.S. and Ph.D. degrees in engineering from Ben-Gurion University in Israel. Dr. Rakib is the brother of Shlomo Rakib, a director of the Company.

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

Howard W. Speaks, Jr. has served as a director of the Company since May 2004. Mr. Speaks has been the Chief Executive Officer of Rosum Corporation, a maker of positioning system products, since August 2003. Previously, Mr. Speaks was President and Chief Executive Officer of Kyocera Wireless Corporation, a developer and manufacturer of wireless phones and accessories, from August 2001 to August 2003; President and Chief Executive Officer of Triton Network Systems, Inc., a wireless communications equipment company, from September 1999 to August 2001; Executive Vice President and General Manager, Network Operators Group of Ericsson, Inc. from 1998 to 1999; Executive Vice President and General Manager, Wireless Division of Ericsson, Inc. from 1997 to 1998; and Vice President, Western Region of Ericsson, Inc. from 1995 to 1997. Mr. Speaks is a director of Glenayre Technologies, manufacturer and distributor of pre-recorded entertainment products. Mr. Speaks also serves on the board of a privately held company. Mr. Speaks holds a Bachelor of Science degree in Civil Engineering from West Virginia Institute of Technology.

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

Legal Committee

The Legal Committee reviews the Company’s compliance with applicable laws and regulations, significant pending litigation or regulatory actions, as well as oversees the development of the Company’s compliance policies and procedures. The current members of the Legal Committee are Messrs. Solomon and Woodrow, and Dr. Rakib. The current Chair of the Legal Committee is Mr. Woodrow.

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

To the Company’s knowledge, based solely upon a review of the copies of such reports provided to the Company and written representations that no other reports were required, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to the Company’s directors, officers and greater than ten percent beneficial owners were complied with, and all applicable Section 16(a) reports were filed on a timely basis.

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

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

Compensation for all of our named executive officers, or NEOs, is intended to motivate and reward company performance in meeting annual business operating plans and increasing stockholder value. In addition, because we shifted our business strategy in 2006 to focus exclusively in the highly competitive area of digital video products and applications and to discontinue our Home Access Solutions (HAS) product line, we believe that attracting and retaining the right talent by providing competitive compensation is critical to our success in maintaining and advancing our position in the digital video market on a long-term basis. Additionally, we believe that our goals of attracting and retaining qualified individuals who are competitively compensated will create value for our stockholders.

Our Compensation Committee seeks to achieve the following objectives in establishing the compensation for our NEOs:

•	attracting and retaining individuals of superior ability and managerial talent;

•	motivating the achievement of key strategic and financial performance measures on an annual basis by linking incentive award opportunities to the achievement of performance goals in these areas; and

•	ensuring that compensation for our NEOs is appropriately aligned with our corporate strategies, business objectives and the long-term interests of our stockholders.

The elements of compensation for our NEOs generally include base salary, annual incentive compensation and long-term equity incentive compensation. When making compensation decisions, we consider a number of factors including the individual’s skill set, his performance against set objectives and our competitive positioning against our geographic market and peer group. Our compensation philosophy is to target a competitive base salary in addition to offering incentives to align the compensation of employees and executives with the attainment of certain performance objectives for the company.

Our philosophy surrounding the components of our compensation is to provide at-risk pay to all of our employees to align them with our strategic objectives for a given performance period. We believe that a significant percentage of the compensation payable to our executives, including our NEOs, should consist of at-risk pay, to more directly align their interests with our performance. In addition, our NEOs’ at-risk pay is dependent completely on corporate performance while our non-executive employees may have at-risk pay that is based on both corporate and individual performance goals.

We do not have stock ownership requirements and do not currently have any policy on recovering awards or payments, although we have an insider trading policy that sets certain restrictions on trading windows.

We aim to compensate our NEOs in a manner that is tax-effective for us without sacrificing the effectiveness of the incentive programs being offered to executives. In practice, all of the annual compensation delivered by us to date has been tax-deductible under Section 162(m) of the Internal Revenue Code, as amended (the Code). While any gain from nonqualified stock options should be deductible, to the extent that an option constitutes an “incentive stock option” within the meaning of the Code, gain recognized by the option holders will not be deductible if there is no disqualifying disposition of the option.

We account for stock-based awards to our employees under Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123(R), “Share-Based Payment,” which requires us to record compensation expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Determination of Compensation; Compensation Benchmarking and Peer Group

Our Compensation Committee is vested with the primary authority to approve the compensation provided to our executive officers, including our NEOs. In prior years, we have retained independent compensation consultants to assist us in the determination of the key elements of our compensation programs. In 2005 and 2006, we retained Top Five Data Services, an independent compensation consultant specializing in executive compensation matters in the technology industry. Top Five Data Services provided advice to our Compensation Committee with respect to competitive practices and the amounts and nature of compensation paid to executive officers in similar organizations. Top Five Data Services also advised on, among other matters, structuring our various executive compensation programs, determining the appropriate levels of salary, bonus and other awards payable to our executive officers, including our NEOs, and structuring our post-termination arrangements.

To aid the Compensation Committee in making its determination, our Chief Executive Officer and Vice President of Human Resources provide compensation reviews annually to our Compensation Committee regarding the compensation of all executive officers. The achievement of the performance goals of our NEOs is also reviewed annually by our Compensation Committee.

We review competitive compensation practices of a group of peer companies periodically. This review and analysis provides background to our Compensation Committee to help to ensure that compensation opportunities for our executives, including our NEOs, are competitive with compensation practices in our peer group of companies. Periodically, our Compensation Committee and management work with compensation consultants to confirm the peer group of companies to be included in this competitive assessment. In January 2006, we announced that we would focus solely on digital video products and applications, and that we would discontinue our HAS product line. As a result of this change in strategic focus, we realigned our peer group to better reflect our current size, geographic location, market capitalization, employee population and sales levels, which should enable us to more accurately compare and validate our compensation against the market. In the fourth quarter of 2006, we established a new peer group to better reflect our transition to a company focused solely on digital video products and applications. In addition, in 2006 we reviewed data from available applicable market surveys from Radford Surveys + Consulting for other high technology companies in California with similar revenue levels to help us establish our compensation levels.

Our current peer group consists of the following companies:

•	Carrier Access Corporation

•	Harmonic Inc.

•	Network Equipment Technologies, Inc.

•	Harris Stratex Networks, Inc.

•	Zhone Technologies, Inc.

•	Chyron Corporation

•	Concurrent Computer Corporation

•	Frequency Electronics, Inc.

•	Interphase Corporation

•	Occam Networks

•	Scopus Video Networks Ltd.

•	Video Display Corporation

We do not guarantee that any executive will receive a specific market derived compensation level. Further, the compensation payable to our NEOs has not been realigned with our current peer group, and as discussed further below, we believe that any realignment with our current peer group would occur over a transition period.

Principal Elements of Compensation

Base Salary:  The base salaries for our executive officers, including our NEOs, are generally reviewed annually by our Compensation Committee, which takes into account the responsibilities and performance of the individual, as well as a competitive analysis of other executive officers in the Silicon Valley market serving in similar roles. Our Compensation Committee aims to ensure that base salaries fall within the range of base salaries paid to other executive officers with similar duties and responsibilities as our executive officers, based on market competitive data. Differences between base salaries payable to executive officers in our peer group and those paid to our NEOs are driven by each NEO’s experience and unique skill set as they relate to our corporate objectives. Base salaries for our NEOs in 2006, which were set in 2004 and 2005 when our NEOs were hired, may also not be consistent with base salaries paid to executive officers in the peer group we identified in the fourth quarter of 2006 following our transition to a digital video company and the discontinuation of our HAS product line. We expect there to be a transition period during which we will aim to align our compensation practices with those of our current peer group. No formulaic base salary increases are provided to the NEOs. At the time the performance goals for the incentive compensation plans applicable to our NEOs were set, our Compensation Committee believed that the goals would be difficult but achievable with significant effort.

Annual Incentive Compensation:  Annual cash incentives are an integral part of the compensation awarded to our executives, including our NEOs, and other key employees. The cash incentives, designed to deliver value to our stockholders, are structured to align the NEOs’ interest with our financial and performance objectives. Our Compensation Committee approves the goals under our two executive officer incentive programs: an Executive Bonus Plan in which Jerry D. Chase, our Chief Executive Officer, and Mark A. Richman, our Chief Financial Officer and Senior Vice President, Finance and Administration, are eligible to participate, and an Executive Sales Commission Plan in which Matthew J. Aden, our Senior Vice President, Global Sales and Customer Support, is eligible to participate.

Payment of bonus awards granted under our 2006 Executive Bonus Plan was based on the achievement of specified EBITDA and revenue objectives, each of which was weighted equally and determined the payment of the respective portion of the target bonus amount. Messrs. Chase and Richman were eligible to earn a bonus equal to 75% of their respective base salaries, in accordance with their employment agreements, upon the achievement of the performance objectives established under the 2006 Executive Bonus Plan. Our Compensation Committee is responsible for determining payment under this plan based on the NEO’s achievement of the objectives that were established at the beginning of the plan year. The goals established for the 2006 plan year consisted of digital video revenue and EBITDA targets that were consistent with objectives established in connection with our previously approved strategic business plan for the year. These targets were not decreased to reflect the revised strategic business plan that was subsequently adopted by our Board of Directors following the announcement of our decision to focus solely on digital video products and applications in January 2006. Messrs. Chase and Richman did not attain the goals established under the 2006 Executive Bonus Plan, and as a result no cash bonuses were paid under this plan.

Our Executive Sales Commission Plan was designed to encourage an increase in our digital video revenue. This plan was originally structured to match the higher revenue targets of the 2006 Executive Bonus Plan; however, during the second quarter of 2006, our Compensation Committee revised the revenue targets under the Executive Sales Commission Plan following the announcement of our decision to focus solely on digital video products and applications in January 2006. The plan revisions were driven by a revised strategic business plan presented to our Board of Directors and adopted to help address concerns relating to the retention of our key sales talent following our announcement on March 1, 2006 that certain of our historical consolidated financial statements could no longer be relied upon and should be restated. The target commission for Mr. Aden was equal to 100% of his base salary. Under the terms of the Executive Sales Commission Plan, no commission would be payable if less than 25% of the revenue target were achieved. If greater than 25% but less than 50% of the revenue target was achieved, the commission amount would be equal to the percentage of the revenue target achieved, multiplied by the year-to-date target commission, multiplied by 50%. If more than 50% of the revenue target was achieved, the commission would be equal to the percentage of the revenue target achieved multiplied by the year-to-date target commission. The commission is determined quarterly. In the event Mr. Aden exceeded his annual revenue target, he would be entitled to receive additional commission amounts payable on revenue exceeding 100% of the year-to-date target, which amounts would be payable at year-end. Based on video revenue invoiced in 2006, Mr. Aden achieved 106.51% of his revenue target and earned his commission based on the achievement of 106.51% of the revenue target.

Long-Term Equity Incentive Compensation:  The Compensation Committee’s decision to grant additional options may be based on such criteria as the individual’s performance, the Company’s performance and the desire to retain high quality talent at the executive level. Stock options granted under our 1997 Equity Incentive Plan currently held by NEOs generally have a four-year vesting period in order to provide an incentive for continued employment, and generally expire ten years from the date of grant, subject to earlier termination in the event of termination of employment. The exercise price of options granted to employees under our various stock plans is 100% of the fair market value of the underlying stock on the date of grant. We have generally not granted any restricted stock awards or any other type of stock-based awards to NEOs under our stock plans.

Historically, the NEOs have been granted significant option grants upon their commencement of employment. However, we revised our approach relating to our option grant practices beginning in 2005, when, in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” (SFAS 123(R)), our Compensation Committee and management undertook a complete analysis of our equity compensation practice with the assistance of an external consultant. As a result of the analysis, our Compensation Committee approved a new set of guidelines for granting stock options to employees at all levels, including with respect to our NEOs. These guidelines govern the terms of new-hire grants, as well as periodic grants to existing employees. Under the new guidelines, we have reduced the number of shares that are awarded pursuant to individual grants from previous years, and have changed the vesting period applicable to our stock options from four years to three years and reduced the term of options from ten to six years. Because the NEOs received significant option grants in connection with their initial employment, none of them was granted a replenishment grant in 2005 under the new guidelines.

While we believe that ongoing stock ownership is key to aligning the interests of our executives and stockholders, our announcement on March 1, 2006 that certain of our historical consolidated financial statements could no longer be relied upon and should be restated and our subsequent de-listing from The NASDAQ National Market effective April 4, 2006, prevented us from granting stock options and employees from exercising stock options after March 1, 2006. As a result of our restatement activities, no grants were made to our NEOs during calendar year 2006.

Change of Control and Severance Arrangements

Each NEO is party to an employment agreement pursuant to which we have provided for payments and benefits in the event that such NEO experiences an involuntary termination, and enhanced payments and benefits in the event the involuntary termination occurs in connection with a change in control. Our

Compensation Committee recommended entering into these employment agreements, including the severance benefits, with our NEOs and other key employees after seeking advice from outside consultants regarding severance arrangements that were adopted by other technology companies. The Compensation Committee believes that the change of control and severance packages are competitive with compensation offered by companies similar to ours.

The employment agreements provide for severance payments and benefits in the event we terminate the NEO’s employment without cause or if the NEO resigns for good reason. We believe companies should provide reasonable severance benefits to employees, recognizing that it may be difficult for them to find comparable employment within a short period of time following termination. In addition, these severance arrangements are intended to attract and retain qualified executives who may have alternative employment opportunities that may appear to them to be less risky absent these arrangements.

The employment agreements also provide for “double trigger” severance payments and benefits that are enhanced to the extent the NEO is subject to a termination of employment without cause or if the NEO resigns for good reason within 12 months following a change of control of the Company. We recognize that the occurrence of a change of control is a critical and disruptive time for an organization. The success of the corporate transaction is dependent on the continued focus and efforts of the executive team and other key employees even in the face of potential job loss upon its conclusion. We believe that enhanced severance benefits in the event of a change of control for our executive officers and other key employees is critical to ensuring the success of a change of control, and also believe that these benefits are necessary to attract strong managerial talent to an organization of our size and structure.

The severance payments and benefits, and the circumstances under which they are payable under the employment agreements, are described below under the section entitled “Employment, Severance and Change of Control Arrangements With Named Executive Officers.”

Other Elements of Compensation

Our NEOs participate in our 401(k) plan with no matching contribution, and we pay the premium on behalf of our executive officers, including our NEOs, on our standard life insurance policy that is offered to all employees.

Summary Compensation Table

The following table shows, for the fiscal year ended December 31, 2006, the compensation awarded to, earned by or paid to our principal executive officer, principal financial officer and the only other person who served as an executive officer as of December 31, 2006. These three officers are referred to as named executive officers, or NEOs, in this Form 10-K/A.

				Non-Equity
			Option	Incentive Plan	All Other
		Salary	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)	($)(2)	($)

Jerry D. Chase	2006	400,000	217,751	—	450	618,201
Chief Executive Officer
Mark A. Richman	2006	300,000	167,223	—	450	467,673
Chief Financial Officer and Senior Vice President, Finance and Administration
Matthew J. Aden	2006	325,000	152,894	351,463 (3)	690	830,047
Senior Vice President, Global Sales and Customer Support

(1)	The amount reflected in this column represents the compensation expense recognized for financial statement purposes for the fiscal year ended December 31, 2006 associated with stock options granted in years prior to 2006, measured in accordance with SFAS 123(R), but excluding any estimate of future forfeitures and reflecting the effect of any actual forfeitures. These compensation costs reflect options granted prior to the fiscal year ended December 31, 2006. The assumptions used to calculate the value of options are set forth under Note 9, “Stockholders’ Equity,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Commission on April 2, 2007.

(2)	Represents life insurance premiums paid by us for the benefit of the NEO.

(3)	Represents earned commissions under the 2006 Executive Sales Commission Plan earned in 2006, a portion of which may be paid in 2007. Please see “Compensation Discussion and Analysis” above for additional information regarding this plan.

Grants of Plan-Based Awards in 2006

The table below sets forth information concerning grants of non-equity incentive plan-based awards in 2006 to our NEOs. The non-equity incentive awards identified below are the target and maximum amounts under the respective plans that could have been earned for 2006. Actual amounts paid under the non-equity incentive plans for 2006 are included in the Summary Compensation Table above. Our NEOs were not granted equity incentive awards in 2006. For additional information regarding plan-based awards granted to our NEOs, see “Compensation Discussion and Analysis” above.

	Estimated Payout Under Non-Equity
	Incentive Plan Awards
	Threshold	Target	Maximum
Name	($)	($)	($)

Jerry D. Chase	—	300,000	300,000
Mark A. Richman	—	225,000	225,000
Matthew J. Aden	—	325,000	—

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding all unexercised options held by each NEO as of December 31, 2006. None of our NEOs held unvested stock awards other than options as of December 31, 2006.

	Option Awards
		Number of	Number of
		Securities Underlying	Securities Underlying		Option
	Option	Unexercised Options	Unexercised Options		Exercise	Option
	Grant	(#)	(#)		Price	Expiration
Name	Date	Exercisable	Unexercisable		($)	Date

Jerry D. Chase	9/8/2004	450,000	350,000	(1)	$1.67	9/7/2014
Mark A. Richman	11/30/2004	260,416	239,584	(2)	$1.99	11/29/2014
Matthew J. Aden	8/1/2005	177,083	322,917	(3)	$3.17	7/31/2011

(1)	16,667 shares (or 1/48th of the shares subject to the options) will vest on the 8th day of each month through September 8, 2008.

(2)	10,417 shares (or 1/48th of the shares subject to the option) will vest on the 30th day of each month through November 30, 2008.

(3)	10,417 shares (or 1/48th of the shares subject to the option) will vest on the 1st day of each month through August 1, 2009.

Option Exercises and Stock Vested

None of our NEOs exercised any stock options in 2006, and none of our NEOs holds stock awards that vested during the fiscal year ended December 31, 2006.

Director Compensation

Members of our Board of Directors who are not our employees, whom we will refer to as outside directors, are entitled to receive cash compensation, as described below, and historically have been granted stock options for their services to the Board of Directors. All directors with the exception of Mr. Chase are outside directors. In addition, outside directors are eligible for reimbursement for their expenses incurred in connection with attendance at Board of Directors and committee meetings in accordance with Company policy.

Our outside directors in 2006 were paid cash retainers and fees for attending board and committee meetings as follows:

•	a monthly retainer of $2,000;

•	a per meeting attendance fee of $1,000 for each Board of Directors or committee meeting attended; and

•	for the chairs of the committees of the Board of Directors, an additional $500 for each committee meeting attended.

In January 2007, the Board of Directors approved cash payments to the Company’s outside directors in lieu of stock options that had been historically granted to the outside directors pursuant to our automatic, non-discretionary option grant policy applicable to outside directors for service on the Board of Directors and as the chairman or member of one or more committees of the Board of Directors for the years 2005, 2006 and 2007. Options were not granted in 2005 or 2006, and we do not anticipate granting options in 2007 by the date of the annual stockholder meeting, to our outside directors, due to the Company’s inability to grant stock options during the restatement of the Company’s financial statements for certain prior periods and the related unavailability of the Company’s registration statements. The following aggregate amounts were approved in lieu of option grants that would have been made in 2005, 2006 and 2007: Matthew Miller — $28,125; Shlomo Rakib — $28,125; Zaki Rakib — $28,125; Lewis Solomon — $36,875; Howard W. Speaks, Jr. — $45,000; and David Woodrow — $45,000. The portion of these cash payments attributed to options that would have been granted in 2006 are reflected in the directors’ compensation table below under the column “Fees Earned or Paid in Cash.” These cash payments were calculated based on the Black-Scholes value (and after giving effect to the discount associated with elimination of risk resulting from the exchange of equity awards for cash payment) of the options that would have been granted pursuant to our option grant policy applicable to our outside directors for the years 2005, 2006 and 2007 had we been permitted to grant stock options during the relevant periods.

The Board of Directors also approved effective as of January 27, 2007 a quarterly advance cash retainer policy applicable to outside directors that will replace our cash compensation policy in effect in 2006. Pursuant to the new cash compensation policy, our outside directors will receive the following cash compensation for their prospective service as a member of Board of Directors and as the chairman or member of one or more committees of the Board of Directors:

•	a quarterly retainer for services as a member of the Board of Directors of $6,000;

•	a quarterly retainer for services as the chair of the Audit Committee of $2,500;

•	a quarterly retainer for services as the chairs of the Compensation Committee and Legal Committee of $2,000;

•	a quarterly retainer for services as the chairs of the Nominating and Governance Committee and the Strategic Committee of $1,250;

•	a quarterly retainer for services as members of the Audit Committee, Compensation Committee and Legal Committee of $1,250;

•	a per meeting attendance fee of $1,000 for each Board of Directors or committee meeting attended; and

•	for the chairs of the committees of the Board of Directors, an additional $500 for each committee meeting attended.

	Fees Earned or	Option		All Other
	Paid in Cash	Awards		Compensation		Total
Name	($)(1)	($)(4)		($)		($)

Alek Krstajic(2)	17,000	15,679	(5)	—		32,679
Matthew Miller	58,500	29,886	(6)	—		88,386
Shlomo Rakib	50,500	—		—		50,500
Zaki Rakib	63,500	—		—		63,500
Mark Slaven(3)	59,500	50,659	(7)	—		110,159
Lewis Solomon	87,000	31,174	(8)	6,487	(11)	124,661
Howard W. Speaks, Jr.	83,000	53,250	(9)	—		136,250
David Woodrow	93,500	33,822	(10)	—		127,322

(1)	Includes the following cash amounts that were paid in lieu of stock options, for services performed in 2006, as described immediately prior to the table above: Matthew Miller — $12,500; Shlomo Rakib — $12,500; Zaki Rakib — $12,500; Lewis Solomon — $17,500; Howard W. Speaks, Jr. — $20,000; and David Woodrow — $20,000.

(2)	Alek Krstajic resigned from our Board of Directors effective June 19, 2006.

(3)	Mark Slaven resigned from our Board of Directors effective August 2, 2006.

(4)	The amount reflected in this column represents the compensation expense recognized for financial statement purposes for the fiscal year ended December 31, 2006 associated with stock options granted in years prior to 2006, measured in accordance with SFAS 123(R), but excluding any estimate of future forfeitures and reflecting the effect of any actual forfeitures. These compensation costs reflect options granted prior to the fiscal year ended December 31, 2006. The assumptions used to calculate the value of options are set forth under Note 9, “Stockholders’ Equity,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Commission on April 2, 2007. No stock options were granted to our outside directors during the fiscal year ended December 31, 2006.

(5)	At December 31, 2006, Alek Krstajic held options to purchase 261,829 shares of our common stock.

(6)	At December 31, 2006, Matthew Miller held options to purchase 70,417 shares of our common stock.

(7)	At December 31, 2006, Mark Slaven held options to purchase 81,108 shares of our common stock.

(8)	At December 31, 2006, Lewis Solomon held options to purchase 304,000 shares of our common stock.

(9)	At December 31, 2006, Howard W. Speaks, Jr. held options to purchase 80,583 shares of our common stock.

(10)	At December 31, 2006, David Woodrow held options to purchase 140,527 shares of our common stock.

(11)	This amount reflects the payment by us of the costs and fees associated with the attendance by Mr. Solomon of conferences and seminars, and expenses related to periodicals subscribed to by Mr. Solomon.

Employment, Severance and Change of Control Arrangements With Named Executive Officers

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

In the event the Company terminates an executive officer’s employment for any reason other than for “cause,” “permanent disability” (as these terms are defined in their agreement) or the executive officer’s death, or if the executive resigns his employment within 30 days following the occurrence of specified events detailed in the executive’s agreement, including, a material reduction in the executive’s title, authority or responsibility, a material reduction in the executive’s base salary or a relocation of the executive’s work place beyond a specified distance, the executive would be entitled to the following severance benefits:

•	lump sum cash payment equal to 12 months of the executive’s base salary;

•	a lump sum cash payment equal to the greater of (1) the executive’s annual performance bonus for the most recent completed calendar year or (2) the executive’s target performance bonus in effect for the year of the termination; and

•	payment for the cost of COBRA continuation premiums for the medical, dental and vision care benefits for the executive officer and his dependents for a period of up to 12 months.

In the event the executive’s employment is terminated under the circumstances described in the preceding paragraph within twelve months following a “change in control” (as this term is defined in his agreement) of the Company, the executive officer would be entitled to the following severance benefits:

•	a lump sum cash payment equal to, in the case of Mr. Chase, 2.5 times, and in the case or Mr. Richman, 2 times, the sum of (1) the executive officer’s base salary and (2) an amount that is equal to the greater of (a) the executive’s annual performance bonus for the most recent completed calendar year or (b) the executive’s target performance bonus in effect for the year of the termination;

•	payment for the cost of COBRA continuation premiums for the medical, dental and vision care benefits for the executive officer and his dependents for a period of up to 30 months in the case of Mr. Chase, and 24 months in the case of Mr. Richman; and

•	full vesting of all of the executive officer’s unvested stock options.

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

As previously disclosed in our Form 8-K filed on April 23, 2007, our board of directors approved amendments to the employment agreements of certain employees, including Messrs. Chase and Richman, on April 21, 2007. These amendments will revise the formulation applied to determine the bonus amount that will be used for calculating the severance payable under such employment agreements. The revised formulations in the amendments to the employment agreements are contingent upon the closing of the transactions contemplated by the Agreement and Plan of Merger, dated as of April 21, 2007, with Motorola, Inc., a Delaware corporation, and Motorola GTG Subsidiary VI Corporation, a Delaware corporation and a wholly-owned subsidiary of Motorola.

Matthew J. Aden

On July 27, 2005, Mr. Aden entered into an employment agreement with the Company providing for his employment as Senior Vice President, Global Sales and Customer Support of the Company. Pursuant to the agreement, Mr. Aden receives an annual salary of $325,000. Mr. Aden is also eligible to participate in the Company’s executive sales commission plan with a target incentive payout equal to 100% of his base salary, the payment of which will be based on the achievement of sales goals to be defined by the Chief Executive Officer and approved by the Compensation Committee of the Board of Directors. In the event the Company terminates Mr. Aden’s employment for any reason other than for “cause” or “permanent disability” (as these terms are defined in his agreement) or his death, or if Mr. Aden resigns from his employment within 30 days following the occurrence of specified events detailed in his agreement, including a material reduction in his title, authority or responsibility, a material reduction in his base salary or a relocation of his work place beyond a specified distance, Mr. Aden would be entitled to the following severance benefits:

•	a lump sum cash payment equal to 12 months of his base salary and

•	payment for the cost of COBRA continuation premiums for the medical, dental and vision care benefits for Mr. Aden and his dependents for a period of up to 12 months.

In the event Mr. Aden’s employment with the Company is terminated under the circumstances described in the preceding paragraph within twelve months of a “change in control” (as this term is defined in his agreement) of the Company, Mr. Aden would be entitled to the following severance benefits:

•	a lump sum cash payment equal to 2 times his base salary;

•	a lump sum cash payment equal to 2 times the greater of (1) Mr. Aden’s sales commission payments for the most recent completed calendar year or (2) Mr. Aden’s target sales commission payment in effect for the year of the termination;

•	payment for the cost of COBRA continuation premiums for the medical, dental and vision care benefits for Mr. Aden and his dependents for a period of up to 24 months; and

•	full vesting of all of his unvested stock options.

Any severance benefits paid to Mr. Aden will be offset and reduced by the value of any severance benefits that Mr. Aden may be entitled to receive pursuant to federal or state statute. The payment of the severance benefits is subject to, among other requirements, Mr. Aden’s execution and delivery of an effective general release against the Company.

As previously disclosed in our Form 8-K filed on April 23, 2007, our board of directors approved amendments to the employment agreements of certain employees, including Mr. Aden, on April 21, 2007. These amendments will revise the formulation applied to determine the bonus amount that will be used for calculating the severance payable under such employment agreements. The revised formulations in the amendments to the employment agreements are contingent upon the closing of the transactions contemplated by the Agreement and Plan of Merger, dated as of April 21, 2007, with Motorola, Inc., a Delaware corporation, and Motorola GTG Subsidiary VI Corporation, a Delaware corporation and a wholly-owned subsidiary of Motorola.

Severance Payments and Benefits Upon Involuntary Termination

The following table reflects the potential payments and benefits to which the NEOs would be entitled under their employment agreements in the event of an involuntary termination (i.e., termination other than for cause or resignation with good reason). The amounts presented in the table assume a termination date of March 13, 2007 and that all eligibility requirements contemplated by the NEO’s respective employment agreements were met.

	Cash	Cash	COBRA
	Severance —	Severance —	Continuation
	Base Salary	Bonus	Coverage	Total
Name	($)	($)	($)(1)	($)

Jerry D. Chase	400,000	300,000	16,780	716,780
Mark A. Richman	300,000	225,000	16,636	541,636
Matthew J. Aden	325,000	—	17,688	342,688

(1)	Represents the current premiums for the NEO’s medical, dental and vision insurance, multiplied by the maximum number of months of COBRA continuation coverage to which the NEO is entitled.

Severance Payments and Benefits Upon Involuntary Termination Following Change in Control

The following table reflects the potential payments and benefits to which the NEOs would be entitled under their employment agreements in the event of an involuntary termination (i.e., termination other than for cause or resignation with good reason) within twelve months following a change in control. The amounts presented in the table assume a termination date of March 13, 2007 and that all eligibility requirements contemplated by the NEO’s respective employment agreements were met.

	Cash	Cash	Unexercisable	COBRA
	Severance	Severance	Options that	Continuation	Excise Tax
	Base Salary	Bonus	Vest	Coverage	Gross Up	Total
Name	($)	($)	($)(1)	($)(2)	($)(3)	($)

Jerry D. Chase	1,000,000	750,000	99,000	41,950	151,968	2,042,918
Mark A. Richman	600,000	450,000	2,188	33,272	—	1,085,460
Matthew J. Aden	650,000	702,926	—	35,375	—	1,388,301

(1)	This value is based on the difference, if any, between the option exercise price and $2.00, which was the closing price of our common stock on March 13, 2007, the assumed date of termination.

(2)	Represents the current premiums for the NEO’s medical, dental and vision insurance, multiplied by the maximum number of months of COBRA continuation coverage to which the NEO is entitled.

(3)	This value is an estimate calculated by outside consultants and represents a gross up for the portion of the excise tax in excess of $200,000.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2006, the Compensation Committee consisted of Messrs. Solomon and Speaks and Dr. Miller, and Mr. Solomon served as Chair of the Compensation Committee. Messrs. Solomon and Speaks and Dr. Miller are not, and have never been, officers or employees of the Company. No executive officer of the Company served on the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee. Each of the Company’s directors holds securities of the Company.

Compensation Committee Report

The material in this report is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such.

This report, filed in accordance with Item 407(e)(5) of Regulation S-K, should be read in conjunction with the other information relating to executive compensation which is contained elsewhere in this Form 10-K/A and is not repeated here.

In this context, the Compensation Committee hereby reports as follows:

1. The Compensation Committee has reviewed the Compensation Discussion and Analysis section contained herein with management.

2. Based on the review referred to in paragraph (1) above, the Compensation Committee recommended to our Board of Directors, and our Board of Directors has approved, that the Compensation Discussion and Analysis be included in this Form 10-K/A for filing with the Commission.

Members of the Compensation Committee

Lewis Solomon — Chairman of the Compensation Committee
Matthew D. Miller
Howard W. Speaks, Jr.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of the Company’s common stock as of April 13, 2007 by: (i) each director; (ii) each NEO; (iii) all NEOs and directors of the Company as a group; and (iv) all persons known by the Company to be beneficial owners of more than five percent of its common stock. All shares of the Company’s common stock subject to options currently exercisable or exercisable within 60 days of April 13, 2007, are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 77,637,177 shares outstanding on April 13, 2007, adjusted as required by rules promulgated by the Commission. Unless otherwise indicated in the table, the address of each party listed in the table is 2450 Walsh Avenue, Santa Clara, California 95051.

	Beneficial Ownership
	Number of	Percentage
Beneficial Owner	Shares	Ownership

Kern Capital Management, LLC(1)	11,538,200	14.9%
114 West 47th Street, Suite 1926
New York, New York 10036
Zaki Rakib(2)	4,302,040	5.5%
Shlomo Rakib(3)	4,302,040	5.5%
Jerry D. Chase(4)	550,000	*
Lewis Solomon(5)	356,803	*
Mark A. Richman(6)	312,500	*
Matthew J. Aden(7)	229,166	*
David M. Woodrow(8)	132,747	*
Howard W. Speaks, Jr.(9)	76,579	*
Matthew Miller(10)	65,041	*
All executive officers and directors as a group (9 persons)(11)	10,326,916	13.3%

(1)	Kern Capital Management, LLC filed an amendment to Schedule 13G, dated as of February 14, 2007, with the Commission. Kern Capital Management, LLC reported beneficial ownership of 11,538,200 shares.

(2)	Shares beneficially owned by Dr. Zaki Rakib include 240,000 shares of common stock held by the Shlomo Rakib Children’s Trust of which Dr. and Mrs. Rakib are trustees, and 1,300,000 shares of common stock underlying stock options, which are exercisable within 60 days of April 13, 2007. Dr. Rakib disclaims beneficial ownership of these shares held by the Zaki Rakib Children’s Trust and stock and stock options held by Dr. Rakib’s family members, totaling 4,302,040 shares.

(3)	Shares beneficially owned by Shlomo Rakib include 240,000 shares of common stock held by the Zaki Rakib Children’s Trust of which Mr. And Mrs. Rakib are trustees, and 1,300,000 shares of common stock underlying stock options which are exercisable within 60 days of April 13, 2007. Mr. Rakib disclaims beneficial ownership of these shares held by the Shlomo Rakib Children’s Trust and stock and stock options held by Mr. Rakib’s family members, totaling 4,302,040 shares.

(4)	Shares beneficially owned include 550,000 shares of common stock underlying stock options that are exercisable within 60 days of April 13, 2007.

(5)	Shares beneficially owned include 296,803 shares of common stock underlying stock options that are exercisable within 60 days of April 13, 2007, as well as 60,000 shares of common stock.

(6)	Shares beneficially owned include 312,500 shares of common stock underlying stock options that are exercisable within 60 days of April 13, 2007.

(7)	Shares beneficially owned include 229,166 shares of common stock underlying stock options that are exercisable within 60 days of April 13, 2007.

(8)	Shares beneficially owned include 132,747 shares of common stock underlying stock options that are exercisable within 60 days of April 13, 2007.

(9)	Shares beneficially owned include 76,579 shares of common stock underlying stock options that are exercisable within 60 days of April 13, 2007.

(10)	Shares beneficially owned include 65,041 shares of common stock underlying stock options that are exercisable within 60 days of April 13, 2007.

(11)	Shares beneficially owned by the Company’s current directors and executive officers as a group include 4,262,836 shares of common stock underlying stock options that are exercisable within 60 days of April 13, 2007.

Equity Compensation Plan Information

The following table provides certain information about our common stock that may be issued under our equity compensation plans as of December 31, 2006. Information is included for both equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

			Common Stock
			Available for
	Common Stock		Future Issuance
	to be Issued	Weighted Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options	Outstanding Options	(Excluding Securities
	and Rights	and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by Terayon stockholders(1)	9,664,399	$4.25	7,529,114
Equity compensation plans not approved by Terayon stockholders(2)	2,505,310	$6.82	1,719,164
Total	12,169,709	$4.78	9,248,278

(1)	Includes options to purchase common stock outstanding under the Terayon Communication Systems, Inc. 1995 Stock Option Plan, as amended (1995 Plan), the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan, as amended (1997 Plan), and the Terayon Communication Systems, Inc. 1998 Non-Employee Directors Stock Option Plan, as amended (1998 Plan). Does not include 600,371 shares of our common stock that were available for issuance under the Terayon Communication Systems, Inc. 1998 Employee Stock Purchase Plan, as amended, which was also approved by our stockholders, including the Terayon Communication Systems, Inc. 1998 Employee Stock Purchase Plan Offering for Foreign Employees. The 1997 Plan was amended on June 13, 2000 to, among other things, provide for an increase in the number of shares of our common stock on each January 1 beginning January 1, 2001 through January 1, 2007, by the lesser of 5% of our common stock outstanding on such January 1 or 3,000,000 shares. In May 2003, the 1997 Plan was amended to reduce the number of authorized shares in the 1997 Plan by 6,237,826 shares. In May 2005, the 1997 Plan was amended to reduce the number of authorized shares in the 1997 Plan by 4,000,000 shares. The 1997 Plan expired on March 25, 2007, and no shares are available for grant under this plan.

(2)	Includes options to purchase common stock outstanding under the Terayon Communication Systems, Inc. 1999 Non-Officer Equity Incentive Plan, as amended (1999 Plan), Mainsail Equity Incentive Plan (Mainsail Plan), TrueChat Equity Incentive Plan (TrueChat Plan), and options issued outside of any equity incentive plan. The Mainsail Plan and the TrueChat Plan were terminated by the Board of Directors on March 7, 2007. The 1999 Plan provides for nonqualified stock options to be issued to non-officer employees and consultants of the Company. Prices for nonqualified stock options may not be less than 85% of the fair market value of the common stock at the date of the grant. Options generally vest and become exercisable over a period not to exceed five years from the date of grant. Unexercised options expire ten years after date of grant. The 1999 Plan also provides for the sale of restricted shares of common stock to employees, directors and consultants, and the Company has provided such awards in prior years and may provide such awards in the future.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Since December 31, 2005, there has not been, nor is there any proposed transaction where the Company was or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation, employment and other agreements and transactions which are described in “Item 11. Executive Compensation.”

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

Procedures for Approval of Related Person Transactions

As provided by the Company’s written Audit Committee Charter, the Audit Committee must review all related party transactions on an ongoing basis, and approve any related party transaction, unless the transaction is approved by another independent committee of the Board of Directors. The Company’s written Code of Business Conduct requires that directors, officers and employees make appropriate disclosure of potential conflicts of interest situations to the Board of Directors, in the case of directors and officers, and the compliance officer, in the case of employees.

Director Independence

Among the current members of the Board of Directors, the Board of Directors has determined that Messrs. Solomon, Speaks and Woodrow, and Dr. Miller, are “independent” as that term is defined in Rule 4200 of the listing standards of the National Association of Securities Dealers. Additionally, Messrs. Krstajic and Slaven served part of the fiscal year and were both “independent” as the term is defined in Rule 4200 of the listing standards of the National Association of Securities Dealers. In making this determination, the Board of Directors considered transactions and relationships between each director or his immediate family and the Company and its subsidiaries. The purpose of this review was to determine whether any such relationships or transactions were material and, therefore, inconsistent with a determination that the director is independent. As a result of this review, the Board of Directors affirmatively determined, based on its understanding of such transactions and relationships, that Messrs. Solomon, Speaks and Woodrow, and Dr. Miller are independent of the Company and, therefore, a majority of the members of the Board of Directors is independent, under the standards set forth by the National Association of Securities Dealers.

Item 14.	Principal Account Fees and Services.

On September 21, 2005, the Company appointed Stonefield Josephson, Inc. as its independent registered public accounting firm to replace Ernst & Young, which resigned effective as of that date. The aggregate fees billed by Stonefield Josephson, Inc. for professional services rendered in 2005 and 2006 are summarized in the following table (in thousands):

	2005	2006

Audit Fees(1)	$637	$4,037
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees	—	—

(1)	Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements. In 2005 and 2006, audit fees include fees for professional services rendered for the audits of (i) management’s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements but are not reported under “Audit Fees.” Such fees include, among other things, employee benefit plan audits and certain consultations concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees for professional services rendered for assistance with federal, state and international tax compliance.

In considering the nature of the services provided by Stonefield Josephson, Inc., the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Stonefield Josephson, Inc. and Company management to determine that they are permitted under the rules and regulation concerning auditor independence promulgated by the Commission to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

The services performed by Stonefield Josephson, Inc. in 2005 and 2006 were pre-approved in accordance with the requirements of the Audit Committee Charter.

Except as stated above, there were no other fees billed by Stonefield Josephson, Inc. for 2005 and 2006. The Audit Committee considers the provision of these services to be compatible with maintaining the independence of the Company’s independent auditors. None of the fees paid to the independent auditors under the categories Audit-Related Fees and Tax Fees described above were approved by the Audit Committee after services were rendered pursuant to the de minimus exception established by the Commission.

Audit Committee Pre-Approval Policies

Before an Independent Registered Public Accounting Firm is engaged by the Company or its subsidiaries to render audit or non-audit services, the Audit Committee shall pre-approve the engagement. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the Independent Registered Public Accounting Firm, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the Independent Registered Public Accounting Firm.

Item 15.	Exhibits, Financial Statement Schedules.

(a) (3) The exhibits in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto due authorized, in County of Santa Clara, State of California, on the 30th day of April, 2007.

TERAYON COMMUNICATION SYSTEMS, INC.

/s/  Jerry D. Chase
Jerry D. Chase
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry D. Chase Jerry D. Chase	Chief Executive Officer and Director	April 30, 2007

/s/ Mark A. Richman Mark A. Richman	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	April 30, 2007

/s/ Zaki Rakib Dr. Zaki Rakib	Chairman of the Board of Directors	April 30, 2007

/s/ Shlomo Rakib Shlomo Rakib	Director	April 30, 2007

/s/ Lewis Solomon Lewis Solomon	Director	April 30, 2007

/s/ David Woodrow David Woodrow	Director	April 30, 2007

/s/ Dr. Matthew Miller Dr. Matthew Miller	Director	April 30, 2007

/s/ Howard W. Speaks Howard W. Speaks, Jr.	Director	April 30, 2007

Exhibit Index

Exhibit
Number		Exhibit Description

3.1		Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(11)
3.2		Bylaws of Terayon Communication Systems, Inc.(11)
3.3		Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(11)
3.4		Certificate of Designation of Series A Junior Participating Preferred Stock.(4)
4.1		Specimen Common Stock Certificate.(2)
4.2		Amended and Restated Information and Registration Rights Agreement, dated April 6, 1998.(1)
4.3		Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(3)
4.4		Registration Rights Agreement, dated July 26, 2000, among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(3)
4.5		Indenture, dated July 26, 2000, between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A.(3)
4.6		Rights Agreement, dated February 6, 2001, between Terayon Communication Systems, Inc. and Fleet National Bank.(4)
4.7		Rights Agreement Amendment, dated April 21, 2007 between Terayon Communication Systems, Inc. and Computershare Trust Company, N.A. (as successor in interest to Fleet National Bank).(19)
10.1		Form of Indemnification Agreement between Terayon Communication Systems, Inc. and each of its directors and officers.(15)
10	.2*	1995 Stock Option Plan, as amended.(1)
10	.3*	1997 Equity Incentive Plan, as amended.(6)
10	.4*	1998 Employee Stock Purchase Plan, as amended.(9)
10	.5*	1998 Non-Employee Directors’ Stock Option Plan, as amended.(9)
10	.6*	1998 Employee Stock Purchase Plan Offering for Foreign Employees.(5)
10	.7*	1999 Non-Officer Equity Incentive Plan, as amended.(10)
10.8		Data Over Cable Service Interface Specifications License Agreement, dated December 21, 2001, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(6)
10.9		Amendment to DOCSIS IPR Agreement to cover DOCSIS 2.0, dated December 21, 2002, between Terayon Communication Systems, Inc. and Cable Television Laboratories, Inc.(6)
10.10		Lease Agreement, dated September 18, 1996, between Sobrato Interests III and VeriFone.(7)
10.11		Triple Net Sublease, dated April 1, 2002, by and between Terayon Communication Systems, Inc. and Hewlett-Packard Company.(7)
10.12		Aircraft Lease Agreement, dated February 8, 2002, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(8)
10.13		First Amendment to Aircraft Lease Agreement and Security Deposit Pledge Agreement, dated December 31, 2003, between Terayon Communication Systems, Inc. and General Electric Capital Corporation.(13)
10.14		Notification Letter of Intent to Terminate or Sublease the Aircraft Lease Agreement, dated March 12, 2004.(13)
10	.15*	Employment Agreement, dated July 22, 2005, between Terayon Communication Systems, Inc. and Jerry Chase.(16)
10.16		Proprietary Information and Inventions Agreement, dated July 22, 2004, between Terayon Communication Systems, Inc. and Jerry Chase.(12)
10.17		Aircraft Sublease Agreement, dated August 24, 2004, between Terayon Communication Systems, Inc. and United Furniture Equipment Rental, Inc.(12)
10	.18*	Employment Agreement, dated July 22, 2005, between Terayon Communication Systems, Inc. and Mark Richman.(16)
10.19		Proprietary Information and Inventions Agreement, dated November 10, 2004, between Terayon Communication Systems, Inc. and Mark Richman.(15)
10	.20*	Form of Option Agreement for the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan.(14)
10	.21*	Form of Option Agreement for the Terayon Communication Systems, Inc. 1998 Non-Employee Directors Stock Option Plan.(15)

Exhibit
Number		Exhibit Description

10.22		Lease, dated August 9, 2006 between Sobrato Development Companies #871 and Terayon Communication Systems, Inc.(17)
10.23		Triple Net Sub-Sublease Agreement, effective as of August 9, 2006, as amended, between Terayon Communication Systems, Inc. and Citrix Systems, Inc.(17)
10	.24*	Employment Agreement, dated July 27, 2005, between Terayon Communication Systems, Inc. and Matthew Aden. (16)
10.25		Proprietary Information and Inventions Agreement, dated July 27, 2005, between Terayon Communication Systems, Inc. and Matthew J. Aden.(16)
10	.26*	Amendment No. 1 to the Terayon Communication Systems, Inc. 1997 Equity Incentive Plan.(17)
10	.27*	Non-Employee Director Equity Compensation Policy.(17)
10	.28*	Non-Employee Director Equity Compensation Policy Nonstatutory Stock Option Agreement.(17)
10	.29*	2006 Executive Sales Commission Plan.(17)
10	.30*	2006 Section 16 Executive Officer Bonus Plan.(17)
10.31		Termination Agreement, effective as of March 22, 2007, between Terayon Communications Systems, Inc. and General Electric Capital Corporation.(18)
10.32		Agreement and Plan of Merger, dated as of April 21, 2007 among Terayon Communication Systems, Inc., Motorola, Inc., and Motorola GTG Subsidiary VI Corp.(19)
14.1		Code of Business Conduct.(17)
21.1		List of Subsidiaries.(18)
24.1		Power of Attorney (see signatures of this Form 10-K/A).
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(18)
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(18)
99.1		Audit Committee Charter of Terayon Communication Systems, Inc.(17)
99.2		Compensation Committee Charter of Terayon Communication Systems, Inc.(17)
99.3		Nominating and Governance Committee Charter of Terayon Communication Systems, Inc. (17)

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1/A filed on July 31, 1998 (File No. 333-56911).

(3)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).

(4)	Incorporated by reference to our Report on Form 8-K filed on February 9, 2001.

(5)	Incorporated by reference to our Report on Form 10-K filed on April 2, 2001.

(6)	Incorporated by reference to our Report on Form 10-K filed on April 1, 2002.

(7)	Incorporated by reference to our Report on Form 10-Q filed on May 15, 2002.

(8)	Incorporated by reference to our Report on Form 10-K filed on March 27, 2003.

(9)	Incorporated by reference to our Report on Registration Statement on Form S-8 filed on August 30, 2002.

(10)	Incorporated by reference to our Report on Form 10-Q filed on August 14, 2003.

(11)	Incorporated by reference to our Report on Form 8-K filed on November 21, 2003.

(12)	Incorporated by reference to our Report on Form 10-Q filed on November 9, 2004.

(13)	Incorporated by reference to our Report on Form 10-K filed on March 15, 2004.

(14)	Incorporated by reference to our Report on Form 8-K filed on September 14, 2004.

(15)	Incorporated by reference to our Report on Form 10-K filed on March 15, 2005.

(16)	Incorporated by reference to our Report on Form 10-Q filed on August 9, 2005.

(17)	Incorporated by reference to our Report on Form 10-K filed on December 29, 2006.

(18)	Incorporated by reference to our Report on Form 10-K filed on April 2, 2007.

(19)	Incorporated by reference to our Report on Form 8-K filed on April 23, 2007.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.