Form 10-Q
period 2007-03-31
TERAYON COMMUNICATION SYSTEMS
filed 2007-05-10
CIK 1052303

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $0.001 par value, 77,637,177 shares outstanding as of May 1, 2007.

INDEX
TERAYON COMMUNICATION SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,547	$8,362
Short-term investments	7,975	11,951
Accounts receivable, net of allowance for doubtful accounts	8,073	10,914
Other current receivables	1,515	1,296
Inventory, net	2,816	2,324
Deferred cost of goods sold	2,267	2,289
Deposits	1,442	8,248
Other current assets	1,110	1,532

Total current assets	37,745	46,916
Property and equipment, net	3,141	3,309
Restricted cash	380	395
Long-term deferred cost of goods sold	784	1,338
Other assets, net	12	12

Total assets	$42,062	$51,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,434	$5,495
Accrued payroll and related expenses	3,683	3,650
Deferred revenues	9,351	9,329
Accrued warranty expenses	1,143	1,246
Accrued restructuring and executive severance	143	149
Accrued vendor cancellation charges	10	124
Accrued other liabilities	3,752	4,071

Total current liabilities	22,516	24,064

Long-term obligations	1,208	1,399
Accrued restructuring and executive severance	160	193
Long-term deferred revenue	5,077	6,492

Total liabilities	28,961	32,148

Contingencies (Note 3)
Stockholders’ equity:

Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock: $0.001 par value, 200,000,000 shares authorized issued — 77,793,844 shares issued; 77,637,177 shares outstanding	78	78
Additional paid-in capital	1,089,632	1,089,278
Accumulated deficit	(1,073,251)	(1,066,269)
Treasury stock, at cost; 156,009 shares	(773)	(773)
Accumulated other comprehensive loss	(2,585)	(2,492)

Total stockholders’ equity	13,101	19,822

Total liabilities and stockholders’ equity	$42,062	$51,970

See accompanying Notes to Condensed Consolidated Financial Statements.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$12,776	$21,490
Cost of goods sold	4,580	10,716

Gross profit	8,196	10,774
Operating expenses:
Research and development	3,005	4,069
Sales and marketing	3,323	5,184
General and administrative	8,149	5,150
Restructuring charges, executive severance and asset write-offs	—	34

Total operating expenses	14,477	14,437

Loss from operations	(6,281)	(3,663)
Interest income, net	215	301
Other income (expense), net	(895)	(553)

Loss before income tax expense	(6,961)	(3,915)
Income tax expense	(21)	(29)

Net loss	$(6,982)	$(3,944)

Basic and diluted net loss per share	$(0.09)	$(0.05)

Shares used in computing basic and diluted net loss per share	77,637	77,637

See accompanying Notes to Condensed Consolidated Financial Statements.

TERAYON COMMUNICATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,982)	$(3,944)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	450	487
Stock based compensation	354	792
Amortization of subordinated convertible notes premium	—	(286)
Accretion of discounts on short-term investments	—	(126)
Inventory provision	134	2,399
Provision for doubtful accounts	(90)	50
Restructuring provision	—	34
Write-off of fixed assets	—	41
Warranty provision	462	149
Vendor cancellation provision	34	(1,040)
Changes in operating assets and liabilities:
Accounts receivable, net	2,712	446
Inventory	(626)	(761)
Other current assets	7,250	(5,311)
Long-term deferred cost of goods sold	554	637
Other assets	15	7,526
Accounts payable	(1,061)	(695)
Accrued payroll and related expenses	33	(209)
Deferred revenues	(1,393)	(4,658)
Accrued warranty expense	(565)	(535)
Accrued restructuring charges	(39)	(506)
Accrued vendor cancellation charges	(148)	(124)
Other accrued liabilities	(510)	(2,333)

Net cash provided by (used in) operating activities	584	(7,967)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	4,000	54,033
Purchases of property and equipment	(282)	(170)

Net cash provided by investing activities	3,718	53,863

Cash flows from financing activity:
Debt extinguishment of convertible debt	—	(65,081)

Net cash used in financing activity	—	(65,081)

Effect of foreign currency exchange rate changes	(117)	34
Net increase (decrease) in cash and cash equivalents	4,185	(19,151)
Cash and cash equivalents at beginning of period	8,362	28,867

Cash and cash equivalents at end of period	$12,547	$9,716

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$27	$28

Cash paid for interest	$—	$461

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
     On April 21, 2007, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Motorola, Inc., (Motorola), and Motorola GTG Subsidiary VI Corporation, a wholly-owned subsidiary of Motorola (Merger Sub), pursuant to which Merger Sub will be merged with and into the Company (Merger), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Motorola.
     Pursuant to the Merger Agreement, at the effective time of the Merger, each share of the Company’s common stock, par value $0.001 per share, issued and outstanding immediately prior to the effective time (other than shares held by the Company, Motorola or Merger Sub, which will be canceled without payment of any consideration) will be converted into the right to receive $1.80 in cash, without interest.
     The Merger has been approved by the Company’s Board of Directors. The Merger is subject to the adoption of the Merger Agreement and the approval of the Merger by the stockholders of the Company, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other closing conditions.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements at March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been included.
     Results for the three months ended March 31, 2007 are not necessarily indicative of results for the entire fiscal year or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended (2006 Form 10-K), as filed with the United States Securities and Exchange Commission (Commission). The accompanying condensed consolidated balance sheet at December 31, 2006 is derived from audited consolidated financial statements at that date.
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
     In establishing its revenue recognition policies for its products, the Company assesses software development efforts, marketing and the nature of post contract support (PCS). Based on its assessment, the Company determined that the software in the HAS and CMTS products is incidental and therefore, the Company recognizes revenue on HAS and CMTS products under SAB 101, as specifically amended by SAB 104. Additionally, based on its assessment of the digital video solutions (DVS) products, the Company determined that software was more than incidental, and therefore, the Company recognizes revenue on the DVS products under American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2) and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1).
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

     Beginning in the first quarter of 2006, the Company determined that it established VSOE of fair value of the PCS element for DVS product sales as a result of maintaining consistent pricing practices for PCS, including consistent pricing of renewal rates for PCS. For DVS products sold beginning in 2006 that contain a multiple element arrangement, the Company recognizes revenue and the cost of goods sold for shipments when all criteria of SAB 104 and SOP 97-2 have been met and recognizes revenue related to PCS element ratably over the period of the support contract.
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
     On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FAS 123(R)-3). The Company has elected to adopt the alternative transition method provided in FAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
     Share-based compensation recognized in 2006 and 2007 as a result of the adoption of SFAS 123(R) as well as share-based compensation calculated for pro forma disclosures according to the original provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R) use the Black-Scholes valuation methodologies for estimating fair value of options granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s stock participation plan.

Accounts Receivable, Net of Allowance for Doubtful Accounts
     The Company evaluates its trade receivables based upon a combination of factors generally requiring no collateral. The Company assesses collectibility based on a number of factors, including history, the number of days an amount is past due (based on invoice due date), changes in credit ratings of customers, current events and circumstances regarding the business of its clients’ customers and other factors that it believes are relevant. Credit losses have historically been within management’s expectations. When the Company becomes aware of a customer’s inability to pay, such as in the case of bankruptcy or a decline in the customer’s operating results or financial position, it records an allowance to reduce the related receivable to an amount it reasonably believes is collectible. The Company maintains an allowance for potentially uncollectible accounts receivable based on an estimate of collectibility. If circumstances related to a specific customer change, its estimates of the recoverability of receivables could be further altered. In addition, the Company made other adjustments to the allowance for doubtful accounts to offset the accounts receivable and related reserve related to customers who were granted extended payment terms, experiencing financial difficulties or where collectibility was not reasonably assured.
Inventory
     Inventory is stated at the lower of cost (first-in, first-out) or market. The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2007	2006
	(unaudited)
Raw materials	$176	$203
Finished goods	2,640	2,121

Inventory, net	$2,816	$2,324

Purchase Obligation
     The Company has purchase obligations to certain of its suppliers that support the Company’s ability to manufacture its products. The obligations consist of purchase orders placed with vendors for goods and services and require the Company to purchase minimum quantities of the suppliers’ products at a specified price. As of March 31, 2007, $6.7 million of purchase obligations were outstanding which become payable at various times throughout the remainder of 2007.
Net Loss Per Share
     A reconciliation of the numerator and denominator of basic and diluted net loss per share is provided as follows (in thousands, except per share data) (unaudited):

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(6,982)	$(3,944)

Shares used in computing basic and diluted net loss per share	77,637	77,637

Basic and diluted net loss per share	$(0.09)	$(0.05)

     Options to purchase 12,110,616 and 12,852,574 shares of common stock were outstanding at March 31, 2007 and March 31, 2006, respectively, and these common stock equivalents were not included in the computation of diluted net loss per share since the effect would have been anti-dilutive.
Comprehensive Loss
     Comprehensive loss consists of net income (loss), net unrealized gain (loss) on short-term investments and net foreign currency translation gain (loss).
     The following are the components of comprehensive loss during the three months ended March 31, 2007 and 2006 (in thousands) (unaudited):

	Three months ended
	March 31,
	2007	2006
Net Loss	$(6,982)	$(3,944)
Change in cumulative translation adjustments, net	(117)	34
Change in unrealized gain on available-for-sale investments, net	24	249

Total comprehensive loss	$(7,075)	$(3,661)

     Accumulated other comprehensive loss presented in the accompanying consolidated balance sheets consists of net unrealized gain (loss) on cash equivalents and short-term investments and accumulated net foreign currency translation losses.
     The following are the components of accumulated other comprehensive loss (in thousands):

	March 31,	December 31,
	2007	2006
	(unaudited)
Cumulative translation adjustments	$(2,560)	$(2,443)
Unrealized gain on available- for-sale investments	(25)	(49)

Total accumulated other comprehensive loss	$(2,585)	$(2,492)

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
     In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (FASB 109). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision on whether or not to file in a particular jurisdiction. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109, “Accounting for Income Taxes.” The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than- not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings.
     The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company reduced its deferred tax assets reported as of December 31, 2006 by $13.9 million. The reduction was fully offset by a valuation allowance and therefore, did not have an impact to the Company’s financial statements. In addition, the Company did not recognize any adjustment to the liability for uncertain tax positions nor did the Company have any unrecognized tax benefits and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet.
     The Company files income tax returns in the U.S. federal jurisdiction, in the state of California, in various other states in the United States and in various foreign jurisdictions in which the Company has an office or physical location.
     The Company has elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense. Any subsequent change in classification of interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS No. 154, “Accounting Changes and Error Corrections”.
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

3. Contingencies
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
     On June 23, 2006, a putative class action lawsuit was filed against the Company in the United States District Court for the Northern District of California by I.B.L. Investments Ltd. purportedly on behalf of all persons who purchased the Company’s common stock between October 28, 2004 and March 1, 2006. Zaki Rakib, Jerry D. Chase, Mark Richman and Edward Lopez are named as individual defendants. The lawsuit focuses on the Company’s March 1, 2006 announcement of the restatement of financial statements for the year ended December 31, 2004, and for the four quarters of 2004 and the first two quarters of 2005. On November 8, 2006, Adrian G. Mongeli was appointed lead plaintiff in the case, replacing I.B.L. Investments Ltd. On January 8, 2007, Mongeli filed an amended complaint, purportedly on behalf of all persons who purchased the Company’s common stock between June 28, 2001 and March 1, 2006. The amended complaint adds Ray Fritz, Carol Lustenader, Matthew Miller, Shlomo Rakib, Doug Sabella, Christopher Schaepe, Mark Slaven, Lewis Solomon, Howard W. Speaks, Arthur T. Taylor and David Woodrow as individual defendants, and also names Ernst & Young as a defendant. The amended complaint incorporates the prior allegations and includes new allegations relating to the restatement of the Company’s consolidated historical financial statements as reported in the Company’s Form 10-K filed on December 29, 2006. The plaintiffs are seeking damages, interest, costs and any other relief deemed proper by the court. An unfavorable ruling in this legal matter could materially and adversely impact the Company’s results of operations. On March 9, 2007, Terayon and the individual defendants filed a motion to dismiss the amended complaint. On March 23, 2007, Ernst & Young filed a motion to dismiss the amended complaint. Both motions are scheduled to be heard on July 24, 2007.

     On April 22, 2005, the Company filed a lawsuit in the Superior Court of California, County of Santa Clara against Adam S. Tom (Tom) and Edward A. Krause (Krause) and a company founded by Tom and Krause, RGB Networks, Inc. (RGB). The Company sued Tom and Krause for breach of contract and RGB for intentional interference with contractual relations based on breaches of the Noncompetition Agreements entered into between the Company and Tom and Krause, respectively. On May 24, 2006, RGB, Tom and Krause filed a Notice of Motion and Motion For Leave To File a Cross-Complaint, in which the defendants stated that they intended to file counter-claims against the Company for misappropriation of trade secrets, unfair competition, tortious interference with contractual relations and tortious interference with prospective economic advantage. On July 6, 2006, the court granted the defendants’ motion, and on July 20, defendants filed a cross-complaint for misappropriation of trade secrets, unfair competition, tortious interference with contractual relations and tortious interference with prospective economic advantage. On August 21, 2006, the Company filed a demurrer to certain of those claims. The court granted the Company’s demurrer as to RGB’s request for declaratory judgment. On November 9, 2006, the Company filed the Company’s answer to RGB’s complaint. On March 26, 2007, the Company entered into a stipulation for settlement with RGB amicably resolving all outstanding litigation between the parties. On April 10, 2007 the Company entered into a formal settlement agreement. The Company recorded the settlement as of March 31, 2007 and the settlement amount is included in other income and expense.
     On September 13, 2005, a case was filed by Hybrid Patents, Inc. (Hybrid) against Charter Communications, Inc. (Charter) in the United States District Court for the Eastern District of Texas for patent infringement related to Charter’s use of equipment (cable modems, cable modem termination systems (CMTS) and embedded multimedia terminal adapters (eMTAs)) meeting the Data Over Cable System Interface Specification (DOCSIS) standards and certain video equipment. Hybrid has alleged that the use of such products violates its patent rights. Charter has requested that the Company and others supplying it with equipment indemnify Charter for these claims. The Company and others have agreed to contribute to the payment of the legal costs and expenses related to this case and the Company has entered into a joint defense agreement with all named defendants in the suit. On May 4, 2006, Charter filed a cross-complaint asserting its indemnity rights against the Company and a number of companies that supplied Charter with cable modems. To date, this cross-complaint has not been dismissed. Trial is scheduled on Hybrid’s claims for July 3, 2007. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Hybrid is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products.
     On July 14, 2006, a case was filed by Hybrid against Time Warner Cable (TWC), Cox Communications Inc. (Cox), Comcast Corporation (Comcast), and Comcast of Dallas, LP (together, the MSOs) in the United States District Court for the Eastern District of Texas for patent infringement related to the MSOs’ use of data transmission systems and certain video equipment. Hybrid has alleged that the use of such products violate its patent rights. To date, the Company has not been named as a party to the action. The MSOs have requested that the Company and others supplying them with cable modems and equipment indemnify the MSOs for these claims. The Company and others have agreed to contribute to the payment of legal costs and expenses related to this case and the Company has entered into a joint defense and cost sharing agreement with all named defendants in the suit. Trial is scheduled on Hybrid’s claims for July 3, 2007. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Hybrid is successful in its claim against the MSOs and then elects to pursue other cable operators that use the allegedly infringing products.
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
     On June 1, 2006, a case was filed by Rembrandt against Charter, Cox, CSC Holdings, Inc. (CSC) and Cablevisions Systems Corp. (Cablevision) in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by Charter infringe certain patents related to cable modem, voice-over internet, and video technology applications. To date, the Company has not been named as a party in the action, but Charter has made a request for indemnity related to the products that the Company and others have sold to them. The Company has not received an indemnity request from Cox, CSC, and Cablevision but the Company expects that such request will be forthcoming shortly. To date, the Company and others have not agreed to contribute to the payment of legal costs and expenses related to this case. A trial date is not set at this time. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products.
     On June 1, 2006, a case was filed by Rembrandt against TWC in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by TWC infringe certain patents related to cable modem, voice-over internet, and video technology applications. To date, the Company has not been named as a party in the action, but TWC has made a request for indemnity related to the products that the Company and others have sold to them. The Company and others have agreed to contribute to the payment of legal costs and expenses related to this case. A trial date is not set at this time. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against TWC and then elects to pursue other cable operators that use the allegedly infringing products.
     On September 13, 2006, a second case was filed by Rembrandt against TWC in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by TWC infringe certain patents related to the DOCSIS standard. To date, the Company has not been named as a party in the action, but TWC has made a request for indemnity related to the products that the Company and others have sold to them. The Company and others have agreed to contribute to the payment of legal costs and expenses related to this case. A trial date is not set at this time. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against TWC and then elects to pursue other cable operators that use the allegedly infringing products.
     On January 31, 2007, a case was filed by GPNE Corp. (GPNE) against Time Warner Inc. (TWI), Comcast and Charter in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, GPNE alleged that products and services sold by TWI, Comcast and Charter infringe certain patents related to the DOCSIS standard (data transmission). To date, the Company has not been named as a party in the action, but TWC has made a request for indemnity related to the products that the Company and others have sold to them. The Company believes that Comcast and Charter will also make indemnity requests. The Company and others have agreed to contribute to the payment of legal costs and expenses related to this case. Trial date of this matter is not known at this time. On February 2, 2007, TWC filed a lawsuit against GPNE in the United States District Court for the District of Delaware requesting a declaratory judgment of non-infringement. At this point, the outcome is uncertain and the Company cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if GPNE is successful in its claim against TWI, Comcast and Charter and then elects to pursue other cable operators that use the allegedly infringing products.
     On May 9, 2007, the Company entered into a settlement agreement with Dolby Laboratories Licensing Corporation (Dolby) for $0.3 million to settle the Company’s past infringement of certain Dolby patents and copyrighted works. Additionally, the Company and Dolby are entering into a license agreement to license such patents and copyrighted works beginning January 1, 2007. The Company recorded the settlement as of March 31, 2007 and the settlement is included in general and administrative expenses.
     The Company has received letters and other communications claiming that its technology infringes the intellectual property rights of others. The Company has consulted with its patent counsel and reviewed the allegations made by such third parties. If these allegations were submitted to a court, the court could find that the Company’s products infringe third party intellectual property rights. If the Company is found to have infringed third party rights, the Company could be subject to substantial damages and/or an injunction preventing the Company from conducting its business. In addition, other third parties may assert infringement claims against the Company in the future. A claim of infringement, whether meritorious or not, could be time-consuming, result in costly litigation, divert the Company’s management’s resources, cause product shipment delays or require the Company to enter into royalty or licensing arrangements. These royalty or licensing arrangements may not be available on terms acceptable to the Company, if at all.
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
     The Company may, in the future, take legal action to enforce its patents and other intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect the Company’s business, results of operations and financial condition
     In December 2005, the Commission issued a formal order of investigation in connection with the Company’s accounting review of a series of contractual agreements with Thomson Broadcast. These matters were previously the subject of an informal Commission inquiry. The Company cooperated fully with the Commission in order to bring the investigation to a conclusion as promptly as possible. On April 2, 2007, the Company received written notification from the staff of the Commission that the Commission’s investigation has been terminated and no enforcement action has been recommended at this time. The decision of the Commission to terminate the investigation is not a finding or judgment regarding the matters investigated, and should not be construed that the Company has been exonerated or that no action may ultimately result from the Commission’s investigation of the matter.
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
4. Employee Equity Incentive Plans
Stock Option Program Description
     The Company’s 1995 Stock Option Plan (1995 Plan) and 1997 Equity Incentive Plan (1997 Plan) provide for incentive stock options and nonqualified stock options to be issued to employees, directors and consultants of the Company. Exercise prices of incentive stock options may not be less than the fair market value of the common stock at the date of grant. Exercise prices of nonqualified stock options may not be less than 85% of the fair market value of the common stock at the date of grant. Options are immediately exercisable and vest over a period not to exceed five years from the date of grant. Any unvested stock issued is subject to repurchase by the Company at the original issuance price upon termination of the option holder’s employment. Unexercised options expire six to ten years after the date of grant. The 1997 Plan also provides for the sale of restricted shares of common stock to employees, directors and consultants, and the Company has provided such awards in prior years. The 1995 Plan expired in 2005 and only stock options that were granted under the 1995 Plan prior to its expiration remain outstanding. The 1997 Plan expired on March 25, 2007 and only stock options that were granted under the 1997 Plan prior to its expiration remain outstanding.
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

General Option Information
     The following table presents a summary of option activity during the three months ended March 31, 2007 (unaudited):

		Options Outstanding
	Options		Weighted
	Available	Number of	Average
	for Grant	Shares	Exercise Price
December 31, 2006	9,421,592	12,136,816	$4.58
Authorized	—	—	—
Granted	—	—	—
Exercised	—	—	—
Cancelled	26,200	(26,200)	$2.72
Expired	(7,495,347)	—	—

March 31, 2007	1,952,445	12,110,616	$4.79

Valuation and Expense Information under SFAS 123(R)
     Effective January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the stock option plans based on estimated fair values. The Company elected to adopt SFAS 123(R) using the modified prospective recognition method, which requires the Company to recognize compensation cost for new and unvested stock options, restricted stock, restricted stock units and employee stock purchase plan shares. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended March 31, 2007 which is allocated as follows (in thousands, except per share data) (unaudited):

	Three Months Ended March 31,
	2007	2006
Cost of goods sold	$61	$84
Research and development	73	176
Sales and marketing	48	327
General and administrative	172	205

Share-based compensation effect in income before taxes	$354	$792
Income taxes	—	—

Net share-based compensation effect in net loss	$354	$792

Impact on net loss per share:
Basic and diluted	$0.00	$0.01

Shares outstanding	77,637	77,637

     At March 31, 2007, unamortized compensation expense related to outstanding unvested stock options that are expected to vest was approximately $2.5 million. This unamortized compensation expense is expected to be recognized over a weighted average period of approximately 2.2 years.
     Share-based compensation recognized in 2006 and 2007 as a result of the adoption of SFAS 123(R) uses the Black-Scholes option pricing model for estimating fair value of options granted under the Company’s equity incentive plans and rights to acquire stock granted under the Company’s stock purchase plan. The weighted average estimated values of employee stock option grants and right granted under the stock purchase plan, as well as the weighted average assumptions that were used in calculating such values during 2007 and 2006, were based on the estimates at the date of grant as follows (unaudited):

	Three Months Ended March 31,
	2007	2006
Weighted average estimated fair value of grant (1)	N/A	$0.90
Expected life (in years)	2.2	2.2
Risk-free interest rate	4.68%	4.40%
Volatility	76.45%	72.60%
Dividend yield	0%	0%

(1)	There were no options granted during the three months ended March 31, 2007. If the Company had granted options during the quarter ended March 31, 2007, these variables would have been used to calculate the fair value of the options.
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
     Options outstanding that have vested and are expected to vest as of March 31, 2007 are as follows (unaudited):

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (in years)	Value(1)
Vested	10,521,324	$5.11	5.13	$82,274
Expected to vest	1,387,824	$2.66	5.85	22,539

Total	11,909,148	$4.83	5.21	$104,813

(1)	These amounts represent the differences between the exercise price and $1.75, the closing price of the Company’s stock on March 30, 2007 as reported on the Pink Sheets, for all in-the-money options outstanding.
5. Operating Segment Information
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
6. Restructuring Charges and Asset Write-offs
Restructuring
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

     The following table summarizes the accrued restructuring balances related to the 2004 restructurings as of March 31, 2007 (in thousands) (unaudited):

Excess Leased
Facilities
Balance at December 31, 2006	$343
Charges	—
Cash payments	(39)
Charges in estimate	—

Balance at March 31, 2007	$304

7. Product Warranty
     The Company provides a standard warranty for most of its products, ranging from one to five years from the date of purchase. The Company estimates product warranty expenses at the time revenue is recognized. The Company’s warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. The estimate of costs to service its warranty obligations is based on historical experience and the Company’s expectation of future conditions. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revision to the warranty liability would be required.
8. Corporate Aircraft
     In 2002, the Company entered into an operating lease arrangement to lease a corporate aircraft (Aircraft Lease). This lease arrangement was secured by a $9.0 million letter of credit at December 31, 2002. The letter of credit was reduced to $7.5 million in February 2003. The $7.5 million letter of credit was converted to a cash deposit in 2004. In August 2004, the Company entered into a 28-month aircraft sublease terminating on December 31, 2006, which was amended in December 2006 to terminate on January 14, 2007. On January 14, 2007, the last day of the operating lease, the Company returned the corporate aircraft to the lessor of the aircraft, General Electric Capital Corporation (GECC), and no additional rental payments were due to the lessor after October 2006.
     On March 22, 2007, the Company entered into a Termination Agreement with GECC, terminating the Aircraft Lease. Pursuant to the Termination Agreement, On March 28, 2007, GECC returned to the Company $6.8 million of the $7.5 million cash deposit held by GECC as collateral for the aircraft lease. GECC will retain $0.7 million in collateral (Repair Collateral) subject to GECC’s completion of repairs, tests, inspections, and corrections to the aircraft, which GECC has estimated will cost $0.6 million. The remaining amount of the Repair Collateral, if any, will be returned to the Company.
9. RGB Litigation Settlement
     On March 26, 2007, the Company entered into a stipulation for settlement with RGB Networks, Inc. amicably resolving all outstanding litigation between the parties. On April 10, 2007 the Company entered into a formal settlement agreement.
10. Director Compensation
     In January 2007, the Board of Directors approved cash payments to the Company’s outside directors in lieu of stock options that had been historically granted to the outside directors pursuant to the Company’s automatic, non-discretionary option grant policy applicable to outside directors for service on the Board of Directors and as the chairman or member of one or more committees of the Board of Directors for the years 2005, 2006 and 2007. Options were not granted in 2005 or 2006, and the Company does not anticipate granting options in 2007 by the date of the annual stockholder meeting to its outside directors due to the Company’s inability to grant stock options during the restatement of the Company’s financial statements for certain prior periods and the related unavailability of the Company’s registration statements. The Board of Directors also approved effective as of January 27, 2007 a quarterly advance cash retainer policy applicable to outside directors that will replace the Company’s cash compensation policy in effect in 2006. Please see “Director Compensation” in Part III, Item 11 in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
11. Subsequent Events
Merger Agreement with Motorola
     On April 21, 2007, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Motorola, Inc., (Motorola), and Motorola GTG Subsidiary VI Corporation, a wholly-owned subsidiary of Motorola (Merger Sub), pursuant to which Merger Sub will be merged with and into the Company (Merger), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Motorola.

     Pursuant to the Merger Agreement, at the effective time of the Merger, each share of the Company’s common stock, par value $0.001 per share, issued and outstanding immediately prior to the effective time (other than shares held by the Company, Motorola or Merger Sub, which will be canceled without payment of any consideration) will be converted into the right to receive $1.80 in cash, without interest.
     The Merger has been approved by the Company’s Board of Directors. The Merger is subject to the adoption of the Merger Agreement and the approval of the Merger by the stockholders of the Company, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.
     If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company may be required to pay Motorola a termination fee of $5.25 million.
     As a result of entering into the Merger Agreement, the Company accrued $1.6 million of expense related to certain contractual commitments it had in place which are contingent on the completion of the Merger.
     Under the terms of the Merger Agreement, Motorola has agreed to assume certain bonus programs the Company had in place at the time the agreement was signed. If the Merger does not close by December 30, 2007, the Company would be required to pay a maximum of $0.9 million related to these bonus programs which is not currently accrued for on the Company’s books.
Dolby Settlement and License
     General and administrative expenses for the three months ended March 31, 2007 included an expense of $0.3 million for the settlement on May 9, 2007 of patent infringement and copyrighted works claims that the Company had received from Dolby Laboratories Licensing Corporation (Dolby) in January 2007. The claims related to the Company’s non-payment of license fees to Dolby for software functionality embedded in certain of the Company’s DVS products. Additionally, the parties are entering into a license agreement to license such patents and copyrighted works beginning January 1, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto. This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under Risk Factors in Part II, Item 1A in this Quarterly Report on Form 10-Q and Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2006, as amended (2006 Form 10-K). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan” and other expressions, that are predictions or indicate future events, identify forward-looking statements, which are based on the current expectations, estimates, forecasts and projections of future Company or industry performance based on management’s judgment, beliefs, current trends and market conditions. The forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual outcomes and results to differ materially from what is expressed, expected, anticipated, or implied in any forward-looking statement. These statements include those related to our products, product sales, expenses, our revenue recognition policies, material weaknesses or deficiencies in internal control over financial reporting, and the proposed acquisition of us by Motorola, Inc. (Motorola). For example, there can be no assurance that our product sales efforts or recognized revenues or expenses will meet any expectations or follow any trend(s), that our internal controls over financial reporting will be effective or produce reliable financial information on a timely basis, that our ability to compete effectively and maximize stockholder value will be successful or yield preferred results, or that the proposed acquisition of us by Motorola will be completed. Our ongoing or future litigation may have an adverse effect on our results of operations and financial results. In addition, our financial results, liquidity and stock price may suffer as a result of our announced proposed acquisition by Motorola, the restatements, the cost of completing the restatements and the audit and review of our financial statements, our ability to control operating expenses and maintain adequate cash balances for operating the business going forward, any adverse response of our vendors, customers, stockholders, media and others relating to the announcement of the proposed acquisition by Motorola and the delay or restatements of our financial statements, the review and application of our accounting processes, policies and procedures, and additional uncertainties related to accounting. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).
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
     We have not been profitable since our inception. At March 31, 2007, our accumulated deficit was $1.1 billion. We had a net loss of $7.0 million or $0.09 per share for the quarter ended March 31, 2007 and a net loss of $3.9 million or $0.05 per share for the quarter ended March 31, 2006. Our ability to grow our business and attain profitability is dependent on our ability to effectively compete in the marketplace with our current products and services, develop and introduce new products and services, contain operating expenses and improve our gross margins, as well as continued investment in equipment by network operators and content aggregators. Finally, we expect to benefit from a lower expense base resulting in part from the series of cost reduction initiatives that occurred in 2005 and 2006, along with continued focus on cost containment. However, despite these efforts, we may not succeed in attaining profitability in the near future, or at all.
     At March 31, 2007, we had $20.5 million in cash, cash equivalents and short-term investments as compared to $20.3 million at December 31, 2006. The $0.2 million increase from December 31, 2006 to March 31, 2007 was driven by the release of $6.8 million of a deposit that was included in current assets which related to a previously leased jet aircraft. Although we believe that our current cash balances will be sufficient to satisfy our cash requirements for at least the next 12 months, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition, operating results and liquidity.
Merger Agreement with Motorola
     On April 21, 2007, we entered into an Agreement and Plan of Merger (Merger Agreement) with Motorola, and Motorola GTG Subsidiary VI Corporation, a wholly-owned subsidiary of Motorola (Merger Sub), pursuant to which Merger Sub will be merged with and into the Company (Merger), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Motorola.
     Pursuant to the Merger Agreement, at the effective time of the Merger, each share of our common stock, par value $0.001 per share, issued and outstanding immediately prior to the effective time (other than shares held by us, Motorola or Merger Sub, which will be canceled without payment of any consideration) will be converted into the right to receive $1.80 in cash, without interest.
     The Merger has been approved by our Board of Directors. The Merger is subject to the adoption of the Merger Agreement and the approval of the Merger by our stockholders, the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other closing conditions.
     A more detailed description of the risks to our business can be found in the sections captioned “Risk Factors” in this Quarterly Report on Form 10-Q and our 2006 Form 10-K.
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
     We describe our critical accounting policies regarding revenue recognition, deferred revenue and deferred cost of goods sold, critical accounting estimates regarding stock-based compensation and accounts receivable, net of allowance for doubtful accounts below. For a discussion of our remaining critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Critical Accounting Policies” in our 2006 Form 10-K.
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
Stock-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) which is a revision of SFAS 123, “Share-Based Payment” (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-

based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” (APB 25), for periods beginning January 1, 2006. In March 2005, the Commission issued SAB No. 107, “Share-based Payment” (SAB 107), relating to SFAS 123(R). SAB 107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement includes guidance related to share-based payment awards with non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with share-based payment awards and accounting for the income tax effects of share-based payment awards upon the adoption of SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).
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
     On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FAS 123(R)-3). We have elected to adopt the alternative transition method provided in FAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC Pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC Pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
     Share-based compensation recognized in 2006 and 2007 as a result of the adoption of SFAS 123(R) as well as share-based compensation calculated for pro forma disclosures according to the original provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R) use the Black-Scholes valuation methodologies for estimating fair value of options granted under our equity incentive plans and rights to acquire stock granted under our stock participation plan.
Accounts Receivable, Net of Allowance for Doubtful Accounts
     We evaluate our trade receivables based upon a combination of factors generally requiring no collateral. We assess collectibility based on a number of factors, including history, the number of days an amount is past due (based on invoice due date), changes in credit ratings of customers, current events and circumstances regarding the business of our clients’ customers and other factors that it believes are relevant. Credit losses have historically been within management’s expectations. When we become aware of a customer’s inability to pay, such as in the case of bankruptcy or a decline in the customer’s operating results or financial position, we record an allowance to reduce the related receivable to an amount we reasonably believe is collectible. We maintain an allowance for potentially uncollectible accounts receivable based on an estimate of collectibility. If circumstances related to a specific customer change, our estimates of the recoverability of receivables could be further altered. In addition, we made other adjustments to the allowance for doubtful accounts to offset the accounts receivable and related reserve related to customers who were granted extended payment terms, experiencing financial difficulties or where collectibility was not reasonably assured. At March 31, 2007 and 2006, the allowance for potentially uncollectible accounts was $0.2 million and $3.7 million, respectively.

Results of Operations
Comparison of Three Months Ended March 31, 2007 and March 31, 2006
Revenues
     Our revenues decreased to $12.8 million for the three months ended March 31, 2007, compared to $21.5 million for the three months ended March 31, 2006. Revenue decreased across all products with the largest decrease in legacy products, as revenue from the sale of HAS and CMTS products declined $4.9 and $1.4 million, respectively, while revenue from DVS products decreased $2.4 million. We expect overall revenues to decrease in 2007 compared to 2006 due to decreased sales of our HAS and CMTS products following our discontinuation of both product lines. We expect revenues from the sale of our DVS products to increase in 2007 compared to 2006, primarily due to the introduction of new software applications, sales to an expanded customer base which includes telecommunication and broadcast satellite companies, increased international opportunities and additional sales to MSOs as they continue to build out their digital networks.
Revenues by Groups of Similar Products
     The following table presents revenues for groups of similar products (in thousands, except percentages) (unaudited):

	Three months ended
	March 31,		Variance in	Variance in
	2007	2006	Dollars	Percent
Revenues by product:
DVS	$12,414	$14,824	$(2,410)	(16.3)%
CMTS	346	1,713	(1,367)	(79.8)%
HAS	16	4,953	(4,937)	(99.7)%

Total revenues	$12,776	$21,490	$(8,714)	(40.5)%

     Revenues from the sale of HAS products were negligible in the three months ended March 31, 2007, compared to $5.0 million for the three months ended March 31, 2006. In January 2006, we announced that we were discontinuing our HAS product line to focus solely on digital video. As a result, we continue to sell our remaining HAS inventory and collect the remaining receivables with respect to our HAS products, and we expect revenue from the sale of our HAS products to continue to decline in 2007. We anticipate that all remaining HAS inventories will be sold during 2007. CMTS revenues also declined significantly to $0.3 million in the three months ended March 31, 2007 compared to $1.7 million in the three months ended March 31, 2006. CMTS product revenue consists primarily of sales of support services, and we do not believe that sales of CMTS products will be material in 2007.
     Revenues from the sale of DVS products decreased to $12.4 million for the three months ended March 31, 2007, compared to $14.8 million for the three months ended March 31, 2006.
     The following is a breakdown of DVS product revenue by period invoiced (in millions, except percentages) (unaudited):

	Three Months Ended
	March 31,		Variance in	Variance in
	2007	2006	Dollars	Percent
DVS product revenue invoiced and recognized in current period:
Total invoiced in current period	$10.6	$9.5	$1.1	11.6%
Less: Invoiced in current period and recognized in future periods	1.2	1.1	0.1	9.1%

Total invoiced and recognized in current period	$9.4	$8.4	$1.0	11.9%
DVS product revenue invoiced in prior fiscal years and recognized in current period	3.0	6.4	(3.4)	(53.1)%

Total DVS product revenue recognized in current period	$12.4	$14.8	$(2.4)	(16.2)%

     Although total revenue recognized from the sale of DVS products decreased in the three months ended March 31, 2007 compared to the same period in 2006, the amount of DVS product revenue invoiced in the three months ended March 31, 2007 increased compared to the same period in 2006. The decline in reported revenue is the result of a reduction in DVS product invoiced in prior fiscal years and recognized in the current period.
     The amount of DVS product revenue invoiced in the three months ended March 31, 2007 and 2006 was $10.6 million and $9.5 million, respectively, representing an increase of 12%. Of the DVS product revenue invoiced during the three months ended March 31, 2007 and 2006, $9.4 million and $8.4 million, respectively, was recognized as revenue during the three months ended March 31, 2007 and 2006, while the remaining amounts of $1.2 million and $1.1 million, respectively, will be recognized as revenue in future periods. Additionally, $3.0 million and $6.4 million of DVS product revenue invoiced in prior fiscal years was recognized during the three months ended March 31, 2007 and 2006, respectively. As a result of establishing VSOE in the first quarter of 2006, the balance of revenue invoiced in prior periods and recognized in the current period will decline in 2007.
Revenues by Geographic Region
     The following table is a breakdown of revenues by geographic region (in thousands, except percentages) (unaudited):

	Three months ended
	March 31,		Variance in	Variance in
	2007	2006	Dollars	Percent
Revenues:
United States	$11,200	$14,416	$(3,216)	(22.3)%
Americas, excluding United States	268	782	(514)	(65.7)%
Europe, Middle East and Africa, (EMEA), excluding Israel	846	3,659	(2,813)	(76.9)%
Israel	—	653	(653)	(100.0)%
Asia excluding Japan	155	1,606	(1,451)	(90.3)%
Japan	307	374	(67)	(17.9)%

Total	$12,776	$21,490	$(8,714)	(40.5)%

     Revenues in the United States decreased to $11.2 million, or 88% of revenues for the three months ended March 31, 2007, compared to $14.4 million, or 67% of revenues for the three months ended March 31, 2006. The decrease in revenues in the United States was primarily attributable to the overall reduction in revenues from the sale of our DVS products, which are sold primarily in the United States. We expect that sales to MSOs in the United States will continue to be the main source of our overall revenues in 2007 due to the expected build-out of ADS networks by second- and third-tier MSOs and the increasing importance of ad insertion within the United States market. The increase in revenues in the United States as a percentage of total revenue is attributable to a decline from the sale of our CMTS and HAS product revenues which were sold primarily outside the United States. We anticipate that total international revenues will continue to decrease in 2007 based on the continued decline in sales of our CMTS and HAS products as we exhaust the remaining inventory of these products. DVS product revenues outside the United States have been nominal, and we expect such revenues to continue to be nominal in the foreseeable future, in part because ad insertion is less popular and often not feasible outside the United States.
     Significant Customers
     Three customers, Comcast Corporation (Comcast), Ascent Media Corporation (Ascent) and Harmonic, Inc. (Harmonic), each accounted for 10% or more of total revenues (39%, 11% and 10%, respectively) for the three months ended March 31, 2007. Three customers, Harmonic, Comcast and CSC Holdings, Inc. (CSC), each accounted for 10% or more of total revenues (18%, 16% and 13%, respectively) for the three months ended March 31, 2006. No other customer accounted for more than 10% of revenues during these periods.
     Two customers, Comcast and Ascent, each accounted for 10% or more of total accounts receivable (40% and 17%, respectively) as of March 31, 2007. Three customers, CSC, HOT Telecom and Comcast, each accounted for 10% or more of total accounts receivable (20%, 15% and 10%, respectively) as of March 31, 2006. No other customer accounted for more than 10% of accounts receivable as of March 31, 2007 and 2006.
Cost of Goods Sold and Gross Profit
     Total cost of goods sold consists of direct product costs as well as the cost of our manufacturing operations. The cost of manufacturing includes contract manufacturing, test and quality assurance for products, warranty costs and associated costs of personnel and equipment.
     Total cost of goods sold decreased to $4.6 million in the three months ended March 31, 2007 from $10.7 million in the three months ended March 31, 2006.
     Direct cost of goods sold for our HAS products was negligible for three months ended March 31, 2007, compared to $4.5 million for the three months ended March 31, 2006. The direct cost of goods sold for our HAS products decreased due to declining sales of HAS products following our decision to discontinue the product line in January 2006. The direct cost of goods sold for our CMTS products were nominal for the three months ended March 31, 2007, compared to $1.0 million for the three months ended March 31, 2006.
     Direct cost of goods sold related to our DVS products decreased to $2.9 million in the three months ended March 31, 2007, compared to $3.6 million in the three months ended March 31, 2006.
     The following is a breakdown of DVS product cost of goods sold by period invoiced (in millions, except percentages) (unaudited):

	Three Months Ended
	March 31,		Variance in	Variance in
	2007	2006	Dollars	Percent
DVS product cost of goods sold invoiced and recognized in current period:
Total invoiced in current period	$2.2	$2.2	$0.0	0.0%
Less: invoiced in current period and recognized in future periods	0.0	—	0.0

Total invoiced and recognized in current period	$2.2	$2.2	$0.0	0.0%
DVS product cost of goods sold invoiced in prior fiscal years and recognized in current period	0.7	1.4	(0.7)	(50.0)%

Total cost of goods sold related to DVS product recognized in current period	$2.9	$3.6	$(0.7)	(19.4)%

     In the three months ended March 31, 2007 and 2006, the cost of goods sold related to DVS products invoiced during the period remained flat at $2.2 million. Cost of goods sold related to revenue invoiced and recognized on DVS products during the three months ended March 31, 2007 and 2006 was also flat at $2.2 million. The $0.7 million decrease in cost of goods sold for the three months ended March 31, 2006 was due to a reduction in DVS product cost of goods sold invoiced in prior fiscal years and recognized in the current period of $0.7 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively.
     For the three months ended March 31, 2007, gross profit was $8.2 million, or 64% of revenues. This represented a decrease of $2.6 million compared to the three months ended March 31, 2006, in which gross profit was $10.8 million, or 50% of revenues. The increase in our gross profit as a percentage of revenues was attributable to a higher percentage of revenues resulting from sales of our higher margin DVS products, and decreased revenues from our lower margin HAS and CMTS products.
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
Operating Expenses
     Research and development, sales and marketing, general and administrative expenses and restructuring charges, executive severance and asset write-offs are summarized in the following table (in thousands, except percentages) (unaudited):

	Three months ended
	March 31,		Variance in	Variance in
	2007	2006	Dollars	Percent
Research and development	$3,005	$4,069	$(1,064)	(26.1)%
Sales and marketing	$3,323	$5,184	$(1,861)	(35.9)%
General and administrative	$8,149	$5,150	$2,999	58.2%
Restructuring charges, executive severance and asset write-offs	—	$34	$(34)	(100.0)%
     Research and Development. Research and development expenses consist primarily of personnel costs, internally designed prototype material expenditures, expenditures for outside engineering consultants, and testing equipment and supplies required to develop and enhance our products. For the three months ended March 31, 2007, research and development expenses were $3.0 million, or 26% of revenues, compared to $4.1 million, or 19% of revenues for the three months ended March 31, 2006. The decrease in research and development expenses was attributable to a $0.5 million decrease in facilities expenses related to the move of our corporate headquarters to a less expensive building, as well as a decrease of $0.7 million in compensation expenses, which primarily resulted from the reduction of bonus accruals for missed engineering milestones and a decrease in CMTS product research and development. We believe it is critical for us to continue to make significant investments in research and development to create innovative technologies and products that meet the current and future requirements of our customers. While we anticipate that our overall research and development expenses will remain constant in 2007, we intend to increase our investment in research and development as it relates to DVS product development in 2007 and in future periods.
     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales personnel, salaries for marketing and support personnel, costs related to marketing communications, consulting and travel. For the three months ended March 31, 2007, sales and marketing expenses were $3.3 million, or 26% of revenues, compared to $5.2 million, or 24% of revenues for the three months ended March 31, 2006. This decrease in sales and marketing expenses resulted from a $0.5 million decrease in facilities expenses related to the move of our corporate headquarters to a less expensive building and a $1.2 million reduction in compensation expense related to reductions in staffing, reduced bonus accrual and related stock based compensation expense. We expect sales and marketing expenses to be lower in 2007 compared to 2006 as a result of lower overall expenditures and headcount reductions.
     General and Administrative. General and administrative expenses consist primarily of salary and benefits for administrative officers and support personnel, travel expenses and legal, accounting and consulting fees. For the three months ended March 31, 2007, general and administrative expenses were $8.1 million, or 58% of revenues, compared to $5.2 million, or 24% of revenues for the three months ended March 31, 2006. The increase in general and administrative expense was generally attributable to an increase in investor relations charges of $0.2 million, and an increase in outside service fees of $2.4 million, which consisted of an increase of $1.9 million for contractors and an increase of $0.5 million for audit fees, partially offset by a decrease of $0.1 million in outside legal fees. General and administrative expenses for the three months ended March 31, 2007 also included an expense of $0.3 million for the settlement of patent infringement claims that we received from Dolby Laboratories Licensing Corporation (Dolby) in January 2007. The claims, which were settled on May 9, 2007, related to our non-payment of license fees to Dolby for software functionality embedded in certain of our DVS products.
     Restructuring Charges, Executive Severance and Asset Write-offs.
     There were no restructuring charges, executive severance and asset write-offs for the three months ended March 31, 2007, and such amounts were nominal for the three months ended March 31, 2006.
For further detail, refer to Note 6, “Restructuring Charges and Asset Write-offs,” to Condensed Consolidated Financial Statements.
Non-Operating Expenses
Interest income (expense), net and other income, net were as follows (in thousands, except percentages) (unaudited):

	Three months ended
	March 31,		Variance in	Variance in
	2007	2006	Dollars	Percent
Interest income, net	$215	$301	$(86)	(28.6)%
Other income (expense), net	$(895)	$(553)	$(342)	(62.0)%
     Interest income, net relates primarily to $0.2 million of income generated from investments in high-quality fixed income securities. We expect our interest income, net to decrease in future periods based upon reduced cash invested in such high-quality fixed income securities.

     Other income, net is generally comprised of realized foreign currency gains and losses, realized gains or losses on investments, and income attributable to non-operational gains and losses. The increase in other expense, net for the quarter ended March 31, 2007 compared to the year ended March 31, 2006 was largely attributable to transaction expenses related to the proposed acquisition by Motorola, partially offset by the gain from a litigation settlement.
Income Tax Expense
     With the exception of the three months ended June 30, 2006, we have generated losses since our inception. We have not recorded a tax provision based on net income for the year ended December 31, 2006, due to the large net operating loss carry forwards we have to offset any federal and state tax liability. In each of the three months ended March 31, 2007 and 2006, we recorded nominal income tax expense related primarily to foreign taxes.
     We adopted SFAS Interpretation 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, we reduced our deferred tax assets reported as of December 31, 2006 by $13.9 million. The reduction was fully offset by a valuation allowance and therefore, did not have an impact to our financial statements. In addition, we did not recognize any adjustment to the liability for uncertain tax positions nor did we have any unrecognized tax benefits and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet.
     We file income tax returns in the U.S. federal jurisdiction, in the state of California, in various other states in the United States and in various foreign jurisdictions in which we have an office or physical location.
     We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense. Any subsequent change in classification of interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS No. 154, “Accounting Changes and Error Corrections.”
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
     During the three months ended March 31, 2007, we recorded total stock-based compensation of $0.4 million, compared to $0.8 million for the same period in 2006. At March 31, 2007, unamortized compensation expense related to outstanding unvested stock options that are expected to vest was approximately $2.5 million, compared to $4.8 million for the same period in 2006. This unamortized compensation expense is expected to be recognized over a weighted average period of approximately 2.2 years.
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
Liquidity and Capital Resources
     At March 31, 2007, we had $20.5 million in cash, cash equivalents and short-term investments as compared to $20.3 million at December 31, 2006. The $0.2 million increase from December 31, 2006 to March 31, 2007 was driven the release of $6.8 million of a deposit that was included in current assets and which related to a previously leased jet aircraft.
     Cash provided in operating activities for the quarter ended March 31, 2007 was $0.6 million compared to cash used in operating activities of $8.0 million in the same period in 2006. In the first quarter of 2007, cash used in operating activities was affected by a $7.0 million net loss, a decrease in deferred revenues of $1.4 million and a decrease in accounts payable of $1.1 million, offset by a decrease in accounts receivable of $2.7 million and a decrease in other assets of $7.3 million. In the first quarter of 2006, cash used in operating activities was affected by a $3.9 million net loss, a decrease in deferred revenues of $4.7 million and a $2.3 million decrease in accrued other liabilities, and offset by $2.4 million in non-cash inventory provisions included in net loss and a $7.5 million decrease in other assets.

     In connection with our operating lease arrangement to lease a corporate aircraft, we deposited and pledged an aggregate amount of $7.5 million in cash in 2004 with the aircraft lessor, General Electric Capital Corporation (GECC), to secure our obligations under the lease. On March 28, 2007, GECC returned to us $6.8 million of the $7.5 million cash deposit held by GECC as collateral for the aircraft lease. GECC will retain $0.7 million in collateral (Repair Collateral) subject to GECC’s completion of repairs, tests, inspections, and corrections to the aircraft, which GECC has estimated will cost $0.6 million. The remaining amount of the Repair Collateral, if any, will be returned to us.
     Investing activities consisted primarily of net purchases and sales of short-term investments in the three months ended March 31, 2007 and 2006. Cash provided by investing activities for the three months ended March 31, 2007 was $3.7 million compared to cash provided by investing activities of $53.9 million in the same period in 2006. The proceeds from the sale of short-term investments in the first quarter of 2006 were required to repay all of our 5% convertible subordinated notes (Notes) in the first quarter of 2006.
     There was no cash financing activities in the three months ended March 31, 2007. Cash used by financing activities in the three months ended March 31, 2006 was $65.1 million, due to the repayment of $65.1 million of face value for the Notes in the first quarter of 2006.
     We currently believe that our current unrestricted cash, cash equivalents and short-term investment balances will be sufficient to satisfy our cash requirements for at least the next 12 months. In order to achieve profitability in the future, we will need to increase revenues, primarily through sales of more profitable products, and decrease costs and operating expenses. These statements are forward-looking in nature and involve risks and uncertainties. Actual results may vary as a result of a number of factors, including those discussed under Risk Factors in this Quarterly Report on Form 10-Q and our 2006 Form 10-K. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, and financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. We cannot assure that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue operations, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.
Contractual Obligations
     The following table summarizes our contractual obligations as of March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions) (unaudited):

	Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years
Unconditional Purchase Obligations	$6.7	$6.7	$0.0	$—	$—
Operating Lease Obligations	10.0	3.9	6.1	—	—

Total Contractual Commitments	$16.7	$10.6	$6.1	$—	$—

     We have unconditional purchase obligations to certain of our suppliers that support our ability to manufacture our products. The obligations require us to purchase minimum quantities of the suppliers’ products at a specified price. As of March 31, 2007, we had approximately $6.7 million of purchase obligations payable at various times throughout the remainder of 2007.
     We entered into a lease agreement for $2.3 million to lease a facility of approximately 63,000 square feet for our main corporate headquarters from October 2006 through September 2009. We entered into a sub-sublease for $6.7 million to sub-sublease a facility of approximately 141,000 square feet from October 2006 through October 2009.
     The following table presents other commercial commitments, primarily required to support operating leases (in millions) (unaudited):

	Amount of Commitment Experation Per Period
	Total
	Amounts	Less than 1			After 5
	Commited	year	1-3 years	4-5 years	years

Deposits	$0.7	$0.7	$—	$—	$—
Standby Letters of Credit	0.4	—	0.4	—	—

Total Commercial Commitments	$1.1	$0.7	$0.4	$—	$—

     In 2002, we entered into an operating lease arrangement to lease a corporate aircraft. This lease arrangement was secured by a $9.0 million letter of credit. The letter of credit was reduced to $7.5 million in February 2003. During 2004, the $7.5 million letter of credit was converted to a cash deposit. In March 2004, in connection with our worldwide restructuring, we notified GECC of our intentions to locate a purchaser for our remaining obligations under this lease. In August 2004, we entered into an agreement with a third party to sublease the corporate aircraft through December 31, 2006, which sublease was subsequently extended through January 14, 2007. On

March 28, 2007, GECC returned to us $6.8 million of the $7.5 million cash deposit held by GECC as collateral for the aircraft lease. GECC will retain $0.7 million in Repair Collateral subject to GECC’s completion of repairs, tests, inspections, and corrections to the aircraft, which GECC has estimated will cost $0.6 million. The remaining amount of the Repair Collateral, if any, will be returned to us. $0.7 million of Repair Collateral is included in the table above. As a result of our real estate lease commitments, we have $0.4 million of letters of credit outstanding.
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
     In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (FASB 109). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including decisions on whether or not to file in a particular jurisdiction. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109, “Accounting for Income Taxes.” The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 are reported as an adjustment to the opening balance of retained earnings.
     We adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we reduced our deferred tax assets reported as of December 31, 2006 by $13.9 million. The reduction was fully offset by a valuation allowance and therefore, did not have an impact to our financial statements. In addition, we did not recognize any adjustment to the liability for uncertain tax positions nor did we have any unrecognized tax benefits and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet.
     We file income tax returns in the U.S. federal jurisdiction, in the state of California, in various other states in the United States and in various foreign jurisdictions in which we have an office or physical location.
     We have elected to record interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense. Any subsequent change in classification of interest and penalties will be treated as a change in accounting principle subject to the requirements of SFAS No. 154, “Accounting Changes and Error Corrections.”
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
     Foreign Currency Risk. A substantial majority of our revenue, expense and capital purchasing activity are transacted in U.S. dollars. However, we do enter into transactions from Belgium, United Kingdom, Hong Kong and Canada. If foreign currency rates were to fluctuate by 10% from the rates at March 31, 2007, our financial position, results of operations and cash flows would not be materially affected. However, we cannot guarantee that there will not be a material impact in the future.
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
     In connection with the preparation of this Form 10-Q for the quarter ended March 31, 2007, management, under the supervision of the CEO and CFO, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2007 because of the material weaknesses in the Company’s management report on internal controls over financial reporting included in Item 9A to its Annual Report on Form 10-K for the year ended December 31, 2006, as amended (2006 Form 10-K) and outlined below. As of March 31, 2007, none of the material weaknesses identified in the 2006 Form 10-K have been fully remediated, and each remains ongoing as of the filing date of this Form 10-Q. Because the material weaknesses described below have not been fully remediated as of the filing date of this Form 10-Q, the CEO and CFO continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.
     As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K), in its Quarterly Reports on Form 10-Q for each of the first three quarters of 2006, and its 2006 Form 10-K, the following material weaknesses remained ongoing as of March 31, 2007 and as of the date of this filing:
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
     Because of these material weaknesses, the CEO and CFO concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2007 or at the date of this filing.
Remediation of Previously Disclosed Material Weakness
     As disclosed in the Company’s 2005 Form 10-K, and in its Quarterly Reports on Form 10-Q for each of the first three quarters of 2006, the Company reported a material weakness in internal control over financial reporting related to revenue recognition. As described in the 2006 Form 10-K, based on the remediation steps detailed below and the subsequent testing of these remediation steps, as of December 31, 2006 and the date of this filing, the Company remediated the previously reported material weakness in internal control over financial reporting related to revenue recognition.
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
Remediation Steps to Address Continuing Material Weaknesses
     As described in the 2006 Form 10-K, in an effort to remediate the Company’s identified continuing material weaknesses, management is in the process of implementing the following steps. While these continuing material weaknesses did not result in adjustments to the Company’s consolidated financial statements for the quarter ended March 31, 2007, it is reasonably possible that, if not remediated, these material weaknesses could result in a material misstatement of the Company’s financial statement accounts that might result in a material misstatement to a future annual or interim period. Management does not anticipate that the continuing material weaknesses will be remediated until the second half of the year ended December 31, 2007.
Communication of Financial Information.
•	During the quarter ended June 30, 2005, the Company established procedures to document the review of press releases to account for transactions in a complete and timely manner.

•	During the quarter ended June 30, 2005, the Company also improved the internal process of drafting and reviewing periodic reports by implementing additional management and external legal counsel review prior to their submission to the Company’s independent registered public accounting firm.

•	Continue to monitor the communication channels between the Company’s senior management and the Company’s accounting and finance department and take prompt action, as necessary, to further strengthen these communication channels;

•	Implement training procedures for new employees and/or consultants in the accounting and finance department on the Company’s disclosure procedures and controls, the Company and the Company’s actions in previous reporting periods; and

•	Take steps to ensure that the Company senior management has timely access to all material financial and non-financial information concerning our business.

Use of Estimates.
•	The Company has engaged the services of experienced accounting consultants to review the Company’s books and close procedures on a monthly basis to assist management in ensuring that the Company’s financial statements are being recorded in accordance with GAAP.

•	The Company continues to engage the services of an outside tax accounting firm to assist with the calculation of the Company’s tax liabilities.

•	During the quarter ended September 30, 2006, the Company established a process where all significant accruals must be reviewed and approved by the Corporate Controller.

•	During the quarter ended June 30, 2006, the Company implemented a process to obtain and assess accruals for legal costs and expenses owed to third party vendors whereby the Company’s legal department obtains monthly estimates from the third party vendors and reviews the amount reported by third party vendors for accuracy.
Lack of Technical Accounting Expertise and Qualified Accounting Personnel.
•	During the quarter ended June 30, 2006, the Company engaged experienced accounting consultants to act as the VP Finance, Corporate Controller and Revenue Recognition Accountant.

•	During the second, third and fourth quarters of 2006, the Company engaged expert accounting consultants to assist the Company’s accounting and finance department with the management and implementation of controls surrounding revenue recognition, the administration of existing controls and procedures, the preparation of the Company’s periodic reports and the documentation of complex accounting transactions.

•	The Company is increasing staffing in the accounting and finance department, and re-allocating duties to persons within the accounting and finance organization to maximize their skills and experience.

•	The Company continues to take steps to recruit additional qualified senior accounting personnel, including certified public accountants personnel with recent public accounting firm experience. The Company is looking to hire an accountant with SEC reporting experience.
Inadequate Controls over Documentation and Record Keeping.
•	During the quarter ended March 31, 2007, the Company’s employees involved in order entry received training regarding the controls and procedures surrounding the amendment of sales orders. Additional training will be provided on a regular and periodic basis and updated as necessary to reflect any changes in the Company’s or its customers’ business practices or activities.

•	The Company has established policies and procedures for the review and approvals of all manual journal entries.

•	The Company has adopted a policy requiring it to retain a copy of all corporate records in connection with dispositions of assets to third parties.

•	Improve the review process that occurs prior to providing the initial draft of the periodic report to our independent auditors for review.

•	The Company has developed monthly close schedules which include the timeline for completion and approval of reconciliations by the Corporate Controller.

•	During the quarter ended June 30, 2006, the Company entered into agreements with third parties that purchased assets from the Company in Israel. These agreements provide the Company with access to the corporate records and require the third parties to retain documents in accordance with Israeli law.

     Subsequent Changes in Internal Control over Financial Reporting
     Except for the changes in connection with the remediation efforts performed in regard to the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
     On June 23, 2006, a putative class action lawsuit was filed against us in the United States District Court for the Northern District of California by I.B.L. Investments Ltd. purportedly on behalf of all persons who purchased our common stock between October 28, 2004 and March 1, 2006. Zaki Rakib, Jerry D. Chase, Mark Richman and Edward Lopez are named as individual defendants. The lawsuit focuses on our March 1, 2006 announcement of the restatement of financial statements for the year ended December 31, 2004, and for the four quarters of 2004 and the first two quarters of 2005. On November 8, 2006, Adrian G. Mongeli was appointed lead plaintiff in the case, replacing I.B.L. Investments Ltd. On January 8, 2007, Mongeli filed an amended complaint, purportedly on behalf of all persons who purchased our common stock between June 28, 2001 and March 1, 2006. The amended complaint adds Ray Fritz, Carol Lustenader, Matthew Miller, Shlomo Rakib, Doug Sabella, Christopher Schaepe, Mark Slaven, Lewis Solomon, Howard W. Speaks, Arthur T. Taylor and David Woodrow as individual defendants, and also names Ernst & Young as a defendant. The amended complaint incorporates the prior allegations and includes new allegations relating to the restatement of our consolidated historical financial statements as reported in our Form 10-K filed on December 29, 2006. The plaintiffs are seeking damages, interest, costs and any other relief deemed proper by the court. An unfavorable ruling in this legal matter could materially and adversely impact our results of operations. On March 9, 2007, Terayon and the individual defendants filed a motion to dismiss the amended complaint. On March 23, 2007, Ernst & Young filed a motion to dismiss the amended complaint. Both motions are scheduled to be heard on July 24, 2007.
     On April 22, 2005, we filed a lawsuit in the Superior Court of California, County of Santa Clara against Adam S. Tom (Tom) and Edward A. Krause (Krause) and a company founded by Tom and Krause, RGB Networks, Inc. (RGB). We sued Tom and Krause for breach of contract and RGB for intentional interference with contractual relations based on breaches of the Noncompetition Agreements entered into between us and Tom and Krause, respectively. On May 24, 2006, RGB, Tom, and Krause filed a Notice of Motion and Motion For Leave To File a Cross-Complaint, in which the defendants stated that they intended to file counter-claims against us for misappropriation of trade secrets, unfair competition, tortious interference with contractual relations, and tortious interference with prospective economic advantage. On July 6, 2006, the court granted the defendants’ motion, and on July 20, defendants filed a cross-complaint for misappropriation of trade secrets, unfair competition, tortious interference with contractual relations, and tortious interference with prospective economic advantage. On August 21, 2006, we filed a demurrer to certain of those claims. The court granted our demurrer as to RGB’s request for declaratory judgment. On November 9, 2006, we filed our answer to RGB’s complaint. On March 26, 2007, we entered into a stipulation for settlement with RGB amicably resolving all outstanding litigation between the parties. On April 10, 2007 we entered into a formal settlement agreement with RGB, Tom, and Krause. The Company recorded the settlement as of March 31, 2007 and the settlement amount is included in other income and expense.

     On September 13, 2005, a case was filed by Hybrid Patents, Inc. (Hybrid) against Charter Communications, Inc. (Charter) in the United States District Court for the Eastern District of Texas for patent infringement related to Charter’s use of equipment (cable modems, cable modem termination systems (CMTS) and embedded multimedia terminal adapters (eMTAs)) meeting the Data Over Cable System Interface Specification (DOCSIS) standard and certain video equipment. Hybrid has alleged that the use of such products violates its patent rights. Charter has requested that we and others supplying it with equipment indemnify Charter for these claims. We and others have agreed to contribute to the payment of the legal costs and expenses related to this case and we have entered into a joint defense and cost sharing agreement with all named defendants in the suit. On May 4, 2006, Charter filed a cross-complaint asserting its indemnity rights against us and a number of companies that supplied Charter with cable modems. To date, this cross-complaint has not been dismissed. Trial is scheduled on Hybrid’s claims for July 3, 2007. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Hybrid is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products.
     On July 14, 2006, a case was filed by Hybrid against Time Warner Cable (TWC), Cox Communications Inc. (Cox), Comcast Corporation (Comcast), and Comcast of Dallas, LP (together, the MSOs) in the United States District Court for the Eastern District of Texas for patent infringement related to the MSOs’ use of data transmission systems and certain video equipment. Hybrid has alleged that the use of such products violates its patent rights. To date, we have not been named as a party to the action. The MSOs have requested that we and others supplying them with cable modems and equipment indemnify the MSOs for these claims. We and others have agreed to contribute to the payment of legal costs and expenses related to this case and we have entered into a joint defense and cost sharing agreement with all named defendants in the suit. Trial is scheduled on Hybrid’s claims for July 3, 2007. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Hybrid is successful in its claim against the MSOs and then elects to pursue other cable operators that use the allegedly infringing products.
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
     On June 1, 2006, a case was filed by Rembrandt against Charter, Cox, CSC Holdings, Inc. (CSC), and Cablevision Systems Corp. (Cablevision) in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by Charter infringe certain patents related to cable modem, voice-over internet, and video technology applications. To date, we have not been named as a party in the action, but Charter has made a request for indemnity related to the products that we and others have sold to them. We have not received an indemnity request from Cox, CSC and Cablevision but we expect that such request will be forthcoming shortly. To date, we and others have not agreed to contribute to the payment of legal costs and expenses related to this case. A trial date is not set at this time. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against Charter and then elects to pursue other cable operators that use the allegedly infringing products.
     On June 1, 2006, a case was filed by Rembrandt against TWC in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by TWC infringe certain patents related to cable modem, voice-over internet, and video technology applications. To date, we have not been named as a party in the action, but TWC has made a request for indemnity related to the products that we and others have sold to them. We and others have agreed to contribute to the payment of legal costs and expenses related to this case. A trial date is not set at this time. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against TWC and then elects to pursue other cable operators that use the allegedly infringing products.

     On September 13, 2006, a second case was filed by Rembrandt against TWC in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, Rembrandt alleged that products and services sold by TWC infringe certain patents related to the DOCSIS standard. To date, we have not been named as a party in the action, but TWC has made a request for indemnity related to the products that we and others have sold to them. We and others have agreed to contribute to the payment of legal costs and expenses related to this case. A trial date is not set at this time. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if Rembrandt is successful in its claim against TWC and then elects to pursue other cable operators that use the allegedly infringing products.
     On January 31, 2007, a complaint was filed by GPNE Corp. (GPNE) against Time Warner Inc. (TWI), Comcast and Charter in the United States District Court for the Eastern District of Texas alleging patent infringement. In this matter, GPNE alleged that products and services sold by TWI, Comcast and Charter infringe certain patents related to the DOCSIS standard (data transmission). To date, we have not been named as a party in the action, but TWC has made a request for indemnity related to the products that we and others have sold to them. We believe that Comcast and Charter will also make indemnity requests. We and others have agreed to contribute to the payment of legal costs and expenses related to this case. Trial date of this matter is not known at this time. On February 2, 2007, TWC filed a lawsuit against GPNE in the United States District Court for the District of Delaware requesting a declaratory judgment of non-infringement. At this point, the outcome is uncertain and we cannot assess damages. However, the case may be expensive to defend and there may be substantial monetary exposure if GPNE is successful in its claim against TWI, Comcast and Charter and then elects to pursue other cable operators that use the allegedly infringing products.
     On May 9, 2007, we entered into a settlement agreement with Dolby Laboratories Licensing Corporation (Dolby) for $0.3 million to settle our past infringement of certain Dolby patents and copyrighted works. Additionally, Dolby and us are entering into a license agreement to license such patents and copyrighted works beginning January 1, 2007.
     We have received letters and other communications claiming that our technology infringes the intellectual property rights of others. We have consulted with our patent counsel and reviewed the allegations made by such third parties. If these allegations were submitted to a court, the court could find that our products infringe third party intellectual property rights. If we are found to have infringed third party rights, we could be subject to substantial damages and/or an injunction preventing us from conducting our business. In addition, other third parties may assert infringement claims against us in the future. A claim of infringement, whether meritorious or not, could be time-consuming, result in costly litigation, divert our management’s resources, cause product shipment delays or require us to enter into royalty or licensing arrangements. These royalty or licensing arrangements may not be available on terms acceptable to us, if at all.
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
     In December 2005, the Commission issued a formal order of investigation in connection with our accounting review of a series of contractual arrangements with Thomson Broadcast. These matters were previously the subject of an informal Commission inquiry. We cooperated fully with the Commission in order to bring the investigation to a conclusion as promptly as possible. On April 2, 2007, we received written notification from the staff of the Commission that the Commission’s investigation has been terminated and no enforcement action has been recommended at this time. The decision of the Commission to terminate the investigation is not a finding or judgment regarding the matters investigated, and should not be construed that we have been exonerated or that no action may ultimately result from the Commission’s investigation of the matter.

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
Item 1A. Risk Factors
     The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, Item 1A — Risk Factors on pages 12 through 37 of our Annual Report on Form 10-K for the year ended December 31, 2006, as amended (2006 Form 10-K). These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors included in the 2006 Form 10-K, the reader should also consider the following risk factors:
Risks Related to the Proposed Acquisition by Motorola, Inc.
Our business and results of operations are likely to be affected by our announced acquisition by Motorola, Inc. (Motorola).
     On April 21, 2007, we entered into an Agreement and Plan of Merger (Merger Agreement) with Motorola, and Motorola GTG Subsidiary VI Corporation, a wholly-owned subsidiary of Motorola (Merger Sub), pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Motorola.
     The uncertainty about the effect of the proposed acquisition may have an adverse effect on us. These uncertainties may impair our ability to retain and motivate key personnel until the acquisition is completed, and could cause customers and others that deal with us to defer purchases or other decisions concerning us, or to seek to change existing business relationships with us. Although we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to purchase our products or services due to uncertainty about the direction of the combined company’s product offerings and its support and service of existing products. To the extent that our announcement of the acquisition creates uncertainty among customers such that one or more customers delay purchase decisions pending consummation of the planned acquisition, our results of operations could be negatively affected and could fall below the expectations of market analysts, which could cause a decline in our stock price. Finally, activities relating to the acquisition and related uncertainties could divert our management’s and our employees’ attention from our day-to-day business, cause disruptions among our relationships with customers and business partners, and detract us from our ability to generate revenue and control costs. In addition, the Merger Agreement restricts us from taking certain specified actions without the consent of Motorola until the acquisition is completed. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the acquisition.
     Employee retention and recruitment may be particularly challenging during the pendency of the proposed acquisition, as employees and prospective employees may experience uncertainty about their future roles with Motorola. The departure of existing key employees or the failure of potential key employees to accept employment with us, despite our retention and recruiting efforts, could have a material adverse impact on our business, financial condition and operating results.
If the conditions to the proposed acquisition by Motorola set forth in the Merger Agreement are not met, the acquisition may not occur.
     The obligation of Motorola and Merger Sub to consummate the merger is subject to a number of conditions described in the Merger Agreement, including, among others, the receipt of antitrust approval under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. Approval of the merger by holders of a majority of our outstanding shares is required. The closing of the merger is also subject to closing conditions. These conditions are set forth in detail in the Merger Agreement, which we have previously filed with the Commission. We cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the proposed merger will not occur or will be delayed, and the market price of our common stock could decline.

     Failure to complete the proposed acquisition by Motorola would negatively affect our business, financial condition, stock price and operating results.
     If the merger is not completed, we could suffer a number of consequences that may adversely affect our business, financial condition, stock price and operating results, including the following:
•	Activities relating to the acquisition and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the acquisition does not occur;

•	The price of our common stock may decline to the extent that the current market price of the common stock reflects an assumption that the acquisition will be completed;

•	We could be required to pay Motorola a termination fee of $5.25 million under the circumstances described in the Merger Agreement;

•	We would remain liable for our costs related to the acquisition, such as legal, accounting, investment banking fees and related expenses in connection with the merger;

•	We may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures;

•	Our management and employees’ attention would have been diverted for which they will have received little or no benefit;

•	We may not be able to retain key employees;

•	We may not be able to maintain effective internal control over financial reporting due to employee departures; and

•	We would continue to be exposed to the general competitive pressures and risks discussed in Item 1A. Risk Factors of our 2006 Form 10-K, which pressures and risks may be increased if the acquisition is not completed.
     Further, if the Merger Agreement is terminated and our Board of Directors determines to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the merger with Motorola.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

Exhibit
Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of April 21, 2007 among Terayon Communication Systems, Inc., Motorola, Inc., and Motorola GTG Subsidiary VI Corp.(7)

3.1	Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(5)

3.2	Bylaws of Terayon Communication Systems, Inc.(5)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(5)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.(4)

4.1	Specimen Common Stock Certificate.(2)

4.2	Amended and Restated Information and Registration Rights Agreement, dated April 6, 1998.(1)

4.3	Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(3)

4.4	Registration Rights Agreement, dated July 26, 2000, among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(3)

4.5	Indenture, dated July 26, 2000, between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A.(3)

4.6	Rights Agreement, dated February 6, 2001, between Terayon Communication Systems, Inc. and Fleet National Bank.(4)

4.7	Rights Agreement Amendment, dated April 21, 2007 between Terayon Communication Systems, Inc. and Computershare Trust Company, N.A. (as successor in interest to Fleet National Bank).(7)

10.31	Termination Agreement, effective as of March 22, 2007, between Terayon Communications Systems, Inc. and General Electric Capital Corporation.(6)

10.32	2007 Executive Sales Commission Plan.

10.33	Amendment to Employment Agreement, dated May 10, 2007, between Terayon Communication Systems, Inc. and Matthew Aden.

10.34	Amendment to Employment Agreement, dated May 10, 2007, between Terayon Communication Systems, Inc. and Jerry Chase.

10.35	Amendment to Employment Agreement, dated May 10, 2007, between Terayon Communication Systems, Inc. and Mark Richman.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1/A filed on July 31, 1998 (File No. 333-56911).

(3)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).

(4)	Incorporated by reference to our Report on Form 8-K filed on February 9, 2001.

(5)	Incorporated by reference to our Report on Form 8-K filed on November 21, 2003.

(6)	Incorporated by reference to our Report on Form 10-K filed on April 2, 2007.

(7)	Incorporated by reference to our Report on Form 8-K filed on April 23, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERAYON COMMUNICATION SYSTEMS, INC.
By:	/s/ Mark A. Richman
Mark A. Richman
Chief Financial Officer

Date: May 10, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of April 21, 2007 among Terayon Communication Systems, Inc., Motorola, Inc., and Motorola GTG Subsidiary VI Corp.(7)

3.1	Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(5)

3.2	Bylaws of Terayon Communication Systems, Inc.(5)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Terayon Communication Systems, Inc.(5)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock.(4)

4.1	Specimen Common Stock Certificate.(2)

4.2	Amended and Restated Information and Registration Rights Agreement, dated April 6, 1998.(1)

4.3	Form of Security for Terayon Communication Systems, Inc.’s 5% Convertible Subordinated Notes due August 1, 2007.(3)

4.4	Registration Rights Agreement, dated July 26, 2000, among Terayon Communication Systems, Inc. and Deutsche Bank Securities, Inc. and Lehman Brothers, Inc.(3)

4.5	Indenture, dated July 26, 2000, between Terayon Communication Systems, Inc. and State Street Bank and Trust Company of California, N.A.(3)

4.6	Rights Agreement, dated February 6, 2001, between Terayon Communication Systems, Inc. and Fleet National Bank.(4)

4.7	Rights Agreement Amendment, dated April 21, 2007 between Terayon Communication Systems, Inc. and Computershare Trust Company, N.A. (as successor in interest to Fleet National Bank).(7)

10.31	Termination Agreement, effective as of March 22, 2007, between Terayon Communications Systems, Inc. and General Electric Capital Corporation.(6)

10.32	2007 Executive Sales Commission Plan.

10.33	Amendment to Employment Agreement, dated May 10, 2007, between Terayon Communication Systems, Inc. and Matthew Aden.

10.34	Amendment to Employment Agreement, dated May 10, 2007, between Terayon Communication Systems, Inc. and Jerry Chase.

10.35	Amendment to Employment Agreement, dated May 10, 2007, between Terayon Communication Systems, Inc. and Mark Richman.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form S-1 filed on June 16, 1998 (File No. 333-56911).

(2)	Incorporated by reference to exhibits to our Registration Statement on Form S-1/A filed on July 31, 1998 (File No. 333-56911).

(3)	Incorporated by reference to our Registration Statement on Form S-3 filed on October 24, 2000 (File No. 333-48536).

(4)	Incorporated by reference to our Report on Form 8-K filed on February 9, 2001.

(5)	Incorporated by reference to our Report on Form 8-K filed on November 21, 2003.

(6)	Incorporated by reference to our Report on Form 10-K filed on April 2, 2007.

(7)	Incorporated by reference to our Report on Form 8-K filed on April 23, 2007.